Form 10-Q
period 1999-06-30
INFORMATICA CORP
filed 1999-08-11
CIK 1080099

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25871

                             INFORMATICA CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                            77-0333710
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

                            3350 WEST BAYSHORE ROAD
                              PALO ALTO, CALIFORNIA       94303
              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 687-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [ ] NO [X]

As of July 31, 1999 there were 14,866,590 shares of the registrant's Common Stock outstanding.


================================================================================

                             INFORMATICA CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                           PAGE NUMBERING
                                                                                            IN SEQUENTIAL
                                                                                          NUMBERING SYSTEM
                                                                                          ----------------
PART I.   FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999 and December
          31, 1998....................................................................             3

          Condensed Consolidated Statements of Operations -- Three and Six Months
          Ended June 30, 1999 and 1998................................................             4

          Condensed Consolidated Statements of Cash Flows -- Three and Six Months
          Ended June 30, 1999 and 1998................................................             5

          Notes to Condensed Consolidated Financial Statements........................             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................             9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................            19


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...................................            19

Item 6.   Exhibits and Reports on Form 8-K............................................            20

          Signatures..................................................................            20

PART I.   FINANCIAL INFORMATION

Item 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             INFORMATICA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,    DECEMBER 31,
                                                                   1999          1998
                                                               ----------    -------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 52,603        $  6,059
  Accounts receivable, net of allowances of $1,811 and
    $1,691, respectively                                           4,376           3,665
  Prepaid expenses and other current assets                          522             552
                                                                --------        --------
               Total current assets                               57,501          10,276
Property and equipment, net                                          985             512
Other assets                                                         105             126
                                                                --------        --------
               Total assets                                     $ 58,591        $ 10,914
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities                      $  5,465        $  4,315
  Accrued compensation and related expenses                        4,282           3,486
  Current portion of capital lease obligations                        68             242
  Deferred revenue                                                 7,246           4,537
                                                                --------        --------
               Total current liabilities                          17,061          12,580
Capital lease obligations, less current portion                      217             217
Redeemable convertible preferred stock                                --          17,586
Stockholders' equity (deficit)                                    41,313         (19,469)
                                                                --------        --------
               Total liabilities, redeemable convertible
                 preferred stock and stockholders'
                 equity (deficit)                               $ 58,591        $ 10,914
                                                                ========        ========

See accompanying notes.

                             INFORMATICA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                    1999            1998             1999             1998
                                                                  --------        --------         --------         --------
Revenues:
  License                                                         $  8,863        $  4,741         $ 15,977         $  8,996
  Service                                                            4,332           1,696            7,555            3,079
                                                                  --------        --------         --------         --------
               Total revenues                                       13,195           6,437           23,532           12,075
Cost of revenues:
  License                                                              111             179              253              207
  Service                                                            2,201           1,039            3,911            1,997
                                                                  --------        --------         --------         --------
               Total cost of revenues                                2,312           1,218            4,164            2,204
                                                                  --------        --------         --------         --------
Gross profit                                                        10,883           5,219           19,368            9,871
Operating expenses:
  Research and development                                           2,569           1,676            4,619            3,289
  Sales and marketing                                                7,321           5,472           13,769           10,187
  General and administrative                                           963             643            1,795            1,277
                                                                  --------        --------         --------         --------
               Total operating expenses                             10,853           7,791           20,183           14,753
                                                                  --------        --------         --------         --------
Income (loss) from operations                                           30          (2,572)            (815)          (4,882)
Interest income (expense), net                                         293              73              320              154
                                                                  --------        --------         --------         --------
Income (loss) before income taxes                                      323          (2,499)            (495)          (4,728)
Income tax provision                                                   150              --              300               --
                                                                  --------        --------         --------         --------
Net income (loss)                                                 $    173        $ (2,499)        $   (795)        $ (4,728)
                                                                  ========        ========         ========         ========
Net income (loss) per share:
  Basic                                                           $   0.02        $  (0.79)        $  (0.11)        $  (1.54)
                                                                  ========        ========         ========         ========
  Diluted                                                         $   0.01        $  (0.79)        $  (0.11)        $  (1.54)
                                                                  ========        ========         ========         ========
Shares used in calculation of net income (loss) per share:
  Basic                                                             11,298           3,168            7,414            3,076
                                                                  ========        ========         ========         ========
  Diluted                                                           14,138           3,168            7,414            3,076
                                                                  ========        ========         ========         ========

See accompanying notes.

                             INFORMATICA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             1999             1998
                                                                           --------         --------
OPERATING ACTIVITIES
Net loss                                                                   $   (795)        $ (4,728)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                 155            1,205
  Sales and return allowances                                                   120              120
  Other receivable allowances                                                    --              471
  Amortization of deferred compensation                                         198               27
  Changes in operating assets and liabilities:
    Accounts receivable                                                        (831)          (1,320)
    Prepaid expenses and other assets                                            51             (137)
    Accounts payable and accrued liabilities                                  1,150              483
    Accrued compensation and related expenses                                   796            1,183
    Deferred revenue                                                          2,709              940
                                                                           --------         --------
Net cash provided by (used in) operating activities                           3,553           (1,756)
INVESTING ACTIVITIES
Purchase of property and equipment, net                                        (628)            (461)
                                                                           --------         --------
Net cash used in investing activities                                          (628)            (461)
FINANCING ACTIVITIES
Proceeds from initial public offering, net                                   43,481               --
Proceeds from issuance of common stock                                          389               41
Payments on capital lease obligations                                          (174)             (23)
                                                                           --------         --------
Net cash provided by financing activities                                    43,696               18
                                                                           --------         --------
Effect of foreign currency translation on cash and
  cash equivalents                                                              (77)              12

                                                                           --------         --------
Increase (decrease) in cash and cash equivalents                             46,544           (2,187)
Cash and cash equivalents at beginning of period                              6,059            8,440
                                                                           --------         --------
Cash and cash equivalents at end of period                                 $ 52,603         $  6,253
                                                                           ========         ========
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                              $     18         $     21
                                                                           ========         ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
Conversion of preferred stock to common stock                              $ 17,586         $     --
                                                                           ========         ========
Capital lease obligations incurred                                         $     --         $    437
                                                                           ========         ========
Deferred stock compensation related to common stock options granted        $    759         $     --
                                                                           ========         ========

See accompanying notes.

                             INFORMATICA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1998.

2.      REVENUE RECOGNITION

        Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position 98-4 ("SOP 98-4"). The Company adopted SOP 97-2 effective January 1, 1998 and SOP 98-4 effective March 31, 1998. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into beginning January 1, 2000. Implementation guidelines for this standard have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue recognition policies, which changes could affect the timing of the Company's future revenues and earnings.

        The Company generates revenues through two sources, software licenses and services. The Company's license revenues are generated from licensing the Company's products directly to end users and indirectly through resellers and original equipment manufacturers. Service revenues are generated from maintenance contracts and training and consulting services performed for customers that license the Company's products directly and indirectly through resellers.

        License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not sold separately, the price is established by authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For direct sales, revenue is recognized upon shipment to the end user and when collectibility is probable. For sales through resellers, revenue is recognized upon shipment to the reseller and when collectibility is probable or upon cash collections based on credit history with the reseller. The Company's agreements with its customers and resellers do not contain product return rights.

        Revenues from maintenance, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software products. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized after the services are performed.

        Deferred revenue includes deferred maintenance revenue and prepaid training and consulting fees.

3.      INITIAL PUBLIC OFFERING

        On April 29, 1999, the Company completed its initial public offering and issued 3,000,000 shares, including 250,000 shares pursuant to the underwriters' exercise of their overallotment option, of its common stock to the public at a price of $16.00 per share. The Company received net proceeds of approximately $43.5 million in cash. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 7,940,000 shares of common stock.

4.      NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation when their effect is antidilutive.

        The following is a calculation of net loss per share (in thousands, except per share amounts):

                                               THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 1999            1998             1999             1998
                                               -------         ---------         -------         -------
                                             (UNAUDITED)       (UNAUDITED)      (UNAUDITED)      (UNAUDITED)

Historical:
Net loss                                       $    173        $   (2,499)        $   (795)        $(4,728)
                                               ========        ==========         ========         =======
Weighted average shares of common stock
   outstanding used in computing net
   income (loss) per share:
  Basic                                          11,298             3,168            7,414           3,076
                                               ========        ==========         ========         =======
  Diluted                                        14,138             3,168            7,414           3,076
                                               ========        ==========         ========         =======

Net income (loss) per share:
  Basic                                        $   0.02        $    (0.79)        $  (0.11)        $ (1.54)
                                               ========        ==========         ========         =======
  Diluted                                      $   0.01        $    (0.79)        $  (0.11)        $ (1.54)
                                               ========        ==========         ========         =======


        If the Company had reported net income for the three months ended June 30, 1998, and for the six months ended June 30, 1999 and 1998, the calculation of diluted earnings per share would have included the shares used in the computation of net loss per share as well as an additional 2,215,000, 2,564,000, and 2,175,000 common equivalent shares related to the outstanding options and warrants not included in the calculations above (determined using the treasury stock method at the estimated fair value), respectively.

5.      COMPREHENSIVE INCOME (LOSS)

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is foreign currency translation adjustments.

        The following is a calculation of comprehensive income (loss), in thousands:


                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            1999            1998           1999             1998
                                          -------         -------         -------         -------
                                        (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Net loss                                  $   173         $(2,499)        $  (795)        $(4,728)
Other comprehensive income (loss):
  Foreign currency translation
    adjustment                                (42)             (5)            (77)             12
                                          -------         -------         -------         -------
Comprehensive income (loss)               $   131         $(2,504)        $  (872)        $(4,716)
                                          =======         =======         =======         =======


6.      INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion of the financial condition and our results of operations contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Factors That May Affect Our Operating Results".

REVENUES

        Our total revenues for the three months ended June 30, 1999 increased to $13.2 million from $6.4 million for the three months ended June 30, 1998, representing growth of 105%. For the six months ended June 30, 1999, our total revenues increased to $23.5 million from $12.1 million for the six months ended June 30, 1998, representing growth of 95%. Our license revenues increased to $8.9 million in the three months ended June 30, 1999 from $4.7 million in the three months ended June 30, 1998, representing growth of 87%. Our license revenues for the six months ended June 30, 1999 increased to $16.0 million from $9.0 million for six months ended June 30, 1998, representing growth of 78%. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of PowerMart and PowerCenter and expansion of our direct sales organization and reseller channels. Service revenues increased to $4.3 million for the three months ended June 30, 1999 from $1.7 million for the three months ended June 30, 1998, representing growth of 155%. Our service revenues increased to $7.6 million for the six months ended June 30, 1999 from $3.1 million for the six months ended June 30, 1998, representing growth of 145%. These increases were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base. Service revenues may increase modestly as a percentage of total revenues in future periods to the extent our installed license base grows and as we continue to provide additional services to our customer base.


COST OF REVENUES

Cost of License Revenues

        Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $111,000 and $179,000 in the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999, our cost of license revenues increased to $253,000 from $207,000 for the six months ended June 30, 1998.

Cost of Service Revenues

        Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials, which are provided both off-site and at our headquarters. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $2.2 million and $1.0 million in the three months ended June 30, 1999 and 1998, representing 51% and 61% of service revenues, respectively. Cost of service revenues as a percent of service revenues declined in the three months ended June 30, 1999 due primarily to economies of scale achieved as our revenues and operations grew. Our cost of service revenues were $3.9 million and $2.0 million for the six months ended June 30, 1999 and 1998, respectively.


OPERATING EXPENSES

Research and Development

        Our research and development expenses consist primarily of salaries and other personnel-related expenses and depreciation of computer equipment and supplies. Research and development expenses increased to $2.6 million in the three months ended June 30, 1999 from $1.7 million in the three months ended June 30, 1998. The increase was due primarily to an increase in personnel costs. Research and development expenses represented 19% and 26% of total revenues in the three months ended June 30, 1999 and 1998, respectively. Research and development expenses for the six months ended June 30, 1999 and 1998 were $4.6 million and $3.3 million representing 20% and 27% of total revenues, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues.

Sales and Marketing

        Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $7.3 million in the three months ended June 30, 1999 from $5.5 million in the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, sales and marketing expenses were $13.8 million and $10.2 million, respectively. The increases in absolute dollars were due primarily to the hiring of additional sales and marketing personnel in connection with the building of our direct, original equipment manufacturer and reseller channels, and higher sales commissions associated with increased sales volume. Sales and marketing expenses for the three months ended June 30, 1999 and 1998 represented 55% and 85% of total revenues, respectively. For the six months ended June 30, 1999 and 1998, sales and marketing expenses represented 59% and 84%, respectively. The decline in sales and marketing expenses as a percentage of total revenues for these periods was positively impacted by selling efficiencies resulting from an increase in the size of transactions and growth in follow-on sales to existing customers, as well as by the allocation of marketing expenses over a substantially increased revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion and other marketing expenditures in the future. Accordingly, we expect that sales and marketing expenses will increase in absolute dollars in future periods.

General and Administrative

        Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased to $963,000 in the three months ended June 30, 1999 from $643,000 in the three months ended June 30, 1998, representing 7% and 10% of our total revenues, respectively. For the six months ended June 30, 1999 and 1998, general and administrative expenses were $1.8 million and $1.3 million, representing 8% and 11% of total revenues, respectively. Expenses primarily increased due to increased staffing necessary to manage and support our growth and the additional costs related to being a public company. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues.

        The accrual for bad debt expense increased to $60,000 in the three months ended June 30, 1999 from $45,000 in the three months ended June 30, 1998. For the six months ended June 30,1999 and 1998, the accrual for bad debt expense was $120,000 in each of the periods.


INTEREST INCOME (EXPENSE)

        Interest income (expense) represents interest income earned on our cash and cash equivalents and interest expense on capital equipment leases. Interest income increased to $293,000 in the three months ended June 30, 1999 from $73,000 in the three months ended June 30, 1998, and to $320,000 for the six months ended June 30, 1999 from $154,000 for the six months ended June 30, 1998 as our cash balance increased due to the initial public offering of our common stock.

PROVISION FOR INCOME TAXES

        We incurred a net operating loss in the three and six months ended June 30, 1998 and consequently paid no federal, state or foreign income taxes in 1998. In the three and six months ended June 30, 1999, we recorded a provision of $150,000 and $300,000, respectively, for state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations primarily through private sales of preferred equity securities, capital equipment leases and with the completion of our initial public offering of common stock in April, 1999. As of June 30, 1999, we had $52.6 million in cash and cash equivalents.

        Our operating activities resulted in a net cash inflow of $3.6 million in the six months ended June 30, 1999. The sources of cash were primarily due to increases in deferred revenue, increases in accounts payable and accrued liabilities and increases in accrued compensation and related expenses. Uses of cash in operating activities were due primarily to net operating losses and accounts receivable.

        For the six months ended, June 30, 1998, our operating activities resulted in net cash outflows of $1.8 million. The sources of cash were primarily due to increases in accrued compensation and related expenses and increases in deferred revenue. Uses of cash in operating activities were primarily due to net operating losses and accounts receivable.

        Investing activities used cash of $628,000 in the six months ended June 30, 1999, and $461,000 in the six months ended June 30, 1998, due primarily to the purchase of capital equipment.

        Financing activities provided cash of $43.7 million for the six months ended June 30, 1999 primarily through the completion of our initial public offering of common stock. Financing activities provided cash of $18,000 for the six months ended June 30, 1998, primarily through the exercise of stock options, partially offset by payments on capital lease obligations.

        As of June 30, 1999, our principal commitments consisted of obligations under operating and capital leases. As of June 30, 1999 and 1998, we had $316,000 and $611,000, respectively, in outstanding borrowings under capital lease agreements which are payable through 2001.

        Deferred revenues consist primarily of the unrecognized portion of revenues received under maintenance contracts. For international customers, thinly capitalized resellers and OEM's, revenue is recognized upon cash collections, and is not recorded on the balance sheet or income statement until collectibility is no longer determined to be uncertain. As of June 30, 1999, we had $3.3 million of sales related to shipments to customers and resellers for which revenue had not been recognized.

        We believe that our cash balances and the cash flows generated by operations and tax refunds, if any, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

        A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.


YEAR 2000 COMPLIANCE

        Many currently installed computer systems are not capable of distinguishing 21(st) century dates from 20(th) century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 software failures.

        We have completed our assessment of the potential overall impact of the impending century change on our business, financial condition and operating results. Based on our current assessment, we believe the current versions of our software products are Year 2000 compliant -- that is, they are capable of adequately distinguishing 21(st) century dates from 20(th) century dates. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for Year 2000 compliance. We may face claims based on Year 2000 problems in other companies' products, or based on issues arising from the integration of multiple products within an overall system. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000-related damages, including consequential damages, could materially adversely affect our business, financial condition or operating results. In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those we offer. To the extent Year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business, financial condition and operating results would be materially adversely affected.

        We have reviewed our internal management information and other critical business systems to identify any Year 2000 problems. We also have communicated with the external vendors that supply us with material software and information systems and with our significant suppliers to determine their Year 2000 readiness. In the course of these investigations, we have not encountered any material Year 2000 problems with these third-party products.

        We have completed our evaluation and believe the infrastructure and building systems in our headquarters facility, such as security and sprinkler systems, and all information technology systems, such as telephony and computer network systems, are Year 2000 compliant.

        To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. As discussed above, we do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense, and unremediated problems could materially adversely affect our business, financial condition or operating results. We currently intend to initiate and complete in the third quarter of 1999 contingency planning to address the risks associated with unremediated Year 2000 problems.


                 FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE OR DECLINE

        Our future quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors which could cause our operating results to fluctuate include:

        - the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

        -       market acceptance of our products;

        -       the length and variability of our sales cycle for our products;

        - introduction or enhancement of our products or our competitors' products and changes in our or our competitors' pricing policies;

        - our ability to develop, introduce and market new products on a timely basis;

        - the mix of our products and services sold and the mix of distribution channels utilized;

        -       our success in expanding our sales and marketing programs;

        -       technological changes in computer systems and environments; and

        - general economic conditions, which may affect our customers' capital investment levels.

        Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of the quarter. If customers cancel or delay orders, it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customers' cancellations or delays of orders will more likely have a material adverse impact on our revenues and results of operations.

        Our quarterly product license revenues are difficult to forecast because we historically have not had a substantial backlog of orders, and therefore revenues in each quarter are substantially dependent on orders booked and shipped in that quarter. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors over which we have little or no control. Nonetheless, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues. The difficulty we have in predicting our quarterly revenue means revenues shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial conditions.

        Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. While we achieved significant quarter-to-quarter revenue growth in the past, you should not take these recent quarterly results to be indicative of our future performance. We do not expect to sustain this same rate of sequential quarterly revenue growth in future periods. Moreover, it is likely that in some future quarter, our operating results will fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, IT WILL ADVERSELY AFFECT OUR REVENUES

        The market for software solutions that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe large companies to date have deployed these software solutions to make business decisions on a relatively limited basis. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY REVENUES TO FLUCTUATE

        We have experienced, and expect to continue to experience, seasonality with respect to product license revenues. In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter. As a result, we have historically experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter. While some of this effect can be attributed to the rapid growth of revenues in recent years, we believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales may tend to be relatively lower during the summer months than during other periods. We expect that seasonal trends will continue for the foreseeable future. This seasonal impact may increase as we continue to focus our sales efforts on large corporations.

BECAUSE WE SELL ONLY TWO MAIN PRODUCTS, IF EITHER DOES NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

        To date, substantially all of our revenues have been derived from our PowerCenter and PowerMart products and related services. We expect revenues derived from these products to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if either of these products does not achieve market acceptance, our revenues will be adversely affected. Market acceptance of our products could be materially adversely affected if, among other things, applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

        We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including Gaurav S. Dhillon, our Chief Executive Officer, and Diaz H. Nesamoney, our President, and other key members of management. We currently do not have any key-man life insurance relating to our key personnel, and these employees are at-will and not subject to employment contracts. We may not be successful in attracting, assimilating and retaining key personnel in the future.

        As we seek to expand our operations, the hiring of qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting qualified sales and technical personnel. Failure to attract, assimilate and retain personnel, particularly sales and technical personnel, would have a material adverse effect on our business, results of operations and financial condition.

OUR MARKET IS HIGHLY COMPETITIVE

        The market for our products is highly competitive, rapidly evolving and subject to rapidly changing technology. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products' functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel or strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could materially and adversely affect our business, results of operations or financial condition.

        We compete principally against providers of decision support, data warehousing and enterprise application software. Such competitors include Acta Technology, Inc., Ardent Software, Inc., Broadbase Information Systems, Inc., Epiphany Marketing Software, Evolutionary Technologies, Inc., Information

Builders, Inc., PLATINUM technology, inc. and Sagent Technology, Inc. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such competitors include IBM Corporation, Microsoft Corporation and Oracle Corporation.

IF WE DO NOT MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR CHANNEL AND STRATEGIC PARTNERS, OUR ABILITY TO GENERATE REVENUE WILL BE ADVERSELY AFFECTED

        We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future partners. In addition to our direct sales force, we rely on established relationships with a variety of channel partners, such as systems integrators, resellers and distributors, for marketing, licensing and support of our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise resource planning providers, for the promotion of our solutions. In particular, our ability to market our products depends substantially on our relationships with such significant partners as Cambridge Technology Partners, KPMG, PeopleSoft, PricewaterhouseCoopers and SAP. In addition, our channel partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting and selling our products.

        We may not be able to maintain our channel or strategic partnerships or attract sufficient additional channel or strategic partners who are able to market our products effectively or who are qualified to provide timely and cost-effective customer support and service. Further, we can give no assurance that our relationships with our channel and strategic partners will generate enough revenue to offset the significant resources used to develop these channels.

THE LENGTHY SALES CYCLE FOR OUR PRODUCTS MAKES OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS

        Our sales cycle is generally long because the expense, complexity, broad functionality and company-wide deployment of our products typically require executive-level approval for investment in our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

        - customers' budgetary constraints and internal acceptance review procedures;

        -       the timing of budget cycles;

        - concerns about the introduction of our or our competitors' new products; or

        - product enhancements and potential downturns in general economic conditions.

        If our sales cycle lengthens unexpectedly, it could adversely affect the timing of our revenues. Our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. To the extent that potential customers divert resources and attention to Year 2000 issues, the sales cycle could be further lengthened.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

        We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially adversely affected. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES

        The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous analytic applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhance existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, COLLECTIONS, REGULATORY AND OTHER RISKS

        Our international business is subject to a number of risks, including the following:

        -       greater difficulty in protecting intellectual property;

        -       greater difficulty in staffing and managing foreign operations;

        -       greater risk of uncollectible accounts;

        -       longer collection cycles;

        - potential unexpected changes in regulatory practices and tariffs;

        -       potential unexpected changes in tax laws;

        -       sales seasonality;

        - the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and

        - general economic and political conditions in these foreign markets.

        It is difficult to predict the extent of the future impact of these conditions. These factors and other factors could have a material adverse effect on our future international revenues and consequently on our business, results of operations and financial condition.

IF OUR PRODUCTS CONTAIN SIGNIFICANT DEFECTS, THESE DEFECTS COULD CAUSE US TO

LOSE REVENUE AND EXPOSE US TO PRODUCT LIABILITY CLAIMS

        The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when we first introduce them. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations or lack of market acceptance of our products. Accordingly, these defects and errors could have a material adverse effect on our business, results of operations or financial condition. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide applications. If a claimant successfully brings a product liability claim against us, it could have a material adverse effect on our business, results of operations or financial condition.

OUR INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

        Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. It is possible that our pending patent applications will not be allowed or that competitors will successfully challenge the validity or scope of our allowed patent or any future allowed patents. Our patents alone may not provide us with any significant competitive advantage.

        Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. It is difficult for us to police unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

        As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. Third parties could claim that our current or future products infringe their patent or other proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and operating results would be materially adversely affected.

YEAR 2000 ISSUES COULD NEGATIVELY AFFECT OUR BUSINESS

        Many currently installed computer systems are not capable of distinguishing 21(st) century dates from 20(th) century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could materially adversely affect our business, financial condition or operating results. Although we believe the current versions of our software products are Year 2000 compliant, our products operate across the enterprise with multiple, heterogeneous third party software systems. We may therefore face claims based on Year 2000 issues arising from the integration and operation of our products within an enterprise system. We may also experience reduced sales of our products as potential customers reduce their budgets for systems that enable more effective business decisions due to increased expenditures on their own Year 2000 compliance efforts. In addition, during the remainder of 1999, our existing or potential customers may choose to defer new software product purchases until after January 1, 2000 to avoid the possibility of introducing any new Year 2000 issues.

POTENTIAL SALES OF SHARES ELIGIBLE FOR FUTURE SALE AFTER THIS OFFERING COULD CAUSE OUR STOCK PRICE TO DECLINE

     If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 1999 we have outstanding 14,773,346 shares of common stock (excluding 125,000 warrants not yet exercised). Of these shares 3,010,000 shares are freely tradable. On October 25, 1999 the remaining shares of common stock outstanding of 11,763,346 will be available for sale in the public market.

CHANGES IN ACCOUNTING STANDARDS COULD AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS

        Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998 and Statement of Position 98-4 effective March 31, 1998. Based on our interpretation of Statement of Position 97-2 and Statement of Position 98-4, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4. The American Institute of Certified Public Accountants has also issued Statement of Position 98-9 which will be effective for us for transactions entered into beginning January 1, 2000. However, full implementation guidelines for this standard have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue recognition policies, which changes could materially adversely affect our business, financial condition or operating results.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.



PART II.   OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended June 30, 1999, the Company completed an initial public offering of its common stock, $0.001 par value. The managing underwriters in the offering were Credit Suisse First Boston, BancBoston Robertson Stephens, SoundView Technology Group, and First Albany Corporation. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 that was declared effective by the SEC on April 28, 1999. The offering commenced on April 29, 1999, on which date, 2,750,000 shares of Common Stock registered under the Registration Statement were sold at a price of $16.00 per share. The Underwriters also exercised an overallotment option of 250,000 shares. All 250,000 overallotment shares were sold at a price of $16.00 per share. The aggregate price of the offering amount registered and sold was $48.0 million. In connection with the offering, the Company incurred an aggregate of $4.5 million in underwriting discounts, commissions and other offering expenses. The Company received net proceeds from the offering of approximately $43.5 million. The Company has invested the net proceeds from its initial public offering of common stock in interest bearing accounts.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        27.1 Financial Data Schedule

(b) Reports on Form 8-K

        None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INFORMATICA CORPORATION

                      By:     /s/   CRAIG L. KLOSTERMAN
                              ------------------------------------------------
                              Craig L. Klosterman
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)

Dated:  August 10, 1999

                                 EXHIBIT INDEX


Exhibit No.          Document Description
-----------          --------------------
   27.1              Financial Data Schedule