Form 10-Q
period 1999-09-30
INFORMATICA CORP
filed 1999-11-12
CIK 1080099

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25871

                            ------------------------

                            INFORMATICA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0333710
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  3350 WEST BAYSHORE, PALO ALTO, CALIFORNIA                        94303
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 687-6200

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1999, there were 15,149,309 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                       PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements.................    3

          Condensed Consolidated Balance Sheets as of September 30,
          1999 and December 31, 1998..................................    3

          Condensed Consolidated Statements of Operations -- Three and
          Nine Months Ended September 30, 1999 and 1998...............    4

          Condensed Consolidated Statements of Cash Flows -- Nine
          Months Ended September 30, 1999 and 1998....................    5

          Notes to Condensed Consolidated Financial Statements........    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   18

                         PART II. OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   19

Signature.............................................................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATICA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................     $53,111         $ 6,059
  Accounts receivable, net of allowances of $1,873 and
     $1,691, respectively...................................       6,431           3,665
  Prepaid expenses and other current assets.................         620             552
                                                                 -------         -------
          Total current assets..............................      60,162          10,276
Property and equipment, net.................................       1,212             512
Other assets................................................         105             126
                                                                 -------         -------
          Total assets......................................     $61,479         $10,914
                                                                 =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................     $ 6,333         $ 4,315
  Accrued compensation and related expenses.................       5,018           3,486
  Current portion of capital lease obligations..............          29             242
  Deferred revenue..........................................       7,604           4,537
                                                                 -------         -------
          Total current liabilities.........................      18,984          12,580
Capital lease obligations, less current portion.............         217             217
Redeemable convertible preferred stock......................          --          17,586
Stockholders' equity (deficit)..............................      42,278         (19,469)
                                                                 -------         -------
          Total liabilities, redeemable convertible
            preferred stock and stockholders' equity
            (deficit).......................................     $61,479         $10,914
                                                                 =======         =======

                            See accompanying notes.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
Revenues:
License.............................................  $10,802    $ 5,483    $26,779    $14,479
  Service...........................................    5,188      2,094     12,743      5,173
                                                      -------    -------    -------    -------
          Total revenues............................   15,990      7,577     39,522     19,652
Cost of revenues:
  License...........................................      192         81        445        288
  Service...........................................    2,606      1,211      6,517      3,208
                                                      -------    -------    -------    -------
          Total cost of revenues....................    2,798      1,292      6,962      3,496
                                                      -------    -------    -------    -------
Gross profit........................................   13,192      6,285     32,560     16,156
Operating expenses:
  Research and development..........................    2,923      1,727      7,542      5,016
  Sales and marketing...............................    8,746      5,934     22,515     16,121
  General and administrative........................    1,132        625      2,927      1,902
                                                      -------    -------    -------    -------
          Total operating expenses..................   12,801      8,286     32,984     23,039
                                                      -------    -------    -------    -------
Income (loss) from operations.......................      391     (2,001)      (424)    (6,883)
Interest income (expense), net......................      614         65        934        219
                                                      -------    -------    -------    -------
Income (loss) before income taxes...................    1,005     (1,936)       510     (6,664)
Income tax provision................................      201         --        501         --
                                                      -------    -------    -------    -------
Net income (loss)...................................  $   804    $(1,936)   $     9    $(6,664)
                                                      =======    =======    =======    =======
Net income (loss) per share:
  Basic.............................................  $  0.05    $ (0.59)   $  0.00    $ (2.12)
                                                      =======    =======    =======    =======
  Diluted...........................................  $  0.04    $ (0.59)   $  0.00    $ (2.12)
                                                      =======    =======    =======    =======
Shares used in calculation of net income (loss) per
  share:
  Basic.............................................   14,865      3,257      9,911      3,137
                                                      =======    =======    =======    =======
  Diluted...........................................   18,049      3,257     12,796      3,137
                                                      =======    =======    =======    =======

                            See accompanying notes.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $     9    $(6,664)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      282      1,404
  Sales and return allowances...............................      182        195
  Other receivable allowances...............................       --        924
  Amortization of deferred compensation.....................      314         40
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (2,948)    (1,752)
     Prepaid expenses and other assets......................      (47)      (159)
     Accounts payable and accrued liabilities...............    2,018      1,161
     Accrued compensation and related expenses..............    1,532      1,680
     Deferred revenue.......................................    3,067      1,642
                                                              -------    -------
Net cash provided by (used in) operating activities.........    4,409     (1,529)
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................     (982)      (721)
                                                              -------    -------
Net cash used in investing activities.......................     (982)      (721)
FINANCING ACTIVITIES
Proceeds from initial public offering, net..................   43,514         --
Proceeds from exercise of common stock......................      431         54
Payments on capital lease obligations.......................     (213)      (118)
                                                              -------    -------
Net cash provided by (used in) financing activities.........   43,732        (64)
                                                              -------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................     (107)        11
                                                              -------    -------
Increase (decrease) in cash and cash equivalents............   47,052     (2,303)
Cash and cash equivalents at beginning of period............    6,059      8,440
                                                              -------    -------
Cash and cash equivalents at end of period..................  $53,111    $ 6,137
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $    17    $    26
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Conversion of preferred stock to common stock...............  $17,586    $    --
                                                              =======    =======
Capital lease obligations incurred..........................  $    --    $   437
                                                              =======    =======
Deferred stock compensation related to common stock options
  granted...................................................  $   759    $    --
                                                              =======    =======

                            See accompanying notes.

                            INFORMATICA CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

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

                            INFORMATICA CORPORATION

3. INITIAL PUBLIC OFFERING

     On April 29, 1999, Informatica completed its initial public offering and issued 3,000,000 shares, including 250,000 shares pursuant to the underwriters' exercise of their overallotment option, of its common stock to the public at a price of $16.00 per share. The Company received net proceeds of approximately $43.5 million in cash. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 7,940,000 shares of common stock.

4. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation of net loss per share for the three and nine months ended September 30, 1998 as their effect is antidilutive.

     The following is a calculation of net income (loss) per share (in thousands, except per share amounts):

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net income (loss)..........................    $   804        $(1,936)       $     9        $(6,664)
                                               =======        =======        =======        =======
  Weighted average shares of common stock
     outstanding used in computing net
     income (loss) per share:
     Basic.................................     14,865          3,257          9,911          3,137
     Effect of dilutive securities:
       Common stock equivalents............      3,184              0          2,885              0
                                               -------        -------        -------        -------
     Diluted...............................     18,049          3,257         12,796          3,137
                                               =======        =======        =======        =======
  Net income (loss) per share:
     Basic.................................    $  0.05        $ (0.59)       $  0.00        $ (2.12)
                                               =======        =======        =======        =======
     Diluted...............................    $  0.04        $ (0.59)       $  0.00        $ (2.12)
                                               =======        =======        =======        =======

     If the Company had reported net income for the three and nine months ended September 30, 1998, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,224,000 and 2,202,000 common equivalent shares related to the outstanding options and warrants not included in the calculations above (determined using the treasury stock method at the estimated fair value), respectively.

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

                            INFORMATICA CORPORATION

     The following is a calculation of comprehensive income (loss), in thousands:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                             --------------------------    --------------------------
                                                1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net income (loss)..........................     $804          $(1,936)        $   9         $(6,664)
Other comprehensive income (loss):
  Foreign currency translation
     adjustment............................      (30)              (1)         (107)             11
                                                ----          -------         -----         -------
Comprehensive income (loss)................     $774          $(1,937)        $ (98)        $(6,653)
                                                ====          =======         =====         =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements regarding: increases in service revenues as a percentage of total revenues; expected hiring of additional sales and marketing personnel; the sufficiency our cash balances and cash flows for the next 12 months; the impact of recent changes in accounting standards; costs, liabilities, exposure, and plans related to the Year 2000 problem; our ability to mitigate risks associated with the Year 2000 problem; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below under the headings "Year 2000 Compliance" and "Factors That May Affect Our Operating Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

REVENUES

     Our total revenues for the three months ended September 30, 1999 increased to $16.0 million from $7.6 million for the three months ended September 30, 1998, representing growth of 111%. For the nine months ended September 30, 1999, our total revenues increased to $39.5 million from $19.7 million for the nine months ended September 30, 1998, representing growth of 101%. Our license revenues increased to $10.8 million in the three months ended September 30, 1999 from $5.5 million in the three months ended September 30, 1998, representing growth of 97%. Our license revenues for the nine months ended September 30, 1999 increased to $26.8 million from $14.5 million for the nine months ended September 30, 1998, representing growth of 85%. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of PowerMart and PowerCenter and expansion of our direct sales organization and reseller channels. Service revenues increased to $5.2 million for the three months ended September 30, 1999 from $2.1 million for the three months ended September 30, 1998, representing growth of 148%. Our service revenues increased to $12.7 million for the nine months ended September 30, 1999 from $5.2 million for the nine months ended September 30, 1998, representing growth of 146%. These increases were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base. Service revenues may increase modestly as a percentage of total revenues in future periods to the extent our installed license base grows and as we continue to provide additional services to our customer base.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $192,000 and $81,000 in the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, our cost of license revenues increased to $445,000 from $288,000 for the nine months ended September 30, 1998.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials, which are provided both off-site and at our headquarters. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $2.6 million and $1.2 million in the three months ended September 30, 1999 and 1998, representing 50% and 58% of service revenues, respectively. Cost of service revenues as a percent of service revenues declined in the three months ended September 30, 1999 due primarily to economies of scale achieved as our revenues and operations grew. Our cost of service revenues were $6.5 million and $3.2 million for the nine months ended September 30, 1999 and 1998, respectively.

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses and depreciation of computer equipment and supplies. Research and development expenses increased to $2.9 million in the three months ended September 30, 1999 from $1.7 million in the three months ended September 30, 1998. The increase was due primarily to an increase in personnel costs. Research and development expenses represented 18% and 23% of total revenues in the three months ended September 30, 1999 and 1998, respectively. Research and development expenses for the nine months ended September 30, 1999 and 1998 were $7.5 million and $5.0 million, representing 19% and 26% of total revenues, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $8.7 million in the three months ended September 30, 1999 from $5.9 million in the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, sales and marketing expenses were $22.5 million and $16.1 million, respectively. The increases in absolute dollars were due primarily to the hiring of additional sales and marketing personnel in connection with the building of our direct, original equipment manufacturer and reseller channels, and higher sales commissions associated with increased sales volume. Sales and marketing expenses for the three months ended September 30, 1999 and 1998 represented 55% and 78% of total revenues, respectively. For the nine months ended September 30, 1999 and 1998, sales and marketing expenses represented 57% and 82%, respectively. The decline in sales and marketing expenses as a percentage of total revenues for these periods was positively impacted by selling efficiencies resulting from an increase in the size of transactions and growth in follow-on sales to existing customers, as well as by the allocation of marketing expenses over a substantially increased revenue base. We expect to continue hiring additional sales and marketing personnel and to increase promotion and other marketing expenditures in the future. Accordingly, we expect that sales and marketing expenses will increase in absolute dollars in future periods.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional expenses, such as legal and accounting. General and administrative expenses increased to $1.1 million in the three months ended September 30, 1999 from $625,000 in the three months ended September 30, 1998, representing 7% and 8% of our total revenues, respectively. For the nine months ended September 30, 1999 and 1998, general and administrative expenses were $2.9 million and $1.9 million, representing 7% and 10% of total revenues, respectively. Expenses primarily increased due to increased staffing necessary to manage and support our growth and the additional costs related to being a public company. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues.

     The accrual for bad debt expense decreased to $62,000 in the three months ended September 30, 1999 from $75,000 in the three months ended September 30, 1998. For the nine months ended September 30,1999 and 1998, the accrual for bad debt expense was $182,000 and $195,000, respectively.

INTEREST INCOME (EXPENSE)

     Interest income (expense) represents interest income earned on our cash and cash equivalents and interest expense on capital equipment leases. Interest income increased to $614,000 in the three months ended September 30, 1999 from $65,000 in the three months ended September 30, 1998, and to $934,000 for the nine months ended September 30, 1999 from $219,000 for the nine months ended September 30, 1998 as our cash balance increased due to the initial public offering of our common stock in April 1999.

PROVISION FOR INCOME TAXES

     We incurred a net operating loss in the three and nine months ended September 30, 1998 and consequently paid no federal, state or foreign income taxes in 1998. In the three and nine months ended September 30, 1999, we recorded a provision of $201,000 and $501,000, respectively, for state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through private sales of preferred equity securities, capital equipment leases and with the completion of our initial public offering of common stock in April 1999. As of September 30, 1999, we had $53.1 million in cash and cash equivalents.

     Our operating activities resulted in a net cash inflow of $4.4 million in the nine months ended September 30, 1999. The sources of cash were primarily due to increases in accounts payable and accrued liabilities, accrued compensation and related expenses, and deferred revenue. Uses of cash in operating activities were due primarily to increases in accounts receivable.

     For the nine months ended September 30, 1998, our operating activities resulted in net cash outflows of $1.5 million. The sources of cash were primarily due to increases in accounts payable and accrued liabilities, accrued compensation and related expenses, and deferred revenue. Uses of cash in operating activities were primarily due to net operating losses and increases in accounts receivable.

     Investing activities used cash of $982,000 in the nine months ended September 30, 1999 and $721,000 in the nine months ended September 30, 1998, due primarily to the purchase of capital equipment.

     Financing activities provided cash of $43.7 million for the nine months ended September 30, 1999 primarily through the completion of our initial public offering of common stock. Financing activities used cash of $64,000 for the nine months ended September 30, 1998, primarily due to payments on capital lease obligations, partially offset by the exercise of stock options.

     As of September 30, 1999, our principal commitments consisted of obligations under operating and capital leases. As of September 30, 1999 and 1998, we had $246,000 and $576,000, respectively, in outstanding borrowings under capital lease agreements which are payable through 2001.

     Deferred revenues consist primarily of the unrecognized portion of revenues received under maintenance contracts. For international customers, thinly capitalized resellers and OEM's, revenue is recognized upon cash collections, and is not recorded on the balance sheet or income statement until collectibility is no longer determined to be uncertain. As of September 30, 1999, we had $4.7 million of sales related to shipments to customers and resellers for which revenue had not been recognized.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries (including technology, transportation, utilities, finance and telecommunications) will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the century change. We recognize the need to ensure our operations will not be adversely affected by Year 2000 software failures.

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

     To date, we have not incurred any material costs directly associated with our Year 2000 compliance efforts, except for compensation expense associated with our salaried employees who have devoted some of their time to our Year 2000 assessment and remediation efforts. As discussed above, we do not expect the total cost of Year 2000 problems to be material to our business, financial condition and operating results. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are Year 2000 compliant. Despite our current assessment, we may not identify and correct all significant Year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense, and unremediated problems could materially adversely affect our business, financial condition or operating results. We completed contingency planning to address the risks associated with unremediated Year 2000 problems in the third quarter of 1999.

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

     We compete principally against providers of decision support, data warehousing and enterprise application software. Such competitors include Acta Technology, Inc., Ardent Software, Inc., Broadbase Information Systems, Inc., E.piphany, Inc., Evolutionary Technologies, Inc., Information Builders, Inc., Computer Associates International, Inc. and Sagent Technology, Inc. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such competitors include IBM Corporation, Microsoft Corporation and Oracle Corporation.

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

YEAR 2000 ISSUES COULD NEGATIVELY AFFECT OUR BUSINESS

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could materially adversely affect our business, financial condition or operating results. Although we believe the current versions of our software products are Year 2000 compliant, our products operate across the enterprise with multiple, heterogeneous third party software systems. We may therefore face claims based on Year 2000 issues arising from the integration and operation of our products within an enterprise system. We may also experience reduced sales of our products as potential customers reduce their budgets for systems that enable more effective business decisions due to increased expenditures on their own Year 2000 compliance efforts. In addition, during the remainder of 1999, our existing or potential customers may choose to defer new software product purchases until after January 1, 2000 to avoid the possibility of introducing any new Year 2000 issues.

POTENTIAL SALES OF SHARES ELIGIBLE FOR FUTURE SALE AFTER THIS OFFERING COULD CAUSE OUR STOCK PRICE TO DECLINE

     If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options and warrants) in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 1999, we have outstanding 14,890,182 shares of common stock (excluding 40,000 warrants not yet exercised). Of these shares, 3,010,000 shares are freely tradable. On October 25, 1999, the remaining shares of common stock outstanding of 11,880,182 were available for sale in the public market.

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

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFORMATICA CORPORATION

                                          By: /s/ CRAIG L. KLOSTERMAN
                                            ------------------------------------
                                            Craig L. Klosterman
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

Dated: November 10, 1999

                                 EXHIBIT INDEX


Exhibit #           Description
---------           -----------

  27.1              Financial Data Schedule