Form 10-K
period 1999-12-31
INFORMATICA CORP
filed 2000-03-30
CIK 1080099

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25871

                            INFORMATICA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        77-0333710
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               3350 WEST BAYSHORE
             PALO ALTO, CALIFORNIA                                    94303
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (650) 687-6200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000 there were approximately 33,037,714 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 29, 2000) was approximately $2,054,066,819.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   18
Item 6.   Selected Consolidated Financial Data........................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   20
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   25
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   50

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50

                                  PART IV
Item 14.  Exhibits, Financial Statements, Financial Statement
            Schedules and Reports on
            Form 8-K..................................................   50
SIGNATURES............................................................   52

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are a leading provider of analytic applications, infrastructure software and related services that help give eBusinesses the ability to evaluate and fine-tune the performance of their key operational areas for more effective decision making. While eBusiness has emerged as the new context for global commerce, one of the most vexing problems facing organizations building their eBusinesses is how to integrate and analyze the wealth of customer, partner and supplier information across both online and offline sales channel. Compounding this problem, businesses have historically suffered from technical complexity and system incompatibility. Our products help streamline and simplify the integration and analysis of information by providing a packaged, integrated solution.

     While existing software tools and applications are helping companies access data directly from specific transactional systems, by themselves they have several key limitations:

     - they do not address the volume of data generated on behalf of today's eBusinesses;

     - they cannot interoperate within an enterprise deployment without specialized programming;

     - they cannot access all critical data sources inside and outside an enterprise and

     - the analytic applications themselves are not integrated with one another and, thus, are unable to share information across the enterprise value chain linking customers, suppliers, operations and partners.

     These challenges point to the need for a software solution that offers the following capabilities:

     - Robust data integration -- In addition to integrating current sources, from mainframe, relational and Enterprise Resource Planning (ERP) operational systems, an eBusiness analytic solution must be able to accommodate wide-ranging new sources, from Web transaction servers to integrated supply chain ERP systems;

     - Vast scalability -- An eBusiness analytic solution must be able to scale in two dimensions: in sheer volume, to handle ever-greater numbers of transactions; and geographically, to be able to distribute processing close to the users -- many of whom now are more mobile and web-based than ever before -- who need the analytical output;

     - Fine granularity -- An eBusiness analytic solution must also be able to aggregate information both horizontally, to identify trends across entire customer populations, and vertically, to drill down for any given customer record, in order to determine important "personalization" details, such as buying habits and key demographic information and

     - Real-time refresh -- Perhaps the most daunting need is for real-time processing of source data, which fuels the level of instantaneous decision making that will one day power closed-loop analytic solutions.

     With such an analytic solution in place, decision-makers will be able to gain better insight into business trends and will be able to make more accurate and informed business decisions that reflect activity across their entire eBusiness value chain.

INFORMATICA'S SOLUTION

     We provide a highly adaptable, functionally rich software solution for deploying, managing and maintaining products that enable more effective business decision making. Our solution consists of an enterprise data integration platform which automates the process of retrieving, organizing and consolidating data from multiple systems, and a suite of analytic applications to evaluate the performance of a corporation's entire value-chain of customer, partner and supplier relationships.

     We believe our solution offers the following key benefits:

  Complete Analytic Solution

     Informatica delivers an integrated solution that automates key processes for system deployment and management, including the steps required for accessing ERP and other transaction systems. Our solution includes a data integration platform as well as a set of analytic applications that cover the following key business areas: Customer Relationship Management (CRM), Business Operations and Procurement. We believe this packaged, complete approach significantly reduces the cost and time associated with deployment and management.

     Our packaged solutions help extend our customers' systems investment by protecting them from discontinuous changes in their technology environment related to obsolescence and upgrades in hardware, operating systems, networks and applications. Over the lifetime of a solution deployed using our platform and business analytic products, these benefits are compounded, because ongoing system modifications and project-scope expansions can be addressed with minimal requirements for custom programming and consulting.

     Informatica's analytic solution is based on our data-integration infrastructure software. Informatica Applications(TM) provide an analytic solution for gaining real-time business insight across the entire eBusiness value chain. Because our data integration platform provides the foundation for the analytic applications, customers can focus on deploying and enhancing our analytic tools without worrying about data access issues. Our integrated approach and our rules-based software allows our customers with systems to adapt to business changes, such as those resulting from mergers and acquisitions, currency fluctuations and ongoing regulatory change.

  Incremental Deployment; Rapid Return on Investment

     Unlike traditional, hand-coded decision support systems that are expensive and time-intensive to deploy, and unlike analytic tools targeted to niche transactions systems, we believe our solution allows users to achieve a faster return on investment through incremental, business-unit-size deployments and the ability to build analytic data models on top of proven data integration technology. These successful deployments can then be extended across the enterprise via a data integration hub.

     The integrated analytic application suites permit customers to deploy analytic products independently but leverage the functionality in subsequent deployments -- the key business information that would be embedded in one analytic suite could be cross-referenced in any subsequent analytic application deployment. Today's Business to Business (B2B) eBusiness market requires scalable and integrated solutions for helping companies gain insight into key relationships and related activities that can determine profitability across both traditional "brick and mortar" and online sales channels. Our analytic solution permits the Global 2000 companies to perform cross-channel data analysis and establish full value chain "cause-effect" analysis between customer sales, supplier efficiency, and corporate profitability.

  Multi-level Scalability

     Our analytic solution addresses decision support scalability on many levels. This includes scaling from an early-stage, data mart-based analytic application to an enterprise-wide analytic solution deployment enabling the large data volume, high throughput, and heterogeneous source systems requirements for robust enterprise-wide analytic computing. Taking advantage of distributed, parallel processing technologies, our platform is designed to significantly improve performance by allowing users to bring multiple clusters of servers to bear on large, complex analytic problems.

  Architecture Openness and Extensibility

     Our open architecture gives users seamless access to data locked in various transactional systems, and enables our customers to address many different types of analytical requirements. Informatica's products permit users to add customized functions to extend our pre-programmed general purpose functions to address specific business problems. Our analytic applications provide a solution that utilizes data integration capabilities of the platform product set and permits end-user extension of our analytic models.

  Deployment Flexibility

     Our solution is designed to support a wide range of computing platforms and applications typically found in large organizations, and to collect data from transaction sources employing varying combinations of computer hardware and database software. Our rules-based transformation engine resolves the idiosyncrasies of different operating systems, hardware and database platforms. In addition, our high-performance, customized software drivers are designed to leverage the strengths and mitigate the weaknesses of different vendors' platforms. All of our products run on UNIX (HP-UX, IBM AIX, Sun Solaris) and Microsoft NT servers, use Windows 95, Windows 98, and Windows NT clients, and support all major relational databases, including Oracle, IBM DB2/UDB, Informix, Sybase, and Microsoft SQL Server.

PRODUCTS AND SERVICES

     Our products enable large, global organizations to build the necessary infrastructure for deploying and managing business intelligence and analytic applications across the enterprise. Since the acquisition of Influence Software in December 1999, our complete analytic solution enables companies to deploy integration analytic applications that leverage our data integration infrastructure. These products are designed to reduce the complexities of deploying, maintaining, and designing the required analytic solutions and to enhance the quality and performance of information analysis. Informatica is providing a complete solution for our customers to deploy a total solution for business analysis.

     Our solution enables enterprises to implement multi-tier decision support architecture that can be as sophisticated -- or as simple -- as necessary. We provide our customers with the capabilities to deploy a complete analytic solution encompassing proven data integration platform along with integrated analytic applications that span CRM, Business Operations, and Procurement. Our customers can deploy our complete suite of analytic applications to examine the impact of suppliers' on time delivery, in the eProcurement suite, on corporate profitability, in the eBusiness Operations, and the correlation to customer satisfaction, within the eCRM solution. Large enterprises can use PowerCenter(TM), for instance, to create a data integration hub that will synchronize and manage wide-ranging decision support resources. Other organizations can start small, through PowerMart,(R) by creating independent line-of-business data warehouses and analytic systems. Then, as business needs grow and change, they can add the synchronization and sophisticated management capabilities of PowerCenter.

     The following table summarizes the key features and benefits of our products:

  Infrastructure Software

            PRODUCT                            DESCRIPTION                                  BENEFIT
 ------------------------------------------------------------------------------------------------------------------
 POWERCENTER(TM)                  An enterprise data integration hub for    Reduces the complexity of implementing
                                  deploying and managing scalable systems   solutions that enable more effective
 [POWERCENTER GRAPHIC]            that enable more effective business       business decision making
                                  decision making                           - Integrates decision support
                                  - Manages consolidation, cleansing and      components and tools
                                    customization of data                   - Creates and enforces consistent data
                                  - Enables integration of operational        definitions throughout the
                                    systems and analytic applications         architecture
                                  - Allows centralized management of        - Synchronizes disparate data marts and
                                    distributed resources                     data warehouses
                                  - Enables optimized performance and       - Re-uses transformation logic and
                                    reliability                               other important analytical formulas
-------------------------------------------------------------------------------------------------------------------
 POWERCENTER.E(TM)                A PowerCenter extension supporting        Builds on the PowerCenter capabilities
                                  customers' eBusiness data integration     to provide a robust eBusiness data
 [POWERCENTERe GRAPHIC]           requirements for enterprise-wide          integration platform
                                  decision support                          - Enables a comprehensive data
                                  - Provides real-time integration with       integration environment
                                    native access to MQSeries               - Provides a robust platform for cross-
                                  - Integrates e-business specific data       channel analysis
                                    such as XML and server log files        - Eliminates "stove pipes" of analytic
                                  - Enables integration of syndicated         data access
                                    data
-------------------------------------------------------------------------------------------------------------------
 POWERMART(R)                     An integrated product suite for           Enables rapid deployment of data marts
                                  building and managing line-of-business    and analytic applications
 [POWERMART GRAPHIC]              data marts and analytic applications      - Enables faster reporting cycles and
                                  - Addresses the complete life-cycle for     more sophisticated business analysis
                                    data mart development, production and     to improve return on investment
                                    ongoing management                      - Enables high ongoing productivity and
                                  - Provides a rules-based engine that        ease of maintenance
                                    accelerates data mart and analytic
                                    application deployment
-------------------------------------------------------------------------------------------------------------------
 POWERCONNECT(TM)                 PowerConnect for SAP(TM) R/3(R)           Allows difficult to access ERP and
                                                                            legacy data to be more easily and
 [POWERCONNECT GRAPHIC]           - Software product extension for native   quickly integrated into systems that
                                    SAP R/3 system access enabling          enable more effective business decision
                                    complete access to the ERP system       making
                                    data                                    - Enables native access to SAP R/3
                                                                              pooled, clustered, and transparent
                                  PowerConnect for PeopleSoft(R)              tables
                                                                            - Enables complete access to PeopleSoft
                                  - PeopleSoft-access product allowing        data as well as the ability to
                                    our customers to access and navigate      navigate through associated menu
                                    through the PeopleSoft data tables        hierarchies
                                    and hierarchies                         - Supports native DB2 access for
                                                                              integration of mainframe data into
                                  PowerConnect for DB2                        the decision support environment
                                  - A mainframe-compatibility bridge that
                                    facilitates high-speed access to DB2
                                    databases running on IBM MVS and
                                    OS/390 systems
-------------------------------------------------------------------------------------------------------------------

 ANALYTIC BUSINESS                Predefined extraction and                 Enables the separation of SAP R/3
 COMPONENTS(TM) FOR SAP R/3       transformation mappings for SAP R/3       system knowledge from data warehousing
                                  data access                               architectural issues
 [ANALYTIC BUSINESS GRAPHIC]                                                - Provides a re-usable business logic
                                                                              for accessing SAP R/3's MM, FI, CO,
                                                                              and SD modules
                                                                            - Delivers fully documented extraction
                                                                              templates for the most
-------------------------------------------------------------------------------------------------------------------

  Informatica Applications

            PRODUCT                             DESCRIPTION                                   BENEFIT
 --------------------------------------------------------------------------------------------------------------------
 ECRM                              An integrated analytic suite for           Provides insight into key relationships
                                   analyzing CRM effectiveness, including     that impact business performance across
 [eCRM GRAPHIC]                    the functions of sales, marketing and      the global enterprise
                                   customer service                           - Provides an analytic environment for
                                   - Provides key performance indicators        complete data evaluation and
                                     including customer profitability and       customer-centric business analysis
                                     churn                                    - Enables complete analysis of customer
                                   - Common business foundation                 profitability and web-site
                                   - Based on Informatica's data                effectiveness
                                     integration platform
---------------------------------------------------------------------------------------------------------------------
 EBUSINESS OPERATIONS              An integrated analytic suite for           Enables an understanding and
                                   complete business operations analysis      streamlining of customers' business
 [eBUSINESS OPERATIONS GRAPHIC]    - Addresses complete business              operations to support
                                     operations metrics including             - Provides an analytic solution for
                                     profitability, receivables analysis,       complete information evaluation and
                                     and employee revenue contributions         business operation analysis
                                   - Seamless integration with                - Establishes and tracks business-
                                     Informatica's data integration             critical metrics to enable management
                                     platform                                   by objective
---------------------------------------------------------------------------------------------------------------------
 EPROCUREMENT                      An integrated analytic suite               Provides a common analytic application
                                   encompassing supply chain management,      for complete procurement and supplier
 [ePROCUREMENT GRAPHIC]            and the acquisition, construction and      analysis
                                   delivery of products                       - Enables the complete evaluation of
                                   - Analytics include materials                supplier efficiency
                                     management, sales order management,      - Provides an integrated environment
                                     logistics, and inventory management        for "cause-effect" analysis
                                                                              - Ensures the analytic functionality to
                                                                                correlate supplier on-time delivery
                                                                                with customer satisfaction and
                                                                                corporate profitability
---------------------------------------------------------------------------------------------------------------------

  PowerCenter

     As part of our solution, PowerCenter serves as an enterprise data integration hub for deploying and managing scalable decision support systems. Within PowerCenter, a global repository functions as the central synchronization point, extracting data from diverse operational sources, including mainframe, relational database and popular enterprise resource planning applications. PowerCenter transforms and distributes that data downstream to data warehouses and data marts in preparation for end-user analysis. PowerCenter includes software to design and manage the global repository, to set up data extraction processes from operational databases and to synchronize data sharing among distributed analytic applications.

     PowerCenter has a number of innovative and essential features that enable it to function effectively as an enterprise data integration hub. PowerCenter's robust native mainframe file support allows mainframe database files to be imported directly into the PowerCenter hub, eliminating the need for, and the added expense of, additional software. Parallel processing capabilities within this product allow users to roll-out multiple instances of PowerCenter's transformation engine to maximize system performance for the most complex data extractions and transformations. PowerCenter's systems management capabilities are designed to allow administrators to more efficiently manage, monitor and control multiple repositories and servers in the network from a central console.

  PowerCenter.e

     PowerCenter.e offers a set of unique capabilities that extend the reach of PowerCenter to address eBusiness market requirements. PowerCenter.e has been designed to enable Informatica's customers to leverage their investment in our data integration infrastructure for their emerging eBusiness applications.

     In addition to the features and functionality that have established Informatica software as a platform of choice for business insight, Informatica PowerCenter.e offers a set of key features that effectively extend PowerCenter's reach to address the eBusiness market:

     - Near real-time eBusiness analytics -- By adding support for IBM's MQSeries, the industry's most widely adopted messaging product, PowerCenter.e provides near real-time support for extraction and loading of data from a company's message queue infrastructure.

     - Business-to-business data exchange through support for XML standard -- XML (Extensible Markup Language) is rapidly emerging as the de facto standard for data exchange over the Internet. Because XML data is a hierarchically structured data type, it has been difficult to incorporate into an enterprise decision support system. With PowerCenter.e, eBusinesses can import their XML data into a relational format while importing the metadata about that XML file into the data warehouse repository.

     - Ability to read Web log data -- PowerCenter.e eases the process of retrieving data from Web logs by providing tools to import and consolidate Web logs, and transform proprietary Web-log formats into standard, readable structures. PowerCenter.e supports sourcing and parsing of data from today's three leading Web server products from Microsoft, Netscape and Apache.

     - Demographic profiling of customers -- Acxiom's Data Network service enables companies to access the most comprehensive collection of data on U.S. consumers, businesses, properties and telephone information available via the Internet. PowerCenter.e provides eBusinesses with a direct connection to this network, helping them achieve a greater amount of insight into their online customers.

     - Support for popular Web language -- The most widely used language implemented by Web developers today is Practical Extraction Report Language (PERL). PowerCenter.e lets companies embed PERL within Informatica's transformation logic, allowing the reuse of pre-defined PERL scripts.

  PowerMart

     PowerMart is an integrated product suite for building and managing line-of-business data marts and analytic applications. PowerMart can be used in conjunction with PowerCenter, or it can be employed to create independent, standalone data marts and data warehouses. PowerMart features integrated warehouse-design, repository-design and management components that share a common, intuitive graphical user interface. Through a variety of software wizards and other productivity-enhancing tools, PowerMart supports the full life-cycle for data mart/data warehouse deployment, development, production and ongoing management.

     The PowerMart integrated product suite includes five standard components:

     - PowerMart Designer is a powerful, multi-faceted tool for visually defining mappings and transformations;

     - PowerMart Repository is an open metadata store for definitions about mappings, transformations and other data mart details;

     - PowerMart Repository Manager is a facility for managing user activities and metadata storage in the repository;

     - PowerMart Server is a pipelined, multi-threaded server engine that is able to overlap data extraction, transformation and loading and

     - PowerMart Server Manager is an administrative interface to the PowerMart Server for configuring data marts and scheduling jobs.

     PowerMart includes a number of key features that enable organizations to implement data marts and analytic applications for a fraction of the cost of a large, centralized data warehouse. For example, PowerMart gives users the option of combining disk staging with in-memory server-side caching to fully leverage system resources and achieve peak performance during any stage of data processing. PowerMart also provides a "Deploy Folder" wizard that guides developers through a step-by-step process for moving from test to development to full production. In addition, advanced session management facilities help data warehouse administrators maintain operational efficiency.

  Analytic Business Components for SAP R/3

     Our Analytic Business Components are pre-defined templates that provide fully documented building blocks, which include mappings, mapplets, source objects, targets and transformations, that support the rapid and easy development of data marts and analytic applications. These building blocks insulate data warehouse designers from the complexities of the operational system, and greatly simplify the tasks of data mart construction.

  Complete Data Integration

     We also market and sell two additional software products which extend the capabilities of our data integration platform. PowerConnect for DB2 is a mainframe software bridge that facilitates access to IBM DB2 databases running on IBM MVS and OS/390 systems. PowerConnect for SAP R/3 and PowerConnect for PeopleSoft provide our customers with native access to the two Enterprise Resource Planning (ERP) software products. With PowerConnect, organizations get fast, transparent access to operational data regardless of whether it resides on a mainframe or inside of an enterprise resource planning application.

     PowerPlugs(TM) are third-party software programs that add functionality via open application programming interfaces that permit exchange of metadata and data transformation information.

  Pricing Model

     We have a server-based pricing model in which PowerCenter and PowerMart are priced according to the capabilities of the server upon which they will be running. Informatica's analytic applications are packaged and sold as complete product suites. Our value-based pricing produces higher license fees from a customer who will be using our products on higher capacity servers and higher license fees from those customers who deploy multiple analytic application suites.

  Technology Differentiators

     The following key technologies differentiate our products from other industry offerings, and we believe they are critical to deploying and managing systems that enable more effective business decision making:

     - COMPLETE, INTEGRATED ANALYTICS -- The power of our analytic applications is that all data models are fully integrated and permit extensive "cause-effect" analysis and cross-channel business evaluations. The analytic applications are integrated at the analytic model and presentation layer as well as through our data integration platform and by reliance and utilization of Analytic Business Components.

     - METADATA-BASED ARCHITECTURE -- Metadata is "data about data," in that it describes the business rules and cataloging information needed for the decision support applications to function. It also enables users to understand the context and meaning of data that they are analyzing. Through the global repository, PowerCenter permits synchronization and sharing of metadata among distributed repositories that are located in various enterprise departments and are used for different decision support applications. The global repository employs a system of shared folders and hotlinked pointers, available to all registered local repositories, to enable sharing of public metadata and specific data transformations.

       For example, the enterprise customer may define certain key values, such as "customer" or "revenue," for use throughout all analytic applications. By keeping these values in shared folders, the system ensures that users throughout the enterprise will be working with consistent data definitions. Through the system of hotlinked pointers, shared information is automatically kept up to date.

      Our products also feature open, distributed metadata exchange with other decision support products, such as back-end data modeling tools, front-end query and reporting tools and analytic applications. This contributes greatly to interoperability, quality of analysis and scalability.

     - NATIVE CONNECTIVITY TO OPERATIONAL SOURCES -- We are an industry leader in source-database access capabilities. Through PowerCenter and PowerMart, users can access UNIX and Windows NT databases, IBM DB2 databases and leading enterprise resource planning systems. For instance, PowerCenter extends the effectiveness of SAP Business Information Warehouse(TM) by giving users access to all non-SAP data throughout their enterprise. In addition, PowerMart provides a similar capability to users of PeopleSoft's Enterprise Performance Management suite, giving users access to both PeopleSoft and non-PeopleSoft operational data.

     - CENTRALIZED MANAGEMENT -- Architectures that enable more effective business decision making require the power of distributed, parallel servers combined with the convenience of centralized management. PowerCenter supports multiple parallel servers and provides a single interface for configuring and monitoring them. Additionally, PowerCenter provides a single interface for viewing and configuring metadata in the PowerCenter repository and any local, registered repositories.

     - ENGINE-BASED PERFORMANCE -- The heart of our solution is a high-end performance server, or engine, that automates data movement and transformation. The server employs advanced techniques, such as parallel, overlapped operations, to give users the high-performance data throughput required for enterprise-class implementations. Our platform's engine-based high performance allows users to construct analytic applications and perform analyses according to their real business needs, without having to hand-code transformations or continually modify their objectives because of technology limitations.

  Services

     We offer comprehensive professional services in implementation consulting, as well as in customer support and training. As of December 31, 1999, we employed 77 people worldwide in services related activities.

     Our professional services range from designing and deploying architectures that enable more effective business decision making to data transformation and performance tuning. Our professional services consultants possess expertise in databases and operating systems, enterprise resource systems, business process design and management and major vertical industry issues.

     We offer high-quality, timely technical support to customers via phone, e-mail and the Internet. We also publish a comprehensive web-based journal on infrastructure issues, with technical detail that expands on existing documentation and presents implementation options. Additionally, we publish online versions of manuals, release notes and updates to existing documentation.

     We provide a number of customer training programs in the United States and Europe. Courses cover topics such as designing target data tables, analyzing operational sources, tuning and troubleshooting and understanding systems used to support business decision making.

STRATEGIC PARTNERS

     Our partners include industry leaders in enterprise software, query/analysis applications and systems integration. We pursue a comprehensive partnership program with major vendors in these areas so that they can provide complementary products and services to our joint customers with effective best-of-breed enterprise solutions. Our partnership program is called the PowerPartner Program, and our strategic partners include:

eBusiness Platform Partners

Ariba
Broadvision
InterWorld
Kana Communications

Enterprise Software Partners

BMC Software
NEON Systems
IBM
PeopleSoft
Microsoft
SAP

Query/Analysis Partners

Brio Technology
Business Objects
Hyperion Solutions
Cognos
MicroStrategy

Systems Integration Partners

American Management Systems
Application Consulting Group
Application Partners
Apex Solutions
Andersen Consulting
Archer Decision Sciences
Active Interest
Advanced Paradigm Solutions
Advisa Group
Braun Technology Group
BTG Technology Systems
C3i
Systems Integration Partners (continued)

Cambridge Technology Partners
Case Logical Data
Cap Gemini
Clark Information Systems
Client Server Associates
Connect Systems
Core Integration Partners
Cotelligent
CSC Ploenzke
Daman Consulting
Descartes Systems Group
DEC
Deloitte Touche
DMR Consulting
DSS Solution
EDS
Epsilon
Encompass Business Solutions
Gamut Technologies
Geac Computers
Grace Technologies
Infocrest Solutions
IPI GrammTech
Knightsbridge Solutions
KnowledgeBase Marketing
KPMG
Lancet Software Development
LGS Group
Logan/Britton
Metamor
Migration Software
Systems Integration Partners (continued)

NetBase Computing
New Technology Management
Newport Technology Group
NexGen SI
Octet Consulting
Parallogic
Perot Systems
PricewaterhouseCoopers
Profound Solutions
Retail Dynamics Inc.
The Revere Group
REZsolutions
R&Z Software
Saphir
Saturn Business Systems
Siemens Nixdorf
Softmaster
Software House International
Softworks Consulting
Solution Builders
SQLiason
Strategic Technologies
Strategic Information Systems
Sybertech
Sysix Technologies
Talent Software Services
Tessera Enterprise Systems
WebSoft
Xenon
Yaletown Technology
ZYGA

CUSTOMERS

     Our customers represent a wide, cross-industry spectrum of large global organizations, plus major governmental and educational institutions. A representative sampling of customers who have purchased at least $100,000 of software license since January 1996 includes:

Communications
AirTouch Cellular*
AT&T Corp.*
Lucent Technologies*
Pacific Bell Directory
Qualcomm*
Sprint
Tele-Communications, Inc.*  (TCI)
Telenor*

Government
Bureau of Land Management
State of Texas
U.S. Navy*
US Postal Service*

Financial Services
The Capital Group Companies*
Charles Schwab
SG Cowen*
First Union National Bank*
GM Acceptance Corp.*
Invesco Funds Group
Merrill Lynch*
Oppenheimer Funds*
J.P. Morgan*
Providian Financial*
Prudential Insurance*
Salomon Smith Barney*
Stein, Roe & Farnham
UBS

High Technology
3Com*
Autodesk*
Automatic Data Processing*
LSI Logic*
Gateway*
National Semiconductor
Silicon Graphics*
Internet Software-Service
CompuServe
e.spire
Priceline.com*
Netcentives
Inktomi*
C/NET
StoreRunner.com
Netscape*
UUNET*

Insurance
Abbey National*
Allstate Insurance*
The Equitable Companies*
Hartford Insurance*
John Hancock*
Liberty Mutual Insurance   Companies*
MassMutual*
MetLife Insurance*
Mutual of Omaha*
Zurich Insurance*

Utilities/Energy
Commonwealth Edison
  Company*
Chevron Corporation
Entergy Services/Entergy
  Corporation*
KN Energy*
Philadelphia Power and Light*
Southern Company
Manufacturing/Distribution
ABB*
Avery-Dennison*
Boeing*
General Electric*
Honeywell
Lockheed Martin*
Motorola*
Thomson Publishing
Toyota USA*

Media/Entertainment/ Hospitality
Carlson Wagonlit Travel*
Fox Entertainment Group*
Hearst Corporation*
Ultramar Diamond Shamrock*
Warner Brothers*
Yorkshire Cable

Pharmaceuticals/Health Care
Amgen*
American Home Products
  Corporation*
Blue Cross Blue Shield*
Dura Pharmaceuticals
Genentech
MedData Health
Pharmacia & Upjohn*
Zeneca (ICI)*

Retail/Consumer Packaged Goods
Campbell Soup
Dial*
First Brands
Benjamin Moore
Long's Drug Stores*
The Gap*
Liz Claiborne
Polo Ralph Lauren*

Transportation
BAX Global*
Roadway Express
Ryder

Other
Stanford University*

* Over $200,000 since January 1996.

  RESEARCH AND DEVELOPMENT

     As of December 31, 1999, we employed 74 people in our research and development organization. This team is responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each discipline, along with a product marketing manager from our marketing department, form separate product teams that work closely with sales, marketing, services, customers and prospects to better understand market needs and user requirements.

     When appropriate, we also utilize third-parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

     We have a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations. Our methodology involves specifying and reviewing business requirements, functional requirements, prototypes, technical designs, test plans and documentation plans. We then perform iterative, scheduled quality assurance of code and documentation, followed by frequent stabilization of code and documentation. We test automation definition, instrumentation and execution as well as functions, components, systems, integration, performance, stress and international and Year 2000 compliance. A key component of our methodology is full product regression testing before beta or general availability releases and trial deployments in an internal production environment prior to release, external beta releases and general availability release. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, may materially adversely affect our business, results of operations and financial condition.

     We emphasize quality assurance throughout the software development life-cycle. We believe that a strong emphasis placed on analysis and design early in the project life reduces the number and costs of defects that may be found in later stages.

SALES, MARKETING AND DISTRIBUTION

     We market and sell software and services through a direct sales force in the United States, the United Kingdom and Germany, as well as through distributors. As of December 31, 1999, we employed 145 people worldwide in our sales and marketing organization.

     Marketing programs are focused on creating awareness as well as lead generation and customer references for our products. These programs are targeted at key executives such as chief executive officers, chief information officers and presidents of engineering, research and development, sales, service and marketing. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts and generating qualified sales leads, among others.

     Our sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, enterprise overview, product demonstration, proposal generation and contract negotiation. Although the typical sales cycle has been up to 120 days, certain sales cycles in the past have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts and assessing needs prior to our introduction to the customer. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our competitive position.

     We distribute our products through system integrators in the United States and distributors in Europe. Systems integrators typically possess expertise in vertical markets. They resell our products, bundling them in some cases with system-wide solutions. In other cases, they influence direct sales of our products. Distributors sublicense our products and provide service and support within their territories.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have three patent applications pending and two patent applications allowed in the United States. It is possible that our pending applications will not be allowed or that competitors will successfully challenge the validity or scope of our allowed patent or any future allowed patents. Our patents alone may not provide us with any significant competitive advantage.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. It is difficult for us to police unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

     As is common in the software industry, we may from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. On April 7, 1999, we were notified by another company that it is evaluating our products to determine whether our products infringe its U.S. patent and has requested that we enter into discussions with them as to whether it is necessary or appropriate for us to obtain a license. Although this company has not filed litigation against us, this company has filed litigation against one of our competitors, alleging infringement of its patent. Third parties, including the company that has contacted us regarding our products, could claim that our current or future products infringe their patent or other proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and operating results would be materially adversely affected.

COMPETITION

     The market for our products is highly competitive, rapidly evolving and subject to rapidly changing technology. We compete principally against providers of decision support, data warehousing and enterprise application software. Such competitors include Acta Technology, Inc., Informix Corporation, Broadbase Information Systems, Inc., E.piphany, Inc., Information Builders, Inc., and Sagent Technology, Inc. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such competitors include IBM Corporation, Microsoft Corporation and Oracle Corporation.

     Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We currently compete more on the basis of our products' functionality than on the basis of price. If our competitors develop similar or superior functionality, we may have difficulty competing more substantially on the basis of price. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel or strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could materially and adversely affect our business, results of operations or financial condition.

     We compete on the basis of certain factors, including:

     - product performance;

     - product features;

     - user scalability;

     - open architecture;

     - ease of use;

     - product reliability;

     - analytical capabilities;

     - time to market;

     - customer support and

     - product pricing.

EMPLOYEES

     As of December 31, 1999, we had a total of 332 employees, including 74 people in research and development, 145 people in sales and marketing, 77 people in consulting, customer support and training and 36 people in general and administrative services. None of our employees is represented by a labor union, and we consider employee relations to be good.

ITEM 2. PROPERTIES

     Our headquarters are located in Palo Alto, California and consist of approximately 60,000 square feet of office space leased through January 2001. We signed a new lease and plan to occupy additional office space in June 2000 in a building near our headquarters which consists of approximately 30,000 square feet of office space and is leased through June 2007. To help meet our future expansion needs, we recently signed leases for two buildings in Redwood City, California which will become our new corporate headquarters in July 2001. These buildings are leased through 2013 and consist of approximately 286,000 square feet of office space.

     The Company leases approximately 19,000 square feet of office space in San Francisco, California primarily for sales, marketing and professional services activities. This facility is leased through November 2006.

     We also lease other office space in the United States and other various countries under operating leases.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning our executive officers and directors as of March 31, 2000:

                    NAME                       AGE                     POSITION(S)
                    ----                       ---                     -----------
Gaurav S. Dhillon............................  34    Chief Executive Officer, Secretary and Director
Diaz H. Nesamoney............................  35    Chief Operating Officer and Director
Clive A. Harrison............................  42    Executive Vice President, Worldwide Sales
Earl E. Fry..................................  41    Chief Financial Officer, Senior Vice President
David W. Pidwell(2)..........................  52    Director
A. Brooke Seawell(1).........................  52    Director
Vincent R. Worms(1)..........................  47    Director

---------------
(1) Member of audit committee.

(2) Member of compensation committee.

     Mr. Dhillon is one of the founders of Informatica and has been our Chief Executive Officer, our Secretary and a member of our board of directors since our inception. Prior to co-founding Informatica in February 1993, Mr. Dhillon was employed by Sterling Software, a software company, from December 1991 to November 1992, where his last position was project manager. Prior to that, he was a systems architect with Unisys Corporation. Mr. Dhillon holds a B.S.E.E. from Punjab University, India.

     Mr. Nesamoney is also one of the founders of Informatica and has been a member of our board of directors and an officer since our inception. He is currently our Chief Operating Officer. Prior to co-founding Informatica in February 1993, Mr. Nesamoney was employed by Unisys Corporation from May 1988 to February 1993, where his last position was a development manager. Mr. Nesamoney holds an M.S.C.S. degree from Birla Institute of Technology & Science.

     Mr. Harrison joined us in January 1996 as Senior Vice President, Sales and became Executive Vice President, Worldwide Sales in January 1999. Mr. Harrison held sales management responsibility at Oracle Systems from June 1995 to January 1996. From September 1989 to June 1995, he was Regional Vice President of Sales at Information Resources, an enterprise decision support software company. Mr. Harrison holds a B.S. degree in Operational Research and Economics from Aston University in England.

     Mr. Fry has been our Chief Financial Officer and a Senior Vice President since December 1999. From November 1995 to November 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell.com. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.A. degree in Business Administration from the University of Hawaii and an M.B.A. degree in Finance and Marketing from Stanford University.

     Mr. Pidwell has been one of our directors since February 1996. From January 1988 to January 1996, Mr. Pidwell was President and Chief Executive Officer of Rasna Corporation, a software company. Mr. Pidwell is currently a venture partner with Asset Management Associates and serves on the boards of directors of a number of private companies. Mr. Pidwell holds a B.S.E.E. in Electrical Engineering and an M.S.I.S.E. degree in Computer Systems Engineering from Ohio University.

     Mr. Seawell has been one of our directors since December 1997. From January 1997 to August 1998, Mr. Seawell was Executive Vice President of NetDynamics, an internet applications server company. From March 1991 to January 1997, Mr. Seawell was Senior Vice President and Chief Financial Officer of Synopsys. Mr. Seawell holds a B.A. degree in Economics and an M.B.A. degree in Finance and Accounting from Stanford University. Mr. Seawell serves on the board of directors of NVIDIA Corporation, a 3D (three-dimensional) graphics processor company, and several privately held companies.

     Mr. Worms has been one of our directors since September 1995. From 1982 to the present, Mr. Worms has served as Co-President of Partech International Capital Management, a venture capital firm that manages one of our investors. Mr. Worms holds an M.S. degree in Science from the Ecole Polytechnique in Paris, France and the Massachusetts Institute of Technology. Mr. Worms serves on the boards of directors of SangStat Medical Corporation and Business Objects, a software company, in addition to serving on the board of a number of private companies.

     There are no family relationships among any of our directors or officers.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "INFA." The following table sets forth, for the periods indicated, the high and low sales prices of the common stock as reported by the Nasdaq National Market since the Company's initial public offering of common stock at $8.00 per share on April 29, 1999. Prior to April 29, 1999, there was no public trading market for the common stock.

                                                             HIGH       LOW
                                                            -------    ------
1999:
  Second Quarter (from April 29, 1999)....................  $ 18.00    $ 9.50
  Third Quarter...........................................  $ 32.50    $16.07
  Fourth Quarter..........................................  $ 54.69    $25.25

     As of December 31, 1999, there were approximately 223 stockholders of record. The last reported sale price per share of the Company's common stock on December 31, 1999 on the Nasdaq National Market was $53.19.

     The above information has been restated to reflect a two-for-one stock split effected in the form of a stock dividend to each stockholder of record as of February 18, 2000.

     The Company has not paid cash dividends on its common stock and does not plan to pay cash dividends in the near future.

     In April 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $43.5 million. The proceeds from this offering have and will continue to be used for general corporate purchases, including working capital.

     On December 15, 1999 and in connection with the acquisition of all of the outstanding capital stock of Influence Software, Inc. (Influence), the Company issued 1,299,084 shares of unregistered common stock to the former stockholders of Influence. As of February 29, 2000, the Company also issued an additional 63,746 shares of unregistered common stock related to the exercise of Influence stock options.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                             1999       1998       1997       1996       1995
                                            -------    -------    -------    -------    ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
  Revenues................................  $62,379    $30,346    $12,741    $ 2,060    $  589
  Cost of revenues........................   10,996      5,389      2,582        158       180
                                            -------    -------    -------    -------    ------
  Gross profit............................   51,383     24,957     10,159      1,902       409
  Operating expenses:
     Research and development.............   11,843      8,385      4,747      2,141       641
     Sales and marketing..................   33,613     22,733     11,219      3,676       203
     General and administrative...........    5,012      3,132      2,408        702        89
     Merger-related costs.................    2,082         --         --         --        --
     Stock-based compensation.............      742         98          2         --        --
                                            -------    -------    -------    -------    ------
          Total operating expenses........   53,292     34,348     18,376      6,519       933
  Loss before income taxes................     (671)    (9,285)    (8,018)    (4,609)     (518)
  Income tax provision....................     (824)        --         --         --        --
  Net loss................................   (1,495)    (9,285)    (8,018)    (4,609)     (518)

  Basic and diluted net loss per
     share(2).............................  $ (0.06)   $ (1.21)   $ (1.18)   $ (0.85)   $(0.10)
                                            =======    =======    =======    =======    ======
  Shares used in computing basic and
     diluted net loss per share(2)........   23,783      7,652      6,777      5,428     5,034
                                            =======    =======    =======    =======    ======

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                           1999        1998        1997       1996       1995
                                          -------    --------    --------    -------    ------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.............  $57,521    $  7,167    $  8,888    $ 3,023    $  906
  Working capital (deficit).............   39,951      (3,242)      5,376      3,206       896
  Total assets..........................   68,523      12,165      13,356      5,059     1,104
  Long-term obligations, net of current
     portion............................    1,438       1,480       1,428        270        --
  Redeemable convertible preferred
     stock..............................       --      17,586      17,586      8,593     1,472
  Total stockholders' equity
     (deficit)..........................   40,124     (21,580)    (12,587)    (5,022)     (469)

---------------
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

(1) Amounts and per share data for all periods presented have been retroactively restated to reflect the merger of Influence in a pooling-of-interests transaction effective December 15, 1999.

(2) Amounts have been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of February 18, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements referencing revenues and operating expenses as a percentage of total revenues; expected hiring of additional sales and marketing personnel; the sufficiency of our cash balances and cash flows for the next twelve months; the impact of recent changes in accounting standards; costs, liabilities, exposure, and plans related to the Year 2000 problem; our ability to mitigate risks associated with the Year 2000 problem; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in Item 7A hereof. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

OVERVIEW

     We are a leading provider of highly adaptable, functionally rich software solution that help companies deploy, manage and maintain systems that enable more effective business decision making. Our solution consists of an enterprise data integration platform which automates the process of retrieving, organizing and consolidating data from multiple systems and a suite of analytic applications to evaluate the performance of a corporation's entire value-chain of customer, partner and supplier relationships.

     In December 1999, we acquired Influence, a developer of analytic applications for eBusiness. The merger was accounted for using the pooling-of-interests method of accounting and as such our historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, we issued 1,299,084 shares of common stock to Influence's stockholders in exchange for all of the outstanding capital stock. All outstanding options to purchase Influence's capital stock were converted into options to purchase 287,052 shares of Informatica common stock.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     We generate revenues from sales of software licenses and services. Our license revenues are derived from our PowerCenter, PowerMart and Informatica Application Products. We receive software license revenues from licensing our products directly to end users and indirectly through resellers and original equipment manufacturers. We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers.

     We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not sold separately, the price is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. We also enter into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For direct sales, we recognize revenue upon shipment to the end user and when collectibility is probable. For sales through resellers, we recognize revenue upon shipment to the reseller and when collectibility is probable, or upon cash collections based on credit history with the reseller. Our agreements with our customers and resellers do not contain product return rights.

     We recognize revenues from services, which consist of fees for ongoing support and product updates ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of our software products. We recognize revenues from consulting and training services as the services are performed or contract milestones are met.

     The following table presents certain financial data as a percentage of total revenues:

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                          1999    1998    1997    1996    1995
                                                          ----    ----    ----    ----    ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenues:
     License............................................    66%     71%     80%     89%      7%
     Service............................................    34      29      20      11      93
                                                          ----    ----    ----    ----    ----
          Total revenues................................   100     100     100     100     100
  Cost of revenues:
     License............................................     1       1       1       2      --
     Service............................................    17      17      19       6      31
                                                          ----    ----    ----    ----    ----
          Total cost of revenues........................    18      18      20       8      31
                                                          ----    ----    ----    ----    ----
  Gross profit..........................................    82      82      80      92      69
  Operating expenses:
     Research and development...........................    19      28      37     104     109
     Sales and marketing................................    54      75      88     178      34
     General and administrative.........................     8      10      19      34      15
     Merger-related costs...............................     3      --      --      --      --
     Stock-based compensation...........................     1      --      --      --      --
                                                          ----    ----    ----    ----    ----
          Total operating expenses......................    85     113     144     316     158
                                                          ----    ----    ----    ----    ----
  Loss from operations..................................    (3)    (31)    (64)   (224)    (89)
  Interest income (expense), net........................     2      --       1      --       1
                                                          ----    ----    ----    ----    ----
  Loss before income taxes..............................    (1)    (31)    (63)   (224)    (88)
  Income tax provision..................................    (1)     --      --      --      --
                                                          ----    ----    ----    ----    ----
  Net loss..............................................    (2)%   (31)%   (63)%  (224)%   (88)%
                                                          ====    ====    ====    ====    ====
Costs of license revenues, as a percentage of license
  revenues..............................................     2%      2%      2%      2%     --%
Costs of service revenues, as a percentage of service
  revenues..............................................    49%     57%     96%     57%     33%

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES

     Our total revenues increased to $62.4 million in 1999, from $30.3 million in 1998 and $12.7 million in 1997, representing growth of 106% from 1998 to 1999 and 138% from 1997 to 1998. Our license revenues increased to $41.2 million in 1999 from $21.6 million and $10.2 million in 1998 and 1997, respectively, representing growth of 91% from 1998 to 1999 and 111% from 1997 to 1998. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of PowerCenter, PowerMart and Informatica Application Products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $21.2 million in 1999 from $8.8 million and $2.5 million in 1999, 1998 and 1997, respectively, representing growth of 142% from 1998 to 1999 and 251% from 1997 to 1998. These increases were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base in each successive year.

     Our international revenues increased to $11.2 million in 1999, from $3.6 million in 1998 and $0.8 million in 1997, representing growth of 209% from 1998 to 1999 and 339% from 1997 to 1998. The increase in 1999 was due primarily to expansion throughout Europe with increased sales being generated by direct sales, increased volume through existing distributors and new distributors brought on during the year. Growth in 1998 was primarily driven by increased sales activities in the United Kingdom and Germany. See Note 9 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

     Total revenues have been reduced by sales and return allowances of $0.9 million and $0.2 million in 1998 and 1997, respectively. Because management determined that the reserve at December 31, 1998 was adequate, there were no additional sales and returns allowances recorded in 1999. The sales and return allowances recorded in 1998 and 1997 were due primarily to increases in revenues, the number of customers in our customer base and an increase in our average transaction size. While our policy is not to accept sales returns, circumstances can arise in which we accept returns to preserve customer relationships.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $0.7 million, $0.4 million and $0.2 million in 1999, 1998 and 1997, respectively, and was approximately 1% of total revenues in each of these years. The increase in absolute dollar amount was due primarily to increases in license revenues and increases in royalty expense. We expect cost of license revenues as a percentage of total revenues in 2000 to remain at or slightly above the 1999 level.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials, which are provided both off-site and at our headquarters. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $10.3 million, $5.0 million and $2.4 million, in 1999, 1998 and 1997, respectively, representing 49%, 57% and 96% of service revenues. Cost of service revenues decreased on a percentage basis in each of these years due primarily to economies of scale achieved as our revenues and operations grew. For 2000, we expect our cost of service revenues as a percentage of total revenues to increase slightly above our 1999 level as we grow and expand our applications business.

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $11.8 million from $8.4 million and $4.7 million in 1999, 1998 and 1997, respectively. The increase in each of these periods was due primarily to an increase in personnel costs in each such period for development of future products and enhancement of existing products. Research and development expenses represented 19%, 28% and 37% of total revenues in 1999, 1998 and 1997, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. For 2000, we expect research and development expense as a percentage of total revenue will remain at or slightly below the 1999 level.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $33.6 million from $22.7 million and $11.2 million in 1999, 1998 and 1997, respectively. The increases reflect the hiring of additional sales and marketing personnel in connection with building our direct, original equipment manufacturer and reseller channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows, user conference and other marketing programs. Sales and marketing expenses represented 54%, 75% and 88% of our total revenues in 1999, 1998 and 1997, respectively. The decrease as a percentage of total revenues was due primarily to growth in total revenues. For 2000, we expect sales and marketing expense as a percentage of total revenue will remain at or slightly below the 1999 level.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $5.0 million from $3.1 million and $2.4 million in 1999, 1998 and 1997, respectively, representing 8%, 10% and 19% of our total revenues in 1999, 1998 and 1997, respectively. Expenses increased in each period due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that for 2000, our general and administrative expenses as a percentage of total revenue will remain at or slightly above the 1999 level.

     Bad debt expense charged to operations was $0.2 million, $0.3 million and $0.4 million in 1999, 1998 and 1997, respectively, representing less than 1%, 1% and 3% of total revenues in 1999, 1998 and 1997, respectively. The expense declined in absolute dollars and as a percentage of revenues in each year due primarily to an increase in repeat business with existing customers which contributed to more successful collection efforts.

  Merger-Related Costs

     In 1999, we recorded estimated one-time costs of $2.1 million related to the acquisition of Influence Software, Inc., which was accounted for as a pooling-of-interests. These costs consisted primarily of investment banking and professional fees and other direct costs associated with the merger. As of December 31, 1999, there was a balance of $1.8 million remaining in accrued liabilities which was used for final settlement expenditures in January 2000.

  Stock-Based Compensation

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option with respect to the options granted. From inception through December 1999, the Company recorded deferred stock-based compensation of $3.7 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is included as a component of stockholders' equity and is being amortized on a graded vesting method by charges to operations over the vesting period of the options. Such amortization amounted to approximately $0.7 million, $0.1 million and $2,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NET INTEREST INCOME (EXPENSE)

     Interest income (expense) represents interest income earned on our cash and cash equivalents and interest expense on capital equipment leases and shareholder loans. Net interest income increased to $1.2 million in 1999, up from $0.1 million in 1998 and $0.2 million in 1997. The increase in 1999 was primarily due to increased average cash balance as a result of the completion of our initial public offering of our common stock with net proceeds of $43.5 million in April 1999.

PROVISION FOR INCOME TAXES

     We incurred net operating losses in 1997 and 1998 and consequently paid no federal, state and foreign income taxes in those years. We recorded an income tax provision of $0.8 million in 1999, due primarily to foreign income taxes payable.

     As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $18.8 million and $4.4 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $1.1 million and $0.7 million, respectively. Our net operating loss and tax credit carryforwards will expire at various dates beginning in 2000, if not utilized.

     As of December 31, 1999 and 1998, we had deferred tax assets of approximately $12.5 million and $7.8 million, respectively. Our net deferred tax assets have been fully offset by a valuation allowance. Our net valuation allowance increased by $4.7 million and $3.4 million during 1999 and 1998, respectively. Deferred tax assets relate primarily to net operating loss carryforwards and deferred revenue. See Note 6 of Notes to Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. We have not fully assessed the impact of the adoption of SAB 101 and have not determined the effect, if any, that it will have on our reported revenues or results of operations in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1999, we completed our initial public offering of our common stock and realized net proceeds from the offering of approximately $43.5 million. Prior to the offering, we had funded our operations primarily through private sales of preferred equity securities, promissory notes, and capital equipment leases. As of December 31, 1999, we had $57.5 million in cash and cash equivalents.

     Net cash provided by operating activities was $7.2 million for the year ended December 31, 1999. Our operating activities resulted in net cash outflows of $2.4 million and $3.8 million in 1998 and 1997, respectively. Uses of cash in operating activities in each period were primarily due to net operating losses and increases in accounts receivable. The sources of cash in each period were primarily increases in deferred revenue, increases in accounts payable and accrued liabilities and increases in accrued compensation and related expenses.

     Net cash used in investing activities was $1.4 million in 1999, $1.0 million in 1998 and $0.9 million in 1997, due primarily to the purchase of property and equipment in all periods.

     Net cash provided by financing activities was $44.7 million for the year ended December 31, 1999, primarily from the proceeds of our initial public offering of $43.5 million as well as proceeds from the issuance of common stock. Net cash provided by financing activities for the year ended December 31, 1998 was $1.6 million, primarily from the proceeds of notes payable associated with financing Influence which was an S corporation prior to the acquisition in December 1999. Net cash provided by financing activities for the year ended December 31, 1997 was $10.6 million, primarily through the issuance of preferred stock and from the proceeds of notes payable.

     As of December 31, 1999, our principal commitments consisted of obligations under operating and capital leases and promissory notes. In 1997 and 1998, we issued promissory notes to three shareholders in exchange for cash advances and payment for services. These notes bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 2% per annum, with a maximum rate of 10% per annum. Principal and accrued interest on these notes at December 31, 1999, 1998 and 1997 was $3.4 million, $3.1 million and $1.3 million, respectively. The principal and accrued interest on these notes were repaid in February 2000. As of December 31, 1999, we had $0.2 million in outstanding borrowings under capital lease agreements which are payable through 2001. During 1998, we maintained a revolving line of credit which provided for borrowings of up to $3.0 million based on 80% of eligible accounts receivable. Borrowings under this line of credit bore interest, payable monthly, at 0.25% above prime rate. Borrowings were secured by substantially all of our assets, and the agreement also required us to comply with certain financial covenants. We chose not to renew this line of credit when it expired in December 1998. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

     On February 22, 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be complete in June 2001. The lease expires twelve years after occupancy. As part of these leases, we have agreed to provide letters of credit totaling $12.0 million as a security deposit for the first year's lease payments until certain financial covenants are met.

     We believe that our current cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

IMPACT OF YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. During 1999, we did not incur any material costs directly associated with our Year 2000 compliance efforts, except for the compensation expense associated with our salaried employees who devoted some of their time to our Year 2000 assessments and remediation efforts. We are not aware of any material problems resulting from Year 2000 issues with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Factors That May Affect Future Results".

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

FOREIGN CURRENCY RISK

     We develop products in the United States and market our products in North and South America, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

THE EXPECTED FLUCTUATION OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors which could cause our operating results to fluctuate include:

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

     - technological changes in computer systems and environments and

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

     Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. While we achieved significant quarter-to-quarter revenue growth in 1997, 1998 and 1999, you should not take these recent quarterly results to be indicative of our future performance. We do not expect to sustain this same rate of sequential quarterly revenue growth in future periods. Moreover, it is likely that in some future quarter, our operating results will fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, IT WILL ADVERSELY AFFECT OUR REVENUES

     The market for software solutions, including analytic applications, that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe large companies to date have deployed these software solutions to make business decisions on a relatively limited basis. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

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

     We were incorporated in 1993 and therefore have a limited operating history upon which investors can evaluate our operations, products and prospects. We have incurred significant net losses since our inception, and it is possible we may not achieve profitability. We incurred net losses of $1.5 million, $9.3 million and $8.0 million in 1999, 1998 and 1997, respectively. As of December 31, 1999, we had an accumulated deficit of $23.9 million. In addition, we intend to increase our operating expenses significantly in 2000; therefore, our operating results will be adversely affected if revenues do not increase significantly.

BECAUSE WE SELL A FEW MAIN PRODUCTS, IF THEY DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

     In 1999 substantially all of our revenues were derived from our PowerCenter, PowerMart, PowerConnect, Analytic Business Components for SAP R/3, and Informatica Application Products and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if either of these products does not achieve market acceptance, our revenues will be adversely affected. Market acceptance of our products could be materially adversely affected if, among other things, applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS

     In December 1999, we acquired Influence, a developer of analytic applications for e-business, in a transaction accounted for as a pooling-of-interests. There can be no assurance that this acquisition will be effectively assimilated into our business. The integration of Influence will place a burden on our management and infrastructure. Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connections with our acquisition of Influence.

     From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition of investment will succeed. Any future acquisition or investment could have a material adverse effect on our business, financial condition and results of operation.

     Recently, the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes would not directly affect the purchase price for any of these acquisitions, they would have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

     We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including Gaurav S. Dhillon, our Chief Executive Officer, and Diaz H. Nesamoney, our Chief Operating Officer, and other key members of management. We currently do not have any key-man life insurance relating to our key personnel, and these employees are at-will and not subject to employment contracts. We may not be successful in attracting, assimilating and retaining key personnel in the future.

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

     We compete principally against providers of decision support, data warehousing and enterprise application software. Such competitors include Acta Technology, Inc., Informix Corporation, Broadbase Information Systems, Inc., E.piphany, Inc., Information Builders, Inc., and Sagent Technology, Inc. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such competitors include IBM Corporation, Microsoft Corporation and Oracle Corporation. See "Business -- Competition."

IF WE DO NOT MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR CHANNEL AND STRATEGIC PARTNERS, OUR ABILITY TO GENERATE REVENUE WILL BE ADVERSELY AFFECTED

     We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future partners. In addition to our direct sales force, we rely on established relationships with a variety of channel partners, such as systems integrators, resellers and distributors, for marketing, licensing and support of our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise resource planning providers, for the promotion of our solutions. In particular, our ability to market our products depends substantially on our relationships with such significant partners as KPMG, PeopleSoft, PricewaterhouseCoopers and Andersen Consulting. In addition, our channel partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting and selling our products.

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

THE LENGTHY SALES CYCLE FOR OUR PRODUCTS MAKES OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS

     Our sales cycle is generally long because the expense, complexity, broad functionality and company-wide deployment of our products typically requires executive-level approval for investment in our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

     - customers' budgetary constraints and internal acceptance review procedures;

     - the timing of budget cycles;

     - concerns about the introduction of our or our competitors' new products or

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS

     We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be materially adversely affected. We increased the number of our employees from 50 at December 31, 1996, to approximately 332 at December 31, 1999. Our revenues increased from $2.1 million in 1996 to $62.4 million in 1999. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous analytic applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, some of our customers deferred purchasing the PowerMart product until this upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, COLLECTIONS, REGULATORY AND OTHER RISKS

     International revenues accounted for 18%, 12% and 6% of our total consolidated revenues in 1999, 1998 and 1997, respectively. Our international business is subject to a number of risks, including the following:

     - greater difficulty in protecting intellectual property;

     - greater difficulty in staffing and managing foreign operations;

     - greater risk of uncollectible accounts;

     - longer collection cycles;

     - potential unexpected changes in regulatory practices and tariffs;

     - potential unexpected changes in tax laws;

     - sales seasonality;

     - the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business and

     - general economic and political conditions in these foreign markets.

     It is difficult to predict the extent of the future impact of these conditions. These factors and other factors could have a material adverse effect on our future international revenues and consequently on our business, results of operations and financial condition.

RISK ASSOCIATED WITH GEOGRAPHIC EXPANSION

     A majority of our revenue historically has been derived from clients located in the United States. Our ability to achieve significant future revenue growth will in large part depend on our ability to get new customers in the United States and internationally.

     Growth and geographic expansion have resulted in new and increased responsibilities for management personnel and have placed and continue to place a strain on our management and operating and financial systems. We will be required to continue to implement and accommodate the increased complexities of international and multi currency transactions. Any failure to implement and improve our operating and financial systems or to hire appropriate personnel to manage the operations would have a material adverse effect on our business, financial condition and result of operations.

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

     As is common in the software industry, we may from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. On April 7, 1999, we were notified by another company that it is evaluating our products to determine whether our products infringe its U.S. patent and has requested that we enter into discussions with them as to whether it is necessary or appropriate for us to obtain a license. Although no litigation has been filed by this company against us this company has filed litigation against one of our competitors, alleging infringement of its patent. Third parties, including the company that has contacted us regarding our products, could claim that our current or future products infringe their patent or other proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, financial condition and operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, our business, financial condition and operating results would be materially adversely affected. See "Business -- Intellectual Property and Other Proprietary Rights."

YEAR 2000 ISSUES COULD NEGATIVELY AFFECT OUR BUSINESS

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. During 1999, we did not incur any material costs directly associated with our Year 2000 compliance efforts, except for the compensations expense associated with our salaried employees who devoted some of their time to our Year 2000 assessments and remediation efforts. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

CERTAIN EXISTING STOCKHOLDERS CAN EXERT CONTROL OVER INFORMATICA

     Our officers, directors and principal stockholders (i.e., greater than 5% stockholders) will together control approximately 27% of our outstanding common stock as of February 29, 2000. As a result, these stockholders, if they act together, will be able to control the management and affairs of Informatica and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of Informatica and might affect the market price of our common stock.

OUR STOCK PRICE MAY FLUCTUATE SUBSTANTIALLY

     The market price for the common stock will be affected by a number of factors, including the following:

     - the announcement of new products or product enhancements by us or our competitors;

     - quarterly variations in our or our competitors' results of operations;

     - changes in earnings estimates or recommendations by securities analysts;

     - developments in our industry and

     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

     In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER

     Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of Informatica or a change in our management. Our amended and restated certificate of incorporation filed in connection with this offering provides that when we are eligible, we will have a classified board of directors, with each class of directors subject to re-election every three years. This classified board when implemented will have the effect of making it more difficult for third parties to insert their representatives on our board of directors and gain control of Informatica. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock.

CHANGES IN ACCOUNTING STANDARDS COULD AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. We have not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on our reported revenues or results of operations in future periods.

FORWARD-LOOKING STATEMENTS

     Some of the statements under "Quantitative and Qualitative Disclosure About Market Risk," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Quantitative and Qualitative Disclosure About Market Risk" and elsewhere in this Form 10-K.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Informatica Corporation

     We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
January 24, 2000

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INFORMATICA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 57,521    $  7,167
  Accounts receivable, net of allowances of $1,977 and
     $1,731 in 1999 and 1998, respectively..................     8,119       3,707
  Prepaid expenses and other current assets.................     1,272         563
                                                              --------    --------
          Total current assets..............................    66,912      11,437
Property and equipment, net.................................     1,482         592
Other assets................................................       129         136
                                                              --------    --------
          Total assets......................................  $ 68,523    $ 12,165
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities..................  $  7,999    $  4,354
  Accrued compensation and related expenses.................     6,264       3,589
  Income taxes payable......................................       813          --
  Current portion of capital lease obligations..............       150         242
  Current portion of notes payable to stockholders..........     2,075       1,921
  Deferred revenue..........................................     9,660       4,573
                                                              --------    --------
          Total current liabilities.........................    26,961      14,679
Capital lease obligations, less current portion.............        66         217
Notes payable to stockholders, less current portion.........     1,372       1,263
Commitments
Redeemable convertible preferred stock, no par value,
  issuable in series:
  2,000,000 shares authorized in 1999 and 16,340,000 shares
     authorized in 1998; 15,880,000 issued and outstanding
     at December 31, 1998...................................        --      17,586
Stockholders' equity (deficit):
  Common stock, $0.001 par value; 100,000,000 shares
     authorized; 31,998,618 and 8,160,348 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................    67,020       1,213
  Notes receivable from stockholders........................       (40)        (40)
  Deferred stock-based compensation.........................    (2,888)       (383)
  Accumulated deficit.......................................   (23,884)    (22,389)
  Accumulated other comprehensive income (loss).............       (84)         19
                                                              --------    --------
          Total stockholders' equity (deficit)..............    40,124     (21,580)
                                                              --------    --------
          Total liabilities, redeemable convertible
            preferred stock and stockholders' equity
            (deficit).......................................  $ 68,523    $ 12,165
                                                              ========    ========

                            See accompanying notes.

                            INFORMATICA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Revenues:
  License...................................................  $41,184    $21,582    $10,242
  Service...................................................   21,195      8,764      2,499
                                                              -------    -------    -------
          Total revenues....................................   62,379     30,346     12,741
Cost of revenues:
  License...................................................      686        376        190
  Service...................................................   10,310      5,013      2,392
                                                              -------    -------    -------
          Total cost of revenues............................   10,996      5,389      2,582
                                                              -------    -------    -------
Gross profit................................................   51,383     24,957     10,159
Operating expenses:
  Research and development..................................   11,843      8,385      4,747
  Sales and marketing.......................................   33,613     22,733     11,219
  General and administrative................................    5,012      3,132      2,408
  Merger-related costs......................................    2,082         --         --
  Stock-based compensation..................................      742         98          2
                                                              -------    -------    -------
          Total operating expenses..........................   53,292     34,348     18,376
                                                              -------    -------    -------
Loss from operations........................................   (1,909)    (9,391)    (8,217)
Interest income (expense), net..............................    1,238        106        199
                                                              -------    -------    -------
Loss before income taxes....................................     (671)    (9,285)    (8,018)
Income tax provision........................................     (824)        --         --
                                                              -------    -------    -------
Net loss....................................................  $(1,495)   $(9,285)   $(8,018)
                                                              =======    =======    =======
Net loss per share:
  Basic and diluted.........................................  $ (0.06)   $ (1.21)   $ (1.18)
                                                              =======    =======    =======
Shares used in calculation of net loss per share:
  Basic and diluted.........................................   23,783      7,652      6,777
                                                              =======    =======    =======

                            See accompanying notes.

                            INFORMATICA CORPORATION

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                                               --------------------------------------------------
                                      REDEEMABLE CONVERTIBLE
                                      ----------------------                             NOTES
                                         PREFERRED STOCK           COMMON STOCK        RECEIVABLE      DEFERRED
                                      ----------------------   --------------------       FROM       STOCK-BASED
                                        SHARES       AMOUNT      SHARES     AMOUNT    STOCKHOLDERS   COMPENSATION
                                      -----------   --------   ----------   -------   ------------   ------------
BALANCES AT DECEMBER 31, 1996.......   11,380,000   $  8,593    5,603,920   $   104       $(40)        $    --
  Components of comprehensive loss:
      Net loss......................           --         --           --        --         --              --
      Foreign currency translation
        adjustment..................           --         --           --        --         --              --
                                      -----------   --------   ----------   -------       ----         -------
  Comprehensive loss................
  Issuance of common stock..........           --         --    1,115,094       450         --              --
  Repurchase of common stock........           --         --       (4,956)       (2)        --              --
  Common stock options exercised....           --         --      288,610        14         --              --
  Issuance of Series D preferred
    stock, net of issuance costs....    4,500,000      8,993           --        --         --              --
  Deferred stock-based
    compensation....................           --         --           --        85         --             (85)
  Amortization of stock-based
    compensation....................           --         --           --        --         --               2
                                      -----------   --------   ----------   -------       ----         -------
BALANCES AT DECEMBER 31, 1997.......   15,880,000     17,586    7,002,668       651        (40)            (83)
  Components of comprehensive loss:
      Net loss......................           --         --           --        --         --              --
      Foreign currency translation
        adjustment..................           --         --           --        --         --              --
  Comprehensive loss................
  Repurchase of common stock........           --         --       (6,194)       (3)        --              --
  Common stock options exercised....           --         --    1,163,874       167         --              --
  Deferred stock-based
    compensation....................           --         --           --       398         --            (398)
  Amortization of stock-based
    compensation....................           --         --           --        --         --              98
                                      -----------   --------   ----------   -------       ----         -------
BALANCES AT DECEMBER 31, 1998.......   15,880,000     17,586    8,160,348     1,213        (40)           (383)
  Components of comprehensive loss:
    Net loss........................           --         --           --        --         --              --
    Foreign currency translation
      adjustment....................           --         --           --        --         --              --
  Comprehensive loss................
  Issuance of common stock in
    connection with initial public
    offering, net of offering
    costs...........................           --         --    6,000,000    43,514         --              --
  Conversion of redeemable
    convertible preferred stock into
    common stock....................  (15,880,000)   (17,586)  15,880,000    17,586         --              --
  Repurchase of common stock........           --         --       (8,672)       (3)        --              --
  Common stock options exercised....           --         --    1,569,396     1,251         --              --
  Exercise of warrants..............           --         --      397,546       212         --              --
  Deferred stock-based
    compensation....................           --         --           --     3,247         --          (3,247)
  Amortization of stock-based
    compensation....................           --         --                     --         --             742
                                      -----------   --------   ----------   -------       ----         -------
BALANCES AT DECEMBER 31, 1999.......           --   $     --   31,998,618   $67,020       $(40)        $(2,888)
                                      ===========   ========   ==========   =======       ====         =======

                                            STOCKHOLDERS' EQUITY (DEFICIT)
                                      -------------------------------------------
                                                     ACCUMULATED
                                                        OTHER           TOTAL
                                                    COMPREHENSIVE   STOCKHOLDERS'
                                      ACCUMULATED      INCOME          EQUITY
                                        DEFICIT        (LOSS)         (DEFICIT)
                                      -----------   -------------   -------------
BALANCES AT DECEMBER 31, 1996.......   $ (5,086)        $  --         $ (5,022)
  Components of comprehensive loss:
      Net loss......................     (8,018)           --           (8,018)
      Foreign currency translation
        adjustment..................         --           (11)             (11)
                                       --------         -----         --------
  Comprehensive loss................                                    (8,029)
  Issuance of common stock..........         --            --              450
  Repurchase of common stock........         --            --               (2)
  Common stock options exercised....         --            --               14
  Issuance of Series D preferred
    stock, net of issuance costs....         --            --               --
  Deferred stock-based
    compensation....................         --            --               --
  Amortization of stock-based
    compensation....................         --            --                2
                                       --------         -----         --------
BALANCES AT DECEMBER 31, 1997.......    (13,104)          (11)         (12,587)
  Components of comprehensive loss:
      Net loss......................     (9,285)           --           (9,285)
      Foreign currency translation
        adjustment..................         --            30               30
                                                                      --------
  Comprehensive loss................                                    (9,255)
  Repurchase of common stock........         --            --               (3)
  Common stock options exercised....         --            --              167
  Deferred stock-based
    compensation....................         --            --               --
  Amortization of stock-based
    compensation....................         --            --               98
                                       --------         -----         --------
BALANCES AT DECEMBER 31, 1998.......    (22,389)           19          (21,580)
  Components of comprehensive loss:
    Net loss........................     (1,495)           --           (1,495)
    Foreign currency translation
      adjustment....................         --          (103)            (103)
                                                                      --------
  Comprehensive loss................                                    (1,598)
  Issuance of common stock in
    connection with initial public
    offering, net of offering
    costs...........................         --            --           43,514
  Conversion of redeemable
    convertible preferred stock into
    common stock....................         --            --           17,586
  Repurchase of common stock........         --            --               (3)
  Common stock options exercised....         --            --            1,251
  Exercise of warrants..............         --            --              212
  Deferred stock-based
    compensation....................         --            --               --
  Amortization of stock-based
    compensation....................         --            --              742
                                       --------         -----         --------
BALANCES AT DECEMBER 31, 1999.......   $(23,884)        $ (84)        $ 40,124
                                       ========         =====         ========

                            See accompanying notes.

                            INFORMATICA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(1,495)   $(9,285)   $(8,018)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation..............................................      550      1,716        516
  Sales and returns allowances..............................       --        886        241
  Other receivable allowances...............................      246        320        440
  Amortization of stock-based compensation..................      742         98          2
  Interest expense related to notes payable.................      289        167         34
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (4,658)    (1,756)    (2,554)
    Prepaid expenses and other assets.......................     (702)      (305)      (208)
    Accounts payable and accrued liabilities................    3,645      1,838      2,128
    Income taxes payable....................................      813         --         --
    Accrued compensation and related expenses...............    2,675      2,017      1,216
    Deferred revenue........................................    5,087      1,887      2,364
                                                              -------    -------    -------
Net cash provided by (used in) operating activities.........    7,192     (2,417)    (3,839)
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................   (1,440)      (954)      (869)
                                                              -------    -------    -------
Net cash used in investing activities.......................   (1,440)      (954)      (869)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock...................       --         --      8,993
Proceeds from initial public offering, net..................   43,514         --         --
Proceeds from issuance of common stock, net of payments for
  repurchases...............................................    1,248        164        462
Proceeds exercise of warrants...............................      212         --         --
Proceeds from notes payable to stockholders.................    1,286      1,691      1,293
Payments on notes payable to stockholders...................   (1,312)        --         --
Payments on capital lease obligations.......................     (243)      (235)      (164)
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........   44,705      1,620     10,584
                                                              -------    -------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................     (103)        30        (11)
                                                              -------    -------    -------
Increase (decrease) in cash and cash equivalents............   50,354     (1,721)     5,865
                                                              -------    -------    -------
Cash and cash equivalents at beginning of year..............    7,167      8,888      3,023
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $57,521    $ 7,167    $ 8,888
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $    29    $    48    $    40
                                                              =======    =======    =======
  Income taxes paid.........................................  $    10         --         --
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations incurred........................  $    --    $   437    $    --
                                                              =======    =======    =======
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $17,586    $    --    $    --
                                                              =======    =======    =======
  Deferred stock-based compensation related to options
    granted.................................................  $ 3,247    $   398    $    85
                                                              =======    =======    =======

                            See accompanying notes.

                            INFORMATICA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE COMPANY

     Informatica Corporation (the "Company") was incorporated in California in February 1993 and reincorporated in Delaware in March 1999. The Company operates in one business segment which provides software solutions that help large companies deploy, manage, maintain and grow systems that enable more effective business decision making.

     On December 15, 1999, the Company acquired all of the outstanding stock of Influence Software, Inc. (Influence), a developer of analytic applications for eBusiness. The transaction was recorded using the pooling-of-interests method of accounting, and as such, financial information for all dates and periods prior to the acquisition has been restated to reflect the acquisition.

     BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation for the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in these estimates and assumptions may have a material impact on the financial statements.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, which consist of cash and highly liquid short-term government securities with insignificant interest rate risk and original maturities of three months or less at date of purchase, are stated at cost, which approximates fair value.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of the related assets, generally three years or less.

     SOFTWARE DEVELOPMENT COSTS

     The Company accounts for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", under which certain software development costs incurred subsequent to the

                            INFORMATICA CORPORATION
establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 1999, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

     CONCENTRATIONS OF CREDIT RISK AND CREDIT EVALUATIONS

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company performs ongoing credit evaluations of its customers, which are primarily located in the U.S., Europe and Canada, and generally does not require collateral. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

     REVENUE RECOGNITION

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

     Revenues from services, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software products. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized as the services are performed.

     Deferred revenue includes deferred maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances. As of December 31, 1999 and 1998, there were $9.2 million and $3.3 million of unbilled receivables netted against deferred license revenue, respectively.

     STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in

                            INFORMATICA CORPORATION
accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

     NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

     The calculation of basic and diluted net loss per share is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss..............................................   $(1,495)      $(9,285)      $(8,018)
                                                         =======       =======       =======
Weighted average shares of common stock outstanding
  used in calculation of basic and diluted net loss
  per share...........................................    23,783         7,652         6,777
                                                         =======       =======       =======
  Basic and diluted net loss per share................   $ (0.06)      $ (1.21)      $ (1.18)
                                                         =======       =======       =======

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 6,144,000, 4,480,000 and 3,372,000 common equivalent shares related to outstanding stock options and warrants not included in the calculations above (determined using the treasury stock method) for 1999, 1998 and 1997, respectively.

     COMPREHENSIVE INCOME (LOSS)

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The only item of other comprehensive income (loss) which the Company currently reports is foreign currency translation adjustments, which are included in accumulated other comprehensive income (loss) in the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). Tax effects of comprehensive income (loss) are not considered material.

     INCOME TAXES

     The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The company has not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods.

                            INFORMATICA CORPORATION

 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
                                                               (IN THOUSANDS)
Computer and office equipment...............................  $ 2,540    $1,100
Furniture and fixtures......................................      125       125
                                                              -------    ------
                                                                2,665     1,225
Less accumulated depreciation and amortization..............   (1,183)     (633)
                                                              -------    ------
                                                              $ 1,482    $  592
                                                              =======    ======

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $927,000 as of December 31, 1999 and 1998. Accumulated amortization of these assets was $342,000 and $146,000 at December 31, 1999 and 1998, respectively. The related amortization is included with depreciation expense.

 3. LEASE OBLIGATIONS

     The Company had an equipment financing agreement which provided up to $564,000 for the purchase of property and equipment and expired in January 1998. In February 1998, the Company entered into another equipment financing agreement with the same lender which increased the line to $1,510,000 for the purchase of property and equipment. Borrowings under these agreements bear interest at a rate of 3.07% and 3.19%, respectively, for 36 months. The Company is also required to choose to either pay a supplemental additional interest portion of 20% of the original purchase price due and payable at the end of the agreement term or to extend the agreement term for an additional year at a monthly interest rate of 2.05% of the original purchase amount. As of December 31, 1999, total borrowings under these agreements amounted to $927,000 of which $216,000 was outstanding.

     The Company leases its office facilities and certain office equipment under noncancelable lease agreements which require the Company to pay operating costs, including property taxes, normal maintenance and insurance. Rent expense amounted to $2,005,000, $1,653,000 and $501,000 for 1999, 1998 and 1997,
respectively.

     Future minimum lease payments under noncancelable operating and capital leases are summarized as follows:

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
                                                               (IN THOUSANDS)
Years ending December 31:
  2000....................................................   $ 3,824      $161
  2001....................................................     2,446        67
  2002....................................................     2,314        --
  2003....................................................     2,364        --
  2004....................................................     2,415        --
Thereafter................................................     5,674        --
                                                             -------      ----
Total minimum lease payments..............................   $19,037       228
                                                             =======
Less interest.............................................                  12
                                                                          ----
Present value of minimum lease payments...................                 216
Less current portion......................................                 150
                                                                          ----
                                                                          $ 66
                                                                          ====

                            INFORMATICA CORPORATION

 4. STOCKHOLDERS' EQUITY

     BRIDGE FINANCING AND WARRANTS

     In connection with the issuance of short-term promissory notes in May 1996, the Company granted warrants to the lenders to purchase up to 410,000 shares of Series C preferred stock at $1.25 per share. The warrants expire May 1, 2001. The Company deemed the fair value of the warrants to be $55,000, which was recorded as a discount on the notes. The fair value was determined using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.0%, no dividend yield or volatility factor, and an expected life of the warrant of five years. This discount was amortized to interest expense over the term of the notes during 1996. Upon the Company's initial public offering the warrants were converted into warrants to purchase 410,000 shares of common stock. In fiscal 1999, the Company issued a net of 397,546 shares of common stock upon the exercise of warrants, a portion of which were exercised pursuant to net exercise provisions, for a total of $212,000.

     COMMON STOCK

     At December 31, 1999, the Company has reserved the following shares of its common stock for future issuance:

Outstanding stock options...................................  8,206,659
Reserved for future stock option grants.....................    886,200
                                                              ---------
                                                              9,092,859
                                                              =========

     On April 29, 1999 the Company completed an initial public offering in which it sold 6,000,000 shares of Common Stock, including 500,000 shares in connection with the exercise of the underwriters' over-allotment option, at $8 per share. The Company received $43.5 million in cash, net of underwriting discounts, commissions and other offering costs.

     STOCK SPLIT

     On January 26, 2000, the Board of Directors approved a two-for-one split of its $.001 par value common stock to be effected in the form of a stock dividend. The stock split was effected by distribution to each stockholder of record as of February 18, 2000 of one share of the Company's common stock for each share of common stock held. All references in the financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated for the effect of the stock split.

     1993 AND 1996 FLEXIBLE STOCK INCENTIVE PLANS

     The Company's 1993 and 1996 Flexible Stock Plans (the "Stock Plans"), in effect through our initial public offering, authorized the granting of 8,454,500 incentive and nonstatutory common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options granted are exercisable over a maximum term of ten years and generally vest over a period of up to four years. In the event optionholders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90 day period after termination; under the restricted portion of the plans, the Company also has the right to repurchase at the original purchase price any unvested shares if the holder is no longer employed by the Company. As of December 31, 1999, no outstanding common shares are subject to such repurchase rights. Options that are canceled under the 1996 Stock Plan will be available for future grants under the 1999 Stock Incentive Plan. There were no shares available for option grants under the 1996 Stock Plan at December 31, 1999.

                            INFORMATICA CORPORATION

     1999 STOCK INCENTIVE PLAN

     The stockholders approved the 1999 Stock Incentive Plan (the "Incentive Plan") in April 1999 under which 1,300,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Flexible Stock Incentive Plan will also be available for grant. The number of shares reserved under the Incentive Plan will automatically increase annually beginning on January 1, 2000 by the lesser of 8,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vest over a period of four years. As of December 31, 1999, the Company has 386,200 options available for grant under the Incentive Plan.

     In connection with the acquisition of Influence, as discussed in Note 10, the Company converted options to purchase shares of Influence common stock into options to purchase shares of the Company's common stock. The number of shares of the Company's common stock issuable under each option and the exercise price for each grant were adjusted by an exchange ratio. The Company assumed the Stock Incentive Plan ("Influence plan") under which the options had been originally granted, however, no further options will be granted under the Influence plan. The converted options continue to be subject to the terms of the Influence plan. The Influence plan provided for the granting of incentive stock options and nonstatutory stock options. The exercise price of all options granted prior to the acquisition were determined by the Influence board of directors and were not less than the fair market value on the date of the grant. The options generally expire seven years from the date of the grant and vest over a period of four years from the date of the grant.

     1999 NON-EMPLOYEE DIRECTOR STOCK INCENTIVE PLAN

     The stockholders adopted the 1999 Non-Employee Director Stock Option Plan (the "Directors Plan") in April 1999 under which 500,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering will automatically receive options to purchase 50,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. These options are exercisable over a maximum term of five years and will vest in four equal annual installments on each yearly anniversary from the date of the grant. In addition, each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting, will automatically receive options to purchase 10,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date, a maximum term of five years and will vest on the first anniversary of the grant date. As of December 31, 1999, there have been no shares issued under the Directors Plan and 500,000 shares are available for future issuance.

     EMPLOYEE STOCK PURCHASE PLAN

     The stockholders adopted the Employee Stock Purchase Plan (the "Purchase Plan") in April 1999 under which 800,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan will automatically increase beginning on January 1 of each year by the lesser of 3,200,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 10% of the employees' cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each 6 month purchase period within the two year offering period. As of December 31, 1999, there have been no shares issued under the Purchase Plan and 800,000 shares are available for future issuance.

                            INFORMATICA CORPORATION

     A summary of the Company's stock option activity is set forth below:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                             NUMBER OF     EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                             ----------    --------------
Outstanding at December 31, 1996...........................   3,171,184        $  .08
  Granted..................................................   2,480,286           .35
  Exercised................................................    (288,610)          .05
  Canceled.................................................    (202,700)          .19
                                                             ----------        ------
Outstanding at December 31, 1997...........................   5,160,160           .20
  Granted..................................................   3,469,992          2.81
  Exercised................................................  (1,163,874)          .15
  Canceled.................................................  (1,170,588)          .95
                                                             ----------        ------
Outstanding at December 31, 1998...........................   6,295,690          1.47
  Granted..................................................   4,167,191         20.97
  Exercised................................................  (1,569,396)          .80
  Canceled.................................................    (686,826)         5.26
                                                             ----------        ------
Outstanding at December 31, 1999...........................   8,206,659        $11.21
                                                             ==========        ======
Exercisable at December 31, 1999...........................   2,153,202        $ 1.11
                                                             ==========        ======

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 1999:

                             OPTIONS OUTSTANDING
                  -----------------------------------------      OPTIONS EXERCISABLE
                                WEIGHTED                      --------------------------
                                AVERAGE         WEIGHTED                     WEIGHTED
                               REMAINING        AVERAGE                      AVERAGE
    RANGE OF                  CONTRACTUAL    EXERCISE PRICE               EXERCISE PRICE
EXERCISE PRICES    NUMBER     LIFE (YEARS)     PER SHARE       NUMBER       PER SHARE
---------------   ---------   ------------   --------------   ---------   --------------
$ 0.01 - $ 0.15.. 1,350,154       5.85           $ 0.08       1,145,704       $0.07
$ 0.23  - $ 2.00.. 1,451,409      7.48           $ 1.44         583,910       $1.40
$ 2.75  - $ 3.50.. 1,230,470      8.25           $ 3.19         312,904       $3.17
$ 3.75  - $ 5.38.. 1,263,626      9.07           $ 5.15         108,393       $4.47
$ 5.50  - $25.38.. 1,248,500      9.36           $10.68           2,291       $9.51
$26.08  - $37.50.. 1,078,100      9.79           $33.12              --          --
$51.32  - $53.19..   584,400      9.97           $51.87              --          --
                  ---------       ----           ------       ---------       -----
                  8,206,659       8.34           $11.21       2,153,202       $1.11
                  =========                                   =========

     The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option with respect to the options granted. From inception through December 1999, the Company recorded deferred stock based compensation of $3,730,000 for the difference at the grant date between the exercise price and the deemed fair value of the common stock underlying the options. This amount is included as a component of stockholders' equity and is being amortized on a graded vesting method by charges to operations over the vesting period of the options. Such amortization amounted to approximately $742,000, $98,000 and $2,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                            INFORMATICA CORPORATION

Pro Forma Effect of Stock-based Compensation

     Pro forma information regarding results of operations and net loss per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FASB 123. For all grants that were granted prior to the Company's initial public offering in April 1999, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighed average assumptions: a risk-free interest rate of 5.5%, 5.0% and 6.0% for 1999, 1998 and 1997, respectively, no dividend yield or volatility factors of the expected market price of the Company's common stock and a weighted average expected life of the option of 5 years. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions: a risk-free interest rate of 5.5%, no dividend yield, volatility factor of the expected market price of the Company's common stock of 100% and a weighted average expected life of the option of five years.

     The option valuation models are developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of FASB 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Pro forma net loss (in thousands)....................  $ (9,989)   $(9,637)   $(8,046)
                                                       ========    =======    =======
Pro forma basic and diluted net loss per share.......  $  (0.45)   $ (1.26)   $($1.19)
                                                       ========    =======    =======

     The weighted average fair value of options granted, which is the value assigned to the options under FASB 123, was $18.16, $0.43, and $0.06 for options granted during the years ended December 31, 1999, 1998 and 1997, respectively.

     The pro forma impact of options on the net loss for the years ended December 31, 1999, 1998 and 1997 is not representative of the effects on net loss for future years, as future years will include the effects of additional years of stock option grants.

 5. NOTES RECEIVABLE FROM STOCKHOLDERS

     During 1995, certain officers of the Company purchased a total of 800,000 shares of the Company's common stock in exchange for promissory notes. The notes bear interest at 7.12% per annum, with interest and principal payable on May 5, 2000. The notes are secured by the common shares purchased by these officers.

 6. NOTES PAYABLE TO STOCKHOLDERS

     In 1997 and 1998, the Company issued promissory notes to stockholders in exchange for cash advances and payment for services. These notes bear interest at the bank's prime interest rate (8.5% at December 31,

                            INFORMATICA CORPORATION

1999) plus 2% per annum, with a maximum rate of 10% per annum. Principal and accrued interest on these notes at December 31, 1999 and 1998 was $3.4 million and $3.1 million, respectively. The principal and accrued interest on these notes was repaid in February 2000.

 7. INCOME TAXES

     The federal, state and foreign income tax provision for the year ended December 31, 1999 is summarized as follows (in thousands):

Current:
  Federal......................................       $100
  State........................................        185
  Foreign......................................        539
                                                      ----
                                                      $824
                                                      ----

     Due to operating losses and the inability to recognize the benefits therefrom, there is no income tax provision for 1997 and 1998.

     Influence elected to be taxed as an S-corporation under Subchapter S of the Internal Revenue Code through December 15, 1999. Consequently, Influence's stockholders were taxed on their proportionate share of the taxable income and no provision for income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through December 15, 1999 and for the years ended December 31, 1998 and 1997. Influence's S-corporation status was terminated on December 15, 1999 when it was acquired by the Company.

     A reconciliation of the provision computed at the statutory federal income tax rate to the income tax provision is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1999      1998       1997
                                                          -----    -------    -------
                                                                (IN THOUSANDS)
Income tax provision computed at statutory rate.........  $(235)   $(3,250)   $(2,367)
Federal alternative minimum taxes.......................    100         --         --
State taxes.............................................    185         --         --
Foreign income tax......................................    539         --         --
Valuation allowance.....................................    235      3,250      2,367
                                                          -----    -------    -------
                                                          $ 824    $    --    $    --
                                                          =====    =======    =======

     Significant components of the Company's deferred tax assets are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  6,788    $ 3,400
  Tax credit carryforwards..................................     1,530        700
  Deferred revenue..........................................     1,653      1,100
  Reserves and accrued costs and expenses not currently
     deductible.............................................     2,576      2,400
  Other.....................................................        --        200
                                                              --------    -------
Total deferred tax assets...................................    12,547      7,800
Valuation allowance.........................................   (12,547)    (7,800)
                                                              --------    -------
Net deferred tax assets.....................................  $     --    $    --
                                                              ========    =======

                            INFORMATICA CORPORATION

     FASB 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $4,747,000 and $3,360,000 during the years ended December 31, 1999 and 1998, respectively.

     As of December 31, 1999, approximately $4,600,000 of the valuation allowance reflected above relates to the tax benefits of stock option deductions which will be credited to equity when realized.

     At December 31, 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $18,800,000 and $4,400,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,072,000 and $692,000, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2000, if not utilized.

     Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

 8. PROFIT SHARING PLAN

     The Company has a profit sharing plan and trust under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan via payroll withholdings, subject to certain limitations. Contributions by the Company are at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

 9. MAJOR CUSTOMERS AND REVENUES BY GEOGRAPHIC AREA

     Revenue was derived from customers in the following geographic areas:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1999       1998       1997
                                                -------    -------    -------
                                                       (IN THOUSANDS)
North America.................................  $51,180    $26,713    $11,916
Europe........................................   11,055      3,633        825
Other.........................................      144         --         --
                                                -------    -------    -------
                                                $62,379    $30,346    $12,741
                                                =======    =======    =======

10. BUSINESS COMBINATION

     In December 1999, the Company acquired Influence, a developer of analytic applications for eBusiness. The merger was accounted for using the pooling-of-interests method of accounting and as such the Company's historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, the Company issued 1,299,084 shares of its common stock to Influence's shareholders in exchange for all of the outstanding common stock. All outstanding options to purchase Influence's capital stock were converted into options to purchase 287,052 shares of Informatica common stock. In connection with the business combination, the Company incurred merger related costs of approximately $2,082,000, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the merger. Of this amount, $310,000 was paid before December 31, 1999. The balance of $1,772,000 is included in current liabilities on the consolidated balance sheet.

                            INFORMATICA CORPORATION

     The following information represents revenue and net loss of the separate companies for the periods preceding the business combination:

                                                      NINE MONTHS         YEAR ENDED
                                                         ENDED           DECEMBER 31,
                                                     SEPTEMBER 30,    ------------------
                                                         1999          1998       1997
                                                     -------------    -------    -------
                                                      (UNAUDITED)
                                                               (IN THOUSANDS)
Revenues:
  Informatica......................................     $39,522       $28,895    $12,186
  Influence........................................       2,292         1,451        555
                                                        -------       -------    -------
Combined...........................................     $41,814       $30,346    $12,741
                                                        =======       =======    =======
Net income (loss):
  Informatica......................................     $     9       $(7,915)   $(6,764)
  Influence........................................        (492)       (1,370)    (1,254)
                                                        -------       -------    -------
Combined...........................................     $  (483)      $(9,285)   $(8,018)
                                                        =======       =======    =======

12. SUBSEQUENT EVENTS (UNAUDITED)

     On February 11, 2000, the Company signed a definitive agreement to acquire Delphi Solutions AG, a distributor of Informatica products in Switzerland. The agreement is structured as a share purchase and will be accounted for as a purchase transaction. The purchase price includes payments associated with 1999 revenues and projections for 2000 revenues, and the first payment of approximately $3.6 million was paid in February 2000.

     On February 22, 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be completed in June 2001. The lease expires twelve years after occupancy. As part of these leases, the Company agreed to provide letters of credit totaling $12.0 million as a security deposit for the first year's lease payments until certain financial covenants are met.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors is included under the caption "Proposal One-Election of Directors" in Informatica's Notice of Annual Meeting to be held on May 25, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading "Executive Officers and Directors" in Part I hereof after Item 4.

     Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Additional Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the heading "Security Ownership of Certain Beneficial Owners and Management" under the caption "Proposal One-Election of Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Proposal One-Election of Directors" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

     1. FINANCIAL STATEMENTS

       The following documents are included as Part II, Item 8, of this Annual Report on Form 10-K:

                                                                     PAGE
                                                                     ----
       Report of Ernst & Young LLP, Independent Auditors...........   34
       Consolidated Balance Sheets.................................   35
       Consolidated Statements of Operations.......................   36
       Consolidated Statements of Redeemable Convertible Preferred
         Stock and Stockholders' Equity (Deficit)..................   37
       Consolidated Statements of Cash Flows.......................   38
       Notes to Consolidated Financial Statements..................   39

     2. FINANCIAL STATEMENT SCHEDULE

       The following schedule of the Company is included herein:

       Valuation and Qualifying Accounts and Reserves (Schedule II)

     All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements or Notes thereto.

     The following documents are included in Exhibit 23 hereto:

     Exhibit 23.2  Consent of Ernst & Young LLP, Independent Auditors

     3.  EXHIBITS

     See Item 14(c) below.

(b) REPORTS ON FORM 8-K

     Report on Form 8-K, filed on December 29, 1999 for the purpose of filing the Company's press release announcing the Agreement and Plan of Merger dated December 15, 1999 by and among Informatica Corporation, I-1 Merger Corp., and Influence Software, Inc.

(c) EXHIBITS

     See Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 30th day of March, 2000.

                                          INFORMATICA CORPORATION

                                          By:     /s/ GAURAV S. DHILLON
                                            ------------------------------------
                                                     Gaurav S. Dhillon
                                             Chief Executive Officer, Secretary
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                /s/ GAURAV S. DHILLON                  Chief Executive Officer,
-----------------------------------------------------  Secretary and Director
                  Gaurav S. Dhillon

                /s/ DIAZ H. NESAMONEY                  Chief Operating Officer and
-----------------------------------------------------  Director
                  Diaz H. Nesamoney

                   /s/ EARL E. FRY                     Senior Vice President and Chief
-----------------------------------------------------  Financial Officer (Principal
                     Earl E. Fry                       Financial and Accounting
                                                       Officer)

                  /s/ VINCENT WORMS                    Director
-----------------------------------------------------
                    Vincent Worms

                            INFORMATICA CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

PROVISION FOR DOUBTFUL ACCOUNTS

                                                 BALANCES AT    CHARGED TO                  BALANCES AT
                                                  BEGINNING     COSTS AND                     END OF
                                                  OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                                                 -----------    ----------    ----------    -----------
Year ended December 31, 1999...................     $691           $246          $ --          $937
                                                    ====           ====          ====          ====
Year ended December 31, 1998...................     $420           $320          $(49)         $691
                                                    ====           ====          ====          ====
Year ended December 31, 1997...................     $ 21           $440          $(41)         $420
                                                    ====           ====          ====          ====

SALES AND RETURN ALLOWANCES

                                                 BALANCES AT                                BALANCES AT
                                                  BEGINNING     CHARGED TO                    END OF
                                                  OF PERIOD      REVENUE      DEDUCTIONS      PERIOD
                                                 -----------    ----------    ----------    -----------
Year ended December 31, 1999...................    $1,040          $ --          $ --         $1,040
                                                   ======          ====          ====         ======
Year ended December 31, 1998...................    $  200          $886          $(46)        $1,040
                                                   ======          ====          ====         ======
Year ended December 31, 1997...................    $   --          $241          $(41)        $  200
                                                   ======          ====          ====         ======

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DOCUMENT
-------                              --------
  1.1      Form of Underwriting Agreement.(1)
  2.1      Agreement and Plan of Merger By and Among the Company and
           Influence Software, Inc. dated December 15, 1999.(3)
  3.1      Certificate of Incorporation of the Company, as currently in effect.(1)
  3.2      Form of Company's Amended and Restated Certificate of
           Incorporation.(1)
  3.3      Company's Amended and Restated Bylaws.(1)
  4.1      Reference is made to Exhibits 3.1 and 3.2 and 3.3.
 10.1      Form of Restricted Stock Purchase Agreement with Gaurav S.
           Dhillon and Diaz H. Nesamoney, respectively, dated as of May
           5, 1995.(2)
 10.2      Series D Preferred Stock Purchase Agreement with the
           investors listed on Exhibit A thereto, dated as of June 3,
           1997.(2)
 10.3      Seconded Amended and Restated Investor Rights Agreement with the investors listed on Exhibits A and B thereto, dated as of June 3, 1997.(2)
 10.4      Loan and Warrant Agreement with the investors listed on
           Schedule of Lenders attached thereto, dated as of May 7,
           1996.(2)
 10.5      Form of Warrant issued by the Company to Bay Partners SBIC,
           L.P., Discovery Ventures I, LLC, Parvest U.S. Partners II
           C.V., Tradeinvest Limited, Multinvest Limited C.V., Partech
           U.S. Partners III C.V., David Pidwell and Partech
           International Profit Sharing Plan U/A, respectively, dated
           January 1, 1992 FBO: Thomas G. McKinley in connection with loan principal amounts of $800,000, $400,000, $360,000,
           $42,000, $28,000, $360,000, $50,000 and $10,000,
           respectively.(2)
 10.6      Form of Indemnification Agreement between the Company and
           each of its executive officers and directors.(1)
 10.7      Form of Secured Promissory Note by each of Gaurav S. Dhillon and Diaz H. Nesamoney, respectively, each dated May 5,
           1995.(1)
 10.8      Lease Agreement regarding Sublease, dated January 29, 1998, by and among the Company, Informix Corporation and Palo Alto
           Bayshore Investors, LLC.(2)
 10.9      Company's 1993 Flexible Stock Incentive Plan, including
           forms of agreements thereunder.(2)
 10.10     Company's 1996 Flexible Stock Incentive Plan, including
           forms of agreements thereunder.(2)
 10.11     Company's 1999 Stock Incentive Plan.(1)
 10.12     Company's 1999 Employee Stock Purchase Plan, including forms of agreements thereunder.(1)
 10.13     Company's 1999 Non-Employee Director Stock Incentive
           Plan.(1)
 10.14     Lease Agreement regarding Building 1 Lease, dated February
           22, 2000, by and among the Company and Pacific Shores Center
           LLC.
 10.15     Lease Agreement regarding Building 2 Lease, dated February
           22, 2000, by and among the Company and Pacific Shores Center
           LLC.
 21.1      List of Significant Subsidiaries.(2)
 23.2      Consent of Ernst & Young LLP, Independent Auditors.
 27        Financial Data Schedule.

---------------
 (1) Incorporated by reference to identically numbered Exhibit to Amendment No. 1 of the Company's Registration Statement on Form S-1/A (Commission File No. 333-72677), which was filed on April 8, 1999.

 (2) Incorporated by reference to identically numbered Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-72677), which was filed on February 19, 1999.

 (3) Incorporated by reference to identically numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 333-72677), which was filed on December 29, 1999.