Form 10-Q
period 2000-03-31
INFORMATICA CORP
filed 2000-05-15
CIK 1080099

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2000, there were 34,235,847 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.................    3
         Condensed Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999.......................................    3
         Condensed Consolidated Statements of Operations -- Three
         Months Ended March 31, 2000 and 1999........................    4
         Condensed Consolidated Statements of Cash Flows -- Three
         Months Ended March 31, 2000 and 1999........................    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   18

                        PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................   19
Signature............................................................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATICA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $47,982        $57,521
  Accounts receivable, net of allowances of $2,046 and
     $1,977, respectively...................................     13,006          8,119
  Prepaid expenses and other current assets.................      1,979          1,272
                                                                -------        -------
          Total current assets..............................     62,967         66,912
Property and equipment, net.................................      2,630          1,482
Intangible assets, net......................................      8,604             --
Other assets................................................      1,345            129
                                                                -------        -------
          Total assets......................................    $75,546        $68,523
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $13,335        $ 7,999
  Accrued compensation and related expenses.................      4,051          6,264
  Income taxes payable......................................      1,070            813
  Current portion of capital lease obligations..............        153            150
  Current portion of notes payable to stockholders..........         --          2,075
  Deferred revenue..........................................     11,811          9,660
                                                                -------        -------
          Total current liabilities.........................     30,420         26,961
Capital lease obligations, less current portion.............         57             66
Notes payable to stockholders, less current portion.........         --          1,372
Stockholders' equity........................................     45,069         40,124
                                                                -------        -------
          Total liabilities and stockholders' equity........    $75,546        $68,523
                                                                =======        =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Revenues:
  License...................................................  $16,836    $ 7,347
  Service...................................................    9,097      3,633
                                                              -------    -------
          Total revenues....................................   25,933     10,980
Cost of revenues:
  License...................................................      434        142
  Service...................................................    4,621      1,876
                                                              -------    -------
          Total cost of revenues............................    5,055      2,018
                                                              -------    -------
Gross profit................................................   20,878      8,962
Operating expenses:
  Research and development..................................    4,088      2,353
  Sales and marketing.......................................   13,434      6,533
  General and administrative................................    1,953        934
  Stock-based compensation..................................      399        125
  Amortization of intangible assets.........................      374         --
                                                              -------    -------
          Total operating expenses..........................   20,248      9,945
                                                              -------    -------
Income (loss) from operations...............................      630       (983)
Interest income (expense), net..............................      301        (42)
                                                              -------    -------
Income (loss) before income taxes...........................      931     (1,025)
Income tax provision........................................     (233)      (150)
                                                              -------    -------
Net income (loss)...........................................  $   698    $(1,175)
                                                              =======    =======
Net income (loss) per share:
  Basic.....................................................  $  0.02    $ (0.14)
                                                              =======    =======
  Diluted...................................................  $  0.02    $ (0.14)
                                                              =======    =======
Shares used in calculation of net income (loss) per share:
  Basic.....................................................   32,822      8,367
                                                              =======    =======
  Diluted...................................................   39,046      8,367
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   698    $(1,175)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................      117         93
  Other receivable allowances...............................       59         70
  Amortization of stock-based compensation..................      399        125
  Amortization of intangible assets.........................      374         --
  Interest expense related to notes payable.................      125         69
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (4,956)       331
     Prepaid expenses and other assets......................   (1,905)      (170)
     Accounts payable and accrued liabilities...............    4,506       (252)
     Accrued compensation and related expenses..............   (2,213)        99
     Income taxes payable...................................       78         --
     Deferred revenue.......................................    2,032      1,310
                                                              -------    -------
Net cash provided by (used in) operating activities.........     (686)       500
                                                              -------    -------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................   (1,183)       (85)
Acquisition, net of cash acquired...........................   (7,940)        --
                                                              -------    -------
Net cash used in investing activities.......................   (9,123)       (85)
                                                              -------    -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of payments for
  repurchases...............................................    3,995         92
Proceeds from notes payable to stockholders.................       --        251
Payments on notes payable to stockholders...................   (3,572)      (803)
Payments on capital lease obligations.......................       (6)      (113)
                                                              -------    -------
Net cash provided by (used in) financing activities.........      417       (573)
                                                              -------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................     (147)       (35)
                                                              -------    -------
Decrease in cash and cash equivalents.......................   (9,539)      (193)
Cash and cash equivalents at beginning of period............   57,521      7,167
                                                              -------    -------
Cash and cash equivalents at end of period..................  $47,982    $ 6,974
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES:
Interest paid...............................................  $   137    $     8
                                                              =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Deferred stock-based compensation related to common stock
  options granted...........................................  $   354    $   870
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999.

2. REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 1 01, "Revenue in Financial Statements." SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company has not fully assessed the impact of the adoption of SAB 101 and have not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods.

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

     License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not sold separately, the price is established by authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For direct sales, revenue is recognized upon shipment to the end user and when collectibility is probable. For sales through resellers, revenue is recognized upon shipment to the end user and when collectibility is probable or upon cash collections based on credit history with the reseller. The Company's agreements with its customers and resellers do not contain product return rights.

     Revenues from services, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis under separate service arrangements related to the installation of the Company's software products. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not dependent on additional acceptance criteria.

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net such deferred items against the related receivables balances.

                            INFORMATICA CORPORATION

3. STOCK SPLIT

     On January 26, 2000, the Board of Directors approved a two-for-one split of its $.001 par value common stock to be effected in the form of a stock dividend. The stock split was effected by distribution of one share of the Company's common stock for each share of common stock held to each stockholder of record as of February 18, 2000. All references in the financial statements to number of shares, per share amounts and stock option data of the Company's common stock have been restated for the effect of the stock split.

4. INITIAL PUBLIC OFFERING

     On April 29, 1999, the Company completed an initial public offering and issued 6,000,000 shares of its common stock, including 500,000 shares in connection with the exercise of the underwriters' overallotment option, at a price of $8.00 per share. The Company received $43.5 million in cash, net of underwriting discounts, commissions and other offering costs. As of the closing date of the offering, all of the preferred stock outstanding was converted into an aggregate of 15,880,000 shares of common stock.

5. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 1999 as their inclusion would be antidilutive.

     The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
Net income (loss)...................................    $   698        $(1,175)
                                                        =======        =======
Weighted average shares of common stock outstanding
  used in calculation of net income (loss) per
  share:
  Basic.............................................     32,822          8,367
  Effect of dilutive securities:
     Common stock equivalents.......................      6,224              0
                                                        -------        -------
     Diluted........................................     39,046          8,367
                                                        =======        =======
Net income (loss) per share:
  Basic.............................................    $  0.02        $ (0.14)
                                                        =======        =======
  Diluted...........................................    $  0.02        $ (0.14)
                                                        =======        =======

     If the Company had reported net income for the three months ended March 31, 1999, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,641,000 common equivalent shares related to the outstanding options and warrants not included in the calculations above (determined using the treasury stock method at the estimated fair value).

                            INFORMATICA CORPORATION

6. COMPREHENSIVE INCOME (LOSS)

     The following is a calculation of comprehensive income (loss), in thousands:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
                                                      (UNAUDITED)    (UNAUDITED)
Net income (loss)...................................     $ 698         $(1,175)
Other comprehensive income (loss):
  Foreign currency translation adjustment...........      (147)            (35)
                                                         -----         -------
Comprehensive income (loss).........................     $ 551         $(1,210)
                                                         =====         =======

7. INCOME TAXES

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

8. BUSINESS COMBINATION

     In February 2000, the Company acquired Delphi Solutions AG, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price includes payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the estimated second payment of approximately $5.6 million is payable in January 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period.

     Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

9. SUBSEQUENT EVENT

     In April 2000, the Company announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement, PwC will receive approximately $30.0 million of common stock in exchange for transferring ownership of intellectual property, personnel and other assets to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements referencing revenues and operating expenses as a percentage of total revenues; expected hiring of additional sales and marketing personnel; the sufficiency of our cash balances and cash flows for the next twelve months; the impact of recent changes in accounting standards; costs, liabilities, exposure, and plans related to the Year 2000 problem; our ability to mitigate risks associated with the Year 2000 problem; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in "Factors That May Affect Our Operating Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

BUSINESS COMBINATIONS

     In February 2000, we acquired Delphi Solutions AG ("Delphi"), a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price includes payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the estimated second payment of approximately $5.6 million is payable in January 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period.

REVENUES

     Our total revenues for the three months ended March 31, 2000 increased to $25.9 million from $11.0 million for the three months ended March 31, 1999, representing growth of 136%. Our license revenues increased to $16.8 million in the three months ended March 31, 2000 from $7.3 million in the three months ended March 31, 1999, representing growth of 129%. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of PowerCenter, PowerMart and Informatica Application Products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $9.1 million for the three months ended March 31, 2000 from $3.6 million for the three months ended March 31, 1999, representing growth of 150%. The increases in our service revenues were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base. Service revenues have increased modestly as a percentage of total revenues as our installed license base grew and as we continued to provide additional services to our customer base and may increase modestly in future periods to the extent these trends continue.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $0.4 million and $0.1 million in the three months ended March 31, 2000 and 1999, respectively, representing 2% and 1% of total revenues in each of those periods. The increase in our cost of license revenues was due primarily to increases in license revenues and increases in royalty expense.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials, which are provided both off-site and at our headquarters. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $4.6 million and $1.9 million in the three months ended March 31, 2000 and 1999, representing 51% and 52% of service revenues, respectively. Cost of service revenues as a percent of service revenues decreased slightly in the three months ended March 31, 2000 due primarily to economies of scale achieved as our revenues and operations grew. For the remainder of 2000, we expect our cost of service revenues as a percentage of total revenues to remain at or slightly above our March 31, 2000 level as we grow and expand our consulting business

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $4.1 million in the three months ended March 31, 2000 from $2.4 million in the three months ended March 31, 1999. The increase was due primarily to an increase in personnel costs for development of future products and enhancement of existing products. Research and development expenses represented 16% and 21% of total revenues in the three months ended March 31, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. For the remainder of 2000, we expect research and development expense to be at or slightly above our March 31, 2000 level.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $13.4 million in the three months ended March 31, 2000 from $6.5 million in the three months ended March 31, 1999. The increases were due primarily to the hiring of additional sales and marketing personnel in connection with the building of our direct, original equipment manufacturer and reseller channels, higher sales commissions associated with increased sales volume, and increased spending associated with tradeshows and other marketing programs. Sales and marketing expenses for the three months ended March 31, 2000 and 1999 represented 52% and 59% of total revenues, respectively. The decline in sales and marketing expenses as a percentage of total revenues for these periods was due primarily to growth in total revenues. We expect to continue hiring additional sales and marketing personnel and to increase promotion and other marketing expenditures in the future. For the remainder of 2000, we expect sales and marketing expense as a percentage of total revenue to remain at or slightly below the March 31, 2000 level.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services associated with recruiting, legal and accounting. General and administrative expenses increased to $2.0 million in the three months ended March 31, 2000 from $0.9 million in the three months ended March 31, 1999, representing 8% and 9% of our total revenues, respectively. Expenses increased due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that for the remainder of 2000, our general and administrative expenses as a percentage of total revenue will remain at or slightly below our March 31, 2000 level.

     Bad debt expense charged to operations was $0.1 million for the three months ended March 31, 2000 and 1999, representing less than 1% of total revenues. The expense declined in absolute dollars and as a percentage of revenues in each year due primarily to an increase in repeat business with existing customers which contributed to more successful collection efforts.

  Stock-based Compensation

     We use the intrinsic value method of accounting for our employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of our stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option with respect to the options granted. From inception through March 31, 2000, we recorded deferred stock-based compensation of $4.1 million for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options. This amount is included as a component of stockholder's equity and is being amortized on a graded vesting method by charges to operations over the vesting period of the options. Such amortization amounted to $0.4 million and $0.1 million for the three months ended March 31, 2000 and 1999, respectively.

  Amortization of intangible assets

     Intangible assets consist of goodwill, which represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. In February 2000, we acquired Delphi Solutions AG, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period. The amortization amounted to $0.4 million for the three months ended March 31, 2000.

NET INTEREST INCOME (EXPENSE)

     Interest income (expense) represents interest income earned on our cash and cash equivalents and interest expense on capital equipment leases and stockholder loans. Net interest income increased to $0.3 million in the three months ended March 31, 2000 from net interest expense of $42,000 in the three months ended March 31, 1999. The increase in March 31, 2000 was primarily due to an increased average cash balance as a result of the completion of our initial public offering of our common stock with net proceeds of $43.5 million in April 1999.

PROVISION FOR INCOME TAXES

     In each of the three months ended March 31, 2000 and 1999, we recorded an income tax provision of $0.2 million, for state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through private sales of preferred equity securities, capital equipment leases and with the completion of our initial public offering of common stock in April 1999. As of March 31, 2000, we had $48.0 million in cash and cash equivalents.

     Our operating activities resulted in net cash outflows of $0.7 million in the three months ended March 31, 2000. The sources of cash were primarily due to increases in accounts payable and accrued liabilities and deferred revenue. Uses of cash in operating activities were due primarily to increases in accounts receivable, prepaid expenses and other assets, and accrued compensation and related expenses.

     For the three months ended March 31, 1999, our operating activities resulted in a net cash inflow of $0.5 million. The sources of cash were primarily due to increases in accounts payable and accrued liabilities, accrued compensation and related expenses, and deferred revenue. Uses of cash in operating activities were primarily due to net operating losses and increases in accounts receivable.

     Investing activities used cash of $9.1 million in the three months ended March 31, 2000 and $0.1 million in the three months ended March 31, 1999. Of the $9.1 million used in investing activities in the three months ended March 31, 2000, $7.9 million was associated with acquisition of our distributor in Switzerland, Delphi Solutions, AG. The other $1.2 million was for the purchase of capital equipment. The use of cash in investing activities in the three months ended March 31, 1999 was due primarily to the purchase of capital equipment.

     Financing activities provided cash of $0.4 million for the three months ended March 31, 2000. The sources of cash were from the exercise of stock options, partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence Software, Inc. ("Influence") in December 1999. Financing activities used cash of $0.6 million for the three months ended March 31, 1999, primarily due to payments on notes payable to stockholders and capital lease obligations, partially offset by proceeds from notes payable to stockholders and the exercise of stock options.

     As of March 31, 2000, our principal commitments consisted of obligations under operating and capital leases. As of March 31, 2000 and 1999, we had $0.2 million and $0.3 million, respectively, in outstanding borrowings under capital lease agreements which are payable through 2001. In addition, the principal and accrued interest on the notes to stockholders of 3.6 million were fully repaid in February 2000.

     On February 22, 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be complete in June 2001. The lease expires twelve years after occupancy. As part of these leases, we have agreed to provide letters of credit totaling $12.0 million as a security deposit for one year's lease payments or until certain financial covenants are met.

     Deferred revenues consist primarily of the unrecognized portion of revenues received under maintenance contracts. For international customers, thinly capitalized resellers and OEMs, revenue is recognized upon cash collections, and is not recorded on the balance sheet or income statement until collectibility is no longer determined to be uncertain. As of March 31, 2000, we had $10.6 million of sales related to shipments to international customers, thinly capitalized resellers and OEMs for which revenue had not been recognized.

     We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

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

     - market acceptance of our products, particularly our new analytics products;

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

BECAUSE WE SELL A FEW MAIN PRODUCTS, IF THEY DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

     To date, substantially all of our revenues were derived from our PowerCenter, PowerMart, PowerConnect, Analytic Business Components for SAP R/3, and Informatica Application Products and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if either of these products does not achieve market acceptance, our revenues will be adversely affected. Market acceptance of our products could be materially adversely affected if, among other things, applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS

     In December 1999, we acquired Influence, a developer of analytic applications for e-business, in a transaction accounted for as a pooling-of-interests. In February 2000, we acquired Delphi, a distributor of Informatica products in Switzerland, in a transaction accounted for as a purchase. There can be no assurance that these acquisitions will be effectively assimilated into our business. The integration of Influence and Delphi will place a burden on our management and infrastructure. Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions.

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

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous analytic applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitive-ness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhance existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

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

     Growth and geographic expansion, such as our recent acquisition of Delphi in Switzerland, have resulted in new and increased responsibilities for management personnel and have placed and continue to place a strain on our management and operating and financial systems. We will be required to continue to implement and accommodate the increased complexities of international and multi currency transactions. Any failure to implement and improve our operating and financial systems or to hire appropriate personnel to manage the operations would have a material adverse effect on our business, financial condition and result of operations.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        10.16 Secured Promissory Note by Clive Harrison, dated April 6, 2000.

        10.17 Security Agreement for Secured Promissory Note of Clive Harrison, dated April 6, 2000.

        27.1  Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFORMATICA CORPORATION

                                          By:        /s/ EARL E. FRY
                                            ------------------------------------
                                                        Earl E. Fry
                                                  Chief Financial Officer
                                                (Duly Authorized Officer and
                                              Principal Financial and Accounting
                                                           Officer)

Dated: May 12, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16     Secured Promissory Note by Clive Harrison, dated April 6,
          2000.
10.17     Securities Agreement for Secured Promissory Note of Clive
          Harrison, dated April 6, 2000.
27.1      Financial Data Schedule.