Form 10-Q
period 2000-06-30
INFORMATICA CORP
filed 2000-08-14
CIK 1080099

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-25871

                            ------------------------

                            INFORMATICA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                      77-0333710
              (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
               INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         3350 WEST BAYSHORE, PALO ALTO, CALIFORNIA                        94303
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 687-6200

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 31, 2000, there were 34,553,073 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999.......................................    1
         Condensed Consolidated Statements of Operations -- Three and
         Six Months Ended June 30, 2000 and 1999.....................    2
         Condensed Consolidated Statements of Cash Flows -- Three and
         Six Months Ended June 30, 2000 and 1999.....................    3
         Notes to Condensed Consolidated Financial Statements........    4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    8
         Quantitative and Qualitative Disclosures about Market
Item 3.  Risk........................................................   18

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................   19
Item 4.  Submission of Matters to a Vote of Security Holders.........   19
Item 6.  Exhibits and Reports on Form 8-K............................   19
Signature............................................................   20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATICA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
Current assets:
  Cash and cash equivalents.................................   $ 31,831        $57,521
  Restricted cash...........................................     20,282             --
  Accounts receivable, net of allowances of $2,027 and
     $1,977, respectively...................................     18,141          8,119
  Prepaid expenses and other current assets.................      2,376          1,272
                                                               --------        -------
          Total current assets..............................     72,630         66,912
Property and equipment, net.................................      3,871          1,482
Goodwill and other intangible assets, net...................     34,415             --
Other assets................................................      1,272            129
                                                               --------        -------
          Total assets......................................   $112,188        $68,523
                                                               ========        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $ 14,598        $ 7,999
  Accrued compensation and related expenses.................      6,089          6,264
  Income taxes payable......................................      1,608            813
  Current portion of capital lease obligations..............        142            150
  Current portion of notes payable to stockholders..........         --          2,075
  Deferred revenue..........................................     15,324          9,660
                                                               --------        -------
          Total current liabilities.........................     37,761         26,961
Capital lease obligations, less current portion.............         42             66
Notes payable to stockholders, less current portion.........         --          1,372
Stockholders' equity........................................     74,385         40,124
                                                               --------        -------
          Total liabilities and stockholders' equity........   $112,188        $68,523
                                                               ========        =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
Revenues:
  License...........................................  $21,733    $ 9,181    $38,569    $16,528
  Service...........................................   12,172      4,851     21,269      8,484
                                                      -------    -------    -------    -------
          Total revenues............................   33,905     14,032     59,838     25,012
Cost of revenues:
  License...........................................      359        111        793        253
  Service...........................................    6,586      2,365     11,207      4,241
                                                      -------    -------    -------    -------
          Total cost of revenues....................    6,945      2,476     12,000      4,494
                                                      -------    -------    -------    -------
Gross profit........................................   26,960     11,556     47,838     20,518
Operating expenses:
  Research and development..........................    5,788      2,880      9,876      5,233
  Sales and marketing...............................   16,667      7,383     30,101     13,916
  General and administrative........................    2,358      1,099      4,311      2,033
  Amortization of stock-based compensation..........      130        162        529        287
  Amortization of goodwill and other intangible
     assets.........................................    3,798         --      4,172         --
  Purchased in-process research and development.....    2,199         --      2,199         --
                                                      -------    -------    -------    -------
          Total operating expenses..................   30,940     11,524     51,188     21,469
                                                      -------    -------    -------    -------
Income (loss) from operations.......................   (3,980)        32     (3,350)      (951)
Interest income, net................................      421        226        722        184
                                                      -------    -------    -------    -------
Income (loss) before income taxes...................   (3,559)       258     (2,628)      (767)
Income tax provision................................      642        150        875        300
                                                      -------    -------    -------    -------
Net income (loss)...................................  $(4,201)   $   108    $(3,503)   $(1,067)
                                                      =======    =======    =======    =======
Net income (loss) per share:
  Basic.............................................  $ (0.12)   $  0.00    $ (0.10)   $ (0.07)
                                                      =======    =======    =======    =======
  Diluted...........................................  $ (0.12)   $  0.00    $ (0.10)   $ (0.07)
                                                      =======    =======    =======    =======
Shares used in calculation of net income (loss) per
  share:
  Basic.............................................   34,212     23,894     33,517     16,132
                                                      =======    =======    =======    =======
  Diluted...........................................   34,212     29,787     33,517     16,132
                                                      =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
OPERATING ACTIVITIES
Net loss....................................................  $ (3,503)   $(1,067)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................       440        199
  Other receivable allowances...............................        40        145
  Amortization of stock-based compensation..................       529        287
  Amortization of goodwill and other intangible assets......     4,172         --
  Purchased in-process research and development.............     2,199         --
  Interest expense related to notes payable.................       125        138
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (10,072)    (1,275)
    Prepaid expenses and other current assets...............    (1,086)        12
    Other assets............................................    (1,143)        30
    Accounts payable and accrued liabilities................        38      1,122
    Accrued compensation and related expenses...............      (175)       824
    Income taxes payable....................................       616         --
    Deferred revenue........................................     5,545      2,681
                                                              --------    -------
         Net cash provided by (used in) operating
          activities........................................    (2,275)     3,096
                                                              --------    -------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................    (2,747)      (633)
Acquisition, net of cash acquired...........................    (2,309)        --
Allocation to restricted cash...............................   (20,282)        --
                                                              --------    -------
Net cash used in investing activities.......................   (25,338)      (633)
                                                              --------    -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of payments for
  repurchases...............................................     5,724        386
Proceeds from initial public offering, net..................        --     43,481
Proceeds from notes payable to stockholders.................        --        537
Payments on notes payable to stockholders...................    (3,572)      (806)
Payments on capital lease obligations.......................       (32)      (174)
Proceeds from notes receivable from stockholders............        40         --
                                                              --------    -------
Net cash provided by financing activities...................     2,160     43,424
                                                              --------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................      (237)       (77)
                                                              --------    -------
Increase (decrease) in cash and cash equivalents............   (25,690)    45,810
Cash and cash equivalents at beginning of period............    57,521      7,167
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 31,831    $52,977
                                                              ========    =======
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................  $    217    $    18
                                                              ========    =======
  Income taxes..............................................  $     97    $    --
                                                              ========    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of preferred stock to common stock.............  $     --    $17,586
                                                              ========    =======
  Deferred stock-based compensation related to common stock
    options granted.........................................  $  1,194    $   968
                                                              ========    =======
  Common stock issued in connection with asset
    acquisition.............................................  $ 31,708    $    --
                                                              ========    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

 2. REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company has not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods.

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

                                  (UNAUDITED)

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

 5. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2000, and for the six months ended June 30, 2000 and 1999, as their inclusion would be antidilutive.

     The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
                                                      2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net income (loss)................................    $(4,201)      $   108       $(3,503)      $(1,067)
                                                     =======       =======       =======       =======
Weighted average shares of common stock
  outstanding used in calculation of net income
  (loss) per share:
  Basic..........................................     34,212        23,894        33,517        16,132
  Effect of dilutive securities:
     Common stock equivalents....................          0         5,893             0             0
                                                     -------       -------       -------       -------
     Diluted.....................................     34,212        29,787        33,517        16,132
                                                     =======       =======       =======       =======
Net income (loss) per share:
  Basic..........................................    $ (0.12)      $  0.00       $ (0.10)      $ (0.07)
                                                     =======       =======       =======       =======
  Diluted........................................    $ (0.12)      $  0.00       $ (0.10)      $ (0.07)
                                                     =======       =======       =======       =======

     If the Company had reported net income for the three months ended June 30, 2000, and for the six months ended June 30, 2000 and 1999, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,681,000, 5,502,000 and 5,329,000 common equivalent shares related to the outstanding options and warrants not included in the calculations above, respectively (determined using the treasury stock method).

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

 6. COMPREHENSIVE INCOME (LOSS)

     The following is a calculation of comprehensive income (loss), in thousands:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
                                                      2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
                                                   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net income (loss)................................    $(4,201)       $108         $(3,503)      $(1,067)
Other comprehensive loss:
  Foreign currency translation adjustment........        (90)        (42)           (237)          (77)
                                                     -------        ----         -------       -------
Comprehensive income (loss)......................    $(4,291)       $ 66         $(3,740)      $(1,144)
                                                     =======        ====         =======       =======

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

 8. BUSINESS COMBINATION

     In February 2000, the Company acquired Delphi Solutions AG, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price includes payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the estimated second payment of approximately $5.6 million is payable in January 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period. Amortization expense of $1.1 million and $1.5 million was recorded for the three and six months ended June 30, 2000, respectively. As part of this agreement, the Company is holding a certificate of deposit for $8.1 million as security for the second payment. This certificate of deposit has been reclassified to restricted cash on the Company's balance sheet.

     Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

 9. ASSET ACQUISITION

     In April 2000, the Company announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement, PwC received 409,138 shares of the Company's common stock in exchange for transferring ownership of certain intellectual property rights and personnel to the Company.

     The total purchase price, including related expenses, was approximately $31.8 million, of which $5.0 million was allocated to various intangible assets including acquired workforce and consultants, and $24.6 million was allocated to core technology and goodwill. Goodwill and other intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and consultants and over three years for the core technology and goodwill. At June 30, 2000, accumulated amortization related to goodwill

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

and other intangible assets and amortization expense for the three months ended June 30, 2000 totaled $2.7 million.

     Purchased in-process research and development of $2.2 million was expensed in the second quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC.

10. COMMITMENTS

     In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and expected to be completed in June 2001. The lease expires twelve years after occupancy. As part of these agreements, in April 2000, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year's lease payments until certain financial covenants are met. These certificates of deposit have been reclassified as restricted cash on the Company's balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements referencing revenues and operating expenses as a percentage of total revenues; expected hiring of additional sales and marketing personnel; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash to acquire or invest in complementary businesses or products; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in "Factors That May Affect Our Operating Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

BUSINESS COMBINATION AND STRATEGIC ALLIANCE

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

     In April 2000, we announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement, PwC received 409,138 shares of our common stock. The total purchase price, including related expenses, was approximately $31.8 million.

REVENUES

     Our total revenues for the three months ended June 30, 2000 increased to $33.9 million from $14.0 million for the three months ended June 30, 1999, representing growth of 142%. For the six months ended June 30, 2000, our total revenues increased to $59.8, representing growth of 139% over the $25.0 million for the six months ended June 30, 1999. Our license revenues increased to $21.7 million in the three months ended June 30, 2000 from $9.2 million in the three months ended June 30, 1999, representing growth of 137%. Our license revenues for the six months ended June 30, 2000 increased to $38.6 million from $16.5 million for the six months ended June 30, 1999, representing growth of 133%. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of PowerCenter, PowerMart and Informatica Application Products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $12.2 million for the three months ended June 30, 2000 from $4.9 million for the three months ended June 30, 1999, representing growth of 151%. For the six months ended June 30, 2000, our service revenues increased to $21.3 million from $8.5 million for the six months ended June 30, 1999, representing growth of 151%. These increases in our service revenues were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base. Service revenues have increased modestly as a percentage of total revenues as our installed license base grew and as we continued to provide additional services to our customer base and may increase modestly in future periods to the extent these trends continue.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $359,000 and $111,000 in the three months ended June 30, 2000 and 1999, respectively, representing 2% and 1% of license revenues in each of those periods. For the six months ended June 30, 2000 and 1999, our cost of license revenues increased to $793,000 from $253,000, respectively, representing 2% of license revenues in each of these periods. The increase in our cost of license revenues in absolute dollars was due primarily to increases in license revenues and increases in royalty expense.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials, which are provided both off-site and at our headquarters. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Cost of service revenues was $6.6 million and $2.4 million in the three months ended June 30, 2000 and 1999, representing 54% and 49% of service revenues, respectively. Our cost of service revenues was $11.2 million and $4.2 million for the six months ended June 30, 2000 and 1999, respectively, representing 53% and 50% of service revenues. Cost of service revenues as a percentage of service revenues increased due to an increase in personnel associated with our consulting business. Because we believe that providing a high level of support to customers is a strategic advantage, we have continued to invest significantly in personnel and infrastructure. For the remainder of 2000, we expect our cost of service revenues as a percentage of total revenues to remain at or slightly above our June 30, 2000 level as we grow and expand our consulting business.

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $5.8 million in the three months ended June 30, 2000 from $2.9 million in the three months ended June 30, 1999. The increase was due primarily to an increase in personnel costs for development of future products and enhancement of existing products. Research and development expenses represented 17% and 21% of total revenues in the three months ended June 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues. Research and development expenses for the six months ended June 30, 2000 and 1999 were $9.9 million and $5.2 million, representing 17% and 21% of total revenues, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. For the remainder of 2000, we expect research and development expense as a percentage of total revenues to be at or slightly above our June 30, 2000 level.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $16.7 million in the three months ended June 30, 2000 from $7.4 million in the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, sales and marketing expenses were $30.1 million and $13.9 million, respectively. The increases were due primarily to the hiring of additional sales and marketing personnel in connection with the building of our direct, original equipment manufacturer and reseller channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows and other marketing programs. Sales and marketing expenses for the three months ended June 30, 2000 and 1999 represented 49% and 53% of total revenues, respectively. For the six months ended June 30, 2000 and 1999, sales and marketing expenses represented 50% and 56% of total revenues, respectively. The decline in sales and marketing expenses as a percentage of total revenues for these periods was due primarily to growth in total revenues. We expect to continue hiring additional sales and marketing personnel and to increase promotion and other marketing expenditures in the future. For the remainder of 2000, we expect sales and marketing expense as a percentage of total revenue to remain at or slightly below the June 30, 2000 level.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services associated with recruiting, legal and accounting. General and administrative expenses increased to $2.4 million in the three months ended June 30, 2000 from $1.1 million in the three months ended June 30, 1999, representing 7% and 8% of our total revenues, respectively. For the six months ended June 30, 2000 and 1999, general and administrative expenses were $4.3 million and $2.0 million, representing 7% and 8% of total revenues, respectively. Expenses increased due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that for the remainder of 2000, our general and administrative expenses as a percentage of total revenue will remain at or slightly below our June 30, 2000 level.

     Bad debt expense charged to operations was $62,000 and $75,000 for the three months ended June 30, 2000 and 1999, representing less than 1% of total revenues. For the six months ended June 30, 2000 and 1999, the bad debt expense charged to operations was $122,000 and $145,000, respectively.

  Amortization of Stock-based Compensation

     We use the intrinsic value method of accounting for our employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of our stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option with respect to the options granted. For non-employees, we record deferred stock-based compensation of an amount that equals the difference between the exercise price and deemed fair value of our common stock based on the Black-Scholes formula for valuing options. This amount will be remeasured at each measurement date. From inception through June 30, 2000, we recorded deferred stock-based compensation of $4.9 million. This amount is included as a component of stockholder's equity and is being amortized on a graded vesting method by charges to operations over the vesting period of the options. Such amortization amounted to $130,000 and $162,000 for the three months ended June 30, 2000 and 1999, respectively, and $529,000 and $287,000 for the six months ended June 30, 2000 and 1999.

  Amortization of Goodwill and Other Intangible Assets

     Intangible assets consist of goodwill, which represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. In February 2000, we acquired Delphi Solutions AG, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period. Amortization expense of $1.1 million and $1.5 million was recorded for the three and six months ended June 30, 2000, respectively.

     In April 2000, we announced a strategic alliance with PwC to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement, PwC received 409,138 shares of our common stock. We recorded goodwill and other intangible assets totaling $31.8 million, which is being amortized on a straight-line basis over two to three years. Amortization of goodwill and other intangible assets was $2.7 million for the three months ended June 30, 2000.

  Purchased In-Process Research and Development

     In connection with the strategic alliance with PwC we recorded a charge to operations of $2.2 million for purchased in-process research and development for the three months ended June 30, 2000. The in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC.

NET INTEREST INCOME (EXPENSE)

     Interest income (expense) represents interest income earned on our cash, cash equivalents and restricted cash and interest expense on capital equipment leases and stockholder loans. Net interest income increased to $421,000 from $226,000 in the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, net interest income increased to $722,000 from $184,000, respectively. The increase in the three and six months ended June 30, 2000 was primarily due to an increased average cash balance as a result of the completion of our initial public offering of our common stock with net proceeds of $43.5 million in April 1999.

PROVISION FOR INCOME TAXES

     We recorded an income tax provision for state and foreign income taxes of $642,000 and $150,000 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999 we recorded an income tax provision of $875,000 and $300,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through private sales of preferred equity securities, capital equipment leases and with the completion of our initial public offering of common stock in April 1999. As of June 30, 2000, we had $52.1 million in cash, cash equivalents and restricted cash.

     Our operating activities resulted in net cash outflows of $2.3 million in the six months ended June 30, 2000. The net cash provided by operating activities was primarily due to increases in deferred revenue, amortization of goodwill and other intangible assets and purchased in-process research and development. Uses of cash in operating activities were due primarily to net operating losses and increases in accounts receivable, prepaid expenses and other current assets and other assets.

     For the six months ended June 30, 1999, our operating activities resulted in a net cash outflows of $3.1 million. The net cash provided by operating activities was primarily due to increases in deferred revenue, accounts payable and accrued liabilities and accrued compensation and related expenses. Uses of cash in operating activities were primarily due to net operating losses and increases in accounts receivable.

     Investing activities used cash of $25.3 million in the six months ended June 30, 2000 and $633,000 in the six months ended June 30, 1999. Of the $25.3 million used in investing activities in the six months ended June 30, 2000, $20.3 million was associated with requirements for restricted cash, $2.3 million was associated with the acquisition of our distributor in Switzerland, Delphi Solutions, AG. The other $2.7 million was for the purchase of capital equipment. The use of cash in investing activities in the six months ended June 30, 1999 was due primarily to the purchase of capital equipment.

     Financing activities provided cash of $2.2 million for the six months ended June 30, 2000. Net cash provided by financing activities was from the exercise of stock options, partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence Software, Inc. ("Influence") in December 1999. Financing activities provided $43.5 million for the six months ended June 30, 1999, primarily through the completion of our initial public offering of common stock in April 1999.

     As of June 30, 2000, our principal commitments consisted of obligations under operating and capital leases. As of June 30, 2000 and 1999, we had $184,000 and $285,000, respectively, in outstanding borrowings under capital lease agreements which are payable through 2001. In addition, the principal and accrued interest on the notes to stockholders of $3.6 million were fully repaid in February 2000.

     On February 22, 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be completed in June 2001. The lease expires twelve years after occupancy. As part of these leases, we provided certificates of deposit totaling $12.2 million as a security deposit for one year's lease payments or until certain financial covenants are met. These certificates of deposit are classified as restricted cash in the balance sheet.

     Deferred revenues consist primarily of the unrecognized portion of revenues received under maintenance contracts. For international customers, thinly capitalized resellers and OEMs, revenue is recognized upon cash collections, and is not recorded on the balance sheet or income statement until collectibility is no longer determined to be uncertain. As of June 30, 2000, we had $15.0 million of sales related to shipments to international customers, thinly capitalized resellers and OEMs for which revenue had not been recognized.

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

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, IT WILL ADVERSELY AFFECT OUR REVENUES

     The market for software solutions, including business analytics products, that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe large companies to date have deployed these software solutions to make business decisions on a relatively limited basis. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

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

RISKS ASSOCIATED WITH STRATEGIC ACQUISITIONS AND INVESTMENTS

     In December 1999, we acquired Influence, a developer of analytic applications for e-business, in a transaction accounted for as a pooling-of-interests. In February 2000, we acquired Delphi, a distributor of Informatica products in Switzerland, in a transaction accounted for as a purchase. There can be no assurance that these acquisitions will be effectively assimilated into our business. The integration of Influence and Delphi will place a burden on our management and infrastructure. In April 2000, we invested shares of our common stock with PwC. In connection with the agreement, PwC transferred intellectual property rights and personnel to us. There can be no assurance that this strategic investment will be effectively assimilated into our business. The integration of the PwC intellectual property rights and personnel will place an additional burden on our management and infrastructure. Such integrations are subject to risks commonly encountered in making such acquisitions, including, among others, loss of key personnel of the acquired company, loss of key customers and business relationships of the acquired company, the difficulty associated with assimilating and integrating the personnel, operations and technologies of the acquired company, the potential disruption of our ongoing business, and the maintenance of uniform standards, controls, procedures, employees and clients. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions.

     From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, such businesses, products or technologies. In addition, future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition of investment will succeed. Any future acquisition or investment could have a material adverse effect on our business, financial condition and results of operation.

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

     We compete principally against providers of decision support, data warehousing and enterprise and analytic application software. Such competitors include Acta Technology, Inc., Informix Corporation, Broadbase Information Systems, Inc., E.piphany, Inc., Information Builders, Inc., and Sagent Technology, Inc. In addition, we compete or may compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such competitors include IBM Corporation, Microsoft Corporation and Oracle Corporation.

IF WE DO NOT MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR CHANNEL AND STRATEGIC PARTNERS, OUR ABILITY TO GENERATE REVENUE WILL BE ADVERSELY AFFECTED

     We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future partners. In addition to our direct sales force, we rely on established relationships with a variety of channel partners, such as systems integrators, resellers and distributors, for marketing, licensing and support of our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise resource planning providers, for the promotion of our solutions. In particular, our ability to market our products depends substantially on our relationships with such significant partners as Deloitte Consulting, KPMG, PeopleSoft, PricewaterhouseCoopers and SAP. In addition, our channel partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting and selling our products.

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

ANY INABILITY TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 2000, the Company issued 409,138 shares of common stock to PricewaterhouseCoopers ("PwC") in connection with its acquisition of certain intellectual property rights and personnel from PwC. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 25, 2000, the following individuals were elected to the Board of Directors:

                                                    CLASS    VOTES FOR     VOTES WITHHELD
                                                    -----    ----------    --------------
Gaurav S. Dhillon.................................  III      28,159,511        36,776
David W. Pidwell..................................  III      28,159,511        36,776
Diaz H. Nesamoney.................................  II       28,159,511        36,776
A. Brooke Seawell.................................  II       28,159,511        36,776
Vincent R. Worms..................................  I        28,159,511        36,776

The Company's Board of Directors is currently comprised of five members who are divided into three classes. A director serves in office until his respective successor is duly elected and qualified or until his earlier death or resignation. The term for Class III directors (Gaurav S. Dhillon and David W. Pidwell) is three years and will expire in 2003, the term for Class II directors (Diaz H. Nesamoney and A. Brooke Seawell) is two years and will expire in 2002, and the term for Class I directors (Vincent R. Worms) is one year and will expire in 2001.

     The following proposals were approved at the Company's Annual Meeting:

                                                            AFFIRMATIVE    NEGATIVE      VOTES
                                                               VOTES         VOTES      WITHHELD
                                                            -----------    ---------    --------
1. Approval of an amendment to the Company's amended and
restated certificate of incorporation to increase the
aggregate number of shares of the Company's common stock
authorized for issuance from 100,000,000 to 200,000,000
shares....................................................  26,732,820     4,454,596     8,871
2. Ratify the appointment of Ernst & Young, LLP as
independent auditors for the fiscal year ending December
31, 2000..................................................  28,194,888           880       519

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  3.4 Certificate of amendment to the Company's amended and restated certificate of incorporation to increase the aggregate number of shares of the Company's common stock authorized for issuance from 100,000,000 to 200,000,000 shares.
 10.18*   Intellectual Property and Consulting Services Transfer
          Agreement, executed by the parties on April 1, 2000, by and among the Company and PricewaterhouseCoopers LLP.
 10.19 Assignment and Assumption Agreement, dated April 3, 2000, by and among the Company and PricewaterhouseCoopers LLP.
 10.20 Registration Rights Agreement dated April 3, 2000, by and among the Company and PricewaterhouseCoopers LLP.
 27.1     Financial Data Schedule

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

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

Dated: August 11, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.4      Certificate of amendment to the Company's amended and
          restated certificate of incorporation to increase the
          aggregate number of shares of the Company's common stock
          authorized for issuance from 100,000,000 to 200,000,000
          shares.
10.18*    Intellectual Property and Consulting Services Transfer
          Agreement, executed by the parties on April 1, 2000, by and among the Company and PricewaterhouseCoopers LLP.
10.19     Assignment and Assumption Agreement, dated April 3, 2000, by and among the Company and PricewaterhouseCoopers LLP.
10.20     Registration Rights Agreement dated April 3, 2000, by and
          among the Company and PricewaterhouseCoopers LLP.
27.1      Financial Data Schedule.

---------------
* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.