Form 10-Q
period 2000-09-30
INFORMATICA CORP
filed 2000-11-13
CIK 1080099

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 2000, there were 37,661,469 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of September 30,
           2000 and December 31, 1999................................    1
         Condensed Consolidated Statements of Operations -- Three and
           Nine Months Ended September 30, 2000 and 1999.............    2
         Condensed Consolidated Statements of Cash Flows -- Nine
           Months Ended
           September 30, 2000 and 1999...............................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market
           Risk......................................................   21

PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................   22
Item 6.  Exhibits and Reports on Form 8-K............................   22
Signature............................................................   23

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATICA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
Current assets:
  Cash and cash equivalents.................................    $ 38,825         $57,521
  Restricted cash...........................................       8,116              --
  Accounts receivable, net of allowances of $2,772 and
     $1,977, respectively...................................      24,602           8,119
  Prepaid expenses and other current assets.................       3,394           1,272
                                                                --------         -------
          Total current assets..............................      74,937          66,912
Restricted cash, less current portion.......................      12,166              --
Property and equipment, net.................................       5,242           1,482
Goodwill and other intangible assets, net...................      50,346              --
Other assets................................................       1,387             129
                                                                --------         -------
          Total assets......................................    $144,078         $68,523
                                                                ========         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 18,675         $ 7,999
  Accrued compensation and related expenses.................       7,459           6,264
  Income taxes payable......................................       2,410             813
  Current portion of capital lease obligations..............         166             150
  Current portion of notes payable to stockholders..........          --           2,075
  Deferred revenue..........................................      18,182           9,660
                                                                --------         -------
          Total current liabilities.........................      46,892          26,961
Capital lease obligations, less current portion.............          47              66
Notes payable to stockholders, less current portion.........          --           1,372
Stockholders' equity........................................      97,139          40,124
                                                                --------         -------
          Total liabilities and stockholders' equity........    $144,078         $68,523
                                                                ========         =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
Revenues:
  License..........................................  $28,475    $11,003    $ 67,044    $27,531
  Service..........................................   14,333      5,799      35,602     14,283
                                                     -------    -------    --------    -------
          Total revenues...........................   42,808     16,802     102,646     41,814
Cost of revenues:
  License..........................................      443        191       1,236        444
  Service..........................................    8,019      2,797      19,226      7,038
                                                     -------    -------    --------    -------
          Total cost of revenues...................    8,462      2,988      20,462      7,482
                                                     -------    -------    --------    -------
Gross profit.......................................   34,346     13,814      82,184     34,332
Operating expenses:
  Research and development.........................    7,787      3,310      17,663      8,543
  Sales and marketing..............................   20,460      8,802      50,561     22,718
  General and administrative.......................    3,178      1,280       7,489      3,313
  Amortization of stock-based compensation.........      427        186         956        473
  Amortization of goodwill and other intangible
     assets........................................    4,367         --       8,539         --
  Purchased in-process research and development....    5,117         --       7,316         --
                                                     -------    -------    --------    -------
          Total operating expenses.................   41,336     13,578      92,524     35,047
                                                     -------    -------    --------    -------
Income (loss) from operations......................   (6,990)       236     (10,340)      (715)
Interest income, net...............................      357        548       1,079        732
                                                     -------    -------    --------    -------
Income (loss) before income taxes..................   (6,633)       784      (9,261)        17
Income tax provision...............................      820        201       1,695        501
                                                     -------    -------    --------    -------
Net income (loss)..................................  $(7,453)   $   583    $(10,956)   $  (484)
                                                     =======    =======    ========    =======
Net income (loss) per share:
  Basic............................................  $ (0.21)   $  0.02    $  (0.32)   $ (0.02)
                                                     =======    =======    ========    =======
  Diluted..........................................  $ (0.21)   $  0.02    $  (0.32)   $ (0.02)
                                                     =======    =======    ========    =======
Shares used in calculation of net income (loss) per
  share:
  Basic............................................   34,804     31,029      33,949     21,124
                                                     =======    =======    ========    =======
  Diluted..........................................   34,804     37,625      33,949     21,124
                                                     =======    =======    ========    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(10,956)   $  (484)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................       917        349
  Sales and return allowances...............................       877         --
  Other receivable allowances...............................       182        226
  Amortization of stock-based compensation..................       956        473
  Amortization of goodwill and other intangible assets......     8,539         --
  Purchased in-process research and development.............     7,316         --
  Interest expense related to notes payable.................       125        208
  Changes in operating assets and liabilities:
     Accounts receivable....................................   (17,552)    (3,504)
     Prepaid expenses and other current assets..............    (2,087)       (90)
     Other assets...........................................    (1,209)        30
     Accounts payable and accrued liabilities...............     3,347      1,990
     Accrued compensation and related expenses..............       904      1,555
     Income taxes payable...................................     1,419         --
     Deferred revenue.......................................     8,403      3,034
                                                              --------    -------
          Net cash provided by operating activities.........     1,181      3,787
                                                              --------    -------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................    (4,222)      (995)
Acquisitions, net of cash acquired..........................    (2,217)        --
Allocation to restricted cash...............................   (20,282)        --
                                                              --------    -------
Net cash used in investing activities.......................   (26,721)      (995)
                                                              --------    -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of payments for
  repurchases...............................................    10,792        428
Proceeds from initial public offering, net..................        --     43,514
Proceeds from notes payable to stockholders.................        --        889
Payments on notes payable to stockholders...................    (3,572)    (1,060)
Payments on capital lease obligations.......................       (91)      (213)
Proceeds from notes receivable from stockholders............        40         --
                                                              --------    -------
Net cash provided by financing activities...................     7,169     43,558
                                                              --------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................      (325)      (107)
                                                              --------    -------
Increase (decrease) in cash and cash equivalents............   (18,696)    46,243
Cash and cash equivalents at beginning of period............    57,521      7,167
                                                              --------    -------
Cash and cash equivalents at end of period..................  $ 38,825    $53,410
                                                              ========    =======
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest..................................................  $    229    $    17
                                                              ========    =======
  Income taxes..............................................  $     97    $    --
                                                              ========    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of preferred stock to common stock.............  $     --    $17,586
                                                              ========    =======
  Deferred stock-based compensation related to common stock
     options granted........................................  $  1,989    $   968
                                                              ========    =======
  Common stock issued in connection with acquisitions.......  $ 56,508    $    --
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

 2. REVENUE RECOGNITION

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company has not fully assessed the impact of the adoption of SAB 101 and has not determined the effect, if any, that it will have on the Company's reported revenues or results of operations in future periods.

     The Company generates revenues from sales of software licenses and services. The Company's license revenues are derived from its infrastructure and packaged analytic software products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers and original equipment manufacturers ("OEMs"). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company's products directly or indirectly through resellers.

     License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not sold separately, the price is established by authorized management. For the packaged analytic software products, the Company recognizes the bundled license and support revenue ratably over the support period, generally one year. Support for the analytic software products for the first year is never sold separately and in consideration of the complexities and timeliness of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For direct sales, revenue is recognized upon shipment to the end user and when collectibility is probable. For sales to OEMs, specific resellers, international customers and specific customers based on their credit history, revenue is recognized at the time payment is received for the Company's products, rather than at the time of sale. The Company's agreements with its customers and resellers do not contain product return rights.

     Revenues from services, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of the Company's software products. Training revenues are generated from classes offered both on-site and at customer locations. Revenues from consulting and training services are recognized as the services are performed or contract milestones are met. When a contract includes both license and service elements, the license fee is recognized on delivery of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not dependent on additional acceptance criteria.

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

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

 5. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2000, and for the nine months ended September 30, 2000 and 1999, as their inclusion would be antidilutive.

     The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      --------------------------    --------------------------
                                         2000           1999           2000           1999
                                      -----------    -----------    -----------    -----------
                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net income (loss)...................    $(7,453)       $   583       $(10,956)       $  (484)
                                        =======        =======       ========        =======
Weighted average shares of common
  stock outstanding used in
  calculation of net income (loss)
  per share:
  Basic.............................     34,804         31,029         33,949         21,124
  Effect of dilutive securities:
     Common stock equivalents.......          0          6,596              0              0
                                        -------        -------       --------        -------
     Diluted........................     34,804         37,625         33,949         21,124
                                        =======        =======       ========        =======
Net income (loss) per share:
  Basic.............................    $ (0.21)       $  0.02       $  (0.32)       $ (0.02)
                                        =======        =======       ========        =======
  Diluted...........................    $ (0.21)       $  0.02       $  (0.32)       $ (0.02)
                                        =======        =======       ========        =======

     If the Company had reported net income for the three months ended September 30, 2000, and for the nine months ended September 30, 2000 and 1999, the calculation of diluted earnings per share would have

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

included the shares used in the computation of basic net loss per share as well as an additional 5,290,000, 5,441,000 and 5,986,000 common equivalent shares related to the outstanding options and warrants not included in the calculations above, respectively (determined using the treasury stock method).

 6. COMPREHENSIVE INCOME (LOSS)

     The following is a calculation of comprehensive income (loss), in thousands:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      --------------------------    --------------------------
                                         2000           1999           2000           1999
                                      -----------    -----------    -----------    -----------
                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net income (loss)...................    $(7,453)        $583         $(10,956)        $(484)
Other comprehensive loss:
  Foreign currency translation
     adjustment.....................        (88)         (30)            (325)         (107)
                                        -------         ----         --------         -----
Comprehensive income (loss).........    $(7,541)        $553         $(11,281)        $(591)
                                        =======         ====         ========         =====

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

 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the Financial Accounting Standards Board ("FASB") announced the delay of the effective date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company does not currently hold any derivative instruments and does not engage in hedging activities. The Company expects that the adoption of SFAS 133 during 2001 will not have a material impact on the Company's financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of Accounting Principles Board ("APB") Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and was effective July 1, 2000. The Company adopted FIN 44 during the quarter ended June 30, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

 9. PURCHASE COMBINATIONS

     In February 2000, the Company acquired Delphi Solutions AG ("Delphi"), a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price includes payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the estimated second payment of approximately $5.6 million is payable in January 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on their estimated fair values as of the date of the acquisition. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period. Amortization expense of $1.1 million and $2.6 million was recorded for the three and nine

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

months ended September 30, 2000, respectively. As part of this agreement, the Company is holding a certificate of deposit for $8.1 million as security for the second payment. This certificate of deposit has been reclassified to restricted cash on the Company's balance sheet. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

     In August 2000, the Company completed the acquisition of Zimba ("Zimba") in a transaction accounted for as a purchase. Zimba is a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devises, voice recognition technology and the Internet. Under the terms of the agreement, the Company issued 253,329 shares of the Company's common stock in exchange for the outstanding shares of capital stock of Zimba, subject to the withholding of 10% of such shares in escrow. In addition, all the outstanding options and warrants to purchase Zimba common stock were automatically converted into options and warrants to purchase the Company's common stock based on the conversion ratio in the agreement with a corresponding adjustment to their respective exercise prices.

     The total purchase price, including assumed liabilities and related expenses, was approximately $26 million, of which $20.3 million was allocated to goodwill and other intangibles (including core technology, acquired workforce and patents). Goodwill and other intangibles are being amortized on a straight-line basis over two years for the acquired workforce and over three years for the core technology, patents and goodwill. At September 30, 2000, accumulated amortization related to goodwill and other intangibles and amortization expense for the three months ended September 30, 2000 totaled approximately $0.6 million. The results of operations of Zimba have been included with the Company's results of operations beginning in September 2000.

     Purchased in-process research and development of $5.1 million was expensed in the third quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from Zimba.

     The following unaudited pro forma adjusted summary reflects the condensed consolidated results of operations for the nine months ended September 30, 2000 and 1999, assuming Zimba had been acquired at the beginning of the pro forma periods presented and is not intended to be indicative of future results (in thousands, except per share data):

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Pro forma adjusted total revenue............................   $102,646        $41,814
Pro forma adjusted net loss.................................    (17,879)        (6,516)
Pro forma adjusted net loss per share -- basic and
  diluted...................................................   $  (0.53)       $ (0.30)

10. ASSET ACQUISITION

     In April 2000, the Company announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement relating to the strategic alliance, PwC received 409,138 shares of the Company's common stock in exchange for transferring ownership of certain intellectual property rights and personnel to the Company.

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

     The total purchase price, including related expenses, was approximately $31.8 million, of which $5.0 million was allocated to various intangible assets including acquired workforce and consultants, and $24.6 million was allocated to core technology and goodwill. Goodwill and other intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and consultants and over three years for the core technology and goodwill. At September 30, 2000, accumulated amortization related to goodwill and other intangible assets totaled $5.4 million and amortization expense for the three months ended September 30, 2000 totaled $2.7 million.

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

11. COMMITMENTS

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

12. SUBSEQUENT EVENT

     On October 3, 2000, the Company completed a follow-on public offering of 2,875,000 shares of its common stock. The Company issued 2,375,000 new shares, including 375,000 in connection with the exercise of the underwriters' overallotment option, and an additional 500,000 shares were sold by certain selling stockholders. The offering was completed at a price of $85.00 per share for net proceeds to the Company of approximately $191 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements referencing revenues and operating expenses as a percentage of total revenues; expected hiring of additional sales and marketing personnel; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses or products; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in "Factors That May Affect Our Operating Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

BUSINESS COMBINATIONS AND STRATEGIC ALLIANCE

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

     In April 2000, we announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement relating to the strategic alliance, PwC received 409,138 shares of our common stock. The total purchase price, including related expenses, was approximately $31.8 million.

     In August 2000, we completed the acquisition of Zimba ("Zimba") in a transaction accounted for as a purchase. Zimba is a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devises, voice recognition technology and the Internet. Under the terms of the agreement, we issued 253,329 shares of Informatica common stock in exchange for the outstanding shares of capital stock of Zimba, subject to the withholding of 10% of such shares in escrow. In addition, all the outstanding options and warrants to purchase Zimba common stock were automatically converted into options and warrants to purchase Informatica's common stock based on the conversion ratio in the agreement with a corresponding adjustment to their respective exercise prices. The total purchase price, including assumed liabilities and related expenses, was approximately $26 million.

REVENUES

     Our total revenues for the three months ended September 30, 2000 increased to $42.8 million from $16.8 million for the three months ended September 30, 1999, representing growth of 155%. For the nine months ended September 30, 2000, our total revenues increased to $102.6 million, representing growth of 145% over the $41.8 million for the nine months ended September 30, 1999. Our license revenues increased to $28.5 million for the three months ended September 30, 2000 from $11.0 million for the three months ended September 30, 1999, representing growth of 159%. Our license revenues for the nine months ended

September 30, 2000 increased to $67.0 million from $27.5 million for the nine months ended September 30, 1999, representing growth of 144%. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of PowerCenter, PowerMart and Informatica Application Products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $14.3 million for the three months ended September 30, 2000 from $5.8 million for the three months ended September 30, 1999, representing growth of 147%. For the nine months ended September 30, 2000, our service revenues increased to $35.6 million from $14.3 million for the nine months ended September 30, 1999, representing growth of 149%. These increases in our service revenues were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base. Service revenues have increased modestly as a percentage of total revenues as our installed license base grew and as we continued to provide additional services to our customer base and may increase modestly in future periods to the extent these trends continue.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $443,000 and $191,000 for the three months ended September 30, 2000 and 1999, respectively, representing 2% of license revenues in each of those periods. For the nine months ended September 30, 2000 and 1999, our cost of license revenues increased to $1.2 million from $444,000, respectively, representing 2% of license revenues in each of these periods. The increase in our cost of license revenues in absolute dollars was due primarily to increases in license revenues and increases in royalty expense.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials, which are provided both off-site and at our headquarters. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Cost of service revenues was $8.0 million and $2.8 million for the three months ended September 30, 2000 and 1999, respectively, representing 56% and 48% of service revenues. Our cost of service revenues was $19.2 million and $7.0 million for the nine months ended September 30, 2000 and 1999, respectively, representing 54% and 49% of service revenues. Cost of service revenues as a percentage of service revenues increased due to an increase in personnel associated with our consulting business. Because we believe that providing a high level of support to customers is a strategic advantage, we have continued to invest significantly in personnel and infrastructure. For the remainder of 2000, we expect our cost of service revenues as a percentage of total revenues to remain consistent with our level for the three months ended September 30, 2000, as we grow and expand our consulting business.

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $7.8 million for the three months ended September 30, 2000 from $3.3 million for the three months ended September 30, 1999. The increase was due primarily to an increase in personnel costs for development of future products and enhancement of existing products. Research and development expenses represented 18% and 20% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues. Research and development expenses for the nine months ended September 30, 2000 and 1999 were

$17.7 million and $8.5 million, representing 17% and 20% of total revenues, respectively. The decrease as a percentage of total revenues was due primarily to growth in our total revenues. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. For the remainder of 2000, we expect research and development expense as a percentage of total revenues to remain at or slightly below our level for the three months ended September 30, 2000.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of advertising, public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $20.5 million for the three months ended September 30, 2000 from $8.8 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, sales and marketing expenses were $50.6 million and $22.7 million, respectively. The increases were due primarily to the hiring of additional sales and marketing personnel in connection with the building of our direct, original equipment manufacturer and reseller channels, higher sales commissions associated with increased sales volume, and increased spending associated with advertising, trade shows and other marketing programs. Sales and marketing expenses for the three months ended September 30, 2000 and 1999 represented 48% and 52% of total revenues, respectively. For the nine months ended September 30, 2000 and 1999, sales and marketing expenses represented 49% and 54% of total revenues, respectively. The decline in sales and marketing expenses as a percentage of total revenues for these periods was due primarily to growth in total revenues. We expect to continue hiring additional sales and marketing personnel and to increase promotion and other marketing expenditures in the future. For the remainder of 2000, we expect sales and marketing expense as a percentage of total revenue to remain at or slightly below our level for the three months ended September 30, 2000.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services associated with recruiting, legal and accounting. General and administrative expenses increased to $3.2 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999, representing 7% and 8% of our total revenues, respectively. For the nine months ended September 30, 2000 and 1999, general and administrative expenses were $7.5 million and $3.3 million, representing 7% and 8% of total revenues, respectively. Expenses increased due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that for the remainder of 2000, our general and administrative expenses as a percentage of total revenue will remain consistent with our level for the three months ended September 30, 2000.

     Bad debt expense charged to operations was $60,000 and $81,000 for the three months ended September 30, 2000 and 1999, respectively, representing less than 1% of total revenues in each period. For the nine months ended September 30, 2000 and 1999, the bad debt expense charged to operations was $182,000 and $226,000, respectively.

  Amortization of Stock-based Compensation

     We use the intrinsic value method of accounting for our employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of our stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option with respect to the options granted. For non-employees, we record deferred stock-based compensation of an amount that equals the difference between the exercise price and deemed fair value of our common stock based on the Black-Scholes formula for valuing options. This amount will be remeasured at each measurement date. From inception through September 30, 2000, we recorded deferred stock-based compensation of $5.7 million. This amount is included as a component of stockholder's equity and is being amortized on a graded vesting method by charges to operations over the vesting period of the options. Such amortization amounted to $427,000 and $186,000 for the three months ended September 30, 2000 and 1999, respectively, and $956,000 and $473,000 for the nine months ended September 30, 2000 and 1999, respectively.

  Amortization of Goodwill and Other Intangible Assets

     Intangible assets consist of goodwill, which represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. In February 2000, we acquired Delphi Solutions AG, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period. Amortization expense of $1.1 million and $2.6 million was recorded for the three and nine months ended September 30, 2000, respectively.

     In April 2000, we announced a strategic alliance with PwC to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement relating to the strategic alliance, PwC received 409,138 shares of our common stock. We recorded goodwill and other intangible assets totaling $31.8 million, which is being amortized on a straight-line basis over two to three years. Amortization of goodwill and other intangible assets was $2.7 million and $5.4 million for the three and nine months ended September 30, 2000.

     In August 2000, we completed the acquisition of Zimba, a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information via wireless devised, voice recognition and the Web. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over two to three years. Amortization expense of $569,000 was recorded for the three and nine months ended September 30, 2000.

  Purchased In-Process Research and Development

     In connection with the PwC agreement, we recorded a charge to operations of $2.2 million for purchased in-process research and development for the three months ended June 30, 2000. In connection with the acquisition of Zimba, we recorded a charge to operations of $5.1 million for purchased in-process research and development for the three months ended September 30, 2000. The in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC and Zimba.

NET INTEREST INCOME

     Net interest income represents interest income earned on our cash, cash equivalents and restricted cash and interest expense on capital equipment leases and stockholder loans. Net interest income was $357,000 and $548,000 for the three months ended September 30, 2000 and 1999, respectively. The decrease for the three months ended September 30, 2000 was due primarily to a decrease in interest income earned on the restricted cash balances. For the nine months ended September 30, 2000 and 1999, net interest income increased to $1.1 million from $732,000, respectively. The increase for the three and nine months ended September 30, 1999 was primarily due to an increased average cash balance as a result of the completion of our initial public offering of our common stock with net proceeds of $43.5 million in April 1999.

PROVISION FOR INCOME TAXES

     We recorded an income tax provision for state and foreign income taxes of $820,000 and $201,000 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999 we recorded an income tax provision of $1.7 million and $501,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through cash flows from operations and public offerings of common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of September 30, 2000, we had $59.1 million in cash, cash equivalents and restricted cash.

     Our operating activities resulted in net cash inflows of $1.2 million for the nine months ended September 30, 2000. The net cash provided by operating activities was primarily due to increases in deferred revenue, amortization of goodwill and other intangible assets and purchased in-process research and development. Uses of cash in operating activities were due primarily to net operating losses and increases in accounts receivable, prepaid expenses and other current assets and other assets.

     For the nine months ended September 30, 1999, our operating activities resulted in a net cash inflows of $3.8 million. The net cash provided by operating activities was primarily due to increases in deferred revenue, accounts payable and accrued liabilities and accrued compensation and related expenses. Uses of cash in operating activities were primarily due to net operating losses and increases in accounts receivable.

     Investing activities used cash of $26.7 million for the nine months ended September 30, 2000 and $995,000 for the nine months ended September 30, 1999. Of the $26.7 million used in investing activities for the nine months ended September 30, 2000, $20.3 million was associated with requirements for restricted cash, $2.2 million was associated with the acquisition of our distributor in Switzerland, Delphi Solutions, AG. The other $4.2 million was for the purchase of property and equipment. The use of cash in investing activities for the nine months ended September 30, 1999 was due primarily to the purchase of property and equipment.

     Financing activities provided cash of $7.2 million for the nine months ended September 30, 2000. Net cash provided by financing activities was from the exercise of stock options, partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence Software, Inc. ("Influence") in December 1999. Financing activities provided $43.6 million for the nine months ended September 30, 1999, primarily through the completion of our initial public offering of common stock in April 1999.

     As of September 30, 2000, our principal commitments consisted of obligations under operating and capital leases. As of September 30, 2000 and 1999, we had $213,000 and $246,000, respectively, in outstanding borrowings under capital lease agreements which are payable through 2001. In addition, the principal and accrued interest on the notes to stockholders of $3.6 million were fully repaid in February 2000.

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

     Deferred revenues consist primarily of the unrecognized portion of revenues received under maintenance contracts. For international customers, thinly capitalized resellers and OEMs, revenue is recognized upon cash collections, and is not recorded on the balance sheet or income statement until collectibility is no longer determined to be uncertain. As of September 30, 2000, we had $17.7 million of sales related to shipments to international customers, thinly capitalized resellers and OEMs for which revenue had not been recognized.

     On October 3, 2000, we completed a follow-on public offering for net proceeds of approximately $191 million. We believe that our cash balances and the cash flows generated by operations and the follow-on public offering will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

FACTORS THAT MAY AFFECT OUR OPERATING RESULTS

OUR QUARTERLY RESULTS FLUCTUATE, WHICH MAY CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include:

     - the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

     - market acceptance of our products;

     - the length and variability of our sales cycle for our products;

     - the length of time and costs associated with the implementation of our products;

     - introduction or enhancement of our products or our competitors' products and changes in our or our competitors' pricing policies;

     - our ability to develop, introduce and market new products on a timely basis;

     - the mix of our products and services sold and the mix of distribution channels utilized;

     - our success in expanding our sales and marketing programs;

     - an increase in analytic applications licensing, which may result in a smaller percentage of our revenue from licenses being recognized when such licenses are made, and increased implementation cost;

     - seasonality with respect to our license revenues;

     - technological changes in computer systems and environments; and

     - general economic conditions, which may affect our customers' capital investment levels.

     Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of the quarter. If customers cancel or delay orders, it can have a significant adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customers' cancellations or delays of orders will more likely harm our revenues and results of operations. Our quarterly product license revenues are difficult to forecast because we historically have not had a substantial backlog of orders, and therefore revenues in each quarter are substantially dependent on orders booked and shipped in that quarter and cash collections from international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors over which we have little or no control. Nonetheless, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues.

     The difficulty we have in predicting our quarterly revenue means revenue shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. While we achieved significant quarter-to-quarter revenue growth in the past, you should not take these recent quarterly results to be indicative of our future performance. We do not expect to sustain this same rate of sequential quarterly revenue growth in future periods. Moreover, our future quarterly operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

THE MARKET IN WHICH WE SELL OUR PRODUCTS IS HIGHLY COMPETITIVE

     The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products' functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

     Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of decision support, data warehousing and analytic application software. Such competitors include Acta Technology, Broadbase Software, E.piphany, Informix Corporation and Sagent Technology.

     In addition, we compete against database vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such competitors include IBM, Microsoft and Oracle.

ANY SIGNIFICANT DEFECT IN OUR PRODUCTS COULD CAUSE US TO LOSE REVENUE AND EXPOSE US TO PRODUCT LIABILITY CLAIMS

     The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations or lack of market acceptance of our products, and as a result, harm our business, results of operations or financial condition. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors. For example, we issued corrective releases to fix problems with the version of our PowerMart released in the first quarter of 1998. As a result, we had to allocate significant customer support resources to address these problems. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. The limitation of liability provisions contained in our license agreements, however, may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide applications. If a claimant successfully brings a product liability claim against us, it would likely significantly harm our business, results of operations or financial condition.

BECAUSE WE SELL A LIMITED NUMBER OF PRODUCTS, IF THESE PRODUCTS DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

     To date, substantially all of our revenues were derived from our PowerCenter, PowerCenter.e, PowerConnects, PowerMart, our analytic application software products and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues will be adversely affected. In particular, we recently released our analytic application products and the degree of market acceptance for these products is unknown. Market acceptance of our products could be affected if, among other things, applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, OUR REVENUES WILL BE HARMED

     The market for software solutions that enable more effective business decision-making by helping companies aggregate and use data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe large companies to date have deployed these software solutions to make business decisions on a relatively limited basis. Although we have devoted and intend to continue to devote significant resources to promote market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous analytic applications could minimize the importance of the integration functionality of our products and harm the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards.

     We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, some of our customers have deferred purchasing products until their upgrades were released. For example, an upgrade to a version of our PowerMart product, which was scheduled to be released in December 1997, was not shipped until February 1998. As a result, some of our customers deferred purchasing this version of our PowerMart product until the upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements will harm our business, results of operations and financial condition.

IF WE DO NOT MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR STRATEGIC PARTNERS, OUR ABILITY TO GENERATE REVENUE AND CONTROL IMPLEMENTATION COSTS WILL BE ADVERSELY AFFECTED

     We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers and distributors, for marketing, licensing, implementing and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise resource planning providers, for the promotion and implementation of our solutions. In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Andersen Consulting, Ariba, BroadVision, Business Objects, Deloitte Consulting, KPMG, PeopleSoft, PricewaterhouseCoopers, SAP, Siebel Systems and Sybase. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

     We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who are able to market our products effectively, who are qualified to provide timely and cost-effective customer support and service or who have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote adequate resources for implementation of our products, we will incur substantial additional costs associated with hiring and training additional qualified technical personnel to timely implement solutions for our customers. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships.

WE RELY ON THIRD-PARTY TECHNOLOGIES AND IF WE ARE UNABLE TO USE OR INTEGRATE THESE TECHNOLOGIES, OUR PRODUCT AND SERVICE DEVELOPMENT MAY BE DELAYED

     We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. If we cannot obtain or integrate any of these licenses, we may experience a delay in product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may not be able to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

     - risks of product malfunction after new technology is integrated;

     - the diversion of resources from the development of our own proprietary technology; and

     - our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

THE LENGTHY SALES CYCLE AND IMPLEMENTATION PROCESS OF OUR PRODUCTS MAKES OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS

     Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products typically requires executive-level approval for investment in our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

     - customers' budgetary constraints and internal acceptance review procedures;

     - the timing of budget cycles;

     - concerns about the introduction of our products or competitors' new products; or

     - potential downturns in general economic conditions.

     Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. The implementation of our products, and particularly our analytic application products, is also a complex and time-consuming process, the length and cost of which is difficult to predict. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue.

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY REVENUES TO FLUCTUATE

     In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter. As a result, we historically have experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter. While some of this effect can be attributed to the rapid growth of revenues in recent years, we believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales may tend to be relatively lower during the summer months than during other periods. We expect that seasonal trends will continue for the foreseeable future. This seasonal impact may increase as we continue to focus our sales efforts on large corporations.

WE RECOGNIZE REVENUE FROM SPECIFIC CUSTOMERS AT THE TIME WE RECEIVE PAYMENT FOR OUR PRODUCTS, AND IF THESE CUSTOMERS DO NOT MAKE TIMELY PAYMENT, OUR REVENUES COULD DECREASE

     We recognize revenue from sales to OEMs, specific resellers, international customers and specific customers based on their credit history, at the time we receive payment for our products, rather than at the time of sale. If these customers do not make timely payment for our products, our revenues could decrease. Further, if our revenues from sales to these customers increase as a percentage of total revenues, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABLE OPERATIONS

     We were incorporated in 1993 and began selling our products in 1996; and therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. We have incurred significant net losses since our inception, and we may not achieve profitability. We intend to increase our operating expenses significantly in the next 12 months; therefore, our operating results will be harmed if revenues do not increase significantly.

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR STRATEGIC ACQUISITIONS AND INVESTMENTS

     In December 1999, we acquired Influence, a developer of analytic applications for e-business, in a transaction accounted for as a pooling-of-interests. In February 2000, we acquired Delphi, a distributor of our products in Switzerland, in a transaction accounted for as a purchase. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet, in a transaction accounted for as a purchase. In April 2000, we acquired certain PricewaterhouseCoopers intellectual property rights and personnel in exchange for shares of our common stock. We may not be able to effectively integrate these companies, intellectual property, or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

     - the loss of key personnel, customers and business relationships;

     - difficulties associated with assimilating and integrating the new personnel and operations of the acquired company;

     - the potential disruption of our ongoing business;

     - the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;

     - the risk of product malfunction after new technology is integrated;

     - the diversion of resources from the development of our own proprietary technology; and

     - our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

     There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions.

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR INVESTMENTS THAT COULD DILUTE OUR EXISTING STOCKHOLDERS, OR CAUSE US TO INCUR CONTINGENT LIABILITIES, DEBT OR SIGNIFICANT EXPENSE

     From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products or technologies. Future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. Furthermore, there can be no assurance that any strategic acquisition or investment will succeed. Any future acquisition or investment could harm our business, financial condition and results of operation.

     Recently, the Financial Accounting Standards Board, or FASB, voted to eliminate pooling-of-interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations could be harmed. Although these changes would not directly affect the purchase price for any of these acquisitions, they would have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, COLLECTIONS, EXCHANGE RATE FLUCTUATIONS, REGULATORY AND OTHER RISKS, WHICH COULD LIMIT OUR FUTURE GROWTH

     We intend to expand our international operations, and as a result, we may face significant additional risks. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

     Our international operations face numerous risks. Our products must be localized -- customized to meet local user needs -- in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

     Our international business is subject to a number of risks, including the following:

     - greater difficulty in protecting intellectual property;

     - greater difficulty in staffing and managing foreign operations;

     - greater risk of uncollectible accounts;

     - longer collection cycles;

     - potential unexpected changes in regulatory practices and tariffs;

     - potential unexpected changes in tax laws and treaties;

     - sales seasonality;

     - the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and

     - general economic and political conditions in these foreign markets.

     We may encounter difficulties predicting the extent of the future impact of these conditions. These factors and other factors could harm our ability to gain future international revenues and consequently on our business, results of operations and financial condition.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD HARM OUR RESULTS OF OPERATIONS

     We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be significantly harmed. Our ability to manage our operations and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls.

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR PROPRIETY RIGHTS, OUR BUSINESS COULD BE HARMED

     Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our four US and one European issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage. Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.

     Furthermore, effective protection of intellectual property rights is unavailable or limited in various foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS

     As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. Third parties could claim that our current or future products infringe their patent or other proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could adversely effect our business, financial condition and operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business, financial condition and operating results would be significantly harmed.

OUR STOCK PRICE FLUCTUATES AS A RESULT OF OUR BUSINESS AND STOCK MARKET FLUCTUATIONS

     The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following:

     - the announcement of new products or product enhancements by us or our competitors;

     - quarterly variations in our or our competitors' results of operations;

     - changes in earnings estimates or recommendations by securities analysts;

     - developments in our industry; and

     - general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

     In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future, which is often expensive and diverts management's attention and resources, which could harm our ability to execute our business plan. Such factors and fluctuations, as well as general economic, political and market conditions, may cause the market price of our common stock to decline, which may impact our operations.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, PARTICULARLY IN THE SILICON VALLEY AREA, WHERE WE ARE HEADQUARTERED, COULD HARM OUR RESULTS OF OPERATIONS

     We believe our success depends upon our ability to attract and retain highly skilled personnel, including Gaurav S. Dhillon, our Chief Executive Officer, Diaz H. Nesamoney, our President and Chief Operating Officer, and other key members of our management team. We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts.

     We may not be successful in attracting, assimilating and retaining key personnel in the future. As we seek to expand our operations, the hiring of qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees, particularly in the Silicon Valley area, where we are headquartered, is intense. We have in the past experienced difficulty in recruiting qualified sales and technical personnel. Failure to attract, assimilate and retain key personnel, particularly sales and technical personnel, would harm our business, results of operations and financial condition.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON REASONABLE TERMS TO US, IF AT ALL

     We may not generate sufficient revenue from operations to offset our operating or other expenses. As a result, in the future, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us. If we are not able to raise additional capital when we need it in the future, our business could be seriously harmed.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Issuances of Securities

     On September 6, 2000, in connection with its acquisition of Zimba, a privately-held company, Informatica issued an aggregate of 253,329 unregistered shares of its common stock for the benefit of the stockholders of Zimba, subject to the withholding of 10% of such shares in escrow. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       2.1      Agreement and Plan of Merger by and among Informatica
                Corporation, I-2 Merger Corporation, and Zimba.(1)
      27.1      Financial Data Schedule.

---------------

(1) Incorporated by reference to identically numbered Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2000.

(b) Reports on Form 8-K

     A current report on Form 8-K was filed with the Securities and Exchange Commission by Informatica on September 6, 2000 to report the consummation of our merger with Zimba. An amendment to this current report on Form 8-K was filed with the Securities and Exchange Commission by Informatica on November 3, 2000 with the required financial information.

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

Dated: November 10, 2000

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
         2.1   Agreement and Plan of Merger by and among Informatica
               Corporation, I-2 Merger Corporation, and Zimba.(1)
        27.1   Financial Data Schedule.

---------------

 (1) Incorporated by reference to identically numbered Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2000.