Form 10-K405
period 2000-12-31
INFORMATICA CORP
filed 2001-03-30
CIK 1080099

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2001 there were approximately 76,859,204 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2001) was approximately $1,097,390,739. Shares of the Registrant's Common Stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant's Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    8
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   10
Item 6.   Selected Consolidated Financial Data........................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
          Factors That May Affect Future Results......................   20
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   28
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV
Item 14.  Exhibits, Financial Statements, Financial Statement
          Schedules and Reports on Form 8-K...........................   52
SIGNATURES............................................................   54

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the federal securities laws, particularly statements referencing costs and operating expenses as a percentage of total revenues; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of e-business infrastructure and analytic software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to improve operational performance and enhance competitive advantage.

     Over the last two decades, companies have made significant investments in a variety of applications that automate specific business functions. As a result, companies have amassed large volumes of information stored in disparate databases. More recently, the adoption of the Internet as a business tool and the deployment of e-business applications have accelerated this trend by exponentially increasing electronic transaction activity and the volume of associated data. These developments have made it increasingly difficult for managers and executives to access and analyze comprehensive information regarding their customers, operations and suppliers in a timely manner.

     We provide our customers with a comprehensive family of software products that are designed to support more effective and timely business decision-making. Our infrastructure products simplify the process of integrating and analyzing data from multiple systems, while our complementary analytic application products provide our customers with standardized reports and metrics that can be extended to meet their unique business requirements. Using our products, customers can evaluate the performance of their entire business value-chain, including direct and indirect sales, marketing, customer service, operations, human resources, procurement and finance. We plan to extend our products to allow a broader range of corporate employees to access corporate information through wireless devices, voice recognition technology and the Internet. We believe our products provide our customers with the following primary benefits:

     - integrated information across a wide range of business functions and disparate data sources;

     - timely delivery of personalized corporate information to key decision-makers; and

     - comprehensive business insight to enable enhanced business decision-making.

     We have over 1,100 customers, which include companies in a wide variety of industries, ranging from high-technology to manufacturing, and from financial services to telecommunications. We also maintain relationships with a variety of strategic partners to jointly develop, market, sell and implement our solutions. Our significant strategic partners include Accenture, Ariba, Business Objects, Deloitte Consulting, KPMG Consulting, PeopleSoft, PricewaterhouseCoopers, SAP, Siebel Systems and Sybase. We market and sell our software and services through our direct sales force in the United States, Canada, Germany, Switzerland and the United Kingdom. We also have relationships with distributors in various regions, including Asia-Pacific, Australia, Europe, Japan and Latin America, who sublicense our products and provide service and support within their territories. More than twenty independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

     Our principal executive offices are located at 3350 W. Bayshore Road, Palo Alto, California 94303, and our telephone number at that location is (650) 687-6200. We can also be reached at our Web site at www.informatica.com. We were incorporated in California in February 1993 and reincorporated in Delaware in April 1999.

RECENT DEVELOPMENTS

  Business Combinations

     In February 2000, we acquired Delphi Solutions AG ("Delphi"), a distributor of Informatica products in Switzerland. We purchased all of the outstanding capital stock of Delphi, and the acquisition was accounted for as a purchase transaction. In August 2000, we acquired Zimba, a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devices, voice recognition technology and the Internet. We purchased all of the outstanding common stock of Zimba and assumed all of Zimba's outstanding stock options. The acquisition was accounted for as a purchase transaction. In January 2001, we acquired syn-T-sys B.V. and syn-T-sys N.V., distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and will be accounted for as a purchase transaction.

  Asset Acquisitions

     In April 2000, we announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, market, sell and support analytic application products. In connection with this alliance, we purchased certain technology and acquired various employees and consultants from PwC. The acquisition was accounted for as a purchase transaction. In November 2000, we acquired intellectual property from certain individuals ("QRB Developers"). The acquisition was accounted for as a purchase transaction.

  Stock Splits

     We effected two stock splits in 2000. A two-for-one stock split was effected in the form of a stock dividend to each stockholder of record as of February 18, 2000. An additional two-for-one stock split was effected in the form of a stock dividend to each stockholder of record as of November 29, 2000.

OUR PRODUCTS

     Our products enable our customers to build the necessary infrastructure for deploying and managing data warehouse solutions and analytic applications across their organizations. Our product line, which includes infrastructure products and a suite of packaged analytic applications, enables enterprises to implement a decision support architecture that can be as sophisticated -- or as simple -- as required. Our infrastructure products include our flagship data integration platform and a set of supporting products that simplify the integration, transformation and analysis of data from disparate sources. In June 2000, we extended our product offerings to include an integrated suite of analytic applications that leverage and complement our infrastructure products. Using our products, customers can evaluate the performance of their entire business value-chain, including direct and indirect sales, marketing, customer service, operations, human resources, procurement and finance.

     The following information summarizes the key features and benefits of our products and services.

  Infrastructure Products

     Our infrastructure products feature a high-performance, scalable architecture designed to support the demanding requirements of global companies and rapidly growing e-businesses. Our core offerings, PowerCenter and PowerMart, are enterprise data integration platforms that integrate and unify the diverse applications, and the various types of users, that populate today's enterprises. Our infrastructure products extract data from operational sources, including legacy data, relational data, customer relationship management, or CRM, data and enterprise resource planning, or ERP, data, enrich it for decision support, catalog it for use and reuse, and deliver it to business intelligence and analytic applications. In addition, we offer a number of extension products that provide technical capabilities to accelerate and simplify customer implementation of our products, including PowerConnects, PowerPlugs and PowerBridge.

      PRODUCT                    DESCRIPTION                               BENEFIT
      -------                    -----------                               -------
INFORMATICA          A scalable enterprise data              Speeds integration and simplifies
POWERCENTER          integration platform for deploying      management of enterprise-wide
                     and managing distributed data           information by integrating decision
                     warehouses and sophisticated            support components, enforcing
                     analytic applications. This platform    consistent data definitions and
                     manages the integration,                synchronizing and integrating
                     transformation and analysis of data     disparate data marts and data
                     from disparate sources and allows       warehouses and analytic
                     centralized management of               applications.
                     distributed resources.
INFORMATICA          A data integration platform for         Speeds integration and simplifies
POWERMART            quickly building, deploying and         management of departmental
                     managing line-of-business or            information by integrating decision
                     departmental data marts and analytic    support components and enforcing
                     applications.                           consistent data definitions.
INFORMATICA          A set of extensions to provide          Simplifies access to e-business,
POWERCONNECTS/       direct access to various enterprise     ERP, CRM, messaging and legacy data
POWERPLUGS/          data sources and metadata, including    and allows the reuse of metadata in
POWERBRIDGE          SAP, PeopleSoft, DB2, IBM MQSeries      order to reduce information
                     and Hyperion.                           technology cost and improve system
                                                             manageability.

  Analytic Application Products

     Our application products are comprised of a tightly integrated suite of analytic applications that provide key business metrics and analytical reports across a range of business functions. Because our analytic application products span multiple business functions, we believe they uniquely offer managers and executives an integrated cross value-chain view of their businesses that they have not traditionally been able to achieve. These analytic applications are designed to integrate data from a variety of operational systems, such as Ariba, Oracle, PeopleSoft, SAP, Siebel Systems, legacy systems and Web commerce servers, to provide unique business insight by enabling companies to analyze and manipulate the aggregated and normalized information. Our packaged analytic applications are designed to help companies leverage industry best practices and minimize implementation time and cost for enterprise-wide analytics. Our analytic applications are based on our infrastructure products and can therefore be modified and extended to meet the unique requirements of each enterprise. Our analytic application family is comprised of three integrated applications, summarized in the table below.

        PRODUCT                      DESCRIPTION                            BENEFIT
        -------                      -----------                            -------
INFORMATICA               An integrated suite for analyzing    Helps companies to increase sales
ECRM/ESITE                the effectiveness of                 and customer profitability by
                          customer-facing business             attracting, retaining and
                          processes, including direct and      servicing customers across all
                          indirect sales, marketing,           sales and distribution channels.
                          customer service and Web-based
                          clickstream data.
INFORMATICA               An integrated suite for analyzing    Helps companies to reduce costs,
EBUSINESS OPERATIONS      back-office business operations,     improve responsiveness and better
                          including finance, human             manage human resources and other
                          resources, manufacturing and         corporate assets in order to
                          logistics.                           drive increased profitability
                                                               across the enterprise.
INFORMATICA               An integrated suite for analyzing    Helps companies reduce direct and
EPROCUREMENT              procurement processes, including     indirect procurement time and
                          the acquisition of raw materials,    costs, improve product quality
                          components and other supplies, as    and monitor supplier performance.
                          well as supplier relationships.

     In October 2000, we announced our intention to add a fourth application to the product family, Informatica eMarketplace, to support the unique analytic requirements of digital marketplace operators and extended supply chain participants. We expect to release this application in the first half of 2001.

  Services

     We offer a comprehensive set of professional services, including product-related consulting services, training and customer support. Our consulting services range from designing and deploying analytic applications to data transformation and performance tuning. Our consulting strategy is to provide specialized expertise regarding our products to enable our end user customers and systems integrator partners to successfully implement our products. Our systems integrator partners include Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, Deloitte Consulting, EDS, KPMG Consulting and PricewaterhouseCoopers. We also offer a comprehensive curriculum of product-related training to help our customers and strategic partners build proficiency in using our products. Through our two technical support centers, we offer high-quality technical support on a global basis to customers through the phone, e-mail and the Internet.

OUR STRATEGIC PARTNERS AND CUSTOMERS

     Our strategic partners include industry leaders in enterprise and e-business software, business intelligence tools, computer hardware and systems integration. We offer a comprehensive strategic partnership program for major vendors in these areas so that they can provide sales and marketing leverage, access to required technology and complementary products and services to our joint customers. In addition to our systems integrator partners listed above, our strategic partners include Ariba, Brio Technology, BroadVision, Business Objects, Cognos, Compaq Computer, EMC, Hewlett-Packard, Hyperion Solutions, IBM, Inktomi, InterWorld, Kana Communications, Microsoft, MicroStrategy, Mitsubishi Electric, PeopleSoft, SAP, Siebel Systems, Sun Microsystems and Sybase.

     Our customers include leading companies in a wide range of industries as well as major governmental and educational institutions. A representative sampling of customers who have purchased at least $250,000 of our software and related services since January 1996 includes:

    BANKING/FINANCIAL
        SERVICES                                              INSURANCE           MANUFACTURING/HIGH TECH
    -----------------                                         ---------           -----------------------
- Abbey National           - The Money Store          - Allmerica Financial      - 3Com
- Charles Schwab           - GMAC                     - American United Life     - Ericsson
- ADP                      - Imperial Bank            - AXA                      - Advanced Micro Devices
- BancOne                  - International Finance    - Blue Cross/Blue Shield   - Autodesk
- Bank Julius Bar          - JP Morgan                - Canada Life Assurance    - Avery-Dennison
- Bank of Tokyo Capital    - Kinetic Group            - CNA                      - Brocade Communications
  Group                    - Lincoln Financial        - Crum & Forster           - Callidus Software
- Banque de France -       - Merrill Lynch            - Equitable Life           - Conexant
                 Barclays  - Morgan Stanley Dean      - Great American Life      - EMC
                     Bank   Witter                    - Hartford                 - Freightliner
                  Capital  - NatWest Bank             - Insurance Corp. of B.C.  - Gateway
                    Group  - Oppenheimer              - John Hancock             - General Electric
- Citigroup                - PNC Bank                 - Lincoln Financial Group  - Hewlett-Packard
- Clariden Bank            - Providian Financial      - Met Life                 - Honeywell
- Consors Discount Broker  - Putnam Investments       - Mutual of Omaha          - Inktomi
- Credit Suisse First      - Salomon Smith Barney     - Pacific Life             - LSI Logic
Boston                     - Societe Generale         - Principal Life           - Lucent Technologies
- Deutsche Bank            - UBS                      - Prudential               - Macromedia
- Evesto                   - Union Bank               - ReliaStar Life           - Motorola
- Experian                 - XL Capital               - Sun Life                 - Palm
- Fair Isaac                                          - Swiss Re                 - Philips
- First American Real                                 - USAA                     - Qualcomm
 Estate                                               - Winterthur               - SGI
- First Union                                                                    - Siemens
                                                                                 - Thomson Consumer
                                                                                   Electronics
                                                                                 - Toyota

    BANKING/FINANCIAL
        SERVICES                COMMUNICATIONS
    -----------------           --------------
- Abbey National           - Adelphia
- Charles Schwab           - E-Plus Mobilfunk
- ADP                      - AirTouch
- BancOne                  - Alltel Information
- Bank Julius Bar           Services
- Bank of Tokyo Capital    - AT&T
  Group                    - Bell Atlantic
- Banque de France -       - Broadwing
                 Barclays   Communication Services
                     Bank  - Cable & Wireless
                  Capital  - Cellway
                    Group  - Deutsche Telekom CSM
- Citigroup                - General Communications
- Clariden Bank            - Intermedia
- Consors Discount Broker   Communications
- Credit Suisse First      - McLeod
Boston                     - Nextel
- Deutsche Bank            - NTL
- Evesto                   - One2One
- Experian                 - One Connect
- Fair Isaac               - PacBell
- First American Real      - Scottish Telecom
 Estate                    - Sonera
- First Union              - Sprint
                           - Sunrise Communications
                           - Swisscom
                           - Telenor
                           - Verizon
                           - VIAG Interkom

                                RETAIL/CONSUMER
PHARMACEUTICALS/CHEMICALS       PACKAGED GOODS            UTILITIES/ENERGY                 OTHER
-------------------------       ---------------           ----------------                 -----
- Abbott Laboratories      - Best Buy                 - AERA Energy              - ABB Infosystems
- Amgen                    - Cargill                  - American Electric Power  - BBC Worldwide Limited
- Astra Zeneca             - Cartier                  - Chevron                  - Beta Systems
- Corning                  - Circuit City             - CMS                      - Cap Gemini Ernst &
- Equistar                 - Con Agra                 - EDF GDF                   Young
- Genentech                - Dial                     - Enron                    - Capital One Services
- Glaxo Wellcome           - HE Butt Groceries        - Entergy Services         - Carlson Wagonlit
- Hoechst                  - Musicland                - Equilon Enterprises      - Cendant
- Parke Davis              - Polo Ralph Lauren        - First Energy             - Computer Sciences Corp
- Pharmacia & Upjohn       - Staples                  - Florida Power & Light    - Electronic Arts
- Quintiles                - Super-Valu               - KN Energy                - Enterprise Rent-a-Car
                                                      - Koch Petroleum           - Excel Management
                                                      - Northeast Utilities       Services
                                                      - PP&L                     - Fleet Services
                                                      - Texas Utilities          - Fox Entertainment Group
                                                      - Thames Water             - Gelco Info Network
                                                      - TransCanada Pipelines    - Information Services
                                                      - Ultramar Diamond         Int'l
                                                       Shamrock
                                                      - Waste Management


PHARMACEUTICALS/CHEMICALS
-------------------------
- Abbott Laboratories      - KPMG
- Amgen                    - Manpower
- Astra Zeneca             - Pantellos Corporation
- Corning                  - Perot Systems
- Equistar                 - Primestar
- Genentech                - Protection One
- Glaxo Wellcome           - Purdue University
- Hoechst                  - Simon & Schuster
- Parke Davis              - Stanford University
- Pharmacia & Upjohn       - The NDP Group
- Quintiles                - Thomson Publishing
                           - Tribune Company
                           - University of Alabama
                           - University of Maryland
                           - University of Wisconsin
                           - Vencor
                           - Warner Brothers
                           - West Group
                             Communications

   E-BUSINESS/INTERNET            GOVERNMENT          TRANSPORTATION/DISTRIBUTION
   -------------------            ----------          ---------------------------
- Barnesandnoble.com       - Deutsche Post            - Air France
- Cisco                    - Government of Israel     - American Airlines
- CNET                     - La Poste                 - BAX Global
- CyberCillium             - Post Denmark             - BC Rail
- CyberDialogue            - State of Wisconsin       - BOC Distribution
- eBay                     - US Air Force             - Delta Airlines
- Media Metrix             - US Department of         - Deutsche Bahn
- Priceline.com             Education                 - Die Post
- Storerunner.com          - US Department of the     - Fed Ex
- Submitorder.com           Interior                  - Nextlink
- UUNET Technologies       - US Department of Navy    - NSB
- Ventro                   - US Postal Service        - Schneider International
- WebMD                    - Washington State Courts  - TNT Express
- Williams Information
 Services


OUR MARKET POSITIONING

     Analytic Solutions Spanning the Entire e-Business Value Chain. Both our infrastructure and analytic application products afford our customers with a complete, enterprise-wide analytic capability that can span the full range of business functions, such as direct and indirect sales, marketing, customer service, operations, human resources, procurement and finance. By leveraging this integrated and cross value-chain view of their operations, our customers are better able to manage their businesses and improve their competitive position.

     Highly Scalable and Flexible Data Integration Architecture. Our products are capable of supporting the needs of large global enterprises and demanding e-businesses due to our highly scalable and extensible architecture. In addition, our infrastructure products are developed to be compatible with major software applications. Our platform and supporting infrastructure products are both flexible and extensible, allowing customers to build sophisticated analytic applications to meet their specific requirements. The open architecture design of our products enables our customers to support and inter-operate with a wide range of computing platforms, applications and data sources.

     e-Business Support. We have extended our infrastructure products to support leading e-business standards, such as XML and Web logs. In addition, we have built product extensions to simplify integration with leading e-business applications and Web commerce servers, including those offered by Ariba, BroadVision, Kana Communications and Siebel Systems. Especially when combined with our eCRM application suite, our products allow companies to easily integrate their Internet and back office applications and to perform valuable analysis of their combined operations.

     Significant Installed Customer Base. We have an installed customer base that spans a wide range of industries. Our products have been licensed by over 1,100 customers around the world. As of December 31, 2000, our customers included over half of the Fortune 100 companies. Our success in these deployments serves to strengthen our brand awareness while providing an opportunity to license additional products to these existing customers.

     Strong Base of Leading Strategic Partners. We have alliances and strategic partnerships with leading enterprise and e-business software providers, systems integrators and hardware vendors. These alliances provide sales and marketing leverage and access to required technology while also providing complementary products and services to our joint customers. Currently, more than 150 companies market and resell our solutions around the world, which we believe has helped accelerate market adoption of our products.

RESEARCH AND DEVELOPMENT

     As of December 31, 2000, we employed 185 people in our research and development organization. This team is responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each discipline, along with a product marketing manager from our marketing department, form separate product teams that work closely with sales, marketing, services, customers and prospects to better understand market needs and user requirements. These product teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

     When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time-to-market without compromising competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future. Our research and development expenditures were $26.5 million in 2000, $11.8 million in 1999 and $8.4 million in 1998.

SALES, MARKETING AND DISTRIBUTION

     We market and sell software and services through a direct sales force in the United States, Canada, Germany, Switzerland and the United Kingdom, as well as through distributors in various regions around the world. As of December 31, 2000, we employed 277 people worldwide in our sales and marketing organization.

     Marketing programs are focused on creating awareness as well as lead generation and customer references for our products. These programs are targeted at key executives such as chief executive officers, chief information officers, other information technology managers and vice presidents of specific functional areas, such as engineering, research and development, sales, service and marketing. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts and generating qualified sales leads, among others.

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

     We distribute our products through system integrators and resellers in the United States and through system integrators and distributors in Europe. Systems integrators typically have expertise in vertical markets. They resell our products, bundling them in some cases with system-wide solutions. In other cases, they influence direct sales of our products. Distributors sublicense our products and provide service and support within their territories.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have six patent applications pending and five patents granted in the United States.

COMPETITION

     The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. We compete principally against providers of decision support, data warehousing and analytic application software. Such competitors include Acta Technology, Inc., Informix Corporation, Broadbase Information Systems, Inc., E.piphany, Inc., Informix Corporation, MicroStrategy, Inc., Cognos Inc., Business Objects S.A., Brio Technology, Inc., and Sagent Technology, Inc. In addition, we compete or may compete against database vendors and business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our solutions. Such potential competitors include IBM Corporation, Microsoft Corporation and Oracle Corporation.

     Many of our competitors or potential competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We currently compete more on the basis of our products' functionality than on the basis of price. If our competitors develop similar or superior functionality, we may have difficulty competing more substantially on the basis of price. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel or strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could materially and adversely affect our business, results of operations or financial condition.

     We compete on the basis of certain factors, including:

     - product performance;

     - product features;

     - user scalability;

     - open architecture;

     - ease of use;

     - product reliability;

     - analytical capabilities;

     - time-to-market;

     - customer support; and

     - product pricing.

EMPLOYEES

     As of December 31, 2000, we had a total of 763 employees, including 185 people in research and development, 277 people in sales and marketing, 204 people in consulting, customer support and training and 97 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

ITEM 2. PROPERTIES

     Our headquarters are located in Palo Alto, California and consist of approximately 60,000 square feet of office space leased through August 2001. We occupy an additional 30,000 square feet of office space in a building near our headquarters in Palo Alto leased through June 2007. In February 2001, we also leased 14,000 square feet of office space in Palo Alto through April 2002. To help meet our future expansion needs, we signed leases in early 2000 for two buildings currently under construction in Redwood City, California. This location will become our new corporate headquarters in August 2001. These buildings are leased through 2013 and consist of approximately 286,000 square feet of office space.

     We lease approximately 19,000 square feet of office space in San Francisco, California primarily for sales, marketing and professional services activities. This facility is leased through November 2006. We also lease 6,500 square feet of office space for sales activities in New York, New York through April 2010 and 25,000 square feet of office space for sales, professional services and product development activities in Carrollton, Texas through June 2006.

     We occupy approximately 10,000 square feet of office space in Maidenhead, United Kingdom for our European headquarters leased through May 2010.

     We also lease other office space in the United States and other various countries under operating leases.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning our executive officers as of March 31, 2001:

                NAME                   AGE                         POSITION(S)
                ----                   ---                         -----------
Gaurav S. Dhillon....................  35     Chief Executive Officer, Secretary and Director
Diaz H. Nesamoney....................  36     President, Chief Operating Officer and Director
Clive A. Harrison....................  43     Executive Vice President, Worldwide Field Operations
Earl E. Fry..........................  42     Chief Financial Officer and Senior Vice President
Barton S. Foster.....................  36     Senior Vice President, Worldwide Marketing

     Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

     Mr. Dhillon is one of our co-founders and has been our Chief Executive Officer, Secretary and a member of our Board of Directors since our inception. Prior to co-founding Informatica in February 1993, Mr. Dhillon was employed by Sterling Software, a software company, from December 1991 to November 1992, where his last position was Project Manager. Prior to that, he was a Systems Architect with Unisys Corporation. Mr. Dhillon holds a B.S.E.E. from Punjab University, India.

     Mr. Nesamoney is one of our co-founders and has been a member of our Board of Directors and an officer since our inception. He is currently our President and Chief Operating Officer. Prior to co-founding Informatica in February 1993, Mr. Nesamoney was employed by Unisys Corporation from May 1988 to February 1993, where his last position was Development Manager. Mr. Nesamoney holds an M.S.C.S. degree from Birla Institute of Technology and Science, India.

     Mr. Harrison joined us in January 1996 as Senior Vice President, Sales and became Executive Vice President, Worldwide Field Operations in January 1999. Mr. Harrison held sales management responsibility at Oracle Corporation from June 1995 to January 1996. From September 1989 to June 1995, he was Regional Vice President of Sales at Information Resources, an enterprise decision support software company. Mr. Harrison holds a B.S. degree in operational research and economics from Aston University in England.

     Mr. Fry has been Chief Financial Officer and Senior Vice President since December 1999. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in Accounting from the University of Hawaii and an M.B.A. degree in Finance and Marketing from Stanford University.

     Mr. Foster has served as Senior Vice President, Worldwide Marketing since June 2000. Prior to joining us, Mr. Foster held various management positions at CrossWorlds Software, including Senior Vice President, Marketing and Business Development from June 1998 to June 2000. Prior to CrossWorlds, Mr. Foster served as Executive Vice President, Sales and Marketing at Connect, Inc. from March 1996 to June 1998. From November 1993 to March 1996, Mr. Foster held various management positions at Oracle Corporation, including Vice President Applications and Industry Marketing. Mr. Foster holds a B.A. degree from Stanford University and an M.B.A. degree from the Harvard University Graduate School of Business Administration.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol "INFA." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the Nasdaq National Market since our initial public offering of common stock at $4.00 per share on April 29, 1999. This information has been restated to reflect two-for-one stocks splits that were effected in the form of stock dividends to each stockholder of record as of February 18, 2000 and November 29, 2000.

                                                              HIGH      LOW
                                                             ------    ------
1999:
  Second Quarter (from April 29, 1999).....................  $ 9.00    $ 4.75
  Third Quarter............................................  $16.25    $ 8.04
  Fourth Quarter...........................................  $27.35    $12.63
2000:
  First Quarter............................................  $50.32    $21.00
  Second Quarter...........................................  $40.97    $17.19
  Third Quarter............................................  $52.10    $35.53
  Fourth Quarter...........................................  $57.44    $34.94

     As of December 31, 2000, there were approximately 205 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     We have never declared or paid cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------    -------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA(1):
  Revenues:
    License.......................................  $101,649    $41,184    $21,582    $10,242    $ 1,843
    Service.......................................    52,409     21,195      8,764      2,499        217
                                                    --------    -------    -------    -------    -------
         Total revenues...........................   154,058     62,379     30,346     12,741      2,060
  Cost of revenues:
    License.......................................     2,034        686        376        190         34
    Service.......................................    28,465     10,310      5,013      2,392        124
                                                    --------    -------    -------    -------    -------
         Total cost of revenues...................    30,499     10,996      5,389      2,582        158
                                                    --------    -------    -------    -------    -------
  Gross profit....................................   123,559     51,383     24,957     10,159      1,902
  Operating expenses:
    Research and development......................    26,493     11,843      8,385      4,747      2,141
    Sales and marketing...........................    75,034     33,613     22,733     11,219      3,676
    General and administrative....................    11,726      5,012      3,132      2,408        702
    Merger-related costs..........................        --      2,082         --         --         --
    Amortization of stock-based compensation......     1,514        742         98          2         --
    Amortization of goodwill and other intangible
      assets......................................    14,163         --         --         --         --
    Purchased in-process research and
      development.................................     8,648         --         --         --         --
                                                    --------    -------    -------    -------    -------
         Total operating expenses.................   137,578     53,292     34,348     18,376      6,519
                                                    --------    -------    -------    -------    -------
  Loss from operations............................   (14,019)    (1,909)    (9,391)    (8,217)    (4,617)
  Interest income and other, net..................     4,306      1,557        297        329        104
  Interest expense................................      (458)      (319)      (191)      (130)       (96)
                                                    --------    -------    -------    -------    -------
  Loss before income taxes........................   (10,171)      (671)    (9,285)    (8,018)    (4,609)
  Income tax provision............................     3,345        824         --         --         --
                                                    --------    -------    -------    -------    -------
  Net loss........................................  $(13,516)   $(1,495)   $(9,285)   $(8,018)   $(4,609)
  Basic and diluted net loss per share(2).........  $  (0.19)   $ (0.03)   $ (0.61)   $ (0.59)   $ (0.42)
                                                    ========    =======    =======    =======    =======
  Shares used in calculation of basic and diluted
    net loss per share(2).........................    69,758     47,565     15,305     13,554     10,856
                                                    ========    =======    =======    =======    =======

                                                                             DECEMBER 31,
                                                          --------------------------------------------------
                                                            2000      1999       1998       1997      1996
                                                          --------   -------   --------   --------   -------
                                                                            (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA(1):
  Cash and cash equivalents.............................  $217,713   $57,521   $  7,167   $  8,888   $ 3,023
  Restricted cash.......................................    20,282        --         --         --        --
  Working capital (deficit).............................   190,179    39,951     (3,242)     5,376     3,206
  Total assets..........................................   350,983    68,523     12,165     13,356     5,059
  Long-term obligations, less current portion...........        --     1,438      1,480      1,428       270
  Redeemable convertible preferred stock................        --        --     17,586     17,586     8,593
  Total stockholders' equity (deficit)..................   290,497    40,124    (21,580)   (12,587)   (5,022)

---------------
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

(1) Amounts and per share data for periods prior to December 31, 1999 have been retroactively restated to reflect the merger of Influence in a pooling-of-interests transaction effective December 15, 1999. See Note 11 of Notes to Consolidated Financial Statements.

(2) Amounts have been restated to reflect two-for-one stock splits, effected in the form of stock dividends, to each stockholder of record as of February 18, 2000 and November 29, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     We are a leading provider of e-business infrastructure and analytic application software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to improve operational performance and enhance competitive advantage.

     We sell our products through direct sales forces in the United States, Canada, Germany, Switzerland and the United Kingdom, and also through resellers throughout Europe. Total international revenues from both our direct sales force and foreign indirect strategic partners accounted for 21%, 18% and 12% of our total consolidated revenues for 2000, 1999 and 1998, respectively. Substantially all of our international sales have been in Europe. Sales outside of North America and Europe to date have been less than 1% of total consolidated revenues during the last three fiscal years, although we anticipate expanding outside of these two regions in the future.

BUSINESS COMBINATIONS AND STRATEGIC ALLIANCE

  Purchase Acquisitions

     In February 2000, we acquired Delphi, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price of $9.2 million included payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the second payment of approximately $4.3 million was paid in January 2001. The final payment is expected to be paid in July 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $9.0 million are being amortized on a straight-line basis over a two-year period. As part of this agreement, we are required to hold a certificate of deposit for $8.1 million which is classified as restricted cash on our balance sheet until July 2001. The results of operations of Delphi have been included in our results of operations since the acquisition date.

     In August 2000, we acquired Zimba in a transaction accounted for as a purchase. Zimba is a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devices, voice recognition technology and the Internet. Under the terms of the agreement, we issued 507,544 shares of common stock in exchange for the outstanding shares of common stock of Zimba. In addition, all the outstanding options to purchase Zimba common stock were automatically converted into options to purchase our common stock based on the conversion ratio in the agreement with a corresponding adjustment to their respective exercise prices. The total purchase price, including assumed liabilities and related expenses, was $26.0 million, of which $2.1 million was allocated to identifiable intangible assets, including core technology of $1.4 million, acquired workforce of $0.4 million and patents of $0.3 million, $0.6 million was allocated to assumed liabilities and related expenses, and the balance of $18.2 million was allocated to goodwill. Goodwill and other intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and over three years for the core technology, patents and goodwill. Purchased in-process research and development of $5.1 million was expensed in the third quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from Zimba. All assumed options of Zimba were valued at fair value and included in the purchase price, net of the intrinsic value of any unvested options, which were included in deferred stock-based compensation as a component of stockholders' equity and are being amortized over the remaining vesting period. The results of operations of Zimba have been included in our results of operations since the acquisition date.

  Asset Acquisitions

     In April 2000, we announced a strategic alliance with PwC to jointly develop, market, sell and support analytic application products. In connection with the agreement relating to the strategic alliance, PwC received 818,276 shares of our common stock. The total purchase price, including related expenses, was approximately $31.8 million, which was allocated to goodwill and various identifiable intangible assets, including goodwill of $22.9 million, core technology of $1.7 million and acquired workforce and consultants of $5.0 million. Goodwill and other identifiable intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and consultants and over three years for the core technology and goodwill. Purchased in-process research and development of $2.2 million was expensed in 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC.

     In November 2000, we completed an intellectual property transfer agreement with QRB Developers. The acquisition was accounted for as a purchase transaction. The total purchase price, including related expenses, was approximately $4.1 million, of which $0.1 million was allocated to the acquired workforce and $2.7 million was allocated to goodwill. Goodwill and other identifiable intangible assets are being amortized on a straight-line basis over three years for goodwill and over two years for the acquired workforce. Purchased in-process research and development of $1.3 million was expensed in 2000, because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the technologies acquired from QRB Developers.

SOURCE OF REVENUES AND REVENUE RECOGNITION POLICY

     We generate revenues from sales of software licenses and services. Our license revenues are derived from our infrastructure products and our analytic application products. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and original equipment manufacturers ("OEMs"). We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

     We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. For our analytic application software products, we recognize the bundled license and support revenue ratably over the support period, generally one year. Support for the analytic application software products for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. We also enter into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For sales to end users, we recognize revenue upon shipment and when collectibility is probable. For sales to OEMs, specific resellers, distributors, international customers and specific customers based on their credit history, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our license agreements do not contain product return rights.

     We recognize revenues from services contracts, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors, international customers and specific customers.

     The following table presents certain financial data as a percentage of total revenues:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Revenues:
     License................................................    66%      66%      71%
     Service................................................    34       34       29
                                                               ---      ---      ---
          Total revenues....................................   100      100      100
  Cost of revenues:
     License................................................     1        1        1
     Service................................................    19       17       17
                                                               ---      ---      ---
          Total cost of revenues............................    20       18       18
                                                               ---      ---      ---
  Gross profit..............................................    80       82       82
  Operating expenses:
     Research and development...............................    17       19       28
     Sales and marketing....................................    49       54       75
     General and administrative.............................     8        8       10
     Merger-related costs...................................    --        3       --
     Amortization of stock-based compensation...............     1        1       --
     Amortization of goodwill and other intangible assets...     9       --       --
     Purchased in-process research and development..........     5       --       --
                                                               ---      ---      ---
          Total operating expenses..........................    89       85      113
                                                               ---      ---      ---
  Loss from operations......................................    (9)      (3)     (31)
  Interest income and other, net............................     3        3        1
  Interest expense..........................................    (1)      (1)      (1)
                                                               ---      ---      ---
  Loss before income taxes..................................    (7)      (1)     (31)
  Income tax provision......................................     2        1       --
                                                               ---      ---      ---
  Net loss..................................................    (9)%     (2)%    (31)%
                                                               ===      ===      ===
Cost of license revenues, as a percentage of license
  revenues..................................................     2%       2%       2%
Cost of service revenues, as a percentage of service
  revenues..................................................    54%      49%      57%

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

REVENUES

     Our total revenues increased to $154.1 million in 2000, from $62.4 million in 1999 and $30.3 million in 1998, representing growth of 147% from 1999 to 2000 and 106% from 1998 to 1999. Our license revenues increased to $101.6 million in 2000 from $41.2 million in 1999 and $21.6 million in 1998, representing growth of 147% from 1999 to 2000 and 91% from 1998 to 1999. These increases were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of our infrastructure products and our analytic application products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $52.4 million in 2000 from $21.2 million in 1999 and $8.8 million in 1998, representing growth of 147% from 1999 to 2000 and 142% from 1998 to 1999. These increases were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base in each successive year.

     Our international revenues increased to $31.7 million in 2000, from $11.2 million in 1999 and $3.6 million in 1998, representing growth of 183% from 1999 to 2000 and 208% from 1998 to 1999. The increase in 2000 was due primarily to expansion throughout Europe with increased sales being generated by direct sales, increased volume through existing distributors and new distributors added during the year. Growth in 1999 was primarily driven by increased sales activities in the United Kingdom and Germany. See Note 10 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

     Total revenues have been reduced by sales and return allowances of $2.5 million in 2000, $0 in 1999 and $0.9 million in 1998, respectively. The sales and return allowances recorded in each of these years were due primarily to increases in revenues, the number of customers in our customer base and an increase in our average transaction size. While our policy is not to accept sales returns, circumstances can arise in which we accept returns to preserve customer relationships.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $2.0 million in 2000, $0.7 million in 1999 and $0.4 million in 1998 and was approximately 1% of total revenues in each of these years. The increase in absolute dollar amount was due primarily to increases in license revenues and increases in royalty expense. We expect cost of license revenues as a percentage of total revenues in 2001 to remain at or slightly above the 2000 level.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $28.5 million in 2000, $10.3 million in 1999 and $5.0 million in 1998, representing 54%, 49% and 57% of service revenues. Cost of service revenues as a percentage of service revenues increased in 2000 due to an increase in personnel associated with our consulting business. Cost of service revenues as a percentage of service revenues decreased in 1999 compared to 1998 due primarily to economies of scale achieved as our revenues and operations grew. For 2001, we expect our cost of service revenues as a percentage of service revenues to remain at or increase slightly above our 2000 level as we expand our consulting business.

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $26.5 million in 2000 from $11.8 million in 1999 and $8.4 million in 1998. The increase in each of these periods was due primarily to an increase in personnel costs in each such period for development of future products and enhancement of existing products. As a percentage of total revenues, research and development expenses were 17% in 2000, 19% in 1999 and 28% in 1998. The sequential decrease as a percentage of total revenues was due primarily to growth in our total revenues. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. For 2001, we expect research and development expense as a percentage of total revenues will remain at or slightly above the 2000 level.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $75.0 million in 2000 from $33.6 million in 1999 and $22.7 million in 1998. The sequential increases reflect the hiring of additional sales and marketing personnel in connection with building our direct, reseller, distributor and OEM channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows, user conference and other marketing programs. As a percentage of total revenues, sales and marketing expenses were 49% in 2000, 54% in 1999 and 75% in 1998. The sequential decrease as a percentage of total revenues was due primarily to growth in total revenues. For 2001, we expect sales and marketing expense as a percentage of total revenues to be slightly below the 2000 level.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $11.7 million in 2000 from $5.0 million in 1999 and $3.1 million in 1998, representing 8% of our total revenues in 2000 and 1999 and 10% of our total revenues in 1998. Expenses increased in each period due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. The decrease as a percentage of our total revenues was due primarily to the growth in our total revenues. We expect that for 2001, our general and administrative expenses as a percentage of total revenues will remain consistent with our level for 2000.

     Bad debt expense charged to operations was $0.2 million in each of 2000 and 1999 and $0.3 million in 1998, representing less than 1% of total revenues in each of these years.

  Merger-Related Costs

     In 1999, we recorded estimated merger-related costs of $2.1 million related to the December 1999 acquisition of Influence Software, Inc. ("Influence"), which was accounted for as a pooling-of-interests. These costs consisted primarily of investment banking and professional fees and other direct costs associated with the merger. As of December 31, 1999, there was a balance of $1.8 million remaining in accrued liabilities which was used for final settlement expenditures in January 2000.

  Amortization of Stock-Based Compensation

     In connection with the grant of certain stock options to employees, we recorded deferred stock-based compensation of $0.8 million in 1999 prior to our initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of our common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. We also recorded deferred stock-based compensation of $0.3 million in 2000 related to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model and the related amortization is being charged to operations over the related term of these consulting agreements. In addition, we recorded $1.9 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisition of Influence and Zimba which are being amortized over four years. Deferred stock-based compensation is presented as a reduction of stockholders' equity. Amortization of stock-based compensation amounted to $1.5 million, $0.7 million and $0.1 million in 2000, 1999 and 1998, respectively.

  Amortization of Goodwill and Other Intangible Assets

     Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets include core technology, acquired workforce and patents. In February 2000, we acquired Delphi, a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over a two-year period. Amortization expense associated with this acquisition was $3.8 million in 2000.

     In April 2000, we announced a strategic alliance with PwC to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement, PwC received 818,276 shares of our common stock. We recorded goodwill and other intangible assets totaling $31.8 million, which are being amortized on a straight-line basis over two to three years. Amortization expense associated with this acquisition was $8.0 million in 2000.

     In August 2000, we completed the acquisition of Zimba, a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information via wireless devised, voice recognition and the Web. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over two to three years. Amortization expense associated with this acquisition was $2.3 million in 2000.

     In November 2000, we completed an intellectual property transfer agreement with certain individuals, QRB Developers. The acquisition was accounted for as a purchase transaction. Amounts allocated to intangible assets are being amortized on a straight-line basis over two to three years. Amortization expense associated with this acquisition was $0.1 million in 2000.

     We anticipate that future amortization of goodwill and other intangibles associated with our business combinations and strategic alliance will continue to be amortized on a straight-line basis over their expected useful lives ranging from two years to three years, and will amount to approximately $23.0 million in 2001, $17.3 million in 2002, and $7.2 million in 2003. It is likely we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

  Purchased In-Process Research and Development

     In connection with the strategic alliance with PwC and the acquisitions of Zimba and QRB Developers, we recorded charges to operations of $2.2 million, $5.1 million and $1.3 million, respectively, for purchased in-process research and development in 2000. The in-process technologies had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development in each transaction was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired.

INTEREST INCOME AND OTHER, NET/INTEREST EXPENSE

     Interest income and other, net represents primarily interest income earned on our cash, cash equivalents and restricted cash. Interest income and other, net increased to $4.3 million in 2000, from $1.6 million in 1999 and $0.3 million in 1998. The increase in 2000 was primarily due to an increased average cash balance as a result of the completion of our secondary public offering of our common stock with net proceeds of $191.0 million in October 2000. The 1999 increase was primarily due to an increased average cash balance as a result of the completion of our initial public offering of our common stock in April 1999, which raised net proceeds of approximately $43.5 million. Interest expense was $0.5 million, $0.3 million and $0.2 million in 2000, 1999 and 1998, respectively, and represents interest expense on capital equipment leases and stockholder loans.

PROVISION FOR INCOME TAXES

     We recorded an income tax provision of $3.3 million in 2000 and $0.8 million in 1999, due primarily to federal alternative minimum taxes and foreign income taxes. We incurred net operating losses in 1998 and consequently paid no federal, state and foreign income taxes in that year.

     As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $43.6 million and $14.6 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $2.1 million and $1.4 million, respectively. Our net operating loss and tax credit carryforwards will expire at various dates beginning in 2001, if not utilized.

     As of December 31, 2000 and 1999, we had deferred tax assets of approximately $38.4 million and $12.5 million, respectively. Our deferred tax assets have been fully offset by a valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 1999, the Financial Accounting Standards Board ("FASB") announced the delay of the effective date of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We are required to adopt SFAS 133 effective January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 will not have an impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Our adoption of SAB 101 did not have a material impact on our revenue recognition policies, financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion 25." This interpretation clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of December 31, 2000, we had $238.0 million in cash, cash equivalents and restricted cash.

     Net cash provided by operating activities was $15.6 million for 2000 and $7.2 million for 1999. Our operating activities resulted in net cash outflows of $2.4 million in 1998. Uses of cash in operating activities in each period were primarily due to net operating losses and increases in accounts receivable, prepaid expenses and other assets. The sources of cash in operating activities in each period were primarily increases in deferred revenue, increases in accounts payable and accrued liabilities, increases in accrued compensation and related expenses and increases in income taxes payable. Also, our cash position in 2000, 1999 and 1998 was not affected by the non-cash charges recorded for depreciation and amortization, sales returns and allowances and amortization of stock-based compensation. In 2000, non-cash charges also included $14.2 million of amortization of goodwill and other intangible assets and $8.6 million of purchased in-process research and development.

     Net cash used in investing activities was $57.5 million in 2000, $1.4 million in 1999 and $1.0 million in 1998, due primarily to the purchase of property and equipment in all periods. In addition, in 2000, net cash used in investing activities included cash used in acquisitions of $6.3 million and a transfer to restricted cash of $20.3 million.

     Net cash provided by financing activities was $201.7 million for 2000, primarily from the net proceeds of our secondary offering of $191.0 million as well as proceeds from the issuance of common stock. Net cash provided by financing activities for 1999 was $44.7 million, primarily from the net proceeds of our initial public offering of $43.5 million as well as proceeds from the issuance of common stock. Net cash provided by financing activities for 1998 was $1.6 million, primarily from the proceeds of notes payable associated with financing Influence, which was an S corporation prior to the acquisition in December 1999.

     As of December 31, 2000, our principal commitments consisted of obligations under operating and capital leases. As of December 31, 2000, we had $0.1 million in outstanding borrowings under capital lease agreements which are payable through 2001. In 1997 and 1998, we issued promissory notes to three stockholders in exchange for cash advances and payment for services. These notes accrued interest at the bank's prime rate (8.5% at December 31, 1999) plus 2% per annum, with a maximum rate of 10% per annum. Principal and accrued interest on these notes at December 31, 1999 and 1998 were $3.4 million and $3.1 million, respectively. The principal and accrued interest on these notes were repaid in February 2000.

     In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be completed in July 2001. The lease expires twelve years after occupancy. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement, of approximately $24.7 million as of December 31, 2000. The total estimated cost of leasehold improvements for this facility is approximately $27.3 million, subject to change. We also expect expenditures of approximately $13.5 million for furniture, fixtures and equipment. As part of these leases, we have agreed to provide letters of credit totaling $12.2 million as a security deposit for the first year's lease payments until certain financial covenants are met.

     We believe that our current cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of such businesses, products or technologies.

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

THE EXPECTED FLUCTUATION OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES.

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

     The difficulty we have in predicting our quarterly revenue means revenues shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. While we achieved significant quarter-to-quarter revenue growth in the past, you should not take these recent quarterly results to be indicative of our future performance. We do not expect to sustain this same rate of sequential quarterly revenue growth in future periods. Moreover our future operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

THE MARKET IN WHICH WE SELL OUR PRODUCTS IS HIGHLY COMPETITIVE.

     The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Many of our competitors or potential competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products' functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

     Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of decision support, data warehousing and analytic application software. Such competitors include Acta Technology, Broadbase Software, E.piphany, Informix Corporation, MicroStrategy, Inc., Cognos Inc., Business Objects S.A., Brio Technology, Inc. and Sagent Technology.

     In addition, we compete against database vendors and business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our solutions. These products typically operate specifically with these competitors' proprietary databases. Such potential competitors include IBM, Microsoft and Oracle. See "Business -- Competition."

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it may result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if the current economic slowdown continues or worsens, we may fall short of our revenue expectations for any given quarter in 2001 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our profitability and financial condition.

ANY SIGNIFICANT DEFECT IN OUR PRODUCTS COULD CAUSE US TO LOSE REVENUE AND EXPOSE US TO PRODUCT LIABILITY CLAIMS.

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

BECAUSE WE SELL A LIMITED NUMBER OF PRODUCTS, IF THESE PRODUCTS DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES WILL BE ADVERSELY AFFECTED.

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

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, IT WILL ADVERSELY AFFECT OUR REVENUES.

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

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES.

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

IF WE DO NOT MAINTAIN AND STRENGTHEN OUR RELATIONSHIPS WITH OUR STRATEGIC PARTNERS, OUR ABILITY TO GENERATE REVENUE AND CONTROL IMPLEMENTATION COSTS WILL BE ADVERSELY AFFECTED.

     We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers and distributors, for marketing, licensing, implementing and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise resource planning providers, for the promotion and implementation of our solutions. In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Accenture, Ariba, BroadVision, Business Objects, Deloitte Consulting, KPMG Consulting, PeopleSoft, PricewaterhouseCoopers, SAP, Siebel Systems and Sybase. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

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

WE RELY ON THIRD-PARTY TECHNOLOGIES AND IF WE ARE UNABLE TO USE OR INTEGRATE THESE TECHNOLOGIES, OUR PRODUCT AND SERVICE DEVELOPMENT MAY BE DELAYED.

     We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. If we cannot obtain, integrate or continue to license any of these technologies, we may experience a delay in product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may not be able to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

     - risks of product malfunction after new technology is integrated;

     - the diversion of resources from the development of our own proprietary technology; and

     - our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

THE LENGTHY SALES CYCLE AND IMPLEMENTATION PROCESS OF OUR PRODUCTS MAKES OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

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

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY REVENUES TO FLUCTUATE.

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

WE RECOGNIZE REVENUE FROM SPECIFIC CUSTOMERS AT THE TIME WE RECEIVE PAYMENT FOR OUR PRODUCTS, AND IF THESE CUSTOMERS DO NOT MAKE TIMELY PAYMENT, OUR REVENUES COULD DECREASE.

     We recognize revenue from sales to OEMs, specific resellers, distributors, international customers and specific customers based on their credit history, at the time we receive payment for our products, rather than at the time of sale. If these customers do not make timely payment for our products, our revenues could decrease. Further, if our revenues from sales to these customers increase as a percentage of total revenues, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABLE OPERATIONS.

     We were incorporated in 1993 and began selling our products in 1996; and therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. We have incurred significant net losses since our inception, and we may not achieve profitability. We intend to increase our operating expenses significantly in the next twelve months; therefore, our operating results will be harmed if revenues do not increase significantly.

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR STRATEGIC ACQUISITIONS AND INVESTMENTS.

     In December 1999, we acquired Influence, a developer of analytic applications for e-business. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PricewaterhouseCoopers intellectual property rights and personnel in exchange for shares of our common stock. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. We may not be able to effectively integrate these companies, intellectual property, or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS OR INVESTMENTS THAT COULD DILUTE OUR EXISTING STOCKHOLDERS, OR CAUSE US TO INCUR CONTINGENT LIABILITIES, DEBT OR SIGNIFICANT EXPENSE.

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

     The Financial Accounting Standards Board, or FASB, is considering the elimination of pooling-of-interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations could be harmed. Although these changes would not directly affect the purchase price for any of these acquisitions, they would have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO GREATER INTELLECTUAL PROPERTY, COLLECTIONS, EXCHANGE RATE FLUCTUATIONS, REGULATORY AND OTHER RISKS, WHICH COULD LIMIT OUR FUTURE GROWTH.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD HARM OUR RESULTS OF OPERATIONS.

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

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED.

     Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our four U.S. and one European issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage. Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.

     Furthermore, effective protection of intellectual property rights is unavailable or limited in various foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS.

     As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. Third parties could claim that our current or future products infringe their patent or other proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could adversely effect our business, financial condition and operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all. Legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. Moreover, the cost of defending patent litigation could be substantial, regardless of the outcome. In the event a patent claim against us was successful and we could not obtain a license on acceptable terms, license a substitute technology or redesign to avoid infringement, our business, financial condition and operating results would be significantly harmed. See "Business -- Intellectual Property and Other Proprietary Rights."

OUR STOCK PRICE FLUCTUATES AS A RESULT OF OUR BUSINESS AND STOCK MARKET FLUCTUATIONS.

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

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, PARTICULARLY IN THE SILICON VALLEY AREA, WHERE WE ARE HEADQUARTERED, COULD HARM OUR RESULTS OF OPERATIONS.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON REASONABLE TERMS TO US, IF AT ALL.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Factors That May Affect Future Results."

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of commercial paper and certificates of deposits. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at market value, which approximates cost.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, and the related notes thereto, of Informatica and the Report of Independent Auditors are filed as a part of this Form 10-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   30
Consolidated Balance Sheets.................................   31
Consolidated Statements of Operations.......................   32
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Deficit)..................   33
Consolidated Statements of Cash Flows.......................   34
Notes to Consolidated Financial Statements..................   35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
Informatica Corporation

     We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/  ERNST & YOUNG LLP

Palo Alto, California
January 22, 2001

                            INFORMATICA CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $217,713    $ 57,521
  Restricted cash...........................................     8,116          --
  Accounts receivable, net of allowances of $3,858 and
     $1,977 in 2000 and 1999, respectively..................    30,100       8,119
  Prepaid expenses and other current assets.................     2,852       1,272
                                                              --------    --------
          Total current assets..............................   258,781      66,912
Restricted cash, less current portion.......................    12,166          --
Property and equipment, net.................................    31,131       1,482
Goodwill and other intangible assets, net...................    47,491          --
Other assets................................................     1,414         129
                                                              --------    --------
          Total assets......................................  $350,983    $ 68,523
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................  $ 21,505    $  7,999
  Accrued compensation and related expenses.................    11,648       6,264
  Income taxes payable......................................     3,910         813
  Current portion of capital lease obligations..............        83         150
  Current portion of notes payable to stockholders..........        --       2,075
  Deferred revenue..........................................    23,340       9,660
                                                              --------    --------
          Total current liabilities.........................    60,486      26,961
Capital lease obligations, less current portion.............        --          66
Notes payable to stockholders, less current portion.........        --       1,372
Commitments
Redeemable convertible preferred stock, no par value,
  issuable in series:
  2,000,000 shares authorized; no shares outstanding at
     December 31, 2000 and 1999, respectively...............        --          --
Stockholders' equity:
  Common stock, $0.001 par value; 200,000,000 shares
     authorized; 75,588,185 and 63,997,236 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................   331,042      67,020
  Notes receivable from stockholders........................        --         (40)
  Deferred stock-based compensation.........................    (3,447)     (2,888)
  Accumulated deficit.......................................   (37,400)    (23,884)
  Accumulated other comprehensive income (loss).............       302         (84)
                                                              --------    --------
          Total stockholders' equity........................   290,497      40,124
                                                              --------    --------
          Total liabilities and stockholders' equity........  $350,983    $ 68,523
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                            INFORMATICA CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenues:
  License...................................................  $101,649    $41,184    $21,582
  Service...................................................    52,409     21,195      8,764
                                                              --------    -------    -------
          Total revenues....................................   154,058     62,379     30,346
Cost of revenues:
  License...................................................     2,034        686        376
  Service...................................................    28,465     10,310      5,013
                                                              --------    -------    -------
          Total cost of revenues............................    30,499     10,996      5,389
                                                              --------    -------    -------
Gross profit................................................   123,559     51,383     24,957
Operating expenses:
  Research and development..................................    26,493     11,843      8,385
  Sales and marketing.......................................    75,034     33,613     22,733
  General and administrative................................    11,726      5,012      3,132
  Merger-related costs......................................        --      2,082         --
  Amortization of stock-based compensation..................     1,514        742         98
  Amortization of goodwill and other intangible assets......    14,163         --         --
  Purchased in-process research and development.............     8,648         --         --
                                                              --------    -------    -------
          Total operating expenses..........................   137,578     53,292     34,348
                                                              --------    -------    -------
Loss from operations........................................   (14,019)    (1,909)    (9,391)
Interest income and other, net..............................     4,306      1,557        297
Interest expense............................................      (458)      (319)      (191)
                                                              --------    -------    -------
Loss before income taxes....................................   (10,171)      (671)    (9,285)
Income tax provision........................................     3,345        824         --
                                                              --------    -------    -------
Net loss....................................................  $(13,516)   $(1,495)   $(9,285)
                                                              ========    =======    =======
Net loss per share:
  Basic and diluted.........................................  $  (0.19)   $ (0.03)   $ (0.61)
                                                              ========    =======    =======
Shares used in calculation of net loss per share:
  Basic and diluted.........................................    69,758     47,565     15,305
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                            INFORMATICA CORPORATION

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           STOCKHOLDERS' EQUITY (DEFICIT)
                                                                 ---------------------------------------------------
                                              REDEEMABLE
                                             CONVERTIBLE                                    NOTES
                                           PREFERRED STOCK           COMMON STOCK         RECEIVABLE      DEFERRED
                                        ----------------------   ---------------------       FROM       STOCK-BASED
                                          SHARES       AMOUNT      SHARES      AMOUNT    STOCKHOLDERS   COMPENSATION
                                        -----------   --------   ----------   --------   ------------   ------------
BALANCES AT DECEMBER 31, 1997.........   31,760,000   $ 17,586   14,005,336   $    651       $(40)        $   (83)
 Components of comprehensive loss:
   Net loss...........................           --         --           --         --         --              --
   Foreign currency translation
     adjustment.......................           --         --           --         --         --              --
 Comprehensive loss...................
 Repurchase of common stock...........           --         --      (12,388)        (3)        --              --
 Common stock options exercised.......           --         --    2,327,748        167         --              --
 Deferred stock-based compensation....           --         --           --        398         --            (398)
 Amortization of stock-based
   compensation.......................           --         --           --         --         --              98
                                        -----------   --------   ----------   --------       ----         -------
BALANCES AT DECEMBER 31, 1998.........   31,760,000     17,586   16,320,696      1,213        (40)           (383)
 Components of comprehensive loss:
   Net loss...........................           --         --           --         --         --              --
   Foreign currency translation
     adjustment.......................           --         --           --         --         --              --
 Comprehensive loss...................
 Issuance of common stock in
   connection with initial public
   offering, net of offering costs....           --         --   12,000,000     43,514         --              --
 Conversion of redeemable convertible
   preferred stock into common
   stock..............................  (31,760,000)   (17,586)  31,760,000     17,586         --              --
 Repurchase of common stock...........           --         --      (17,344)        (3)        --              --
 Common stock options exercised.......           --         --    3,138,792      1,251         --              --
 Exercise of warrants.................           --         --      795,092        212         --              --
 Deferred stock-based compensation....           --         --           --      3,247         --          (3,247)
 Amortization of stock-based
   compensation.......................           --         --           --         --         --             742
                                        -----------   --------   ----------   --------       ----         -------
BALANCES AT DECEMBER 31, 1999.........           --         --   63,997,236     67,020        (40)         (2,888)
 Components of comprehensive loss:
   Net loss...........................           --         --           --         --         --              --
   Foreign currency translation
     adjustment.......................           --         --           --         --         --              --
 Comprehensive loss...................
 Issuance of common stock in
   connection with secondary public
   offering, net of offering costs....           --         --    4,750,000    190,961         --              --
 Issuance of common stock in
   connection with acquisitions.......           --         --    1,325,820     56,508         --              --
 Repurchase of common stock...........           --         --       (1,600)        (3)        --              --
 Common stock options exercised.......           --         --    4,549,257     10,575         --              --
 Common stock issued under employee
   stock purchase plan................           --         --      967,472      3,908         --              --
 Repayment of notes receivable from
   stockholders.......................           --         --           --         --         40              --
 Deferred stock-based compensation....           --         --           --      2,073         --          (2,073)
 Amortization of stock-based
   compensation.......................           --         --                      --         --           1,514
                                        -----------   --------   ----------   --------       ----         -------
BALANCES AT DECEMBER 31, 2000.........           --   $     --   75,588,185   $331,042       $ --         $(3,447)
                                        ===========   ========   ==========   ========       ====         =======

                                              STOCKHOLDERS' EQUITY (DEFICIT)
                                        -------------------------------------------
                                                       ACCUMULATED
                                                          OTHER           TOTAL
                                                      COMPREHENSIVE   STOCKHOLDERS'
                                        ACCUMULATED      INCOME          EQUITY
                                          DEFICIT        (LOSS)         (DEFICIT)
                                        -----------   -------------   -------------
BALANCES AT DECEMBER 31, 1997.........   $(13,104)        $ (11)        $(12,587)
 Components of comprehensive loss:
   Net loss...........................     (9,285)           --           (9,285)
   Foreign currency translation
     adjustment.......................         --            30               30
                                                                        --------
 Comprehensive loss...................                                    (9,255)
 Repurchase of common stock...........         --            --               (3)
 Common stock options exercised.......         --            --              167
 Deferred stock-based compensation....         --            --               --
 Amortization of stock-based
   compensation.......................         --            --               98
                                         --------         -----         --------
BALANCES AT DECEMBER 31, 1998.........    (22,389)           19          (21,580)
 Components of comprehensive loss:
   Net loss...........................     (1,495)           --           (1,495)
   Foreign currency translation
     adjustment.......................         --          (103)            (103)
                                                                        --------
 Comprehensive loss...................                                    (1,598)
 Issuance of common stock in
   connection with initial public
   offering, net of offering costs....         --            --           43,514
 Conversion of redeemable convertible
   preferred stock into common
   stock..............................         --            --           17,586
 Repurchase of common stock...........         --            --               (3)
 Common stock options exercised.......         --            --            1,251
 Exercise of warrants.................         --            --              212
 Deferred stock-based compensation....         --            --               --
 Amortization of stock-based
   compensation.......................         --            --              742
                                         --------         -----         --------
BALANCES AT DECEMBER 31, 1999.........    (23,884)          (84)          40,124
 Components of comprehensive loss:
   Net loss...........................    (13,516)           --          (13,516)
   Foreign currency translation
     adjustment.......................         --           386              386
                                                                        --------
 Comprehensive loss...................                                   (13,130)
 Issuance of common stock in
   connection with secondary public
   offering, net of offering costs....         --            --          190,961
 Issuance of common stock in
   connection with acquisitions.......         --            --           56,508
 Repurchase of common stock...........         --            --               (3)
 Common stock options exercised.......         --            --           10,575
 Common stock issued under employee
   stock purchase plan................         --            --            3,908
 Repayment of notes receivable from
   stockholders.......................         --            --               40
 Deferred stock-based compensation....         --            --               --
 Amortization of stock-based
   compensation.......................         --            --            1,514
                                         --------         -----         --------
BALANCES AT DECEMBER 31, 2000.........   $(37,400)        $ 302         $290,497
                                         ========         =====         ========

          See accompanying notes to consolidated financial statements.

                            INFORMATICA CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(13,516)   $(1,495)   $(9,285)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     1,660        550      1,716
  Sales and returns allowances..............................     2,506         --        886
  Other receivable allowances...............................       242        246        320
  Amortization of stock-based compensation..................     1,514        742         98
  Amortization of goodwill and other intangible assets......    14,163         --         --
  Purchased in-process research and development.............     8,648         --         --
  Interest expense related to notes payable.................       125        289        167
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (24,739)    (4,658)    (1,756)
    Prepaid expenses and other current assets...............    (1,545)      (709)      (303)
    Other assets............................................    (1,236)         7         (2)
    Accounts payable and accrued liabilities................     6,177      3,645      1,838
    Accrued compensation and related expenses...............     5,093      2,675      2,017
    Income taxes payable....................................     2,919        813         --
    Deferred revenue........................................    13,561      5,087      1,887
                                                              --------    -------    -------
         Net cash provided by (used in) operating
           activities.......................................    15,572      7,192     (2,417)
                                                              --------    -------    -------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................   (30,854)    (1,440)      (954)
Acquisitions, net of cash acquired..........................    (6,318)        --         --
Transfer to restricted cash.................................   (20,282)        --         --
                                                              --------    -------    -------
         Net cash used in investing activities..............   (57,454)    (1,440)      (954)
                                                              --------    -------    -------
FINANCING ACTIVITIES
Proceeds from secondary public offering of common stock,
  net.......................................................   190,961         --         --
Proceeds from initial public offering of common stock,
  net.......................................................        --     43,514         --
Proceeds from issuance of common stock, net of payments for
  repurchases...............................................    14,480      1,248        164
Proceeds from exercise of warrants..........................        --        212         --
Proceeds from notes payable to stockholders.................        --      1,286      1,691
Payments on notes payable to stockholders...................    (3,572)    (1,312)        --
Payments on capital lease obligations.......................      (221)      (243)      (235)
Repayment of notes receivable from stockholders.............        40         --         --
                                                              --------    -------    -------
         Net cash provided by financing activities..........   201,688     44,705      1,620
                                                              --------    -------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................       386       (103)        30
                                                              --------    -------    -------
Increase (decrease) in cash and cash equivalents............   160,192     50,354     (1,721)
Cash and cash equivalents at beginning of year..............    57,521      7,167      8,888
                                                              --------    -------    -------
Cash and cash equivalents at end of year....................  $217,713    $57,521    $ 7,167
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $    253    $    29    $    48
                                                              ========    =======    =======
  Income taxes paid.........................................  $    163         10         --
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Capital lease obligations incurred........................  $     --    $    --    $   437
                                                              ========    =======    =======
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $     --    $17,586    $    --
                                                              ========    =======    =======
  Deferred stock-based compensation related to options
    granted.................................................  $  2,073    $ 3,247    $   398
                                                              ========    =======    =======
  Common stock issued for acquisitions......................  $ 56,508    $    --    $    --
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                            INFORMATICA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF THE COMPANY AND A SUMMARY OF ITS SIGNIFICANT ACCOUNTING POLICIES

  Description of the Company

     Informatica Corporation (the "Company") was incorporated in California in February 1993 and reincorporated in Delaware in March 1999. We are a leading provider of e-business infrastructure and analytic application software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to improve operational performance and enhance competitive advantage.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation for the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

  Acquisitions

     The Company accounts for business combinations under the pooling-of-interests and purchase methods of accounting. For business combinations accounted for using the pooling-of-interest transactions, the Company's historical financial results for all dates and periods prior to the pooling-of-interest transaction are restated to reflect the results of the pooling-of-interest transaction. Merger-related costs incurred by the Company in a pooling-of-interests transaction are expensed in the consolidated statements of operations.

     For business combinations accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of the net tangible assets and the identifiable intangible assets is allocated to goodwill in the accompanying consolidated balance sheets. Amounts allocated to purchased in-process research and development are expensed in the period in which the acquisition is consummated in the consolidated statements of operations.

     See Note 11 of Notes to Consolidated Financial Statements for information about the Company's business combinations.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

  Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                            INFORMATICA CORPORATION

  Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents, which consist of cash and highly liquid short-term government securities with insignificant interest rate risk and original maturities of three months or less at date of purchase, are stated at cost, which approximates fair value. Restricted cash consists of amounts held in deposits that are required as collateral under lease and acquisition agreements.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of the related assets, generally three years or less. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

  Software Development Costs

     The Company accounts for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2000, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, assembled workforce and developed technology. Under the Company's accounting policies, goodwill and other intangible assets are amortized on a straight-line basis over their expected useful lives ranging from two to three years. Amounts allocated to purchased in-process research and development are expensed in the period in which the acquisition is consummated.

     Goodwill and other intangible assets are evaluated quarterly for impairment. The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would trigger an impairment assessment include material adverse changes in operations or the Company's decision to abandon acquired products, services or technologies. Measurement of fair value would be based on discounted cash flows at the Company's incremental borrowing rate and would include a factor for the probability that the impaired product, service or technology would be successful. To date, no such impairment has occurred.

  Concentrations of Credit Risk and Credit Evaluations

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company performs ongoing credit evaluations of its customers, which are primarily located in the U.S., Europe and Canada, and generally does not require collateral. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company's estimates and such differences could be material to the financial statements.

                            INFORMATICA CORPORATION

  Revenue Recognition

     The Company generates revenues from sales of software licenses and services. The Company's license revenues are derived from its infrastructure and analytic application software products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and original equipment manufacturers ("OEMs"). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company's products either directly from the Company or indirectly through resellers, distributors and OEMs.

     License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. For the analytic application software products, the Company recognizes the bundled license and support revenue ratably over the support period, generally one year. Support for the analytic application software products for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For sales to end users, revenue is recognized upon shipment and when collectibility is probable. For sales to OEMs, specific resellers, distributors, international customers and specific customers based on their credit history, revenue is recognized at the time payment is received for the Company's products, rather than at the time of sale. The Company's agreements do not contain product return rights.

     Revenues from services, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of the Company's software products. Training revenues are generated from classes offered at the Company's headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors, international customers and specific customers. As of December 31, 2000 and 1999, there were $37.3 million and $9.2 million of deferred revenue netted against the related receivables balances, respectively.

  Advertising Expense

     Advertising costs are expensed as incurred. Advertising expense was $1.5 million for the year ended December 31, 2000 and $0 for the years ended December 31, 1999 and 1998.

  Stock-Based Compensation

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure

                            INFORMATICA CORPORATION
provisions of FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Net Loss Per Share

     Under the provisions of FASB Statement No. 128, "Earnings per Share," basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted- average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

     The calculation of basic and diluted net loss per share is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000           1999          1998
                                                       -----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss.............................................   $(13,516)      $(1,495)      $(9,285)
                                                        ========       =======       =======
Weighted-average shares of common stock outstanding
  used in calculation of basic and diluted net loss
  per share..........................................     69,758        47,565        15,305
                                                        ========       =======       =======
Basic and diluted net loss per share.................   $  (0.19)      $ (0.03)      $ (0.61)
                                                        ========       =======       =======

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 10,654,000, 12,289,000 and 8,960,000 common equivalent shares related to outstanding stock options and warrants not included in the calculations above (determined using the treasury stock method) for 2000, 1999 and 1998, respectively.

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

  Income Taxes

     The Company accounts for income taxes in accordance with FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

                            INFORMATICA CORPORATION

  Segment Information

     The Company has adopted FASB Statement No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information." The Company operates solely in one segment, the development and marketing of e-business infrastructure and analytic application software, and the adoption of SFAS 131 has no impact to the Company's consolidated financial statements.

  Recent Accounting Pronouncements

     In July 1999, the FASB announced the delay of the effective date of Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" to the first quarter of 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to adopt SFAS 133 effective January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133 will not have an impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company's adoption of SAB 101 did not have a material impact on the Company's revenue recognition policies, financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion 25." This interpretation clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on the Company's financial position or results of operations.

 2. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Computer and office equipment............................  $ 7,208    $ 2,540
Furniture and fixtures...................................      549        125
Leasehold improvements...................................   26,335         --
                                                           -------    -------
                                                            34,092      2,665
Less accumulated depreciation and amortization...........   (2,961)    (1,183)
                                                           -------    -------
                                                           $31,131    $ 1,482
                                                           =======    =======

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $0.9 million as of December 31, 2000 and 1999. Accumulated amortization of these assets was $0.8 million and $0.3 million at December 31, 2000 and 1999, respectively. The related amortization is included with depreciation expense.

                            INFORMATICA CORPORATION

     The Company had approximately $24.7 million of unamortized leasehold improvements as of December 31, 2000 associated with the new corporate headquarters in Redwood City, California. The facility is under construction and expected to be completed in July 2001, at which time the leasehold improvements will be amortized over the shorter of the lease term or the estimated useful life of the related assets.

 3. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets consists of the following as of December 31, 2000 (in thousands):

Goodwill....................................................  $ 52,735
Other intangible assets.....................................     8,919
                                                              --------
                                                                61,654
Less accumulated amortization...............................   (14,163)
                                                              --------
                                                              $ 47,491
                                                              ========

 4. LEASE OBLIGATIONS

     The Company had an equipment financing agreement which provided up to $0.6 million for the purchase of property and equipment and expired in January 1998. In February 1998, the Company entered into another equipment financing agreement with the same lender that increased the line to $1.5 million for the purchase of property and equipment. Borrowings under these agreements bear interest at a rate of 3.07% and 3.19%, respectively, for thirty-six months. The Company is also required to either pay a supplemental additional interest portion of 20% of the original purchase price due and payable at the end of the agreement term or to extend the agreement term for an additional year at a monthly interest rate of 2.05% of the original purchase amount. Total borrowings under these agreements amounted to $0.9 million. The outstanding balance of $83,000 as of December 31, 2000 was repaid in January 2001.

     In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and expected to be completed in July 2001. The lease expires twelve years after occupancy. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement, of approximately $24.7 million, as of December 31, 2000. The total estimated cost of leasehold improvements for this facility is approximately $27.3 million, subject to change. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year's lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company's consolidated balance sheet. The Company leases certain office facilities under noncancelable operating leases, including those described above, that expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $4.8 million, $2.0 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                            INFORMATICA CORPORATION

     Future minimum lease payments under noncancelable operating and capital leases having original terms in excess of one year are summarized as follows:

                                                           OPERATING    CAPITAL
                                                            LEASES      LEASES
                                                           ---------    -------
                                                              (IN THOUSANDS)
Years ending December 31:
  2001...................................................  $ 13,305       $85
  2002...................................................    15,913        --
  2003...................................................    16,400        --
  2004...................................................    16,907        --
  2005...................................................    17,428        --
Thereafter...............................................   125,136        --
                                                           --------       ---
Total minimum lease payments.............................  $205,089        85
                                                           ========
Less amount representing interest........................                  (2)
                                                                          ---
Present value of minimum lease payments..................                 $83
                                                                          ===

5. STOCKHOLDERS' EQUITY

   BRIDGE FINANCING AND WARRANTS

     In connection with the issuance of short-term promissory notes in May 1996, the Company granted warrants to the lenders to purchase up to 820,000 shares of Series C preferred stock at $0.625 per share. The warrants expire May 1, 2001. The Company deemed the fair value of the warrants to be $55,000, which was recorded as a discount on the notes. The fair value was determined using a Black-Scholes option pricing model with the following assumptions: a risk-free interest rate of 6.0%, no dividend yield or volatility factor, and an expected life of the warrant of five years. This discount was amortized to interest expense over the term of the notes during 1996. Upon the Company's initial public offering the warrants were converted into warrants to purchase 820,000 shares of common stock. In 1999, the Company issued a net of 795,092 shares of common stock upon the exercise of warrants, a portion of which were exercised pursuant to net exercise provisions, for a total of $0.2 million.

   COMMON STOCK

     As of December 31, 2000, the Company has reserved the following shares of its common stock for future issuance:

Outstanding stock options...................................  15,818,798
Reserved for future stock option grants.....................   3,345,931
                                                              ----------
                                                              19,164,729
                                                              ==========

     On April 29, 1999, the Company completed an initial public offering in which it sold 12,000,000 shares of common stock, including 1,000,000 shares in connection with the exercise of the underwriters' over-allotment option, at $4.00 per share. The Company received $43.5 million in cash, net of underwriting discounts, commissions and other offering costs.

     On October 3, 2000, the Company completed a secondary public offering in which it sold 4,750,000 shares of common stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $42.50 per share. The Company received $191.0 million in cash, net of underwriting discounts, commissions and other offering costs.

                            INFORMATICA CORPORATION

   STOCK SPLITS

     On January 26, 2000, the Board of Directors approved a two-for-one split of its common stock to be effected in the form of a stock dividend. The stock split was effected by distribution of one share of the Company's common stock for each share of common stock held by each stockholder of record as of February 18, 2000.

     On November 14, 2000, the Board of Directors approved a two-for-one split of its common stock to be effected in the form of a stock dividend. The stock split was effected by distribution of one share of the Company's common stock for each share of common stock held by each stockholder of record as of November 29, 2000.

     All references in the financial statements to number of shares and per share amounts of the Company's common stock have been restated for the effect of the stock splits.

   STOCK OPTION PLANS

     1993 and 1996 Flexible Stock Incentive Plans

     The Company's 1993 and 1996 Flexible Stock Incentive Plans (the "Stock Plans"), in effect through our initial public offering, authorized the granting of 16,909,000 incentive and non-qualified common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options granted are exercisable over a maximum term of ten years and generally vest over a period of up to four years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90 day period after termination; under the restricted portion of the plans, the Company also has the right to repurchase at the original purchase price any unvested shares if the holder is no longer employed by the Company. As of December 31, 1999, no outstanding common shares are subject to such repurchase rights. Options that are canceled under the 1996 Stock Plan are available for future grants under the 1999 Stock Incentive Plan. There were no shares available for option grants under the 1996 Stock Plan at December 31, 2000.

     1999 Stock Incentive Plan

     The Company's stockholders approved the 1999 Stock Incentive Plan (the "1999 Incentive Plan") in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the Incentive Plan automatically increase annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years. As of December 31, 2000, the Company has 1,822,907 options available for grant under the 1999 Incentive Plan.

     1999 Non-Employee Director Stock Incentive Plan

     The Company's stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the "Directors Plan") in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering will automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. These options are exercisable over a maximum term of five years and will vest in four equal annual installments on each yearly anniversary from the date of the grant. In

                            INFORMATICA CORPORATION
addition, each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting, will automatically receive options to purchase 20,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date, a maximum term of five years and will vest on the first anniversary of the grant date. As of December 31, 2000, the Company has 940,000 options available for future issuance under the Directors Plan.

     2000 Employee Stock Incentive Plan

     In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the "2000 Incentive Plan") under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years from the date of the grant. As of December 31, 2000, the Company has 583,024 options available for grant under the 2000 Incentive Plan.

     Influence 1996 Incentive Stock Option Plan

     In connection with the acquisition of Influence in 1999, as discussed in
Note 11, the Company converted options to purchase shares of Influence common stock into options to purchase 574,104 shares of the Company's common stock. The number of shares of the Company's common stock issuable under each option and the exercise price for each grant were adjusted by an exchange ratio. The Company assumed the Influence Stock Incentive Plan ("Influence Plan") under which the options had been originally granted, however, no further options will be granted under the Influence Plan. The converted options continue to be subject to the terms of the Influence Plan. The Influence Plan provided for the granting of incentive stock options and non-qualified stock options. The exercise price of all options granted prior to the acquisition were determined by the Influence Board of Directors and were not less than the fair market value on the date of the grant. The options generally expire seven years from the date of the grant and vest over a period of four years from the date of the grant.

     Zimba 1999 Stock Option Plan

     In connection with the acquisition of Zimba, as discussed in Note 11, the Company converted options to purchase shares of Zimba common stock into options to purchase 91,176 shares of the Company's common stock. The number of shares of the Company's common stock issuable under each option and the exercise price for each grant were adjusted by an exchange ratio. The Company assumed the Zimba 1999 Stock Option Plan ("Zimba Plan") under which the options had been originally granted, however, no further options will be granted under the Zimba Plan. The converted options continue to be subject to the terms of the Zimba Plan. The Zimba Plan provided for the granting of incentive stock options and non-qualified stock options. The exercise price of all options granted prior to the acquisition were determined by the Zimba Board of Directors and were not less than the fair market value on the date of the grant. Generally, options granted were immediately exercisable and such resulting shares issued under the Zimba Plan were subject to certain repurchase rights, also assumed by the Company. As of December 31, 2000, there were 7,106 shares of the Company's common stock issued pursuant to the Zimba Plan that were subject to repurchase by the Company. These repurchase rights generally lapse over a four-year period from the date of grant. The options generally expire ten years from the date of the grant.

                            INFORMATICA CORPORATION

STOCK OPTION PLAN ACTIVITY

     A summary of the Company's stock option activity under all plans is set forth below:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                              NUMBER OF     EXERCISE PRICE
                                                                SHARES        PER SHARE
                                                              ----------   ----------------
Outstanding at December 31, 1997............................  10,320,320        $  .10
  Granted...................................................   6,939,984          1.40
  Exercised.................................................  (2,327,748)          .07
  Canceled..................................................  (2,341,176)          .47
                                                              ----------        ------
Outstanding at December 31, 1998............................  12,591,380           .73
  Granted...................................................   8,334,382         10.48
  Exercised.................................................  (3,138,792)          .40
  Canceled..................................................  (1,373,652)         2.63
                                                              ----------        ------
Outstanding at December 31, 1999............................  16,413,318          5.60
  Granted...................................................   6,680,460         34.34
  Exercised.................................................  (4,549,257)         2.32
  Canceled..................................................  (2,725,723)        11.15
                                                              ----------        ------
Outstanding at December 31, 2000............................  15,818,798        $17.73
                                                              ==========        ======

     The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2000:

                                                                    OPTIONS OUTSTANDING
                                                        --------------------------------------------      OPTIONS EXERCISABLE
                                                                        WEIGHTED                       --------------------------
                                                                        AVERAGE          WEIGHTED                     WEIGHTED
                                                                       REMAINING         AVERAGE                      AVERAGE
                                                                      CONTRACTUAL        EXERCISE                     EXERCISE
                       RANGE OF                                           LIFE            PRICE                        PRICE
                   EXERCISE PRICES                        NUMBER        (YEARS)         PER SHARE       NUMBER       PER SHARE
                   ---------------                      ----------   --------------   --------------   ---------   --------------
$0.03 -- $0.38........................................   1,784,966        6.04            $ 0.15       1,519,494       $ 0.12
$0.53 -- $1.63........................................   2,232,701        6.98            $ 1.21       1,180,572       $ 1.16
$1.75 -- $3.00........................................   2,599,867        8.11            $ 2.62         849,623       $ 2.54
$4.19 -- $18.75.......................................   2,103,827        8.81            $15.62         518,511       $14.64
$20.13 -- $26.60......................................   2,001,848        9.11            $23.96         276,779       $25.88
$27.00 -- $36.91......................................   2,339,597        9.24            $28.14         322,078       $27.45
$38.31 -- $56.56......................................   2,755,992        9.63            $44.98          29,511       $41.52
                                                        ----------                                     ---------
                                                        15,818,798        8.37            $17.73       4,696,568       $ 6.08
                                                        ==========                                     =========

STOCK-BASED COMPENSATION

     In connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $0.8 million in 1999 prior to the Company's initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of the Company's common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. The Company also recorded deferred stock-based compensation of $0.3 million in 2000 relating to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model, and the related amortization is being charged to operations over the related term of these consulting agreements. In addition, the Company recorded $1.9 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisition of Influence and Zimba, which is being amortized over four years. Deferred

                            INFORMATICA CORPORATION
stock-based compensation is presented as a reduction of stockholders' equity. Amortization of stock-based compensation amounted to $1.5 million, $0.7 million and $98,000 in 2000, 1999 and 1998, respectively.

   1999 EMPLOYEE STOCK PURCHASE PLAN

     The stockholders adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan automatically increase beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 10% of the employees' cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. During 2000, there were 967,472 shares issued under the Purchase Plan at a weighted-average price of $4.04 per share. As of December 31, 2000, the Company has 2,171,584 shares available for future issuance under the Purchase Plan.

   PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

     Pro forma information regarding results of operations and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

     For all grants that were granted prior to the Company's initial public offering in April 1999, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighed-average assumptions: a risk-free interest rate of 5.5% and 5.0% for 1999 and 1998, respectively; no dividend yield or volatility factors of the expected market price of the Company's common stock; and a weighted-average expected life of the option of five years. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions: a risk-free interest rate of 6.2% and 5.5% for 2000 and 1999, respectively; a volatility factor of the expected market price of the Company's common stock of 100% for 2000 and 1999; no dividend yield; and a weighted-average expected life of the option of five years.

     The fair value of the shares granted under the Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000: a risk-free interest rate of 6.2%; a volatility factor of the expected market price of the Company's common stock of 100%; no dividend yield; and a weighted-average expected life of approximately six months.

     The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $23.23, $9.08, and $0.21 for options granted during 2000, 1999 and 1998, respectively. The weighted-average fair value of shares granted issued under the Purchase Plan for 2000 was $2.44.

     Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of

                            INFORMATICA CORPORATION

SFAS 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss, as reported.......................................   $(13,516)     $(1,495)     $(9,285)
Net loss, pro forma.........................................   $(78,891)     $(9,989)     $(9,637)
Basic and diluted net loss per share, as reported...........   $  (0.19)     $ (0.03)     $ (0.61)
Basic and diluted net loss per share, pro forma.............   $  (1.13)     $ (0.21)     $ (0.63)

 6. NOTES RECEIVABLE FROM STOCKHOLDERS

     During 1995, certain officers of the Company purchased a total of 1,600,000 shares of the Company's common stock in exchange for promissory notes. The notes accrued interest at 7.12% per annum, with interest and principal payable on May 5, 2000. The notes were secured by the common shares purchased by these officers. The principal and accrued interest on these notes were repaid in June 2000.

 7. NOTES PAYABLE TO STOCKHOLDERS

     In 1997 and 1998, the Company issued promissory notes to stockholders in exchange for cash advances and payment for services. These notes accrued interest at the bank's prime interest rate (8.5% at December 31, 1999) plus 2% per annum, with a maximum rate of 10% per annum. Principal and accrued interest on these notes at December 31, 1999 and 1998 were $3.4 million and $3.1 million, respectively. The principal and accrued interest on these notes were repaid in February 2000.

 8. INCOME TAXES

     The federal, state and foreign income tax provision for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                               2000     1999
                                                              ------    ----
                                                              (IN THOUSANDS)
Current:
  Federal...................................................  $2,111    $100
  State.....................................................     101     185
  Foreign...................................................   1,133     539
                                                              ------    ----
                                                              $3,345    $824
                                                              ======    ====

     Due to operating losses and the inability to recognize the benefits therefrom, there was no income tax provision for 1998.

     Influence elected to be taxed as an S-corporation under Subchapter S of the Internal Revenue Code through December 15, 1999. Consequently, Influence's stockholders were taxed on their proportionate share of the taxable income and no provision for income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through December 15, 1999 and for the year ended December 31, 1998. Influence's S-corporation status was terminated on December 15, 1999 when it was acquired by the Company.

     The components of income (loss) before income tax provision attributable to domestic and foreign operations are as follows:

                            INFORMATICA CORPORATION

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 2000       1999       1998
                                               --------    -------    -------
                                                       (IN THOUSANDS)
Domestic.....................................  $(12,745)   $(1,437)   $(7,705)
Foreign......................................     2,574        766     (1,580)
                                               --------    -------    -------
                                               $(10,171)   $  (671)   $(9,285)
                                               ========    =======    =======

     A reconciliation of the provision computed at the statutory federal income tax rate to the income tax provision is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   2000      1999      1998
                                                  -------    -----    -------
                                                        (IN THOUSANDS)
Income tax provision computed at statutory
  rate..........................................  $(3,560)   $(235)   $(3,250)
Federal alternative minimum taxes...............    2,794      100         --
State taxes.....................................       65      185         --
Foreign income tax..............................    1,133      539         --
Non-deductible purchased technology.............    1,791       --         --
Non-deductible merger costs.....................      797       --         --
Valuation allowance.............................       --      235      3,250
Other...........................................      325       --         --
                                                  -------    -----    -------
                                                  $ 3,345    $ 824    $    --
                                                  =======    =====    =======

     Significant components of the Company's deferred tax assets are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 16,085    $  6,788
  Tax credit carryforwards.............................     3,003       1,530
  Deferred revenue.....................................     7,797       1,653
  Reserves and accrued costs and expenses not currently
     deductible........................................     5,617       2,576
  Amortization of intangibles..........................     5,862          --
                                                         --------    --------
          Total deferred tax assets....................    38,364      12,547
Valuation allowance....................................   (38,364)    (12,547)
                                                         --------    --------
Net deferred tax assets................................  $     --    $     --
                                                         ========    ========

     SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $25.8 million and $4.7 million during the years ended December 31, 2000 and 1999, respectively.

     As of December 31, 2000, approximately $28.2 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions which will be credited to equity when realized.

     At December 31, 2000, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $43.6 million and $14.6 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $2.1 million and $1.4 million,

                            INFORMATICA CORPORATION
respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2001, if not utilized.

     Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

 9. PROFIT SHARING PLAN

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

10. MAJOR CUSTOMERS AND REVENUES BY GEOGRAPHIC AREA

     Revenue was derived from customers in the following geographic areas:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
North America........................................  $122,367    $51,180    $26,713
Europe...............................................    30,725     11,055      3,633
Other................................................       966        144         --
                                                       --------    -------    -------
                                                       $154,058    $62,379    $30,346
                                                       ========    =======    =======

     No one customer accounted for more than ten percent of the Company's total revenues in 2000, 1999 and 1998.

11. BUSINESS COMBINATIONS

  Pooling-of-Interests Acquisition

     In December 1999, the Company acquired Influence, a developer of analytic applications for eBusiness. The merger was accounted for using the pooling-of-interests method of accounting and as such the Company's historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, the Company issued 2,598,168 shares of its common stock to Influence's shareholders in exchange for all of Influence's outstanding common stock. All outstanding options to purchase Influence's common stock were converted into options to purchase 574,104 shares of Informatica common stock. In connection with the business combination, the Company incurred merger related costs of approximately $2.1 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the merger.

                            INFORMATICA CORPORATION

     The following information represents revenue and net income (loss) of the separate companies for the periods preceding the business combination:

                                                              NINE MONTHS
                                                                 ENDED         YEAR ENDED
                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                             -------------    ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
Revenues:
  Informatica..............................................     $39,522         $28,895
  Influence................................................       2,292           1,451
                                                                -------         -------
Combined...................................................     $41,814         $30,346
                                                                =======         =======
Net income (loss):
  Informatica..............................................     $     9         $(7,915)
  Influence................................................        (492)         (1,370)
                                                                -------         -------
Combined...................................................     $  (483)        $(9,285)
                                                                =======         =======

  Purchase Acquisitions

     In February 2000, the Company acquired Delphi Solutions AG ("Delphi"), a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price of $9.2 million included payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the second payment of approximately $4.3 million was paid in January 2001. The final payment is expected to be paid in July 2001. Accounts payable and accrued liabilities of $21.5 million as of December 31, 2000 include a liability of $5.6 million related to the second and final payments. The purchase price of the transaction was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $9.0 million are being amortized on a straight-line basis over a two-year period. As of December 31, 2000, accumulated amortization and amortization expense was approximately $3.8 million related to the Delphi acquisition. As part of this agreement, the Company is required to hold a certificate of deposit for $8.1 million which is classified as restricted cash on the Company's balance sheet until July 2001. The results of operations of Delphi have been included in the Company's results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

     In August 2000, the Company completed the acquisition of Zimba in a transaction accounted for as a purchase. Zimba is a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devices, voice recognition technology and the Internet. Under the terms of the agreement, the Company issued 507,544 shares of common stock in exchange for the outstanding shares of common stock of Zimba. In addition, all the outstanding options to purchase Zimba common stock were automatically converted into options to purchase the Company's common stock based on the conversion ratio in the agreement with a corresponding adjustment to their respective exercise prices. The total purchase price, including assumed liabilities and related expenses, was $26.0 million, of which $2.1 million was allocated to identifiable intangible assets, including core technology of $1.4 million, acquired workforce of $0.4 million and patents of $0.3 million, $0.6 million was allocated to assumed liabilities and related expenses, and the balance of $18.2 million was allocated to goodwill. Goodwill and other intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and over three years for the core technology, patents and goodwill. As of December 31, 2000, accumulated amortization and amortization expense was approximately $2.3 million related to the Zimba

                            INFORMATICA CORPORATION
acquisition. Purchased in-process research and development of $5.1 million was expensed in the third quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from Zimba. All assumed options of Zimba were valued at fair value and included in the purchase price, net of the intrinsic value of any unvested options, which were included in deferred stock-based compensation as a component of stockholders' equity and are being amortized over the remaining vesting period. The results of operations of Zimba have been included in the Company's results of operations since the acquisition date. The following unaudited pro forma adjusted summary reflects the condensed consolidated results of operations for the year ended December 31, 2000 and 1999, assuming Zimba had been acquired at the beginning of the pro forma periods presented and is not intended to be indicative of future results:

                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                  ---------------------------
                                                    2000               1999
                                                  --------            -------
                                                    (IN THOUSANDS,)EXCEPT PER
                                                                   SHARE DATA
Pro forma adjusted total revenue................  $154,058            $62,379
Pro forma adjusted net loss.....................  $(15,322)           $(9,378)
Pro forma adjusted net loss per share -- basic
  and diluted...................................  $  (0.22)           $ (0.20)

12. ASSET ACQUISITIONS

     In April 2000, the Company announced a strategic alliance with PricewaterhouseCoopers ("PwC") to jointly develop, market, sell and support analytic application products. In connection with the agreement relating to the strategic alliance, PwC received 818,276 shares of the Company's common stock. The total purchase price, including related expenses, was approximately $31.8 million, which was allocated to goodwill and various identifiable intangible assets, including goodwill of $22.9 million, core technology of $1.7 million and acquired workforce and consultants of $5.0 million. Goodwill and other identifiable intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and consultants and over three years for the core technology and goodwill. As of December 31, 2000, accumulated amortization and amortization expense was approximately $8.0 million related to the PwC strategic alliance. Purchased in-process research and development of $2.2 million was expensed in the second quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC.

     In November 2000, the Company completed an intellectual property transfer agreement with certain individuals ("QRB Developers"). The acquisition was accounted for as a purchase transaction. The total purchase price, including related expenses, was approximately $4.1 million, of which $0.1 million was allocated to the acquired workforce and $2.7 million was allocated to goodwill. Goodwill and other identifiable intangible assets are being amortized on a straight-line basis over three years for goodwill and over two years for the acquired workforce. As of December 31, 2000, accumulated amortization and amortization expense was approximately $0.1 million related to the QRB Developers acquisition. Purchased in-process research and development of $1.3 million was expensed in the fourth quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management's estimates of future revenues, cost of revenues and operating expenses related to the technologies acquired from QRB Developers.

                            INFORMATICA CORPORATION

13. SUBSEQUENT EVENTS (UNAUDITED)

     In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V., distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and will be accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company's common stock in exchange for the outstanding shares of capital stock of syn-T-sys B.V. and syn-T-sys N.V. and paid cash consideration of approximately $5.7 million. The purchase price may be increased by up to $1.5 million payable in shares of the Company's common stock based upon the attainment of certain financial targets.

     In February 2001, the Company entered into a fourteen month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet its current space requirements until the new facility in Redwood City, California is completed.

14. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

                                                                THREE MONTHS ENDED
                                              -------------------------------------------------------
                                              MARCH 31,     JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
                                              ----------    --------    -------------    ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000(1)(2):
Total revenues..............................   $25,933      $33,905        $42,808         $51,412
Gross profit................................    20,878       26,960         34,346          41,375
Amortization of stock-based compensation....       399          130            427             558
Amortization of goodwill and other
  intangible assets.........................       374        3,798          4,367           5,624
Purchased in-process research and
  development...............................        --        2,199          5,117           1,332
Income (loss) from operations...............       630       (3,980)        (6,990)         (3,679)
Net income (loss)...........................       698       (4,201)        (7,453)         (2,560)
Net income (loss) per share(2):
  Basic.....................................   $  0.01      $ (0.06)       $ (0.11)        $ (0.03)
  Diluted...................................   $  0.01      $ (0.06)       $ (0.11)        $ (0.03)
Shares used in calculation of net income
  (loss) per share(2):
  Basic.....................................    65,643       68,423         69,608          75,300
  Diluted...................................    78,092       68,423         69,608          75,300
1999(1)(2):
Total revenues..............................   $10,980      $14,032        $16,802         $20,565
Gross profit................................     8,962       11,556         13,814          17,051
Merger-related costs........................        --           --             --           2,082
Amortization of stock-based compensation....       125          162            186             269
Income (loss) from operations...............      (983)          32            236          (1,194)
Net income (loss)...........................    (1,175)         108            583          (1,011)
Net income (loss) per share(2):
  Basic.....................................   $ (0.07)     $  0.00        $  0.01         $ (0.02)
  Diluted...................................   $ (0.07)     $  0.00        $  0.01         $ (0.02)
Shares used in calculation of net income
  (loss) per share(2):
  Basic.....................................    16,734       47,789         62,058          63,341
  Diluted...................................    16,734       59,575         75,250          63,341

---------------
(1) Amounts and per share data for periods prior to December 31, 1999 have been retroactively restated to reflect the merger of Influence in a pooling-of-interests transaction effective December 15, 1999.

(2) Amounts have been restated to reflect two-for-one stock splits, effected in the form of stock dividends, to each stockholder of record as of February 18, 2000 and November 29, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors is included under the caption "Proposal One-Election of Directors" in the Proxy Statement for the 2001 Annual Meeting to be held on May 24, 2001 (the "2001 Proxy Statement") and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading "Executive Officers and Directors" in Part I hereof after Item 4.

     Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is included under the caption "Proposal One -- Election of Directors -- Director Compensation" and "Executive Officer Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the heading "Security Ownership of Principal Stockholders and Management" in the 2001 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption "Transactions with Management" in the 2001 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

        1. FINANCIAL STATEMENTS

          Reference is made to the Index to Consolidated Financial Statements of Informatica Corporation under Item 8 of Part II hereof.

        2. FINANCIAL STATEMENT SCHEDULE

          The following schedule of the Company is included herein:

          Valuation and Qualifying Accounts (Schedule II)

          All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

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

     (c) EXHIBITS

     See Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 23rd day of March, 2001.

                                          INFORMATICA CORPORATION

                                          By:    /s/   GAURAV S. DHILLON
                                            ------------------------------------
                                                     Gaurav S. Dhillon
                                             Chief Executive Officer, Secretary
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

               /s/ GAURAV S. DHILLON                     Chief Executive Officer,       March 23, 2001
---------------------------------------------------       Secretary and Director
                 Gaurav S. Dhillon

               /s/ DIAZ H. NESAMONEY                    President, Chief Operating      March 23, 2001
---------------------------------------------------        Officer and Director
                 Diaz H. Nesamoney

                  /s/ EARL E. FRY                     Senior Vice President and Chief   March 23, 2001
---------------------------------------------------    Financial Officer (Principal
                    Earl E. Fry                      Financial and Accounting Officer)

               /s/ VINCENT R. WORMS                              Director               March 23, 2001
---------------------------------------------------
                 Vincent R. Worms

               /s/ DAVID W. PIDWELL                              Director               March 23, 2001
---------------------------------------------------
                 David W. Pidwell

               /s/ A. BROOKE SEAWELL                             Director               March 23, 2001
---------------------------------------------------
                 A. Brooke Seawell

                            INFORMATICA CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCES AT    CHARGED TO                  BALANCES AT
                                                  BEGINNING     COSTS AND                     END OF
                                                  OF PERIOD      EXPENSES     DEDUCTIONS      PERIOD
                                                 -----------    ----------    ----------    -----------
PROVISION FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2000...................     $937           $242         $(353)        $  826
                                                    ====           ====         =====         ======
Year ended December 31, 1999...................     $691           $246         $  --         $  937
                                                    ====           ====         =====         ======
Year ended December 31, 1998...................     $420           $320         $ (49)        $  691
                                                    ====           ====         =====         ======

                                                 BALANCES AT                                BALANCES AT
                                                  BEGINNING     CHARGED TO                    END OF
                                                  OF PERIOD      REVENUE      DEDUCTIONS      PERIOD
                                                 -----------    ----------    ----------    -----------
SALES AND RETURN ALLOWANCES
Year ended December 31, 2000...................    $1,040         $2,506        $(514)        $3,032
                                                   ======         ======        =====         ======
Year ended December 31, 1999...................    $1,040         $   --        $  --         $1,040
                                                   ======         ======        =====         ======
Year ended December 31, 1998...................    $  200         $  886        $ (46)        $1,040
                                                   ======         ======        =====         ======

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                               DOCUMENT
    -------                              --------
     2.1       Agreement and Plan of Merger dated as August 29, 2000 by and among Informatica Corporation, a Delaware corporation, I-2
               Merger Corporation, a Delaware corporation and Zimba, a
               California corporation.(3)
     3.1       Form of Company's Amended and Restated Certificate of
               Incorporation.(1)
     3.2       Company's Amended and Restated Bylaws.(1)
     3.4       Certificate of amendment to the Company's amended and
               restated certificate of incorporation to increase the
               aggregate number of shares of the Company's common stock
               authorized for issuance from 100,000,000 to 200,000,000
               shares.(4)
     4.1       Reference is made to Exhibits 3.1 and 3.2.
    10.3       Seconded Amended and Restated Investor Rights Agreement with the investors listed on Exhibits A and B thereto, dated as of June 3, 1997.(2)
    10.6*      Form of Indemnification Agreement between the Company and
               each of its executive officers and directors.(1)
    10.8       Lease Agreement regarding Sublease, dated January 29, 1998, by and among the Company, Informix Corporation and Palo Alto
               Bayshore Investors, LLC.(2)
    10.9*      Company's 1993 Flexible Stock Incentive Plan, including
               forms of agreements thereunder.(2)
    10.10*     Company's 1996 Flexible Stock Incentive Plan, including
               forms of agreements thereunder.(2)
    10.11*     Company's 1999 Stock Incentive Plan.(1)
    10.12*     Company's 1999 Employee Stock Purchase Plan, including forms of agreements thereunder.(1)
    10.13*     Company's 1999 Non-Employee Director Stock Incentive
               Plan.(1)
    10.14      Lease Agreement regarding Building 1 Lease, dated February
               22, 2000, by and among the Company and Pacific Shores Center
               LLC.(5)
    10.15      Lease Agreement regarding Building 2 Lease, dated February
               22, 2000, by and among the Company and Pacific Shores Center
               LLC.(5)
    10.18**    Intellectual Property and Consulting Services Transfer
               Agreement, executed by the parties on April 1, 2000, by and among the Company and PricewaterhouseCoopers LLP.(4)
    10.19      Assignment and Assumption Agreement, dated April 3, 2000, by and among the Company and PricewaterhouseCoopers LLP.(4)
    10.20      Registration Rights Agreement dated April 3, 2000, by and
               among the Company and PricewaterhouseCoopers LLP.(4)
    21.1       List of Significant Subsidiaries.(2)
    23.2       Consent of Ernst & Young LLP, Independent Auditors.

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

(3) Incorporated by reference to identically numbered Exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2000, as amended in the

Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 3, 2000.

(4) Incorporated by reference to identically numbered Exhibit to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(5) Incorporated by reference to identically numbered Exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

  * Indicates management contract or compensatory plan or arrangement.

 ** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.