Form 10-Q
period 2001-03-31
INFORMATICA CORP
filed 2001-05-15
CIK 1080099

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 30, 2001, there were 77,204,479 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            INFORMATICA CORPORATION

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    1
         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000.......................................    1
         Condensed Consolidated Statements of Operations -- Three
         Months Ended March 31, 2001 and 2000........................    2
         Condensed Consolidated Statements of Cash Flows -- Three
         Months Ended March 31, 2001 and 2000........................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   22

                        PART II. OTHER INFORMATION
Item 2.  Changes in Securities and Use of Proceeds...................   23
Item 6.  Exhibits and Reports on Form 8-K............................   23
Signature............................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            INFORMATICA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)       (1)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 49,535      $217,713
  Short-term investments....................................     108,242            --
  Restricted cash...........................................       8,116         8,116
  Accounts receivable, net of allowances of $3,452 and
     $3,858, respectively...................................      24,162        30,100
  Prepaid expenses and other current assets.................       6,507         2,852
                                                                --------      --------
          Total current assets..............................     196,562       258,781

Property and equipment, net.................................      35,004        31,131
Long-term investments.......................................      63,617            --
Restricted cash, less current portion.......................      12,166        12,166
Goodwill and other intangible assets, net...................      47,722        47,491
Other assets................................................       1,481         1,414
                                                                --------      --------
          Total assets......................................    $356,552      $350,983
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 16,454      $ 21,505
  Accrued compensation and related expenses.................      10,393        11,648
  Income taxes payable......................................       5,501         3,910
  Capital lease obligations.................................          --            83
  Deferred revenue..........................................      27,625        23,340
                                                                --------      --------
          Total current liabilities.........................      59,973        60,486

Stockholders' equity........................................     296,579       290,497
                                                                --------      --------
          Total liabilities and stockholders' equity........    $356,552      $350,983
                                                                ========      ========

---------------

(1) Derived from the December 31, 2000 audited consolidated financial statements.

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Revenues:
  License...................................................  $35,371    $16,836
  Service...................................................   18,674      9,097
                                                              -------    -------
          Total revenues....................................   54,045     25,933
Cost of revenues:
  License...................................................      444        434
  Service...................................................   10,278      4,621
                                                              -------    -------
          Total cost of revenues............................   10,722      5,055
                                                              -------    -------
Gross profit................................................   43,323     20,878
Operating expenses:
  Research and development..................................   11,058      4,088
  Sales and marketing.......................................   23,352     13,434
  General and administrative................................    4,902      1,953
  Amortization of stock-based compensation..................      356        399
  Amortization of goodwill and other intangible assets......    6,594        374
                                                              -------    -------
          Total operating expenses..........................   46,262     20,248
                                                              -------    -------
Income (loss) from operations...............................   (2,939)       630
Interest income and other, net..............................    2,705        301
                                                              -------    -------
Income (loss) before income taxes...........................     (234)       931
Income tax provision........................................    1,679        233
                                                              -------    -------
Net income (loss)...........................................  $(1,913)   $   698
                                                              =======    =======
Net income (loss) per share:
  Basic.....................................................  $ (0.02)   $  0.01
                                                              =======    =======
  Diluted...................................................  $ (0.02)   $  0.01
                                                              =======    =======
Shares used in calculation of net income (loss) per share:
  Basic.....................................................   76,628     65,643
                                                              =======    =======
  Diluted...................................................   76,628     78,092
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  (1,913)   $   698
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................        671        117
  Provision for doubtful accounts...........................        118         59
  Amortization of stock-based compensation..................        356        399
  Amortization of goodwill and other intangible assets......      6,594        374
  Interest expense related to notes payable.................         --        125
  Changes in operating assets and liabilities:
     Accounts receivable....................................      7,120     (4,956)
     Prepaid expenses and other current assets..............     (3,582)      (689)
     Other assets...........................................        (67)    (1,216)
     Accounts payable and accrued liabilities...............     (1,720)    (1,125)
     Accrued compensation and related expenses..............     (1,292)    (2,213)
     Income taxes payable...................................      1,382         78
     Deferred revenue.......................................      4,285      2,032
                                                              ---------    -------
          Net cash provided by (used in) operating
            activities......................................     11,952     (6,317)
                                                              ---------    -------
INVESTING ACTIVITIES
Purchase of property and equipment, net.....................     (4,393)    (1,183)
Purchases of short-term investments.........................   (108,138)        --
Purchases of long-term investments..........................    (63,523)        --
Acquisitions, net of cash acquired..........................     (9,953)    (2,309)
                                                              ---------    -------
          Net cash used in investing activities.............   (186,007)    (3,492)
                                                              ---------    -------
FINANCING ACTIVITIES
Proceeds from issuance of common stock......................      5,825      3,995
Payments on notes payable to stockholders...................         --     (3,572)
Payments on capital lease obligations.......................        (83)        (6)
                                                              ---------    -------
          Net cash provided by financing activities.........      5,742        417
                                                              ---------    -------
Effect of foreign currency translation on cash and cash
  equivalents...............................................        135       (147)
                                                              ---------    -------
Decrease in cash and cash equivalents.......................   (168,178)    (9,539)
Cash and cash equivalents at beginning of period............    217,713     57,521
                                                              ---------    -------
Cash and cash equivalents at end of period..................  $  49,535    $47,982
                                                              =========    =======
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $      --    $   137
                                                              =========    =======
  Income taxes paid.........................................  $     230    $    --
                                                              =========    =======
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Deferred stock-based compensation related to common stock
     options granted........................................  $    (326)   $   354
                                                              =========    =======
  Common stock issued in connection with acquisitions.......  $   1,481    $    --
                                                              =========    =======

           See notes to condensed consolidated financial statements.

                            INFORMATICA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

 2. REVENUE RECOGNITION

     The Company recognizes revenues in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance with respect to the recognition, presentation and disclosure of revenue in financial statements of all public registrants. SAB 101 did not have an impact on the Company's revenue recognition policies, financial position or results of operations.

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

     License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. For the analytic application software products, the Company recognizes the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application software products for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For sales to end users, revenue is recognized upon shipment and when collectibility is probable. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, the Company recognizes revenue at the time payment is received for the Company's products, rather than at the time of sale. The Company's standard agreements do not contain product return rights.

     Maintenance revenues, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of the Company's software products. Training revenues are generated from classes offered at the Company's headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. The Company's practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers.

 3. STOCK SPLITS

     On January 26, 2000 and November 19, 2000, the Board of Directors approved two-for-one splits of its common stock to be effected in the form of a stock dividend. The stock splits were effected by distribution of one share of the Company's common stock for each share of common stock held by each stockholder of record as of February 18, 2000 and November 29, 2000, respectively.

     All references in the financial statements to number of shares and per share amounts of the Company's common stock have been restated for the effect of the stock splits.

 4. INVESTMENTS

     The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. No realized gains and losses were reported for the three-month periods ended March 31, 2001 and 2000.

     The available-for-sale securities consist of the following at March 31, 2001 (in thousands):

                                                              GROSS        GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED
                                                  COST        GAINS        LOSSES     FAIR VALUE
                                                ---------   ----------   ----------   ----------
Money market funds............................  $ 13,803       $ --         $ --       $ 13,803
Government notes and bonds....................  $163,439       $163         $(33)      $163,569
Corporate bonds...............................  $  8,222       $ 68         $ --       $  8,290
                                                --------       ----         ----       --------
                                                $185,464       $231         $(33)      $185,662
                                                ========       ====         ====       ========

     At March 31, 2001, investments of $13.8 million are classified as cash and cash equivalents, $108.2 million are classified as short-term investments and $63.6 million are classified as long-term investments. At March 31, 2001, the underlying maturities of the investments are $108.2 million due within one year and $63.6 million due within two years.

 5. NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2001, as their inclusion would be antidilutive.

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

     The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Net income (loss)...........................................  $(1,913)   $   698
                                                              =======    =======
Weighted average shares of common stock outstanding used in
  calculation of net income (loss) per share:
  Basic.....................................................   76,628     65,643
  Effect of dilutive securities:
     Common stock equivalents...............................       --     12,449
                                                              -------    -------
     Diluted................................................   76,628     78,092
                                                              =======    =======
Net income (loss) per share:
  Basic.....................................................  $ (0.02)   $  0.01
                                                              =======    =======
  Diluted...................................................  $ (0.02)   $  0.01
                                                              =======    =======

     If the Company had reported net income for the three months ended March 31, 2001, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 6,809,000 common equivalent shares related to the outstanding options not included in the calculations above (determined using the treasury stock method).

 6. COMPREHENSIVE INCOME (LOSS)

     The following is a calculation of comprehensive income (loss), (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                2001       2000
                                                              --------    ------
Net income (loss)...........................................  $(1,913)    $ 698
Other comprehensive income (loss):
  Unrealized gain on investments............................      198        --
  Foreign currency translation adjustment...................      135      (147)
                                                              -------     -----
Comprehensive income (loss).................................  $(1,580)    $ 551
                                                              =======     =====

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

 8. RECENT ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to adopt SFAS 133

                            INFORMATICA CORPORATION

                                  (UNAUDITED)

effective January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133 did not have an impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion 25." This interpretation clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the Company's financial position or results of operations.

 9. BUSINESS COMBINATION

     In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V. ("syn-T-sys"), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company's common stock and paid cash consideration of approximately $5.7 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price may be increased by up to $1.5 million payable in shares of the Company's common stock based upon the attainment of certain financial targets. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million are being amortized on a straight-line basis over a two-year period. As of March 31, 2001, accumulated amortization and amortization expense was approximately $0.9 million related to the syn-T-sys acquisition. The results of operations of syn-T-sys have been included in the Company's results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company's consolidated financial position, results of operations or cash flows for the periods presented.

10. LEASE OBLIGATIONS

     In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and expected to be completed in July 2001. The lease expires twelve years after occupancy. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement, of approximately $25.4 million, as of March 31, 2001. The total estimated cost of leasehold improvements for this facility is approximately $31.5 million, but this amount is subject to change. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year's lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company's consolidated balance sheet.

     In February 2001, the Company entered into a fourteen month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet its current space requirements until the new facility in Redwood City, California is completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the federal securities law, particularly statements referencing costs and operating expenses as a percentage of total revenues; expected hiring of additional sales and marketing personnel; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses or products; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "intends," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in "Factors That May Affect Our Future Results" and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

OVERVIEW

     We are a leading provider of e-business infrastructure and analytic application software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to improve operational performance and enhance competitive advantage. We sell our products through direct sales forces in the United States, Belgium, Canada, Germany, Netherlands, Switzerland and the United Kingdom, and also through resellers throughout Europe.

  Acquisition

     In January 2001, we completed the acquisition of syn-T-sys B.V. and syn-T-sys N.V., ("syn-T-sys") distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, we issued 44,161 shares of our common stock and paid cash consideration of approximately $5.7 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price may be increased by up to $1.5 million payable in shares of our common stock based upon the attainment of certain financial targets. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million are being amortized on a straight-line basis over a two-year period. As of March 31, 2001, accumulated amortization and amortization expense was approximately $0.9 million related to the syn-T-sys acquisition. The results of operations of syn-T-sys have been included in our results of operations since the acquisition date.

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

     We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. For our analytic application software products, we recognize the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application software products for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. We also enter into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. For sales to end users, we recognize revenue upon shipment and when collectibility is probable. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

     We recognize maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers.

REVENUES

     Our total revenues for the three months ended March 31, 2001 increased to $54.0 million from $25.9 million for the three months ended March 31, 2000, representing an increase of 108%. Our license revenues increased to $35.4 million in the three months ended March 31, 2001 from $16.8 million in the three months ended March 31, 2000, representing an increase of 110%. This increase was due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of our infrastructure products and our analytic application products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $18.7 million for the three months ended March 31, 2001 from $9.1 million for the three months ended March 31, 2000, representing growth of 105%. This increase was due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base.

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. Furthermore, an economic slowdown in Europe may follow that of the United States and may cause European-based companies to delay or reduce technology purchases as well. The impact of this slowdown on us is difficult to predict, but it may result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if economic conditions in the U.S. worsen or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for any given quarter in 2001 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our profitability and financial condition.

COST OF REVENUES

  Cost of License Revenues

     Our cost of license revenues consists primarily of product packaging, documentation, production costs and software royalties. Cost of license revenues was $0.4 million in each of the three months ended March 31, 2001 and 2000, representing 1% and 3% of license revenues in 2001 and 2000, respectively. The increase in absolute dollar amount was due primarily to increases in license revenues and increases in royalty expense. We expect cost of license revenues as a percentage of license revenues for the remainder of 2001 to remain at or slightly above the 1% of total revenues experienced for the three months ended March 31, 2001.

  Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers' facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $10.3 million and $4.6 million in the three months ended March 31, 2001 and 2000, representing 55% and 51% of service revenues, respectively. Cost of service revenues as a percent of service revenues increased in the three months ended March 31, 2001 due to an increase in personnel associated with our consulting business and a decrease in utilization rates. For the remainder of 2001, we expect our cost of service revenues as a percentage of service revenues to remain at or slightly above our March 31, 2001 level.

OPERATING EXPENSES

  Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $11.1 million in the three months ended March 31, 2001 from $4.1 million in the three months ended March 31, 2000. Research and development expenses represented 20% and 16% of total revenues in the three months ended March 31, 2001 and 2000, respectively. The increase in absolute dollars and as a percentage of total revenues was due primarily to increased personnel costs for development of future products and enhancement of existing products, incremental costs to roll out Version 5 of our platform and Version
4.1 of our analytic application products, and increased facilities costs during the quarter. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods.

  Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $23.4 million in the three months ended March 31, 2001 from $13.4 million in the three months ended March 31, 2000. The increased spending for sales and marketing reflects the hiring of additional sales and marketing personnel in connection with building our direct, reseller, distributor and OEM channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows, user conference and other marketing programs. Sales and marketing expenses for the three months ended March 31, 2001 and 2000 represented 43% and 52% of total revenues, respectively. The decline in sales and marketing expenses as a percentage of total revenues for these periods was due primarily to growth in total revenues. For the remainder of 2001, we expect sales and marketing expense to increase in absolute dollars.

  General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $4.9 million in the three months ended March 31, 2001 from $2.0 million in the three months ended March 31, 2000, representing 9% and 8% of our total revenues, respectively. Expenses increased due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. We expect that for the remainder of 2001, our general and administrative expenses will increase in absolute dollars.

     Bad debt expense charged to operations was $0.1 million and $59,000 for the three months ended March 31, 2001 and 2000, respectively, representing less than 1% of total revenues. The expense declined as a percentage of revenues in each year due primarily to an increase in repeat business with existing customers which contributed to more successful collection efforts.

  Amortization of Stock-Based Compensation

     In connection with the grant of certain stock options to employees, we recorded deferred stock-based compensation of $0.8 million in 1999 prior to our initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of our common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. We also recorded deferred stock-based compensation of $0.3 million through March 31, 2001 related to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model and the related amortization is being charged to operations over the related term of these consulting agreements. In addition, we recorded $1.6 million of deferred stock-based compensation through March 31, 2001 in conjunction with the assumption of certain stock options in the acquisitions of Influence Software, Inc. ("Influence") and Zimba which are being amortized over four years. Deferred stock-based compensation is presented as a reduction of stockholders' equity. Amortization of stock-based compensation amounted to $0.4 million in each of the three months ended March 31, 2001 and 2000.

  Amortization of Goodwill and Other Intangible Assets

     Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets include core technology, acquired workforce and patents.

     We anticipate that future amortization of goodwill and other intangibles associated with our business combinations and strategic alliance will continue to be amortized on a straight-line basis over their expected useful lives ranging from two years to three years. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net represents primarily interest income earned on our cash and cash equivalents, investments and restricted cash. Net interest income increased to $2.7 million in the three months ended March 31, 2001 from to $0.3 million in the three months ended March 31, 2000. The increase in the March 31, 2001 period was primarily due to an increased average cash balance as a result of the completion of our follow-on public offering of our common stock with net proceeds of $191.0 million in October 2000.

PROVISION FOR INCOME TAXES

     The provision for income taxes of $1.7 million and $0.2 million for the three months ended March 31, 2001, and 2000, respectively, consists of foreign income tax provided on the profits attributable to our foreign operations, federal alternative minimum tax and other state income taxes. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of March 31, 2001, we had $241.7 million in cash and cash equivalents, short-term and long-term investments and restricted cash.

     Our operating activities resulted in net cash inflows of $12.0 million in the three months ended March 31, 2001. The sources of cash were primarily due to decreases in accounts receivable and increases in deferred revenue and income taxes payable. The uses of cash in operating activities were due primarily to net losses (offset by non-cash charges for amortization of stock-based compensation and goodwill and other intangible assets) and increases in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities and accrued compensation and related expenses.

     For the three months ended March 31, 2000, our operating activities resulted in a net cash outflow of $6.3 million. The sources of cash were primarily due to net income and deferred revenue. The uses of cash in operating activities were primarily due to increases in accounts receivable and other assets and decreases in accounts payable and accrued liabilities and accrued compensation and related expenses.

     Investing activities used cash of $186.0 million in the three months ended March 31, 2001 and $3.5 million in the three months ended March 31, 2000. Of the $186.0 million used in investing activities in the three months ended March 31, 2001, $108.1 million was associated with purchases of short-term investments, $63.5 million associated with purchases of long-term investments, $5.7 million associated with the acquisition of syn-T-sys, $4.3 million for the second installment payment in January 2001 associated with the acquisition of Delphi Solutions AG ("Delphi"), our distributor in Switzerland and $4.4 million used for the purchase of property and equipment. Of the $3.5 million used in investing activities in the three months ended March 31, 2000, $2.3 million was associated with the acquisition of Delphi and $1.2 million used for the purchase of property and equipment.

     Financing activities provided cash of $5.7 million for the three months ended March 31, 2001 and $0.4 million for the three months ended March 31, 2000. The source of cash for the three months ended March 31, 2001 was principally proceeds from the issuance of common stock. The source of cash of $0.4 million for the three months ended March 31, 2000 was associated with the proceeds from issuance of common stock partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence in December 1999.

     As of March 31, 2001, our principal commitments consisted of obligations under operating leases. During the three months ended March 31, 2001, all outstanding borrowings under capital lease agreements were repaid.

     In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be completed in July 2001. The lease expires twelve years after occupancy. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement, of approximately $25.4 million as of March 31, 2001. The total estimated cost of leasehold improvements for this facility is approximately $31.5 million, but this amount is subject to change. We also expect expenditures of approximately $10.5 million for furniture, fixtures and equipment. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year's lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

     In February 2001, we entered into a fourteen month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet our current space requirements until the new facility in Redwood City, California is completed.

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers. As of March 31, 2001, we had $20.2 million of sales related to shipments to specific international customers, specific resellers and OEMs, based on limited credit history, for which revenue had not been recognized.

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

     - technological changes in computer systems and environments; and

     - general economic conditions, which may affect our customers' capital investment and information technology spending levels.

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

     Our quarterly product license revenues are difficult to forecast because we historically have not had a substantial backlog of orders, and therefore revenues in each quarter are substantially dependent on orders booked and shipped in that quarter and cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control, such as (i) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (ii) potential for delay or deferral of customer implementations of our software, (iii) changes in customer budgets, and (iv) seasonality of technology purchases and other general economic conditions. Nonetheless, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues.

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

     Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of decision support, data warehousing and analytic application software. Such competitors include Acta Technology, Ascential/Informix Corporation, Brio Technology, Inc., Broadbase Software, Inc., Business Objects S.A., Cognos Inc., E.piphany Inc., Microstrategy Inc. and Sagent Technology, Inc.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States, many industries are delaying or reducing technology purchases. Furthermore, an economic slowdown in

Europe may follow that of the United States and may cause European-based companies to delay or reduce technology purchases as well. The impact of this slowdown on us is difficult to predict, but it may result in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if the current economic conditions in the U.S. continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for any given quarter in 2001 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our profitability and financial condition.

IF WE ARE UNABLE TO ACCURATELY FORECAST SALES REVENUE, IT MAY HARM OUR BUSINESS OR RESULTS OF OPERATIONS.

     We use a "pipeline" system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Any change in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, a slowdown in the economy may cause customer purchases to be reduced in amount, deferred or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

     Analytic applications' higher price point and potentially longer sales cycle could be especially affected by a global economic slowdown, where larger transaction sizes receive closer scrutiny.

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

     Based on limited credit history, we recognize revenue from sales to OEMs, specific resellers, distributors and specific international customers at the time we receive payment for our products, rather than at the time of sale. If these customers do not make timely payment for our products, our revenues could decrease. Further, if our revenues from sales to these customers increase as a percentage of total revenues, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABLE OPERATIONS.

     We were incorporated in 1993 and began selling our products in 1996; and therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. We have incurred significant net losses since our inception, and we may not achieve profitability. We intend to increase our operating expenses in the next twelve months; therefore, our operating results will be harmed if revenues do not increase.

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR STRATEGIC ACQUISITIONS AND INVESTMENTS.

     In December 1999, we acquired Influence, a developer of analytic applications for e-business. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PwC intellectual property rights and personnel in exchange for shares of our common stock. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. We may not be able to effectively integrate these companies, intellectual property, or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

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

     The Financial Accounting Standards Board ("FASB") is considering the elimination of pooling-of-interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements.

     New FASB guidelines relating to accounting for goodwill could make our acquisition-related charges less predictable in any given reporting period. On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, Business Combinations and Intangible Assets that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, Intangible Assets. Under the proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The shift from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. If the standard is adopted as described above, our goodwill amortization charges would cease. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as goodwill arising out of future acquisitions as we continue to expand our business.

     The effect of these changes would be to increase the charges to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations could be harmed. Although these changes would not directly affect the purchase price for any of these acquisitions, they would have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD HARM OUR RESULTS OF OPERATIONS.

     We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be significantly harmed. Our ability to manage our operations and growth effectively requires us to continue to improve our sales, operational, financial and management controls, reporting systems and procedures and hiring programs. We may not be able to successfully implement improvements to our sales, management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls.

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED.

     Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our five issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage. Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Factors That May Affect Future Results."

INTEREST RATE RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investments consist primarily of high-credit quality securities. Due to the nature of our investments, we believe that there is no material risk exposure. All investments are carried at fair value.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Issuances of Securities

     On January 15, 2001, in connection with our acquisition of syn-T-sys B.V. and syn-T-sys N.V., we issued an aggregate of 44,161 unregistered shares of our common stock for the benefit of the stockholders of syn-T-sys B.V. and syn-T-sys N.V. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

Dated: May 10, 2001