Form 10-Q
period 2001-06-30
INFORMATICA CORP
filed 2001-08-08
CIK 1080099

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25871

INFORMATICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3350 West Bayshore, Palo Alto, California	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 687-6200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      As of July 31, 2001, there were 78,126,113 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2001

i

PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(1)
ASSETS

Current assets:

Cash and cash equivalents	$92,674	$217,713

Short-term investments	62,847	—

Restricted cash	8,116	8,116

Accounts receivable, net of allowances of $3,175 and $3,858, respectively	30,596	30,100

Prepaid expenses and other current assets	6,773	2,852

Total current assets	201,006	258,781

Property and equipment, net	43,830	31,131

Long-term investments	50,218	—

Restricted cash, less current portion	12,166	12,166

Goodwill and other intangible assets, net	45,208	47,491

Other assets	2,557	1,414

Total assets	$354,985	$350,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$15,662	$21,505

Accrued compensation and related expenses	13,383	11,648

Income taxes payable	4,674	3,910

Capital lease obligations	—	83

Deferred revenue	29,242	23,340

Total current liabilities	62,961	60,486

Stockholders’ equity	292,024	290,497

Total liabilities and stockholders’ equity	$354,985	$350,983

(1)	Derived from the December 31, 2000 audited consolidated financial statements.

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

License	$28,213	$21,733	$63,584	$38,569

Service	18,928	12,172	37,602	21,269

Total revenues	47,141	33,905	101,186	59,838

Cost of revenues:

License	780	359	1,224	793

Service	9,814	6,586	20,092	11,207

Total cost of revenues	10,594	6,945	21,316	12,000

Gross profit	36,547	26,960	79,870	47,838

Operating expenses:

Research and development	10,817	5,788	21,875	9,876

Sales and marketing	24,704	16,667	48,056	30,101

General and administrative	4,044	2,358	8,946	4,311

Amortization of stock-based compensation	316	130	672	529

Amortization of goodwill and other intangible assets	6,795	3,798	13,389	4,172

Purchased in-process research and development	—	2,199	—	2,199

Total operating expenses	46,676	30,940	92,938	51,188

Loss from operations	(10,129)	(3,980)	(13,068)	(3,350)

Interest income and other, net	2,212	421	4,917	722

Loss before income taxes	(7,917)	(3,559)	(8,151)	(2,628)

Income tax provision (benefit)	(375)	642	1,304	875

Net loss	$(7,542)	$(4,201)	$(9,455)	$(3,503)

Net loss per share:

Basic and diluted	$(0.10)	$(0.06)	$(0.12)	$(0.05)

Shares used in calculation of net loss per share:

Basic and diluted	77,307	68,423	76,969	67,033

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2001	2000

Operating activities

Net loss	$(9,455)	$(3,503)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	1,732	440

Provision for doubtful accounts	208	40

Amortization of stock-based compensation	672	529

Amortization of goodwill and other intangible assets	13,389	4,172

Purchased in-process research and development	—	2,199

Interest expense related to notes payable	—	125

Changes in operating assets and liabilities:

Accounts receivable	945	(10,072)

Prepaid expenses and other current assets	(3,685)	(1,086)

Other assets	(1,073)	(1,143)

Accounts payable and accrued liabilities	(2,015)	38

Accrued compensation and related expenses	1,338	(175)

Income taxes payable	555	616

Deferred revenue	5,436	5,545

Net cash provided by (used in) operating activities	8,047	(2,275)

Investing activities

Purchase of property and equipment, net	(14,152)	(2,747)

Purchases of short-term investments, net	(62,716)	—

Purchases of long-term investments, net	(49,992)	—

Acquisitions, net of cash acquired	(13,737)	(2,309)

Transfer to restricted cash	—	(20,282)

Net cash used in investing activities	(140,597)	(25,338)

Financing activities

Proceeds from issuance of common stock	7,474	5,724

Payments on notes payable to stockholders	—	(3,572)

Payments on capital lease obligations	(83)	(32)

Repayment of notes receivable from stockholders	—	40

Net cash provided by financing activities	7,391	2,160

Effect of foreign currency translation on cash and cash equivalents	120	(237)

Decrease in cash and cash equivalents	(125,039)	(25,690)

Cash and cash equivalents at beginning of period	217,713	57,521

Cash and cash equivalents at end of period	$92,674	$31,831

Supplemental disclosures:

Interest paid	$—	$217

Income taxes paid	$255	$97

Supplemental disclosures of noncash investing and financing activities:

Deferred stock-based compensation related to common stock options granted	$(219)	$1,194

Common stock issued in connection with acquisitions	$2,351	$31,708

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  1. Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2001.

  2. Revenue Recognition

      The Company recognizes revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”).

      The Company generates revenues from sales of software licenses and services. The Company’s license revenues are derived from its infrastructure and analytic application software products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company’s products either directly from the Company or indirectly through resellers, distributors and OEMs.

      License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. For the infrastructure software products to end users, revenue is recognized upon shipment and when collectibility is probable. For the analytic application software products, the Company recognizes the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application software products for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, the Company recognizes revenue at the time payment is received for the Company’s products, rather than at the time of sale. The Company’s standard agreements do not contain product return rights.

      Maintenance revenues, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of the Company’s software products. Training revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred revenue amounts do not include items which are both deferred and unbilled. The Company’s practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers.

  3. Stock Splits

      On January 26, 2000 and November 19, 2000, the Board of Directors approved two-for-one splits of its common stock to be effected in the form of a stock dividend. The stock splits were effected by distribution of one share of the Company’s common stock for each share of common stock held by each stockholder of record as of February 18, 2000 and November 29, 2000, respectively.

      All references in the financial statements to number of shares and per share amounts of the Company’s common stock have been restated for the effect of the stock splits.

  4. Investments

      The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. No realized gains and losses were reported for the three and six months ended June 30, 2001 and 2000.

      The available-for-sale securities consist of the following at June 30, 2001 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market funds	$69,375	$—	$—	$69,375

Government notes and bonds	104,515	262	(2)	104,775

Corporate bonds	8,193	97	—	8,290

	$182,083	$359	$(2)	$182,440

      At June 30, 2001, investments of $69.4 million are classified as cash and cash equivalents, $62.8 million are classified as short-term investments due within one year, and $50.2 million are classified as long-term investments due within two years.

  5. Net Loss Per Share

      Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2001 and 2000, as their inclusion would be antidilutive.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(7,542)	$(4,201)	$(9,455)	$(3,503)

Weighted average shares of common stock outstanding used in calculation of net loss per share:

Basic and diluted	77,307	68,423	76,969	67,033

Net loss per share:

Basic and diluted	$(0.10)	$(0.06)	$(0.12)	$(0.05)

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 5,546,000 and 9,363,000 common stock equivalents for the three months ended June 30, 2001 and 2000, respectively, and 6,274,000 and 11,005,000 common stock equivalents for the six months ended June 30, 2001 and 2000, respectively (determined using the treasury stock method).

  6. Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net loss	$(7,542)	$(4,201)	$(9,455)	$(3,503)

Other comprehensive income (loss):

Unrealized gain on investments	159	—	357	—

Foreign currency translation adjustment	(15)	(90)	120	(237)

Comprehensive loss	$(7,398)	$(4,291)	$(8,978)	$(3,740)

      The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2001	2000

Unrealized gain on investments	$357	$—

Foreign currency translation adjustment	422	302

Accumulated other comprehensive income	$779	$302

  7. Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

  8. Recent Accounting Pronouncements

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company adopted SFAS 133 effective January 1, 2001. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133 did not have an impact on the Company’s financial position or results of operations.

      In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion 25.” This interpretation clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant impact on the Company’s financial position or results of operations.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 141 and SFAS 142 establish new standards for accounting for goodwill and intangible assets acquired in a business combination. It requires recognition of goodwill as an asset, but goodwill and intangible assets deemed to have indefinite lives will no longer be amortized after December 2001. Under the new standards, goodwill will be subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.0 million in 2002. The Company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The effect of these tests on the earnings and financial position of the Company has not been determined.

  9. Business Combinations

      In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company’s common stock and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price may be increased by up to $1.5 million payable in shares of the Company’s common stock based upon the attainment of certain financial targets. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million are being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As of June 30, 2001, accumulated amortization and amortization expense was approximately $1.7 million related to the syn-T-sys acquisition. The results of operations of syn-T-sys have been included in the Company’s results of operations since the acquisition date. Pro forma results of

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

operations have not been presented since the effects of the acquisition were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

      In June 2001, the Company acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 49,543 shares of the Company’s common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. As part of the agreement, 6,907 of the shares issued pursuant to the acquisition were placed in escrow contingent on the continued employment of certain employees and were not included in the purchase price. Upon resolution of the contingency in June 2002, the Company will record the current fair value of the shares as a compensation expense. The Company may issue an additional 24,767 shares of the Company’s common stock and pay additional cash of $0.6 million based upon the attainment of certain financial targets. The purchase price of the transaction, including related expenses, was approximately $5.0 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $4.8 million are being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As of June 30, 2001, accumulated amortization and amortization expense was approximately $0.2 million related to the Informatica Partners acquisition. The results of operations of Informatica Partners have been included in the Company’s results of operations since the acquisition date. The following unaudited pro forma adjusted summary reflects the condensed consolidated results of operations for the six months ended June 30, 2001 and 2000, assuming Informatica Partners had been acquired at the beginning of the pro forma periods presented and is not intended to be indicative of future results (in thousands, except per share data):

	Six months ended
	June 30,

	2001	2000

Pro forma adjusted total revenue	$100,720	$61,321

Pro forma adjusted net loss	(12,024)	(3,996)

Pro forma adjusted net loss per share — basic and diluted	$(0.16)	$(0.06)

      In June 2001, the Company paid the final payment under the share purchase agreement related to the acquisition of Delphi Solutions AG (“Delphi”) in February 2000. As a result, the purchase price and related goodwill were reduced by $0.5 million. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001.

10. Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and expected to be occupied in August 2001. The lease expires twelve years after occupancy. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement, of approximately $33.3 million, as of June 30, 2001. The total estimated cost of leasehold improvements for this facility is approximately $34.5 million, but this amount is subject to change. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

      In February 2001, the Company entered into a fourteen-month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet its current space requirements until the new facility in Redwood City, California is completed.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Subsequent Events

      On July 20, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Informatica employees have the option to cancel outstanding stock options previously granted in exchange for a new non-qualified stock option grant for an equal number of shares to be granted at a future date, at least six months and a day from the cancellation date. The cancellation date is expected to be September 13, 2001. The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of the grant, which is expected to be on or after March 14, 2002. The new options will have terms and conditions that are substantially the same as those of the cancelled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors and its executive officers are not eligible to participate in this program.

      In July 2001, the Company announced its plan to consolidate its four San Francisco bay area locations into its new facility in Redwood City. As a result of the consolidation of its facilities, the Company expects to record a restructuring charge during the third quarter of 2001 of approximately $9.0 million to $12.0 million for excess leased facilities and the related improvements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities law, particularly statements referencing costs and operating expenses as a percentage of total revenues; expected hiring of additional research and development, sales and marketing personnel; our revenues and operating expenses in the third and fourth quarters of 2001; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses or products; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in “Factors That May Affect Our Future Results” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Overview

      We are a leading provider of e-business infrastructure and analytic application software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to improve operational performance and enhance competitive advantage. We sell our products through direct sales forces in the United States, Belgium, Canada, France, Germany, Netherlands, Switzerland and the United Kingdom, and also through resellers in other international markets.

  Source of Revenues and Revenue Recognition Policy

      We generate revenues from sales of software licenses and services. Our license revenues are derived from our infrastructure products and our analytic application products. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. For the infrastructure software products to end users, we recognize revenue upon shipment and when collectibility is probable. For our analytic application software products, we recognize the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application software products for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. We also enter into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

      We recognize maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

      Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers.

   Targets for Third and Fourth Quarter 2001

      Our second quarter 2001 performance and continued uncertainty regarding the economic environment has caused us to be more conservative in our outlook. We are basing our targets on the assumption that the U.S. economy shows little or no improvement through the first quarter of 2002, and that international markets will continue to deteriorate, although modestly, and show seasonal softness in July and August. With those assumptions, we are targeting third quarter revenue to be essentially flat with the second quarter of 2001, and we are targeting fourth quarter revenue to be in the range of $50 million to $53 million. We are targeting our operating expenses for the third and fourth quarters to be $43 million to $45 million before a facilities consolidation charge of $9 million to $12 million in the third quarter of 2001. See Notes 10 and 11 to Condensed Consolidated Financial Statements.

      The statements regarding targeted revenues and operating expenses for the third and fourth quarter of 2001 are forward-looking, and actual results may differ materially. Factors that could cause actual third and fourth quarter 2001 results to differ include but are not limited to the following: continuing uncertainty regarding global economic conditions; the pace of IT capital spending; the level of demand for our products, particularly our analytic application software products; acceptance of our new products; the successful integration of our products with the products of our technology partners; and the additional risk factors set forth below in “Factors That May Affect Our Future Results.”

Revenues

      Our total revenues for the three months ended June 30, 2001 increased to $47.1 million from $33.9 million for the three months ended June 30, 2000, representing an increase of 39%. For the six months ended June 30, 2001, our total revenues increased to $101.2 million, representing growth of 69% over the $59.8 million for the six months ended June 30, 2000. Our license revenues increased to $28.2 million in the three months ended June 30, 2001 from $21.7 million in the three months ended June 30, 2000, representing an increase of 30%. Our license revenues for the six months ended June 30, 2001 increased to $63.6 million from $38.6 million for the six months ended June 30, 2000, representing growth of 65%. License revenue increases in both periods were due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of our products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $18.9 million for the three months ended June 30, 2001 from $12.2 million for the three months ended June 30, 2000, representing growth of 56%. For the six months ended June 30, 2001, our service revenues increased to $37.6 million from $21.3 million for the six months ended June 30, 2000, representing growth of 77%. Service revenue increases in both periods were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in Europe, many industries are delaying or reducing technology purchases. We felt the impact of this slowdown in the second quarter of 2001 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if economic conditions in the U.S. and Europe worsen or if a wider or global economic slowdown occurs, we will continue to fall short of our revenue expectations for any given quarter in 2001 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our financial condition.

Cost of Revenues

  Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation and production costs. Cost of license revenues was $0.8 million and $0.4 million in the three months ended June 30, 2001 and 2000, respectively, representing 3% and 2% of license revenues in each of these periods. For the six months ended June 30, 2001 and 2000, our cost of license revenues increased to $1.2 million from $0.8 million, respectively, representing 2% of license revenues in each of these periods. The increase in absolute dollar amount was due primarily to an increase in royalty expense related to the increase in license revenue. We expect cost of license revenues as a percentage of license revenues for the remainder of 2001 to remain at or slightly above the 3% of license revenues experienced for the three months ended June 30, 2001.

  Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $9.8 million and $6.6 million in the three months ended June 30, 2001 and 2000, respectively, representing 52% and 54% of service revenues, respectively. Our cost of service revenues was $20.1 million and $11.2 million for the six months ended June 30, 2001 and 2000, respectively, representing 53% of service revenues in each of these periods. Cost of service revenues as a percent of service revenues decreased in the three months ended June 30, 2001 due primarily to an increase in maintenance revenues without a similar corresponding increase to cost of maintenance. For the remainder of 2001, we expect our cost of service revenues as a percentage of service revenues to remain at approximately the same as our June 30, 2001 level.

Operating Expenses

  Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $10.8 million in the three months ended June 30, 2001 from $5.8 million in the three months ended June 30, 2000. Research and development expenses represented 23% and 17% of total revenues in the three months ended June 30, 2001 and 2000, respectively. Research and development expenses for the six months ended June 30, 2001 and 2000 were $21.9 million and $9.9 million, representing 22% and 17% of total revenues, respectively. For both 2001 periods, the increase in absolute dollars and as a percentage of total revenues was due primarily to increased personnel costs for development of future products and enhancement of existing products. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in the third quarter of 2001 due to increased facilities expenses and an increase in average headcount over the first half of 2001.

  Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $24.7 million in the three months ended June 30, 2001 from $16.7 million in the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, sales and marketing expenses were $48.1 million and $30.1 million, respectively. The increased spending for sales and marketing reflects the hiring of additional sales and marketing personnel in connection with building our direct, reseller, distributor and OEM channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows, user conference and other marketing programs. Sales and marketing expenses for the three months ended June 30, 2001 and 2000 represented 52% and 49% of total revenues, respectively. For the six months ended June 30, 2001 and 2000, sales and marketing expenses represented 47% and 50% of total revenues, respectively. Our sales and marketing expenses as a percentage of revenue for the second quarter of 2001 increased over the second quarter of 2000 due primarily to the average headcount growth. The decline in sales and marketing expenses in the first six months of 2001 as a percentage of revenue was associated with the reduction in marketing expenses and commissions, partially offset by the increase in average headcount and related expenses. We expect sales and marketing expenses to increase in absolute dollars in the third quarter of 2001 due to the increased average headcount and incremental facilities expenses.

  General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $4.0 million in the three months ended June 30, 2001 from $2.4 million in the three months ended June 30, 2000, representing 9% and 7% of our total revenues, respectively. For the six months ended June 30, 2001 and 2000, general and administrative expenses were $8.9 million and $4.3 million, representing 9% and 7% of total revenues, respectively. In both 2001 periods, general and administrative expenses increased due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. We expect that general and administrative expenses will increase in the third quarter of 2001 in absolute dollars due primarily to increases in facilities expenses.

      Bad debt expense charged to operations was $90,000 and $62,000 for the three months ended June 30, 2001 and 2000. For the six months ended June 30, 2001 and 2000, the bad debt expense charged to operations was $0.2 million and $0.1 million, respectively. The expense as a percentage of revenues remained constant at less than 1% of total revenues for all periods.

  Amortization of Stock-Based Compensation

      In connection with the grant of certain stock options to employees, we recorded deferred stock-based compensation of $0.8 million in 1999 prior to our initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of our common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. We also recorded deferred stock-based compensation of $0.2 million through June 30, 2001 related to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model and the related amortization is being charged to operations over the related term of these consulting agreements. In addition, we recorded $1.8 million of deferred stock-based compensation through June 30, 2001 in conjunction with the assumption of certain stock options in the acquisitions of Influence Software, Inc. and Zimba which are being amortized over four years. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $0.3 million and $0.1 million for the three months ended June 30, 2001 and 2000, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2001 and 2000.

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

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 141 and SFAS 142 establish new standards for accounting for goodwill and intangible assets acquired in a business combination. It requires recognition of goodwill as an asset, but goodwill and intangible assets deemed to have indefinite lives will no longer be amortized after December 2001. Under the new standards, goodwill will be subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. Other intangible assets will continue to be amortized over their useful lives.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.0 million in 2002. We will perform the first of the required impairment tests of goodwill as of January 1, 2002. The effect of these tests on our earnings and financial position have not been determined.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash and cash equivalents, investments and restricted cash. Net interest income increased to $2.2 million in the three months ended June 30, 2001 from $0.4 million in the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, net interest income increased to $4.9 million from $0.7 million, respectively. The increase in the three and six months ended June 30, 2001 period was primarily due to an increased average cash balance as a result of the completion of our follow-on public offering of our common stock with net proceeds of $191.0 million in October 2000.

Provision For Income Taxes

      The provision (benefit) for income taxes of ($0.4 million) for the three months ended June 30, 2001 consists of a benefit of federal alternative minimum tax and other state income tax net of foreign income tax provided on the profits attributable for foreign operations. The provision for income taxes of $0.6 million for the three months ended June 30, 2000 consists of foreign income tax provided on the profits attributable to our foreign operations, federal alternative minimum tax and other state income taxes. For the six months ended June 30, 2001 and 2000, we recorded an income tax provision of $1.3 million and $0.9 million, respectively, which consists of foreign income tax provided on the profits attributable to our foreign operations, federal alternative minimum tax and other state income taxes. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of June 30, 2001, we had $226.0 million in cash and cash equivalents, short-term and long-term investments and restricted cash.

      Our operating activities resulted in net cash inflows of $8.0 million in the six months ended June 30, 2001. The sources of cash were primarily due to increases in accrued compensation and related expenses and deferred revenue. The uses of cash in operating activities were due primarily to net losses (offset by non-cash charges for amortization of stock-based compensation and goodwill and other intangible assets) and increases in prepaid expenses and other current assets and other assets and decreases in accounts payable and accrued liabilities.

      For the six months ended June 30, 2000, our operating activities resulted in a net cash outflow of $2.3 million. The source of cash was primarily due to an increase in deferred revenue. The uses of cash in operating activities were primarily due to net losses (offset by non-cash charges for amortization of stock-based compensation and goodwill and other intangible assets and purchased in-process research and development) and increases in accounts receivable, prepaid expenses and other current assets and other assets.

      Investing activities used cash of $140.6 million in the six months ended June 30, 2001 and $25.3 million in the six months ended June 30, 2000. Of the $140.6 million used in investing activities in the six months ended June 30, 2001, $62.7 million was associated with purchases of short-term investments, $50.0 million associated with purchases of long-term investments, $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys, $3.5 million, net of cash acquired, associated with the acquisition of Informatica Partners, $4.5 million for the second installment payment in January 2001 associated with the acquisition of Delphi Solutions AG (“Delphi”), our distributor in Switzerland and $14.2 million used for the purchase of property and equipment. Of the $25.3 million used in investing activities in the six months ended June 30, 2000, $20.3 was associated with requirements for restricted cash, $2.3 million was associated with the acquisition of Delphi and $2.7 million was used for the purchase of property and equipment.

      Financing activities provided cash of $7.4 million for the six months ended June 30, 2001 and $2.2 million for the six months ended June 30, 2000. The source of cash for the six months ended June 30, 2001 was principally proceeds from the issuance of common stock. The source of cash of $2.2 million for the six months ended June 30, 2000 was associated with the proceeds from issuance of common stock partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence in December 1999.

      As of June 30, 2001, our principal commitments consisted of obligations under operating leases. During the six months ended June 30, 2001, all outstanding borrowings under capital lease agreements were repaid.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. The facility is under construction and is expected to be occupied in August 2001. The lease expires twelve years after occupancy. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement, of approximately $33.3 million as of June 30, 2001. The total estimated cost of leasehold improvements for this facility is approximately $34.5 million, but this amount is subject to change. We also expect total expenditures of approximately $12.0 million for furniture, fixtures and equipment. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

      In February 2001, we entered into a fourteen-month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet our current space requirements until the new facility in Redwood City, California is completed.

      Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers. As of June 30, 2001, we had $19.0 million of sales related to shipments to specific international customers, specific resellers and OEMs, based on limited credit history, for which revenue had not been recognized.

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

Factors That May Affect Future Results

      Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other Securities and Exchange Commission filings including our Form 10-K for year ended December 31, 2000.

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

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	market acceptance of our products;

•	the length and variability of our sales cycle for our products;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	our success in expanding our sales and marketing programs;

•	technological changes in computer systems and environments;

•	general economic conditions, which may affect our customers’ capital investment and information technology spending levels; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

      Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of the quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operation for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customers’ cancellations or delays of orders will more likely harm our revenues and results of operations.

      Our quarterly product license revenues are difficult to forecast because we do not have a substantial backlog of orders, and therefore revenues in each quarter are substantially dependent on orders booked an shipped in that quarter and cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control, such as (1) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software, (3) changes in customer budgets, and (4) seasonality of technology purchases and other general economic conditions. Nonetheless, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues.

      The difficulty we have in predicting our quarterly revenue means revenues shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. While we achieved significant quarter-to-quarter revenue growth in the past, you should not take these recent quarterly results to be indicative of our future performance. We do not expect to sustain this same rate of sequential quarterly revenue growth in future periods. Moreover, our future operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

General economic conditions may reduce our revenues and harm our business.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. Because of the recent economic slowdown in the United States and in Europe, many industries are delaying or reducing technology purchases. The impact of this slowdown on us is difficult to predict, but it has resulted in reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic application software products. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, or if a wider or global economic slowdown occurs, we will continue to fall short of our revenue expectations for any given quarter in 2001 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our financial condition.

Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.

      To date, substantially all of our revenues have been derived from our PowerCenter, PowerConnects, PowerMart, our analytic application software products and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues will be adversely affected. In particular, we recently released our analytic application products and the degree of market acceptance for these products is unknown. Market acceptance of our products could be affected if, among other things, competition substantially increases in the analytic applications marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

If the market in which we sell our products and services does not grow as we anticipate, it will adversely affect our revenues.

      The market for software solutions, including analytic applications, that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe large companies have deployed these software solutions to make business decisions on a relatively limited basis. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

      Analytic applications’ higher price point and potentially longer sales cycle could be especially affected by a global economic slowdown, where larger transaction sizes receive closer scrutiny.

If we are unable to accurately forecast revenues, it may harm our business or results of operations.

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Any change in the conversion of the pipeline into contracts or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, a slowdown in the economy may cause customer purchases to be reduced in amount, deferred or cancelled which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

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

      We intend to continue to license technologies from third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. If we cannot obtain, integrate or continue to license any of these technologies, we may experience a delay in product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. We may not be able to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

•	risks of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

The lengthy sales cycle and implementation process of our products makes our revenues susceptible to fluctuations.

      Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products, particularly our analytic applications products, typically requires executive-level approval for investment in our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time.

Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles;

•	concerns about the introduction of our products or competitors’ new products; or

•	potential downturns in general economic conditions.

      Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. The implementation of our products, particularly our analytic application products, can be a complex and time-consuming process, the length and cost of which may be difficult to predict. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue.

The market in which we sell our products is highly competitive.

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Many of our competitors or potential competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of data warehousing and analytic application software. Such competitors include Acta Technology, Ascential Software Corporation, Broadbase Software, Inc., E.piphany Inc. and Sagent Technology, Inc.

      In addition, we compete against database vendors and business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our solutions, such as Brio Technology, Inc., Business Objects S.A., Cognos Inc., Hyperion Solutions Corporation and Microstrategy Inc. These products typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft and Oracle.

If we do not maintain and strengthen our relationships with our strategic partners, our ability to generate revenue and control implementation costs will be adversely affected.

      We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers and distributors, for marketing, licensing, implementing and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise resource planning providers and enterprise application providers, for the promotion and implementation of our solutions.

      In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Accenture, Ariba, BroadVision, Business Objects, Deloitte Consulting, KPMG

Consulting, PeopleSoft, PricewaterhouseCoopers (“PWC”), SAP, Siebel Systems, Sybase, TIBCO, Vitrio and webMethods. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

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

      In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter. As a result, we historically have experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter. While some of this effect can be attributed to the rapid growth of revenues in recent years, we believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales tend to be relatively lower during the summer months than during other periods. We expect that seasonal trends will continue for the foreseeable future. This seasonal impact may increase as we continue to focus our sales efforts on large corporations.

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

      In December 1999, we acquired Influence, a developer of analytic applications for e-business. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PwC intellectual property rights and personnel in exchange for shares of our common stock. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. In June 2001, we acquired Informatica Partners, a distributor of our products in France. We may not be able to effectively integrate these companies, intellectual property, or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

•	the loss of key personnel, customers and business relationships;

•	difficulties associated with assimilating and integrating the new personnel and operations of the acquired company;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;

•	the risk of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology;

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs; and

•	the risk of impairment write-offs.

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

      We intend to continue to expand our international operations, and as a result, we may face significant additional risks. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

      Our international operations face numerous risks. Our products must be localized — customized to meet local user needs — in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future growth could be limited.

      Our international business is subject to a number of risks, including the following:

•	greater difficulty in protecting intellectual property;

•	greater difficulty in staffing and managing foreign operations;

•	greater risk of uncollectible accounts;

•	longer collection cycles;

•	potential unexpected changes in regulatory practices and tariffs;

•	potential unexpected changes in tax laws and treaties;

•	sales seasonality;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and

•	general economic and political conditions in these foreign markets.

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

If we are not able to adequately protect our propriety rights, our business could be harmed.

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

      The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including the following:

•	the announcement of new products or product enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

      In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future, which is often expensive and diverts management’s attention and resources, which could harm our ability to execute our business plan. Such factors and fluctuations, as well as general economic, political and market conditions, may cause the market price of our common stock to decline, which may impact our operations.

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

      Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of Informatica or a change in our management. Our amended and restated certificate of incorporation provides that we have a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board has the effect of making it more difficult for third parties to insert their representatives on our Board of Directors and gain control of Informatica. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Market Risk

      The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Factors That May Affect Future Results.”

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

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

(c)  Issuances of Securities

      On June 6, 2001, in connection with our acquisition of Informatica Partners, we issued an aggregate of 49,543 unregistered shares of our common stock for the benefit of the stockholders of Informatica Partners. The transaction was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) and Regulation S thereof.

Item 4.   Submission of Matters to a Vote of Securities Holders

(a)  At the Company’s Annual Meeting of Stockholders held on May 24, 2001, the following individual was re-elected to the Board of Directors:

	Class	Votes For	Votes Withheld

Vincent R. Worms	I	63,242,276	74,230

(b)  The following proposal was approved at the Company’s Annual Meeting:

	Affirmative	Negative	Votes
	Votes	Votes	Withheld

1. Ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2001	67,593,147	721,403	1,956

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Company’s 2000 Stock Incentive Plan, as amended.

(b)  Reports on Form 8-K

      None.

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

By:	/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: August 3, 2001

EXHIBIT INDEX

10.1	Company’s 2000 Stock Incentive Plan, as amended.