Form 10-Q
period 2001-09-30
INFORMATICA CORP
filed 2001-11-13
CIK 1080099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25871

INFORMATICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2100 Seaport Blvd, Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(650) 385-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑   No  ☐

      As of October 31, 2001, there were 78,347,100 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2001

i

PART I.     FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)	(1)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$132,158	$217,713
Short-term investments	17,567	—
Restricted cash	—	8,116
Accounts receivable, net of allowances of $2,782 and $3,858, respectively	29,193	30,100
Prepaid expenses and other current assets	5,823	2,852

Total current assets	184,741	258,781
Property and equipment, net	49,315	31,131
Long-term investments	59,064	—
Restricted cash, less current portion	12,166	12,166
Goodwill and other intangible assets, net	38,214	47,491
Other assets	1,504	1,414

Total assets	$345,004	$350,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,756	$21,505
Accrued compensation and related expenses	13,613	11,648
Income taxes payable	4,028	3,910
Restructuring charges	4,658	—
Capital lease obligations	—	83
Deferred revenue	31,341	23,340

Total current liabilities	70,396	60,486
Restructuring charges, less current portion	5,941	—
Stockholders’ equity	268,667	290,497

Total liabilities and stockholders’ equity	$345,004	$350,983

(1)	Derived from the December 31, 2000 audited consolidated financial statements.

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands, except per share data)

	(Unaudited)
Revenues:
License	$27,171	$28,475	$90,755	$67,044
Service	19,347	14,333	56,949	35,602

Total revenues	46,518	42,808	147,704	102,646
Cost of revenues:
License	1,412	443	2,636	1,236
Service	10,138	8,019	30,230	19,226

Total cost of revenues	11,550	8,462	32,866	20,462

Gross profit	34,968	34,346	114,838	82,184
Operating expenses:
Research and development	13,224	7,787	35,099	17,663
Sales and marketing	26,191	20,460	74,247	50,561
General and administrative	5,507	3,178	14,453	7,489
Amortization of stock-based compensation	277	427	949	956
Amortization of goodwill and other intangible assets	6,994	4,367	20,383	8,539
Purchased in-process research and development	—	5,117	—	7,316
Restructuring charges	12,096	—	12,096	—

Total operating expenses	64,289	41,336	157,227	92,524

Loss from operations	(29,321)	(6,990)	(42,389)	(10,340)
Interest income and other, net	2,338	357	7,255	1,079

Loss before income taxes	(26,983)	(6,633)	(35,134)	(9,261)
Income tax provision	—	820	1,304	1,695

Net loss	$(26,983)	$(7,453)	$(36,438)	$(10,956)

Net loss per share:
Basic and diluted	$(0.35)	$(0.11)	$(0.47)	$(0.16)

Shares used in calculation of net loss per share:
Basic and diluted	78,038	69,608	77,330	67,898

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2001	2000

	(In thousands)

	(Unaudited)
Operating activities
Net loss	$(36,438)	$(10,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,353	917
Sales and returns allowances	—	877
Provision for doubtful accounts	298	182
Amortization of stock-based compensation	949	956
Amortization of goodwill and other intangible assets	20,383	8,539
Purchased in-process research and development	—	7,316
Interest expense related to notes payable	—	125
Changes in operating assets and liabilities:
Accounts receivable	2,258	(17,552)
Prepaid expenses and other current assets	(2,735)	(2,087)
Other assets	(20)	(1,209)
Accounts payable and accrued liabilities	(778)	3,347
Accrued compensation and related expenses	1,568	904
Income taxes payable	(91)	1,419
Restructuring charges	10,599	—
Deferred revenue	7,535	8,403

Net cash provided by operating activities	6,881	1,181

Investing activities
Purchase of property and equipment, net	(21,401)	(4,222)
Purchases of short-term investments, net	(17,474)	—
Purchases of long-term investments, net	(58,561)	—
Acquisitions, net of cash acquired	(13,737)	(2,217)
Transfers of restricted cash	8,116	(20,282)

Net cash used in investing activities	(103,057)	(26,721)

Financing activities
Proceeds from issuance of common stock, net of payments for repurchases	10,544	10,792
Payments on notes payable to stockholders	—	(3,572)
Payments on capital lease obligations	(83)	(91)
Repayment of notes receivable from stockholders	—	40

Net cash provided by financing activities	10,461	7,169

Effect of foreign currency translation on cash and cash equivalents	160	(325)

Decrease in cash and cash equivalents	(85,555)	(18,696)
Cash and cash equivalents at beginning of period	217,713	57,521

Cash and cash equivalents at end of period	$132,158	$38,825

Supplemental disclosures:
Interest paid	$—	$229

Income taxes paid	$308	$97

Supplemental disclosures of noncash investing and financing activities:
Deferred stock-based compensation related to common stock options granted	$(219)	$1,989

Deferred stock-based compensation reduction related to common stock options cancelled	$(1,862)	$—

Common stock issued in connection with acquisitions	$2,359	$56,508

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

2.     Revenue Recognition

      The Company recognizes revenues in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”).

      The Company generates revenues from sales of software licenses and services. The Company’s license revenues are derived from its enterprise analytic software, which consists of data integration and analytic applications products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company’s products either directly from the Company or indirectly through resellers, distributors and OEMs.

      License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. For the data integration products to end users, revenue is recognized upon shipment and when collectibility is probable. For the analytic applications, the Company recognizes the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, the Company recognizes revenue at the time payment is received for the Company’s products, rather than at the time of sale. The Company’s standard agreements do not contain product return rights.

      Maintenance revenues, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation and implementation of the Company’s software products. Training revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

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

4.     Investments

      The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. No realized gains and losses were reported for the three and nine months ended September 30, 2001 and 2000.

      The available-for-sale securities consist of the following at September 30, 2001 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Money market funds	$84,759	$—	$—	$84,759
Commercial paper	8,966	—	(3)	8,963
U.S. Government notes and bonds	52,451	289	—	52,740
Municipal securities	11,000	—	—	11,000
Corporate bonds	17,609	312	(2)	17,919

	$174,785	$601	$(5)	$175,381

      At September 30, 2001, investments of $98.7 million are classified as cash and cash equivalents, $17.6 million are classified as short-term investments due within one year, and $59.1 million are classified as long-term investments due within two years.

5.     Net Loss Per Share

      Basic and diluted net loss per share is presented in conformity with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2001 and 2000, as their inclusion would be antidilutive.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three months ended		?Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(26,983)	$(7,453)	$(36,438)	$(10,956)

Weighted average shares of common stock outstanding used in calculation of net loss per share:
Basic and diluted	78,038	69,608	77,330	67,898
Net loss per share:
Basic and diluted	$(0.35)	$(0.11)	$(0.47)	$(0.16)

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,263,000 and 10,579,000 common stock equivalents for the three months ended September 30, 2001 and 2000, respectively, and 5,478,000 and 10,881,000 common stock equivalents for the nine months ended September 30, 2001 and 2000, respectively (determined using the treasury stock method).

6.     Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(26,983)	$(7,453)	$(36,438)	$(10,956)
Other comprehensive income (loss):
Unrealized gain on investments	239	—	596	—
Foreign currency translation adjustment	40	(88)	160	(325)

Comprehensive loss	$(26,704)	$(7,541)	$(35,682)	$(11,281)

      The components of accumulated other comprehensive income are as follows (in thousands):

	September 30,	December 31,
	2001	2000

Unrealized gain on investments	$596	$—
Foreign currency translation adjustment	462	302

Accumulated other comprehensive income	$1,058	$302

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 141 and SFAS 142 establish new standards for accounting for goodwill and intangible assets acquired in a business combination. It requires recognition of goodwill as an asset, but goodwill will no longer be amortized after December 2001. Under the new standards, goodwill will be subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.0 million in 2002. If indicators of impairment of goodwill exist upon adoption of the new standard, the Company will perform the required impairment tests. The effect of these tests on the earnings and financial position of the Company has not been determined.

9.     Business Combinations

      In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company’s common stock and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price may be increased by up to $1.5 million payable in shares of the Company’s common stock based upon the attainment of certain financial targets. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million are being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As of September 30, 2001, accumulated amortization and amortization expense was approximately $2.6 million related to the syn-T-sys acquisition. The results of operations of syn-T-sys have been included in the Company’s results of operations since the acquisition date. Pro forma results of

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations have not been presented since the effects of the acquisition were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

      In June 2001, the Company acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 49,543 shares of the Company’s common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. As part of the agreement, 6,907 of the shares issued pursuant to the acquisition were placed in escrow contingent on the continued employment of certain employees and were not included in the purchase price. Upon resolution of the contingency in June 2002, the Company will record the current fair value of the shares as a compensation expense. The Company may issue an additional 24,767 shares of the Company’s common stock and pay additional cash of $0.6 million based upon the attainment of certain financial targets. The purchase price of the transaction, including related expenses, was approximately $5.0 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $4.8 million are being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As of September 30, 2001, accumulated amortization and amortization expense was approximately $0.8 million related to the Informatica Partners acquisition. The results of operations of Informatica Partners have been included in the Company’s results of operations since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed consolidated results of operations for the nine months ended September 30, 2001 and 2000, assuming Informatica Partners had been acquired at the beginning of the pro forma periods presented and is not intended to be indicative of future results (in thousands, except per share data):

	Nine months ended
	September 30,

	2001	2000

Pro forma adjusted total revenue	$147,238	$105,011
Pro forma adjusted net loss	(39,007)	(11,646)
Pro forma adjusted net loss per share — basic and diluted	$(0.50)	$(0.17)

      In June 2001, the Company paid the final payment under the share purchase agreement related to the acquisition of Delphi Solutions AG (“Delphi”) in February 2000. As a result, the purchase price and related goodwill were reduced by $0.5 million. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. Following the final payment in June 2001, the Company is no longer required to hold a certificate of deposit for $8.1 million, which was classified as restricted cash on the Company’s consolidated balance sheet until July 2001.

10.     Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company began occupying the new corporate headquarters in August 2001. The lease expires twelve years after occupancy, or August 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total estimated cost of leasehold improvements for this facility through its completion is approximately $33.5 million, which is subject to change. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

      In February 2001, the Company entered into a fourteen-month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet its space

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements until the new corporate headquarters in Redwood City, California was completed in August 2001. The remaining obligations under this lease agreement were included in the restructuring charges related to the consolidation of the four San Francisco bay area locations into the Redwood City facility. See Note 11 for information about the restructuring charges.

11.     Restructuring Charges

      In July 2001, the Company announced its plan to consolidate its four San Francisco bay area locations into its new facility in Redwood City. As a result of the consolidation of its facilities, the Company recorded a restructuring charge of approximately $12.1 million during the three months ended September 30, 2001 for excess leased facilities in the San Francisco bay area and Texas and the related write-offs of property and equipment.

      A summary of the restructuring charges is outlined as follows (in thousands):

				Restructuring
				Liabilities at
	Total	Cash	Non-cash	September 30,
	Charges	Payments	Charges	2001

Property and equipment write-offs	$1,497	$—	$(1,497)	$—
Excess leased facilities, current	4,658	—	—	4,658
Excess leased facilities, non-current	5,941	—	—	5,941

	$12,096	$—	$(1,497)	$10,599

      The Company recorded a restructuring charge of approximately $10.6 million related to the excess leased facilities. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the remaining lease terms through 2013. The estimated costs of excess leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements will differ from the restructuring liability balances at September 30, 2001, if the Company is unable to sublease the excess leased facilities or actual sublease income is different from estimates. Property and equipment from these facilities that was removed from operations resulted in a charge of $1.5 million and consisted primarily of leasehold improvements and furniture and fixtures.

12.     Stock Option Exchange Program

      On July 20, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, Informatica employees were given the option to cancel outstanding stock options previously granted in exchange for a new non-qualified stock option grant for an equal number of shares to be granted at a future date, at least six months and a day from the cancellation date which was September 14, 2001. Under the exchange program, options for approximately 7.9 million shares of the Company’s common stock were tendered and cancelled. The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of the grant, which is expected to be on or after March 15, 2002. The new options will have terms and conditions that are substantially the same as those of the cancelled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities law, particularly statements referencing targeted revenues and operating expenses for the fourth quarter of 2001, first quarter of 2002 and the fiscal year 2002; cost of revenues and operating expenses as a percentage of total revenues; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses or products; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth below and in “Factors That May Affect Our Future Results” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

Overview

      We are a leading provider of enterprise analytic software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to improve operational performance and enhance competitive advantage. We sell our products through direct sales forces in the United States, Belgium, Canada, France, Germany, Netherlands, Switzerland and the United Kingdom, and also through resellers in other international markets.

     Source of Revenues and Revenue Recognition Policy

      We generate revenues from sales of software licenses and services. Our license revenues are derived from our enterprise analytic software, which consists of data integration and analytic applications products. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. For the data integration products to end users, we recognize revenue upon shipment and when collectibility is probable. For our analytic applications, we recognize the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation, the customer is entitled to receive support services that are different than the standard annual support services. We also enter into reseller arrangements that typically provide for sublicense fees based on a percentage of list price. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

      We recognize maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

      Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers.

     Targets for Fourth Quarter 2001, First Quarter 2002 and Fiscal 2002

      Our third quarter of 2001 performance and continued uncertainty regarding the economic and political environment has caused us to remain cautious in our outlook. We are basing our targets on the assumption that the U.S. economy shows little or no improvement through the first half of 2002, and that international markets will continue to deteriorate, although modestly. We anticipate experiencing seasonal softness in our order rates in the first quarter of 2002 in both the U.S. and European markets. With those assumptions, we are targeting fourth quarter of 2001 revenue to be in the range of $49 million to $51 million. We are targeting first quarter of 2002 revenue to be flat with the fourth quarter of 2001. For fiscal year 2002, we are targeting revenue in the range of $225 million to $235 million.

      The statements regarding targeted revenues and operating expenses for the fourth quarter of 2001, first quarter of 2002 and fiscal year 2002 are forward-looking, and actual results may differ materially. Factors that could cause actual fourth quarter of 2001, first quarter of 2002 and fiscal year 2002 results to differ include but are not limited to the following: continuing uncertainty regarding global economic and political conditions; the pace of IT capital spending; the level of demand for our products, particularly our analytic applications; acceptance of our new products; the successful integration of our products with the products of our technology partners; and the additional risk factors set forth below in “Factors That May Affect Our Future Results.”

Revenues

      Our total revenues for the three months ended September 30, 2001 increased to $46.5 million from $42.8 million for the three months ended September 30, 2000, representing an increase of 9%. For the nine months ended September 30, 2001, our total revenues increased to $147.7 million, representing growth of 44% over the $102.6 million for the nine months ended September 30, 2000. Our license revenues decreased to $27.2 million in the three months ended September 30, 2001 from $28.5 million in the three months ended September 30, 2000, representing a decrease of 5%. License revenues decreased for the three months ended September 30, 2001 from the three months ended September 30, 2000 due primarily to global economic and political conditions and the pace of IT capital spending. Our license revenues for the nine months ended September 30, 2001 increased to $90.8 million from $67.0 million for the nine months ended September 30, 2000, representing growth of 35%. License revenues increased for the nine months ended September 30, 2001 from the nine months ended September 30, 2000 due primarily to increases in the number of licenses sold and the average transaction size, reflecting increased acceptance of our products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $19.3 million for the three months ended September 30, 2001 from $14.3 million for the three months ended September 30, 2000, representing growth of 35%. For the nine months ended September 30, 2001, our service revenues increased to $56.9 million from $35.6 million for the nine months ended September 30, 2000, representing growth of 60%. Service revenue increases in both periods were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and in Europe and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third quarter of 2001 and the economic slowdown in the past few quarters through reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. As a result, if economic and political conditions in the U.S. and Europe continue to worsen or if a wider or global economic slowdown occurs, we may continue to fall short of our revenue expectations for our fourth quarter of 2001 and any given quarter in 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our financial condition.

Cost of Revenues

     Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation and production costs. Cost of license revenues was $1.4 million and $0.4 million in the three months ended September 30, 2001 and 2000, respectively, representing 5% and 2% of license revenues in each of these periods. For the nine months ended September 30, 2001 and 2000, our cost of license revenues increased to $2.6 million from $1.2 million, respectively, representing 3% and 2% of license revenues in each of these periods. The increase in absolute dollars and as a percentage was due primarily to an increase in royalty expense due to a higher percentage of sales of royalty-bearing products. We expect cost of license revenues as a percentage of license revenues for the remainder of 2001 to remain at or increase from the 5% of license revenues experienced for the three months ended September 30, 2001.

     Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. We believe that providing a high level of support to customers is a strategic advantage, therefore we continue to invest in personnel and infrastructure. Cost of service revenues was $10.1 million and $8.0 million in the three months ended September 30, 2001 and 2000, respectively, representing 52% and 56% of service revenues, respectively. Our cost of service revenues was $30.2 million and $19.2 million for the nine months ended September 30, 2001 and 2000, respectively, representing 53% and 54% of service revenues in each of these periods, respectively. Cost of service revenues as a percent of service revenues decreased in the three and nine months ended September 30, 2001 due primarily to an increase in maintenance revenues without a similar corresponding increase to cost of maintenance. For the remainder of 2001, we expect our cost of service revenues as a percentage of service revenues to increase slightly above third quarter of 2001 levels.

Operating Expenses

     Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $13.2 million in the three months ended September 30, 2001 from $7.8 million in the three months ended September 30, 2000. Research and development expenses represented 28% and 18% of total revenues in the three months ended September 30, 2001 and 2000, respectively. Research and development expenses for the nine months ended September 30, 2001 and 2000 were $35.1 million and $17.7 million, representing 24% and 17% of total revenues, respectively. For both 2001 periods, the increase in absolute dollars and as a percentage of total revenues was due primarily to increased personnel costs for development of future products and enhancement of existing products and facilities costs associated with our new headquarters’ campus. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives. However, as a result of recently initiated cost containment measures, we expect research and development expenses to decrease in absolute dollars in the fourth quarter of 2001 compared to the third quarter of 2001.

     Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $26.2 million in the three months ended September 30, 2001 from $20.5 million in the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, sales and marketing expenses were $74.2 million and $50.6 million, respectively. The increased spending for sales and marketing reflects the hiring of additional sales and marketing personnel in connection with building our direct, and indirect channels, increased spending associated with trade shows, user conference and other marketing programs and facilities costs associated with our new headquarters campus. Sales and marketing expenses for the three months ended September 30, 2001 and 2000 represented 56% and 48% of total revenues, respectively. For the nine months ended September 30, 2001 and 2000, sales and marketing expenses represented 50% and 49% of total revenues, respectively. Our sales and marketing expenses as a percentage of revenue for the third quarter of 2001 increased over the third quarter of 2000 due primarily to the average headcount growth. The increase in sales and marketing expenses in the first nine months of 2001 as a percentage of revenue was associated with the increase in average headcount and related expenses and facilities costs. As a result of recently initiated cost containment measures, we expect sales and marketing expenses to decrease in absolute dollars in the fourth quarter of 2001 compared to the third quarter of 2001.

     General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $5.5 million in the three months ended September 30, 2001 from $3.2 million in the three months ended September 30, 2000, representing 12% and 7% of our total revenues, respectively. For the nine months ended September 30, 2001 and 2000, general and administrative expenses were $14.5 million and $7.5 million, representing 10% and 7% of total revenues, respectively. In both 2001 periods, general and administrative expenses increased due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs associated with our new headquarters’ campus. As a result of recently initiated cost containment measures, we expect that general and administrative expenses will decrease in absolute dollars in the fourth quarter of 2001 compared to the third quarter of 2001.

      Bad debt expense charged to operations was $90,000 and $60,000 for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, the bad debt expense charged to operations was $0.3 million and $0.2 million, respectively. The expense as a percentage of revenues remained constant at less than 1% of total revenues for all periods.

     Amortization of Stock-Based Compensation

      In connection with the grant of certain stock options to employees, we recorded deferred stock-based compensation of $0.8 million in 1999 prior to our initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of our common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. In the third quarter of 2001, we recorded a reduction for deferred stock-based compensation of $1.9 million related to cancelled stock options. We also recorded deferred stock-based compensation of $0.2 million through September 30, 2001 related to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model and the related amortization is being charged to operations over the related term of these consulting agreements. In addition, we recorded $1.8 million of deferred stock-based compensation through September 30, 2001 in conjunction with the assumption of certain stock options in the acquisitions of Influence Software, Inc. and Zimba which are being amortized over four years. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $0.3 million and $0.4 million for the three months ended September 30, 2001 and 2000, respectively, and $0.9 million and $1.0 million for the nine months ended September 30, 2001 and 2000.

     Amortization of Goodwill and Other Intangible Assets

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets include core technology, acquired workforce and patents.

      Amortization of goodwill and other intangibles associated with our business combinations and strategic alliance has been amortized on a straight-line basis over their expected useful lives ranging from two years to three years. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 141 and SFAS 142 establish new standards for accounting for goodwill and intangible assets acquired in a business combination. It requires recognition of goodwill as an asset, but goodwill will no longer be amortized after December 2001. Under the new standards, goodwill will be subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives.

      We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.0 million in 2002. If indicators of impairment of goodwill exist upon the adoption of the new standard, we will perform the required impairment tests. The effect of these tests on our earnings and financial position has not been determined.

     Restructuring Charges

      In July 2001, we announced our plan to consolidate our four San Francisco bay area locations into the new facility in Redwood City. As a result of the consolidation of these facilities, we recorded a restructuring charge of approximately $12.1 million during the three months ended September 30, 2001 for excess leased facilities in the San Francisco bay area and Texas and the related write-offs of property and equipment.

      We recorded a restructuring charge of approximately $10.6 million related to the excess leased facilities. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the remaining lease terms through 2013. The estimated costs of excess leased facilities, including estimated costs to sublease, were based on market information trend analyses provided by a commercial real estate brokerage firm retained by us. Actual future cash requirements will differ from the restructuring liability balances at September 30, 2001, if we are unable to sublease the excess leased facilities or actual sublease income is different from estimates. Property and equipment from these facilities that was removed from operations resulted in a charge of $1.5 million and consisted primarily of leasehold improvements and furniture and fixtures.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash and cash equivalents, investments and restricted cash. Net interest income increased to $2.3 million in the three months ended September 30, 2001 from $0.4 million in the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, interest income and other, net increased to $7.3 million from $1.1 million, respectively. The increase in the three and nine months ended September 30, 2001 period was primarily due to an increased average cash balance as a result of the completion of our follow-on public offering of our common stock with net proceeds of $191.0 million in October 2000.

Provision For Income Taxes

      Due to operating losses, we did not record a provision for income taxes for the three months ended September 30, 2001. The provision for income taxes of $0.8 million for the three months ended September 30, 2000 consists of foreign income tax provided on the profits attributable to our foreign operations, federal alternative minimum tax and other state income taxes. For the nine months ended September 30, 2001, we recorded an income tax provision of $1.3 million, which consists of foreign income tax provided on the profits attributable to our foreign operations and other state income taxes. For the nine months ended September 30, 2000, we recorded an income tax provision of $1.7 million, which consists of foreign income tax provided on the profits attributable to our foreign operations, federal alternative minimum tax and other state income taxes. Our effective tax rates differed from the combined federal and state statutory rates due primarily to acquisition charges that were non-deductible for tax purposes.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of September 30, 2001, we had $221.0 million in cash and cash equivalents, short-term and long-term investments and restricted cash.

      Our operating activities resulted in net cash inflows of $6.9 million in the nine months ended September 30, 2001. The sources of cash were primarily due to a decrease in accounts receivable and increases in accrued compensation and related expenses, restructuring charges and deferred revenue. The uses of cash in operating activities were due primarily to the net loss (offset by non-cash charges for amortization of stock-based compensation and goodwill and other intangible assets) and increases in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities.

      For the nine months ended September 30, 2000, our operating activities resulted in net cash inflows of $1.2 million. The sources of cash were primarily due to increases in accounts payable and accrued liabilities, income taxes payable and deferred revenue. The uses of cash in operating activities were primarily due to the net loss (offset by non-cash charges for amortization of stock-based compensation and goodwill and other intangible assets and purchased in-process research and development) and increases in accounts receivable, prepaid expenses and other current assets, and other assets.

      Investing activities used cash of $103.1 million in the nine months ended September 30, 2001 and $26.7 million in the nine months ended September 30, 2000. Of the $103.1 million used in investing activities in the nine months ended September 30, 2001, $17.5 million was associated with purchases of short-term investments, and $58.6 million was associated with purchases of long-term investments. Long-term investments represent investments in AAA rated corporate and AAA rated U.S. Government bonds with a duration of one to two years in accordance with our investment policy. Investing activities in the nine months ended September 30, 2001 also included $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys, $3.5 million, net of cash acquired, associated with the acquisition of Informatica Partners, $4.5 million for the second and final installment payments in January and June 2001 associated with the acquisition of Delphi, our distributor in Switzerland and $21.4 million used for the purchase of property and equipment. Investing activities provided cash of $8.1 million from restricted cash, which was no longer required after July 2001, associated with the acquisition of Delphi. Of the $26.7 million used in investing activities in the nine months ended September 30, 2000, $20.3 was associated with requirements for restricted cash, $2.2 million was primarily associated with the acquisition of Delphi and $4.2 million was used for the purchase of property and equipment.

      Financing activities provided cash of $10.5 million for the nine months ended September 30, 2001 and $7.2 million for the nine months ended September 30, 2000. The source of cash for the nine months ended September 30, 2001 was principally proceeds from the issuance of common stock. The source of cash of $7.2 million for the nine months ended September 30, 2000 was associated with the proceeds from issuance of common stock partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence in December 1999.

      As of September 30, 2001, our principal commitments consisted of obligations under operating leases. During the nine months ended September 30, 2001, all outstanding borrowings under capital lease agreements were repaid.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We began occupying the new corporate headquarters in August 2001. The lease expires twelve years after occupancy, or August 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total estimated cost of leasehold improvements for this facility through its completion is approximately $33.5 million, which is subject to change. Total expenditures for furniture, fixtures and equipment for this facility are expected to be approximately $10.0 million. Approximately $39.3 million has been expended on these activities through September 30, 2001 with the balance expected to be incurred by the first quarter of 2002. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

      In February 2001, we entered into a fourteen-month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet our space requirements until the new facility in Redwood City, California was completed in August 2001. The remaining obligations under this lease agreement were included in the restructuring charges related to the consolidation of the four San Francisco bay area locations into the Redwood City facility.

      Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from OEMs, specific resellers, distributors and specific international customers. As of September 30, 2001, we had $12.9 million of sales related to shipments to specific international customers, specific resellers and OEMs, based on limited credit history, for which revenue had not been recognized.

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

Factors That May Affect Future Results

      Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other Securities and Exchange Commission filings including our Form 10-K for the year ended December 31, 2000.

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

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors which could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	market acceptance of our products;

•	the length and variability of our sales cycle for our products, particularly our analytic applications and our new analytic delivery platform;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	our success in expanding our sales and marketing programs;

•	technological changes in computer systems and environments;

•	general economic and political conditions, which may affect our customers’ capital investment and information technology spending levels; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

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

      The difficulty we have in predicting our quarterly revenue means revenues shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. While we achieved significant quarter-to-quarter revenue growth in the past, you should not take these quarterly results to be indicative of our future performance. We do not expect to sustain this same rate of quarterly revenue growth in future periods. Moreover, our future operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

General economic conditions may reduce our revenues and harm our business.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and in Europe, and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third quarter and the economic slowdown in the past few quarters with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic applications. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, or if a wider or global economic slowdown occurs, we may continue to fall short of our revenue expectations for the fourth quarter of 2001 and any given quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure which could harm our financial condition.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism within the United States and Europe, the escalation of military action and heightened security measures in response to such threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected.

Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.

      To date, substantially all of our revenues have been derived from our PowerCenter, PowerMart, PowerConnect and our analytic applications and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues will be adversely affected. In particular, we recently released our new analytic delivery platform and new versions of our analytic applications, and the degree of market acceptance for these products is unknown. Market acceptance of our products could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

If the market in which we sell our products and services does not grow as we anticipate, it will adversely affect our revenues.

      The market for software solutions, including enterprise analytic software, that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe large companies have deployed these software solutions to make business decisions on a relatively limited basis. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

      The higher price point and potentially longer sales cycle of our analytic applications could be especially affected by a global economic slowdown, where larger transaction sizes receive closer scrutiny.

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

      Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products, particularly our analytic applications, typically requires executive-level approval for investment in our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles;

•	concerns about the introduction of our products or competitors’ new products; or

•	potential downturns in general economic or political conditions.

      Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. The implementation of our products, particularly our analytic applications, can be a complex and time-consuming process, the length and cost of which may be difficult to predict. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue.

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

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of data warehousing and analytic applications. Such competitors include Acta Technology, Ascential Software Corporation, Broadbase Software, Inc., E.piphany Inc. and Sagent Technology, Inc.

      In addition, we compete against business intelligence vendors and database vendors that currently offer, or may develop, products with functionalities that compete with our solutions, such as Brio Technology, Inc., Business Objects S.A., Cognos Inc., Hyperion Solutions Corporation and Microstrategy Inc. The products offered by database vendors typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft and Oracle.

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

      The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations or lack of market acceptance of our products, and as a result, harm our business, results of operations or financial condition. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors. For example, we issued corrective releases to fix problems with the version of our PowerMart released in the first quarter of 1998. As a result, we had to allocate significant customer support resources to address these problems. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. The limitation of liability provisions contained in our license agreements, however, may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. If a claimant successfully brings a product liability claim against us, it would likely significantly harm our business, results of operations or financial condition.

Technological advances and evolving industry standards could adversely impact our future product sales.

      The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, some of our customers deferred purchasing the PowerMart product until this upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

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

      In December 1999, we acquired Influence, a developer of analytic applications. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PwC intellectual property rights and personnel in exchange for shares of our common stock. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. In June 2001, we acquired Informatica Partners, a distributor of our products in France. We may not be able to effectively integrate these companies, intellectual property, or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

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

      Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of Informatica or a change in our management. In addition, we have adopted a stockholder rights plan. Under the plan, we will issue a dividend of one right for each outstanding share of common stock to stockholders of record as of November 12, 2001. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us — or a significant percentage of our outstanding capital stock — without first negotiating with our Board of Directors regarding such acquisition.

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

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

      (a)  Exhibits

None

      (b)  Reports on Form 8-K

None.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

By: /s/EARL E. FRY

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: November 9, 2001