Form 10-K
period 2001-12-31
INFORMATICA CORP
filed 2002-03-18
CIK 1080099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25871

INFORMATICA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 Seaport Boulevard
Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)

(650) 385-5000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of February 28, 2002 there were approximately 79,075,379 shares of the Registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq National Market on February 28, 2002) was approximately $465,936,938. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity that owns 5% or more of the Registrant’s Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2001.

INFORMATICA CORPORATION

ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2001

     This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing trends in our operating results; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in “ Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

PART I

Item 1. Business

Overview

     We are a leading provider of enterprise analytics software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

     Over the last two decades, companies have made significant investments in a variety of software applications that automate specific business functions. As a result, companies have amassed large volumes of information stored in these disparate software systems. More recently, the deployment of e-business applications and the adoption of the Internet as a business tool have accelerated this trend by exponentially increasing electronic transaction activity and the volume of associated data. These developments have made it increasingly difficult for managers and executives to access and analyze complete information regarding their customers, operations and suppliers in a timely manner.

     We provide our customers with a comprehensive family of software products that are designed to support more effective and timely business decision-making and help transform business insight into competitive advantage. Our data integration products simplify the process of integrating and analyzing data from multiple systems, while our complementary analytic application products provide our customers with standardized reports and metrics that can be extended to meet their unique business requirements. Our analytics delivery products enable the deployment of custom or packaged analytic applications to a broad set of corporate decision-makers via Web, wireless and voice interfaces. Using our products, customers can evaluate and help improve the performance of their business, including direct and indirect sales, marketing, customer service, operations, manufacturing, human resources, procurement and finance.

     We believe our products provide our customers with the following primary benefits:

•	integrated information across a wide range of business functions and disparate data sources;

•	timely delivery of personalized corporate information and metrics to key decision-makers; and

•	comprehensive business insight to enhance business decision-making.

     We have over 1,450 customers, which include companies in a wide variety of industries, ranging from high technology to manufacturing, and from financial services to telecommunications. We also maintain relationships with a variety of strategic partners to jointly develop, market, sell and/or implement our solutions. Our significant strategic partners include Accenture, BEA Systems, Deloitte Consulting, Hewlett-Packard, i2 Technologies, IBM, KPMG Consulting, Mitsubishi Electric, PeopleSoft, PwC Consulting, Siebel Systems and Sybase. We market and sell our software and services through our direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. We also have relationships with distributors in various regions, including Asia-Pacific, Australia, Europe, Japan and Latin America, who sublicense our products and provide service and support within their territories. More than twenty-five independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

     Our principal executive offices are located at 2100 Seaport Boulevard, Redwood City, California 94063, and our telephone number at that location is (650) 385-5000. We can also be reached at our Web site at www.informatica.com. We were incorporated in California in February 1993 and reincorporated in Delaware in April 1999.

Recent Developments

Business Combinations

     In January 2001, we acquired all the outstanding shares of syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively, for a total purchase price of $7.5 million. In June 2001, we acquired all the outstanding shares of Informatica Partners, a distributor of Informatica products in France, for a total purchase price of $5.0 million. Both business combinations were accounted for under the purchase method.

Restructuring

     In July 2001, we announced our plan to consolidate our four San Francisco Bay Area locations into the new facility in Redwood City. As a result of the consolidation of these facilities, we recorded total restructuring charges of approximately $12.1 million in 2001 for excess leased facilities in the San Francisco Bay Area and Texas and the related write-offs of property and equipment.

     We recorded a restructuring charge of approximately $10.6 million related to the consolidation of excess leased facilities. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the estimated sublease period or the remaining lease terms through 2007. The estimated costs of excess leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm. Actual future cash requirements will differ from the restructuring liability balances at December 31, 2001 if we are unable to sublease the excess leased facilities or actual sublease income is different from estimates. Property and equipment from these facilities that was disposed of or removed from operations resulted in a charge of $1.5 million and consisted primarily of leasehold improvements and furniture and fixtures.

Stock Option Exchange Program

     In July 2001, we announced a voluntary stock option exchange program for our employees. Under the program, employees were given the option to cancel outstanding stock options previously granted in exchange for a new non-qualified stock option grant for an equal number of shares to be granted at a future date, at least six months and one day from the cancellation date of the exchanged options, which was September 14, 2001. Under the exchange program, options to purchase approximately 7.9 million shares of our common stock were tendered and cancelled.

     On March 15, 2002, replacement options were granted to participating employees under the Stock Option Exchange Program for approximately 7.7 million shares of common stock. Each participant received a one-for-one replacement option for each option included in the exchange at an exercise price of $7.90 per share, which was the fair market value of our common stock on March 15, 2002. The new options have terms and conditions that are substantially the same as those of the cancelled options. The exchange program will not result in any additional compensation charges or variable plan accounting.

Our Products

     Our enterprise analytics products enable our customers and partners to deploy and manage data warehouses and analytic applications across their organizations. Our products, which include data integration products, analytics delivery products and a suite of packaged analytic applications, enable enterprises to implement a decision support infrastructure that can be as sophisticated or as simple as required. Our data integration products include our flagship data integration platform and a set of supporting products that simplify the integration, transformation and analysis of data from disparate sources. Our analytics delivery products are Internet-based and enable customers to rapidly develop and deploy analytic dashboards to a broad range of corporate decision-makers. Our analytic applications leverage our integration and delivery products and provide customers with packaged analytic functionality. Using our products, customers can evaluate and help improve the performance of their business, including direct and indirect sales, marketing, customer service, operations, manufacturing, human resources, procurement and finance.

     The following information summarizes the key features and benefits of our products and services:

Data Integration Products

     Our data integration products feature a high-performance, scalable architecture designed to support the demanding requirements of global companies and rapidly growing enterprises. Our core integration offerings, Informatica PowerCenter and Informatica PowerMart, integrate and unify the diverse applications and the various types of users that populate today’s enterprises. Our data integration products extract data from virtually all sources, enrich it for analytics, catalog it for use and reuse, and deliver it to data warehouses and analytic applications. In addition, we offer a number of extension products that provide technical capabilities to accelerate and simplify customer implementation and deployment of our products, including Informatica PowerChannel, a number of Informatica PowerConnects, Informatica PowerPlugs and Informatica PowerBridge products.

Product	Description	Benefit

Informatica PowerCenter	An enterprise data integration platform for the creation and real-time management of data warehouses and analytic applications.	Speeds integration and simplifies management of enterprise-wide information by integrating analytics, enforcing consistent data definitions, and synchronizing and integrating disparate data marts, data warehouses and analytic applications.

Informatica PowerMart	A departmental integration platform that can be expanded as a company’s needs grow to an enterprise level with Informatica PowerCenter.	Speeds integration and simplifies management of departmental information by integrating analytics and enforcing consistent data definitions.

Informatica PowerChannel	An extension product that supports the interchange and integration of sensitive, high volume and geographically dispersed data across a wide area network within an enterprise, or across the Internet between enterprises.	Provides comprehensive and reliable integration of geographically distributed data, improved visibility and global data management and is designed to significantly save time and resources.

Informatica PowerConnects, PowerPlugs, PowerBridge	A set of extension products to provide direct access to various enterprise data sources and metadata, including SAP, PeopleSoft, Siebel, DB2, IBM MQSeries, mainframe, AS/400 and Hyperion.	Simplifies access to ERP, CRM, real-time messaging, mainframe, AS/400 and legacy environments and allows the reuse of metadata in order to reduce information technology cost and improve system manageability.

Analytics Delivery Products

     Our analytics delivery products are comprised of the Informatica Analytics Server and Informatica Mobile. When combined, these Internet-based products enable customers and partners to rapidly develop and deploy analytic dashboards to a broad range of decision-makers within an enterprise. Informatica Analytics Server provides Web-based analytic dashboards and a Web-based administrative console, while Informatica Mobile is the mobile dashboard delivery option for wireless (WAP, PDA, text pager, RIM pager) and voice recognition interfaces. This analytics delivery platform is designed to give end users intuitive access to critical data at the point of work. In addition, the platform provides benefits via rapid development and deployment capabilities. By allowing users to be alerted to, navigate through and interact with key business metrics such as sales trends, customer order records, support logs and enterprise communication tools, the Informatica Analytics Delivery Platform empowers employees, suppliers and customers to make informed decisions while in the office or on the road. This enables faster reactions to trends, more responsive customer support, more consistent decision-making and, therefore, a more effective enterprise. Our analytics delivery products are tightly integrated with our data integration products and provide the deployment and delivery capabilities for our analytic application products.

Product	Description	Benefit

Informatica Analytics Server	A scalable platform for building and deploying Web-based analytic dashboards, reports, analytic workflows, alerts and indicators.	Allows companies to deploy real-time, customizable analytics to a broad range of decision-makers across the enterprise, resulting in better-informed decisions.

Informatica Mobile	An optional component that automates delivery of analytic dashboards via mobile devices with support for device-specific interfaces; also supports analytic dashboard delivery via voice interface.	Allows mobile users to access key business metrics and communications tools remotely, enabling greater productivity.

Analytic Application Products

     Our analytical application products are comprised of a tightly integrated suite of analytic applications that provide key business metrics and analytic reports across a range of business functions. Because our analytic application products span multiple business functions, we believe they uniquely offer managers and executives an integrated, enterprise-wide view of their businesses that they have not traditionally been able to achieve. These analytic applications are designed to integrate data from a variety of operational systems, such as Ariba, i2 Technologies, Manugistics, Oracle, PeopleSoft, SAP, Siebel Systems, legacy systems and Web commerce servers, to provide valuable business insight. They do this by enabling companies to analyze and manipulate the aggregated and normalized information. Our analytic applications are designed to help companies leverage industry best practices and minimize implementation time and cost for enterprise-wide analytics. They include analytic dashboards that are role-based, easily personalized and able to deliver information in real time, and are integrated with alerts and enterprise communication tools such as Microsoft Exchange. The analytic dashboards allow full interaction with the server, including the use of Informatica Analytic Workflows, which aid in the discovery of root causes by guiding users through a series of saved drill paths, based on business processes. These innovations make our applications more powerful and at the same time easier to use, especially for users who may not have experience in business analysis. Our analytic applications are built on our data integration and analytics delivery products and can therefore be easily modified and extended to meet the requirements of most enterprises. Our suite of packaged analytic applications is comprised of four integrated applications, summarized in the table below.

Product	Description	Benefit

Informatica Customer Relationship Analytics	Metrics and packaged analytics for improving the effectiveness of customer-facing business processes, including direct and indirect sales, marketing, and customer service.	Helps companies increase sales and customer profitability by attracting, retaining and better serving customers across all sales and distribution channels.

Informatica Web Channel Analytics	Metrics and packaged analytics to help information technology and business users analyze Web-based clickstream data, including segmentation of Web visitors by geography and domain and measuring the success of Web-based promotions.	Helps companies understand customer behavior on the Web site and measure the effectiveness of customer facing Web applications.

Informatica Business Operations Analytics	Metrics and packaged analytics for various back-office business operations, including finance, human resources, manufacturing and logistics.	Enables companies to identify areas to reduce costs, improve responsiveness and better manage human resources and other corporate assets in order to drive business improvements across the enterprise.

Informatica Supply Chain Analytics	Metrics and packaged analytics improving the effectiveness of procurement processes, including the acquisition of raw materials, components and other supplies, as well as supplier relationships.	Helps companies reduce direct and indirect procurement time and costs, improve product quality and monitor supplier performance.

Services

     We offer a comprehensive set of professional services, including product-related consulting services, training and customer support. Our consulting services range from designing and deploying analytic applications and data warehouses to data transformation and performance tuning. Our consulting strategy is to provide specialized expertise regarding our products to enable our end user customers and systems integrator partners to successfully implement our analytic solutions. Our systems integrator partners include major, global firms such as Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, Deloitte Consulting, EDS, KPMG Consulting and PwC Consulting as well as smaller, regional firms specializing in data warehouse consulting. We also offer a comprehensive curriculum of product-related training to help our customers and strategic partners build proficiency in using our products. In 2001, we established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based analytic systems. Through our technical support centers in the United States and the United Kingdom, we offer high-quality technical support on a global basis to customers over the phone, via e-mail and through the Internet.

Our Strategic Partners and Customers

     Our strategic partners include industry leaders in enterprise and e-business software, business intelligence tools, computer hardware and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, access to required technology and complementary products and services to our joint customers. In addition to our systems integrator partners listed above, our strategic partners include BEA Systems, Brio Technology, Business Objects, Cognos, Compaq Computer, EMC, Hewlett-Packard, Hyperion Solutions, i2 Technologies, IBM, Manugistics, Microsoft, MicroStrategy, Mitsubishi Electric, PeopleSoft, Siebel Systems, Sun Microsystems, Sybase, TIBCO, Vitria and webMethods.

     Our customers include leading companies in a wide range of industries as well as major governmental and educational institutions. A representative sampling of customers who have purchased at least $750,000 of our software and related services since January 1996 includes:

Banking/Financial
Services	Insurance	Manufacturing/High Tech	Communications	Pharmaceuticals/Chemicals

• Abbey National
• ABN AMRO Bank
• American Express
• Bank of Tokyo
• Charles Schwab
• Citigroup
• Credit Suisse First Boston
• Deutsche Bank
• Fair, Isaac
• Goldman Sachs
• JP Morgan
• Merrill Lynch
• UBS	• Aegon USA • AXA • Blue Cross/Blue Shield • CNA • Hartford • John Hancock • Liberty Mutual Group • Met Life • Prudential • USAA	• Autodesk
• Boeing
• Brocade Communications
• Cisco
• Freightliner
• Gateway
• General Electric
• Hewlett-Packard
• Lockheed Martin
• Lucent Technologies
• Motorola
• Philips
• Solectron
• Siemens
• Steris
• Toyota
		• Verisign	• AirTouch • AT&T • Bell Atlantic • Cingular Wireless • Deutsche Telekom • NTL • One 2 One • Sprint • UUNET • Verizon • Williams Information Services	• Abbott Laboratories • American Home Products • Amgen • Astra Zeneca • Bristol-Meyers Squibb • Corning • Pfizer

Retail/Consumer
Packaged Goods	Utilities/Energy	Government	Other

• Best Buy • Con Agra • Nestlé • Pepsico	• EDF GDF • TransCanada Pipelines • Waste Management	• Internal Revenue Service • TriCare Management Activities • US Air Force • US Postal Service	• ABB Infosystems • Cap Gemini Ernst & Young • Federal Express • Intuit • Sysco • Tetra Pak Data Systems • Vizzavi

Our Market Positioning

     Comprehensive Enterprise Analytics Product Offering. Our strategy is to provide our customers with a comprehensive suite of analytic products to help them quickly and cost effectively deploy analytic solutions to improve their business effectiveness. Our data integration, analytics delivery and analytic application products combine to provide the industry’s most comprehensive enterprise analytics product suite. This “full stack” of products allows us to offer our customers a highly attractive and differentiated value proposition in terms of ease of implementation, ease of management, total cost of ownership and business improvement.

     Analytic Solutions Spanning the Entire Value Chain. Our products combine to provide our customers with a complete, enterprise-wide analytic capability that can span the full range of business functions, such as direct and indirect sales, marketing, customer service, operations, manufacturing, human resources, procurement and finance. By leveraging this integrated and comprehensive view of their operations, our customers are better able to manage their businesses and improve their competitive position.

     Highly Scalable and Flexible Data Integration Architecture. Our products are capable of supporting the needs of large global enterprises due to our highly scalable and extensible architecture. In particular, our analytics delivery products are based on an industry-standard J2EE architecture that provides significant scalability and manageability advantages. In addition, our infrastructure products are developed to be compatible with major software applications. Our platform and set of supporting products are both flexible and extensible, allowing customers to build or extend sophisticated analytic applications to meet their specific requirements. The open architecture design of our products enables our customers to support and inter-operate with a wide range of computing platforms, applications and data sources.

     Significant Installed Customer Base. We have an installed customer base that spans a wide range of industries. Our products have been licensed by over 1,450 customers around the world. As of December 31, 2001, our customers included over 60% of the Fortune 100 companies. Our success in these deployments serves to strengthen our brand awareness while providing an opportunity to license additional products to these existing customers including our analytic applications and analytics delivery products.

     Strong Base of Leading Strategic Partners. We have alliances and strategic partnerships with leading enterprise and e-business software providers, systems integrators and hardware vendors. These alliances provide sales and marketing leverage and access to required technology while also providing complementary products and services to our joint customers. Currently, more than 200 companies market and resell our products around the world, which we believe has helped accelerate market adoption of our products.

Research and Development

     As of December 31, 2001, we employed 215 people in our research and development organization. This team is responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each discipline, along with a product-marketing manager from our marketing department, form separate product teams that work closely with sales, marketing, services, customers and prospects to better understand market needs and user requirements. These product teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

     When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time-to-market without compromising competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future. Our research and development expenditures were $46.3 million in 2001, $26.5 million in 2000 and $11.8 million in 1999.

Sales, Marketing and Distribution

     We market and sell software and services through a direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors in various regions around the world. As of December 31, 2001, we employed 311 people in our sales and marketing organization worldwide.

     Marketing programs are focused on creating awareness as well as lead generation and customer references for our products. These programs are targeted at key executives such as chief executive officers, chief information officers, other information technology managers and vice presidents of specific functional areas, such as marketing, sales, service, finance, human resources, manufacturing, distribution and procurement. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing product collateral and generating qualified sales leads.

     Our sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation and contract negotiation. Although the typical sales cycle requires 120 days, some sales cycles in the past have lasted substantially longer, particularly the sales cycle for our analytic application products. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts and assessing needs prior to our introduction to the customer. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.

     We distribute our products through systems integrators and resellers in the United States and through systems integrators, resellers and distributors internationally. Systems integrators typically have expertise in vertical or functional markets. They resell our products, bundling them in most cases with their broader service offerings. In other cases, they influence direct sales of our products. Distributors sublicense our products and provide service and support within their territories.

Intellectual Property and Other Proprietary Rights

     Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have five patents granted in the U.S., fourteen patent applications pending in the U.S., and nine international patent applications pending.

Competition

     The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. We compete principally against providers of decision support, data warehousing and analytic application software. Such competitors include Acta Technology, Inc., Ascential Software, Brio Technology, Inc., Business Objects S.A., Cognos Inc., E.piphany, Inc., MicroStrategy, Inc., and Sagent Technology, Inc. In addition, we compete or may compete against database vendors and enterprise applications vendors that currently offer, or may develop, products with functionalities that compete with our products. Such potential competitors include IBM Corporation, Microsoft Corporation, Oracle Corporation, PeopleSoft, SAP and Siebel Systems.

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

     We currently compete more on the basis of our products’ functionality than on the basis of price. Additionally, we compete on the basis of certain factors, including:

•	product performance	•	product reliability	•	customer support

•	product features	•	analytic capabilities	•	product pricing

•	user scalability	•	open architecture

•	ease of use	•	time-to-market

     We believe that we currently compete favorably with respect to the above factors. See “Risk Factors — The market in which we sell products is highly competitive.”

Employees

     As of December 31, 2001, we had a total of 838 employees, including 215 people in research and development, 311 people in sales and marketing, 208 people in consulting, customer support and training and 104 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

Item 2. Properties

     Our headquarters are located in two buildings at the newly constructed Pacific Shores Center in Redwood City, California. These buildings comprise 290,300 square feet of office space and are leased through July 2013. We also lease 6,500 square feet of office space for sales activities in New York, New York through February 2010 and 25,000 square feet of office space for sales, professional services and product development activities in Carrollton, Texas through January 2006. We occupy approximately 10,000 square feet of office space in Maidenhead, United Kingdom for our European headquarters leased through May 2010. We also lease other office space in the United States and other various countries under operating leases.

     We leased 30,000 square feet in Palo Alto, California under a lease that expires in July 2007. We also subleased 13,800 square feet in Palo Alto, California under a sublease that expires in April 2002. In San Francisco, California we leased approximately 19,193 square feet under a lease that expires in March 2007. We are attempting to sublease all of these surplus properties for the remaining lease terms.

Item 3. Legal Proceedings

     On November 8, 2001, a putative securities class action, captioned Neuman v. Informatica Corporation et al., Civil Action No. 01-CV-9922, was filed against us, certain company officers and directors (the “individual defendants”), and six underwriters of our initial public offering of common stock (“IPO”) on April 28, 1999 and our follow-on offering of common stock on September 27, 2000, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (“Securities Act”) against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between April 28, 1999 and December 6, 2000 (the “class period”), on the grounds that the prospectus(es) incorporated in the registration statement(s) for one or both offerings failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the common stock we sold in the offering(s), and (ii) the underwriters agreed to allocate shares of the common stock we sold in the offering(s) to those customers in exchange for which the customers agreed to purchase additional shares of our common stock in the aftermarket at pre-determined prices. No specific damages are claimed.

     We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

     We are also subject to other various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we believe the claims are without merit and intend to defend the actions vigorously. However, an unfavorable outcome could have a material adverse effect on our operating results and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

Executive Officers of the Registrant

     The following table sets forth certain information concerning our executive officers as of March 1, 2002:

Name	Age	Position(s)

Gaurav S. Dhillon	36	Chief Executive Officer, Secretary and Director
Diaz H. Nesamoney	36	President, Chief Operating Officer and Director
Kyle L. Bowker	42	Executive Vice President, Worldwide Field Operations
Earl E. Fry	43	Chief Financial Officer and Senior Vice President
Barton S. Foster	37	Senior Vice President, Worldwide Marketing

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

     Mr. Bowker joined us in August 2001 as Executive Vice President, Worldwide Field Operations. Mr. Bowker previously served as senior vice president and general manager for SAP America’s manufacturing sector. Mr. Bowker served SAP America for eight years in various management and engineering positions. Previously, he served as a technology and management consultant with a number of organizations, including Oracle Corp., Dun & Bradstreet Software and Management Science, America. He holds a B.B.A. degree in Business Administration from Southern Methodist University and an M.B.A. from the University of Texas.

     Mr. Fry has been our Chief Financial Officer and Senior Vice President since December 1999. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in Accounting from the University of Hawaii and an M.B.A. degree in Finance and Marketing from Stanford University.

     Mr. Foster has been our Senior Vice President, Worldwide Marketing since June 2000. Prior to joining us, Mr. Foster held various management positions at CrossWorlds Software, including Senior Vice President, Marketing and Business Development from June 1998 to June 2000. Prior to CrossWorlds, Mr. Foster served as Executive Vice President, Sales and Marketing at Connect, Inc. from March 1996 to June 1998. From November 1993 to March 1996, Mr. Foster held various management positions at Oracle Corporation, including Vice President, Applications and Industry Marketing. Mr. Foster holds a B.A. degree from Stanford University and an M.B.A. degree from Harvard University.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our common stock is listed on the Nasdaq National Market under the symbol “INFA.” Our initial public offering was April 29, 1999 at $4.00 per share. The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the NASDAQ stock market during the last two fiscal years. This information has been restated to reflect two-for-one stocks splits that were effected in the form of stock dividends to each stockholder of record as of February 18, 2000 and November 29, 2000.

	High	Low

2000:
First Quarter	$50.32	$21.00
Second Quarter	$40.97	$17.19
Third Quarter	$52.10	$35.53
Fourth Quarter	$57.44	$34.94
2001:
First Quarter	$36.50	$13.31
Second Quarter	$28.68	$12.13
Third Quarter	$16.30	$3.95
Fourth Quarter	$15.00	$3.62

Holders of Common Stock

     As of December 31, 2001, there were approximately 235 stockholders of record of our common stock, and the closing price per share of our common stock was $14.51. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

     We have never declared or paid cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Item 6. Selected Consolidated Financial Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Consolidated Statements of Operations Data(1):
Revenues:
License	$119,937	$101,649	$41,184	$21,582	$10,242
Service	77,415	52,409	21,195	8,764	2,499

Total revenues	197,352	154,058	62,379	30,346	12,741
Cost of revenues:
License	4,500	2,034	686	376	190
Service	39,746	28,465	10,310	5,013	2,392

Total cost of revenues	44,246	30,499	10,996	5,389	2,582

Gross profit	153,106	123,559	51,383	24,957	10,159
Operating expenses:
Research and development	46,271	26,493	11,843	8,385	4,747
Sales and marketing	99,334	75,034	33,613	22,733	11,219
General and administrative	19,629	11,726	5,012	3,132	2,408
Merger-related costs	—	—	2,082	—	—
Amortization of stock-based compensation	1,036	1,514	742	98	2
Amortization of goodwill and other intangible assets	27,376	14,163	—	—	—
Purchased in-process research and development	—	8,648	—	—	—
Restructuring charges	12,096	—	—	—	—

Total operating expenses	205,742	137,578	53,292	34,348	18,376

Loss from operations	(52,636)	(14,019)	(1,909)	(9,391)	(8,217)
Interest income and other, net	8,971	4,306	1,557	297	329
Interest expense	(11)	(458)	(319)	(191)	(130)

Loss before income taxes	(43,676)	(10,171)	(671)	(9,285)	(8,018)
Income tax provision	1,304	3,345	824	—	—

Net loss	$(44,980)	$(13,516)	$(1,495)	$(9,285)	$(8,018)
Basic and diluted net loss per share(2)	$(0.58)	$(0.19)	$(0.03)	$(0.61)	$(0.59)

Shares used in calculation of basic and diluted net loss per share(2)	77,599	69,758	47,565	15,305	13,554

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$131,264	$217,713	$57,521	$7,167	$8,888
Restricted cash	12,166	20,282	—	—	—
Investments	77,955	—	—	—	—
Working capital (deficit)	106,214	190,179	39,951	(3,242)	5,376
Total assets	342,903	350,983	68,523	12,165	13,356
Long-term obligations, less current portion	—	—	1,438	1,480	1,428
Redeemable convertible preferred stock	—	—	—	17,586	17,586
Total stockholders’ equity (deficit)	260,408	290,497	40,124	(21,580)	(12,587)

See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

(1)	Amounts and per share data for periods prior to December 31, 1999 have been restated to reflect the merger of Influence in a pooling-of-interests transaction effective December 15, 1999. See Note 2 of Notes to Consolidated Financial Statements.

(2)	Amounts prior to the year ended December 31, 2000 have been restated to reflect two-for-one stock splits, effected in the form of stock dividends, to each stockholder of record as of February 18, 2000 and November 29, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

     We are a leading provider of enterprise analytics software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

     We sell our products through direct sales forces in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors throughout Asia-Pacific, Australia, Europe, Japan and Latin America. As a percent of our total consolidated revenue, international revenues from both our direct sales force and foreign indirect strategic partners were 28% in 2001, 21% in 2000 and 18% in 1999. Substantially all of our international sales have been in Europe. Sales outside of North America and Europe to date have been less than 2% of total consolidated revenues during the last three fiscal years, although we anticipate further expansion outside of these two regions in the future.

Business Combinations

Purchase Acquisitions

     In January 2001, we acquired syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, we issued 44,161 shares of our common stock, valued at approximately $1.5 million, and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. The results of operations of syn-T-sys have been included in our results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to our consolidated financial position, results of operations or cash flows for the periods presented.

     In June 2001, we acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, we issued 49,543 shares of our common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. As part of the agreement, 6,907 of the shares issued pursuant to the acquisition were placed in escrow contingent on the continued employment of certain employees and were not included in the purchase price. The purchase price of the transaction, including related expenses, was approximately $5.0 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. The results of operations of Informatica Partners have been included in our results of operations since the acquisition date.

Source of Revenues and Revenue Recognition Policy

     We generate revenues from sales of software licenses and services. Our license revenues are derived from our enterprise analytic software, which consists of data integration, analytics delivery and, to a lesser extent, analytic applications products. We receive software license revenues from licensing our products directly to end-users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

     We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2, as amended by SOP 98-4, “Software Revenue Recognition.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. For the data integration and analytics delivery products to end users, we recognize revenue upon shipment and when collectibility is probable.

For our analytic applications, we recognize the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services. We also enter into reseller and distributor arrangements that typically provide for sublicense or end-user license fees based on a percentage of list prices. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

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

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

     The following table presents certain financial data as a percentage of total revenues:

	Year Ended December 31,

	2001	2000	1999

Consolidated Statements of Operations Data:
Revenues:
License	61%	66%	66%
Service	39	34	34

Total revenues	100	100	100
Cost of revenues:
License	2	1	1
Service	20	19	17

Total cost of revenues	22	20	18

Gross profit	78	80	82
Operating expenses:
Research and development	23	17	19
Sales and marketing	50	49	54
General and administrative	10	8	8
Merger-related costs	—	—	3
Amortization of stock-based compensation	—	1	1
Amortization of goodwill and other intangible assets	14	9	—
Purchased in-process research and development	—	5	—
Restructuring charges	6	—	—

Total operating expenses	104	89	85

Loss from operations	(27)	(9)	(3)
Interest income and other, net	5	3	3
Interest expense	—	(1)	(1)

Loss before income taxes	(22)	(7)	(1)
Income tax provision	1	2	1

Net loss	(23)%	(9)%	(2)%

Cost of license revenues, as a percentage of license revenues	4%	2%	2%
Cost of service revenues, as a percentage of service revenues	51%	54%	49%

Years Ended December 31, 2001, 2000 and 1999

Revenues

     Our total revenues increased to $197.4 million in 2001, from $154.1 million in 2000 and $62.4 million in 1999, representing growth of 28% from 2000 to 2001 and 147% from 1999 to 2000. Our license revenues increased to $119.9 million in 2001 from $101.6 million in 2000 and $41.2 million in 1999, representing growth of 18% from 2000 to 2001 and 147% from 1999 to 2000. These increases were due primarily to increases in the number of licenses sold and the average transaction size, primarily reflecting increased acceptance of our data integration products and, to a lesser extent, our analytic application products as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $77.4 million in 2001 from $52.4 million in 2000 and $21.2 million in 1999, representing growth of 48% from 2000 to 2001 and 147% from 1999 to 2000. These increases were due primarily to an increase in consulting, training and maintenance fees associated with both the increased number of licenses sold and the increased average transaction size, along with a larger installed license base in each successive year.

     Our future prospects and rate of growth, if any, will be directly affected by our ability to successfully license our data integration products and our analytic application products. In particular, we recently released our new analytic delivery platform and new versions of our analytic applications, and the degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products and, in particular, our analytic applications, our net revenues and operating results would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.”

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our product revenues are not predictable with any significant degree of certainty. In addition, we have historically recognized a substantial portion of our revenues in the last month of each quarter. These factors particularly affect the first quarter of our fiscal year. See “Risk Factors — The expected fluctuation of our quarterly results could cause our stock price to experience significant fluctuations or declines.”

     Our international revenues increased to $56.0 million in 2001, from $31.7 million in 2000 and $11.2 million in 1999, representing 77% growth from 2000 to 2001 and 183% from 1999 to 2000. The increase in 2001 was due primarily to expansion throughout Europe, Asia-Pacific and Japan with increased sales being generated by direct sales, increased volume through existing distributors and new distributors added during the year. Growth in 2000 was primarily driven by increased sales activities in the United Kingdom and Germany. See Note 14 of Notes to Consolidated Financial Statements for additional information about revenues in geographic areas.

Cost of Revenues

Cost of License Revenues

     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $4.5 million in 2001, $2.0 million in 2000 and $0.7 million in 1999 and was approximately 4% of license revenues in 2001 and 2% of license revenues in 2000 and 1999. The increase in absolute dollar amount in 2001 was due primarily to increases in our percentage mix of royalty-bearing products. For 2002, we expect the cost of license revenues as a percentage of license revenues to remain at or slightly above the 2001 level.

Cost of Service Revenues

     Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $39.8 million in 2001, $28.5 million in 2000 and $10.3 million in 1999, representing 51%, 54% and 49% of service revenues, respectively. Cost of service revenues as a percentage of service revenues decreased in 2001 due primarily to economies of scale achieved as our revenues and operations grew. Cost of service revenues as a percentage of service revenues increased in 2000 compared to 1999 due primarily to an increase in personnel associated with our consulting business. For 2002, we expect our cost of service revenues as a percentage of service revenues to remain at or slightly below the 2001 level.

Operating Expenses

Research and Development

     Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $46.3 million in 2001 from $26.5 million in 2000 and from $11.8 million in 1999. The increase in each of these periods was due primarily to an increase in personnel costs in each such period for development of future products and enhancement of existing products. As a percentage of total revenues, research and development expenses were 23% in 2001, 17% in 2000 and 19% in 1999. The increase from 2000 to 2001 as a percentage of total revenues was due primarily to our continued investment in product development to expand our product portfolio and increased facilities costs. The decrease from 1999 to 2000 was primarily due to faster growth in total revenues compared to research and development expenses. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives, and, as a result, we expect research and development expenses to increase in absolute dollars in future periods. For 2002, we expect research and development expense as a percentage of total revenues will remain at or slightly below the 2001 level.

Sales and Marketing

     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $99.3 million in 2001 from $75.0 million in 2000 and from $33.6 million in 1999. The sequential increases reflect the hiring of additional sales and marketing personnel in connection with building our direct, reseller, distributor and OEM channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows, user conference and other marketing programs. As a percentage of total revenues, sales and marketing expenses were 50% in 2001, 49% in 2000 and 54% in 1999. The increase as a percentage of total revenue from 2000 to 2001 was due primarily to increased sales and marketing personnel costs and increased commission expense associated with increased revenue growth. The decrease as a percentage of total revenue from 1999 to 2000 was due primarily to faster growth in total revenues compared to sales and marketing expenses. For 2002, we expect sales and marketing expense as a percentage of total revenues to be slightly below the 2001 level.

General and Administrative

     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $19.6 million in 2001 from $11.7 million in 2000 and from $5.0 million in 1999, representing 10% of our total revenues in 2001 and 8% of our total revenues in 2000 and 1999. Expenses increased in each period due primarily to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth as well as increased costs paid to outside professional service providers and increased facilities costs. The decrease as a percentage of our total revenues was due primarily to the faster growth in total revenues compared to general and administrative expenses. We expect that for 2002, our general and administrative expenses as a percentage of total revenues will remain at or slightly below our level for 2001.

     Bad debt expense charged to operations was $0.5 million in 2001 and $0.2 million in each of 2000 and 1999, representing less than 1% of total revenues in each of these years.

Merger-Related Costs

     In 1999, we recorded estimated merger-related costs of $2.1 million related to the December 1999 acquisition of Influence Software, Inc. (“Influence”), which was accounted for as a pooling-of-interests. These costs consisted primarily of investment banking and professional fees and other direct costs associated with the merger. As of December 31, 1999, there was a balance of $1.8 million remaining in accrued liabilities, which was used for final settlement expenditures in January 2000.

Amortization of Stock-Based Compensation

     In connection with the grant of certain stock options to employees, we recorded deferred stock-based compensation of $0.8 million in 1999 prior to our initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of our common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. We also recorded deferred stock-based compensation of $0.3 million in 2000 related to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model and the related amortization is being charged to operations over the related term of these consulting agreements. In 1999 and 2000, we recorded $1.9 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisition of Influence and Zimba, which is being amortized over four years from the date of acquisition. In 2001, we recorded a reduction for deferred stock-based compensation of $1.9 million in connection with a cancelled bonus agreement related to cancelled stock options. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $1.0 million in 2001, $1.5 million in 2000 and $0.7 million in 1999. We expect to record amortization of stock-based compensation of approximately $0.2 million in 2002.

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

     In January 2001, we acquired syn-T-sys, distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, we issued 44,161 shares of our common stock, valued at approximately $1.5 million, and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. Amounts allocated to goodwill of $6.8 million are being amortized on a straight-line basis over a two-year period. Amortization expense associated with this acquisition was $3.4 million in 2001.

     In June 2001, we acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, we issued 49,543 shares of the Company’s common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. Amounts allocated to goodwill are being amortized on a straight-line basis over a two-year period. Amortization expense associated with this acquisition was $1.4 million in 2001.

     In February 2000, we acquired Delphi Solutions AG (“Delphi”), a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to goodwill of $9.0 million are being amortized on a straight-line basis over a two-year period. In 2001, we paid the final payment under the share purchase agreement related to the acquisition and, as a result, the purchase price and related goodwill were reduced by $0.6 million. Amortization expense associated with this acquisition was $4.1 million in 2001 and $3.8 million in 2000.

     In April 2000, we announced a strategic alliance with PricewaterhouseCoopers (“PwC”) to jointly develop, sell and support end-to-end analytic solutions for the business-to-business e-commerce market worldwide. In connection with the agreement, PwC received 818,276 shares of our common stock. We recorded goodwill and other intangible assets totaling $31.8 million, which are being amortized on a straight-line basis over two to three years. Amortization expense associated with this acquisition was $10.7 million in 2001 and $8.0 million in 2000.

     In August 2000, we completed the acquisition of Zimba, a leading provider of e-business analytic solutions that provide mobile professionals with real-time access to corporate and external information via wireless devices, voice recognition and the Web. The agreement was structured as a share purchase and accounted for as a purchase transaction. Amounts allocated to goodwill and other intangible assets are being amortized on a straight-line basis over two to three years. Amortization expense associated with this acquisition was $6.8 million in 2001 and $2.3 million in 2000.

     In November 2000, we completed an intellectual property transfer agreement with certain individuals, QRB Developers. The acquisition was accounted for as a purchase transaction. Amounts allocated to goodwill and other intangible assets are being amortized on a straight-line basis over two to three years. Amortization expense associated with this acquisition was $0.9 million in 2001 and $0.1 million in 2000.

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 141 and SFAS 142 establish new standards for accounting for goodwill and intangible assets acquired in a business combination. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets will be subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002. We performed the first of the required impairment tests as of January 1, 2002. Based on current market conditions, we believe the adoption of SFAS 142 on January 1, 2002 will not result in a material write down of our goodwill and other intangible assets. The application of the provisions of SFAS 141 will result in a reclassification of $0.8 million of intangible assets as goodwill in the first quarter of 2002.

     For the other intangible assets that we will continue to amortize, we expect amortization expense to be approximately $1.1 million for 2002. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Purchased In-Process Research and Development

     In connection with our strategic alliance with PwC and the acquisitions of Zimba and QRB Developers, we recorded charges to operations of $2.2 million, $5.1 million and $1.3 million, respectively, for purchased in-process research and development in 2000. The in-process technologies had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development in each transaction was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired and determined by an independent third party.

Restructuring Charges

     In July 2001, we announced our plan to consolidate our four San Francisco Bay Area locations into the new facility in Redwood City. As a result of the consolidation of these facilities, we recorded total restructuring charges of approximately $12.1 million during the third quarter of 2001 for excess leased facilities in the San Francisco Bay Area and Texas and the related write-offs of property and equipment.

     We recorded a restructuring charge in 2001 of approximately $10.6 million related to the excess leased facilities. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the estimated sublease period or the remaining lease terms through 2007. The estimated costs of excess leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm. Actual future cash requirements will differ from the restructuring liability balances at December 31, 2001, if we are unable to sublease the excess leased facilities or actual sublease income is different from estimates. Property and equipment from these facilities that was removed from operations resulted in a charge of $1.5 million in 2001 and consisted primarily of leasehold improvements and furniture and fixtures.

Interest Income and Other, Net; Interest Expense

     Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net increased to $9.0 million in 2001, from $4.3 million in 2000 and $1.6 million in 1999. The increase in 2001 was primarily due to an increased average cash balance as a result of the completion of our follow-on public offering of our common stock with net proceeds of $191.0 million in October 2000. The 2000 increase was primarily due to an increased average cash balance as a result of the completion of the initial public offering of our common stock in April 1999, with net proceeds of $43.5 million. Interest expense was $0.01 million, $0.5 million and $0.3 million in 2001, 2000 and 1999, respectively, and represents interest expense on capital equipment leases and stockholder loans.

Income Tax Provision

     We recorded an income tax provision of $1.3 million in 2001, $3.3 million in 2000 and $0.8 million in 1999, due primarily to federal alternative minimum taxes and foreign income taxes. The income tax provision decreased in 2001 from 2000 because of the ability of the increased losses to absorb non-deductible expenses and deferred tax items that effected the alternative minimum tax calculation. The income tax provision primarily increased in 2000 from 1999 due to the impact to the federal alternative minimum tax calculation for non-deductible expenses and deferred tax items, for which a valuation allowance was recorded, and increased foreign taxes.

     As of December 31, 2001, we had federal and state net operating loss carryforwards of approximately $76.9 million and $14.8 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $2.9 million and $2.5 million, respectively, and foreign tax credits of $0.6 million. Our net operating loss and tax credit carryforwards will expire at various dates beginning in 2002, if not utilized.

     As of December 31, 2001 and 2000, we had deferred tax assets of approximately $50.0 million and $38.4 million, respectively. Our deferred tax assets have been fully offset by a valuation allowance.

Critical Accounting Policies

     Our financial statements are based on the selection and application of significant accounting policies, which requires our management to make significant estimates and assumptions. We believe that the following areas are some of the more critical judgments areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

     We recognize revenues in accordance with SOP 97-2. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. The determination regarding the probability of collection is based on management’s judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Sales Returns and Doubtful Accounts

     We maintain allowances for sales returns on revenue in the same period as the related revenues are recorded. These estimates require management judgment and are based on historical sales returns and other known factors. If these estimates do not adequately reflect future sales returns, revenue could be overstated.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and intangible assets

     We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We performed the first of the required impairment tests of goodwill as of January 1, 2002. Based on current market conditions, we believe the adoption of SFAS 142 on January 1, 2002 will not result in a material write down of our goodwill and other intangible assets.

Restructuring

     During 2001, we recorded significant liabilities in connection with our restructuring program. These liabilities include management’s estimates pertaining to sublease activities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determined that our estimates for sublease activities has significantly changed, an adjustment to the restructuring liability would be charged to income in the period in which such determination was made.

Deferred Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance; however, if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.

Recent Accounting Pronouncements

     In addition to SFAS 141 and SFAS 142 discussed above, other recent accounting pronouncements include SFAS 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended, which we adopted on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 did not have an impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets, other than goodwill and other intangibles, to be disposed of and addresses significant implementation issues. We will adopt SFAS 144 in the first quarter of 2002. The adoption of SFAS 144 is not expected to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of December

31, 2001, we had $209.2 million in available cash and cash equivalents, short-term investments and long-term investments. We also had $12.2 million of cash restricted under the terms of our Pacific Shores property leases.

     Our operating activities resulted in net cash inflows of $15.9 million for 2001. The operating cash inflows were primarily due to a decrease in accounts receivable and increases in accrued compensation and related expenses, restructuring charges and deferred revenue and were partially offset by the net loss (offset by non-cash charges for depreciation and amortization, and amortization of goodwill and other intangible assets) and increases in prepaid expenses and other current assets and income taxes payable. Our operating activities resulted in net cash inflows of $15.6 million for 2000 and $7.2 million for 1999. The sources of cash in both periods resulted principally from increases in accounts payable and accrued liabilities, accrued compensation and related expenses, and deferred revenue. The uses of cash in 2000 resulted principally from increases in accounts receivable, prepaid expenses and other current assets, and other assets and were partially offset by the net loss (offset by non-cash charges for sales and return allowances, amortization of goodwill and other intangible assets, and purchased in-process research and development). The uses of cash in 1999 resulted principally from increases in accounts receivable and prepaid expenses and other current assets and were partially offset by the net loss (offset by non-cash charges for depreciation and amortization, and amortization of goodwill and other intangible assets).

     Investing activities used cash of $113.4 million in 2001, $57.5 million in 2000 and $1.4 million in 1999. Of the $113.4 million used in investing activities in 2001, $264.3 million was associated with purchases of investments, and $186.8 million was associated with the proceeds from the sale of investments. Long-term investments represent investments in AAA rated corporate and AAA rated U.S. Government bonds with durations of one to two years in accordance with our investment policy. Investing activities in 2001 also included $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys, $3.5 million, net of cash acquired, associated with the acquisition of Informatica Partners, $4.5 million for the second and final installment payments in January and June 2001 associated with the acquisition of Delphi, our distributor in Switzerland and $30.2 million used for the purchase of property and equipment. Investing activities provided cash of $8.1 million from restricted cash, which was no longer required after July 2001, associated with the acquisition of Delphi. Of the $57.5 million used in investing activities in 2000, $20.3 was associated with requirements for restricted cash, $6.3 million was primarily associated with the acquisition of Delphi and QRB and $30.9 million was used for the purchase of property and equipment. The $1.4 million used in investing activities in 1999 resulted entirely from purchases of property and equipment.

     Financing activities provided cash of $11.0 million for 2001, consisting principally of proceeds from the issuance of common stock. Cash provided by financing activities was $201.7 million for 2000, primarily from the net proceeds of our secondary offering of $191.0 million as well as proceeds from the issuance of common stock partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence in December 1999. The source of cash of $44.7 million for 1999 was primarily from the net proceeds of our initial public offering of $43.5 million.

     As of December 31, 2001, our principal commitments consisted of obligations under operating leases. Our future minimum lease payments under noncancelable operating leases as of December 31, 2001 were as follows: $16.0 million in 2002; $16.5 million in 2003; $17.0 million in 2004; $17.6 million in 2005; $17.7 million in 2006; and $109.6 million thereafter.

     In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We began occupying the new corporate headquarters in August 2001. The lease expires in twelve years, or August 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total estimated cost of leasehold improvements for this facility through its completion is approximately $34.2 million, which is subject to change. Total expenditures for furniture, fixtures and equipment for this facility are expected to be approximately $10.3 million. Approximately $41.9 million has been expended on these activities through December 31, 2001 with the balance expected to be incurred by June 2002. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

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

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received. As of December 31, 2001, we had $16.0 million of sales related to shipments to specific international customers, specific resellers and OEMs, based on limited credit history, for which revenue had not been recognized.

     We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, because our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, our ability to generate positive cash flows from operations may be jeopardized. As a result, we may require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

     A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

RISK FACTORS

     In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse affect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

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

     Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customers’ cancellations or delays of orders will more likely harm our revenues and results of operations.

     Our quarterly product license revenues are difficult to forecast because we do not have a substantial backlog of orders, and therefore revenues in each quarter are substantially dependent on orders booked and shipped in that quarter and cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control, such as (1) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software, (3) changes in customer budgets, (4) seasonality of technology purchases (5) direct sales force effort to meet or exceed year-end quotas, (6) lower European sales during the summer months, and (7) other general economic conditions. Nonetheless, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues.

     The difficulty we have in predicting our quarterly revenue means revenues shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not take our quarterly results to be indicative of our future performance. Moreover, our future operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the present economic slowdown in the United States and in Europe, and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third quarter and the economic slowdown in the past few quarters with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic applications. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, or if a wider or global economic slowdown occurs, we may continue to fall short of our revenue expectations for the first quarter of 2002 and any given quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

THE LENGTHY SALES CYCLE AND IMPLEMENTATION PROCESS OF OUR PRODUCTS MAKES OUR REVENUES SUSCEPTIBLE TO FLUCTUATIONS.

     Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products, particularly our analytic applications, typically require executive-level approval from our customers before they can purchase our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles;

•	concerns about the introduction of our products or competitors’ new products; or

•	potential downturns in general economic or political conditions.

     Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations and focus on sales of our analytic applications. The implementation of our products, particularly our analytic applications, can be a complex and time-consuming process, the length and cost of which may be difficult to predict. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue and results of operations.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT GROW AS WE ANTICIPATE, IT WILL ADVERSELY AFFECT OUR REVENUES.

     The market for software solutions, including enterprise analytic software, that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization, is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not grow at the rate we anticipate, we will not be able to sell as much of our software products and services, and our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe that only a limited number of large companies have deployed these software solutions. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

     The higher fees for, and potentially longer sales cycle of, our analytic applications could be especially affected by a global economic slowdown, where larger transaction sizes receive closer scrutiny by our potential customers.

BECAUSE WE SELL A LIMITED NUMBER OF PRODUCTS, IF THESE PRODUCTS DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, OUR REVENUES WILL BE ADVERSELY AFFECTED.

     To date, substantially all of our revenues have been derived from our PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic applications and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues could decrease. In particular, we recently released our new analytic delivery platform and new versions of our analytic applications, and the degree of market acceptance for these products is currently uncertain. Market acceptance of our products could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

IF WE ARE UNABLE TO ACCURATELY FORECAST REVENUES, IT MAY HARM OUR BUSINESS OR RESULTS OF OPERATIONS.

     We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business or results of operations. In particular, a slowdown in the economy may cause customer purchases to be reduced in amount, deferred or cancelled, which will therefore reduce the overall license pipeline conversion rates in a particular period of time.

RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism within the United States and Europe, the escalation of military action and heightened security measures in response to such further threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in further reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our revenues would decline, which would materially and adversely affect our business and results of operations.

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

     In addition, we compete against business intelligence vendors, database vendors and enterprise application vendors that currently offer, or may develop, products with functionalities that compete with our solutions, such as Brio Technology, Inc., Business Objects, Cognos Inc., Hyperion Solutions Corporation and Microstrategy Inc. The products offered by database vendors typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems.

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

     In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Accenture, BEA Systems, Deloitte Consulting, Hewlett-Packard, i2 Technologies, IBM, KPMG Consulting, Mitsubishi

Electric, PeopleSoft, PwC Consulting, Siebel Systems and Sybase. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

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

ANY SIGNIFICANT DEFECT IN OUR PRODUCTS COULD CAUSE US TO LOSE REVENUE AND EXPOSE US TO PRODUCT LIABILITY CLAIMS.

     The software products we offer are inherently complex and despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations or lack of market acceptance of our products, and as a result, harm our business, results of operations or financial condition. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors. For example, we issued corrective releases to fix problems with the version of our PowerMart released in the first quarter of 1998. As a result, we had to allocate significant customer support resources to address these problems. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. The limitation of liability provisions contained in our license agreements, however, may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. If a claimant successfully brings a product liability claim against us, it would likely significantly harm our business, results of operations or financial condition.

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES.

     The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, some of our customers deferred purchasing the PowerMart product until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY REVENUES TO FLUCTUATE.

     In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter. As a result, we historically have experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter, which is a lighter quarter and often experiences less growth than other quarters. We believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales tend to be relatively lower during the summer months than during other periods. Due to the economic slowdown in 2001, our 2001 quarterly revenues may not be indicative of seasonal trends that were experienced in prior years. With economic recovery, we expect that seasonal trends may continue in the foreseeable future. This seasonal impact may increase as we continue to focus our sales efforts on large corporations.

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

We may encounter difficulties predicting the extent of the future impact of these conditions. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations and financial condition.

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

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR STRATEGIC ACQUISITIONS AND INVESTMENTS.

     In December 1999, we acquired Influence, a developer of analytic applications. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PwC intellectual property rights and personnel. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. In June 2001, we acquired Informatica Partners, a distributor of our products in France. We may not be able to effectively integrate these companies, intellectual property, or personnel, and our attempts to do so will place an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

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

OUR STOCK PRICE FLUCTUATES AS A RESULT OF FACTORS OTHER THAN OUR OPERATING RESULTS.

     The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including our operating results and the following:

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates by securities analysts;

•	changes in recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

     In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We and certain of our officers and directors are named as defendants in a purported class action complaint, which has been filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. The complaint seeks unspecified damages from alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. See Item 3. Legal Proceedings. Such factors and fluctuations, as well as general economic, political and market conditions, may cause the market price of our common stock to decline, which may impact our operations.

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR GROWTH COULD HARM OUR RESULTS OF OPERATIONS.

     In the past, we have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure and, if such growth resumes, will continue to place a strain on our administrative and operational infrastructure. If we are unable to manage this growth effectively, our business, results of operations or financial condition may be significantly harmed. Our ability to manage our operations and growth effectively requires us to continue to improve our sales, operational, financial and management controls, reporting systems and procedures and hiring programs.

     We may not be able to successfully implement improvements to our sales, management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls. We are currently in the process of implementing improvements to our control systems and have licensed technology from a third party to accomplish this objective. We may experience difficulties in the implementation process or in connection with the third party software which could divert our resources, including attention of management.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

     Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of Informatica or a change in our management. In addition, we have adopted a stockholder rights plan. Under the plan, we issued a dividend of one right for each outstanding share of common stock to stockholders of record as of November 12, 2001. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us — or a significant percentage of our outstanding capital stock — without first negotiating with our Board of Directors regarding such acquisition.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power which occurred during 2001. In the event these blackouts are reinstated, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity may continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors”

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist primarily of commercial paper, government notes and bonds, corporate bonds and municipal securities. Due to the nature of our investments, we believe that there is no material interest rate risk exposure. All investments are carried at market value, which approximates cost.

Foreign Currency Risk

     We market and sell our software and services through our direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. We also have relationships with distributors in various regions, including Asia-Pacific, Australia, Europe, Japan and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We translate foreign currencies into U.S dollars for reporting purposes and currency fluctuations may have a quarterly impact on our financial results. To date, we have not engaged in any foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements, and the related notes thereto, of Informatica and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Informatica Corporation

     We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 23, 2002

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,

	2001	2000

Current assets:
Cash and cash equivalents	$131,264	$217,713
Short-term investments	16,057	—
Restricted cash	—	8,116
Accounts receivable, net of allowances of $2,295 and $3,858 in 2001 and 2000, respectively	29,131	30,100
Prepaid expenses and other current assets	7,061	2,852

Total current assets	183,513	258,781
Restricted cash, less current portion	12,166	12,166
Property and equipment, net	53,180	31,131
Long-term investments	61,898	—
Goodwill and other intangible assets, net	31,221	47,491
Other assets	925	1,414

Total assets	$342,903	$350,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,934	$3,573
Accrued liabilities	14,953	17,932
Accrued compensation and related expenses	15,848	11,648
Income taxes payable	2,874	3,910
Restructuring charges	4,136	—
Capital lease obligations	—	83
Deferred revenue	36,554	23,340

Total current liabilities	77,299	60,486
Restructuring charges, less current portion	5,196	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized of which 200,000 shares have been designated as Series A preferred stock, $0.001 par value, no shares outstanding at December 31, 2001 and 2000	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 78,563,288 and 75,588,185 shares issued and outstanding at December 31, 2001 and 2000, respectively	342,335	331,042
Deferred stock-based compensation	(299)	(3,447)
Accumulated deficit	(82,380)	(37,400)
Accumulated other comprehensive income	752	302

Total stockholders’ equity	260,408	290,497

Total liabilities and stockholders’ equity	$342,903	$350,983

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Revenues:
License	$119,937	$101,649	$41,184
Service	77,415	52,409	21,195

Total revenues	197,352	154,058	62,379
Cost of revenues:
License	4,500	2,034	686
Service	39,746	28,465	10,310

Total cost of revenues	44,246	30,499	10,996

Gross profit	153,106	123,559	51,383
Operating expenses:
Research and development	46,271	26,493	11,843
Sales and marketing	99,334	75,034	33,613
General and administrative	19,629	11,726	5,012
Merger-related costs	—	—	2,082
Amortization of stock-based compensation	1,036	1,514	742
Amortization of goodwill and other intangible assets	27,376	14,163	—
Purchased in-process research and development	—	8,648	—
Restructuring charges	12,096	—	—

Total operating expenses	205,742	137,578	53,292

Loss from operations	(52,636)	(14,019)	(1,909)
Interest income and other, net	8,971	4,306	1,557
Interest expense	(11)	(458)	(319)

Loss before income taxes	(43,676)	(10,171)	(671)
Income tax provision	1,304	3,345	824

Net loss	$(44,980)	$(13,516)	$(1,495)

Net loss per share:
Basic and diluted	$(0.58)	$(0.19)	$(0.03)

Shares used in calculation of net loss per share:
Basic and diluted	77,599	69,758	47,565

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

			Stockholders' Equity (Deficit)

	Redeemable							Accumulated
	Convertible				Notes			Other	Total
	Preferred Stock		Common Stock		Receivable	Deferred		Comprehensive	Stockholders'
					From	Stock-Based	Accumulated	Income	Equity
	Shares	Amount	Shares	Amount	Stockholders	Compensation	Deficit	(Loss)	(Deficit)

Balances at December 31, 1998	31,760,000	$17,586	16,320,696	$1,213	$(40)	$(383)	$(22,389)	$19	$(21,580)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(1,495)	—	(1,495)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(103)	(103)

Comprehensive loss									(1,598)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	12,000,000	43,514	—	—	—	—	43,514
Conversion of redeemable convertible preferred stock into common stock	(31,760,000)	(17,586)	31,760,000	17,586	—	—	—	—	17,586
Repurchase of common stock	—	—	(17,344)	(3)	—	—	—	—	(3)
Common stock options exercised	—	—	3,138,792	1,251	—	—	—	—	1,251
Exercise of warrants	—	—	795,092	212	—	—	—	—	212
Deferred stock-based compensation	—	—	—	3,247	—	(3,247)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	742	—	—	742

Balances at December 31, 1999	—	—	63,997,236	67,020	(40)	(2,888)	(23,884)	(84)	40,124
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(13,516)	—	(13,516)
Foreign currency translation adjustment	—	—	—	—	—	—	—	386	386

Comprehensive loss									(13,130)
Issuance of common stock in connection with secondary public offering, net of offering costs	—	—	4,750,000	190,961	—	—	—	—	190,961
Issuance of common stock in connection with acquisitions	—	—	1,325,820	56,508	—	—	—	—	56,508
Repurchase of common stock	—	—	(1,600)	(3)	—	—	—	—	(3)
Common stock options exercised	—	—	4,549,257	10,575	—	—	—	—	10,575
Common stock issued under employee stock purchase plan	—	—	967,472	3,908	—	—	—	—	3,908
Repayment of notes receivable from stockholders	—	—	—	—	40	—	—	—	40
Deferred stock-based compensation	—	—	—	2,073	—	(2,073)	—	—	—
Amortization of stock-based compensation	—	—		—	—	1,514	—	—	1,514

Balances at December 31, 2000	—	—	75,588,185	331,042	—	(3,447)	(37,400)	302	290,497
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(44,980)	—	(44,980)
Foreign currency translation adjustment	—	—	—	—	—	—	—	32	32
Unrealized gains on investments								418	418

Comprehensive loss									(44,530)
Issuance of common stock in connection with acquisitions	—	—	93,704	2,359	—	—	—	—	2,359
Common stock options exercised	—	—	1,936,001	5,334	—	—	—	—	5,334
Common stock issued under employee stock purchase plan	—	—	945,398	5,712	—	—	—	—	5,712
Deferred stock-based compensation adjustments	—	—	—	(2,112)	—	2,112	—	—	—
Amortization of stock-based compensation	—	—		—	—	1,036	—	—	1,036

Balances at December 31, 2001	—	$—	78,563,288	$342,335	$—	$(299)	$(82,380)	$752	$260,408

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2001	2000	1999

Operating activities
Net loss	$(44,980)	$(13,516)	$(1,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,749	1,660	550
Sales and returns allowances	1,186	2,506	—
Other receivable allowances	533	242	246
Amortization of stock-based compensation	1,036	1,514	742
Amortization of goodwill and other intangible assets	27,376	14,163	—
Purchased in-process research and development	—	8,648	—
Restructuring charges	1,497	—	—
Loss on disposal of property and equipment	1,048	—	—
Interest expense related to notes payable	—	125	289
Changes in operating assets and liabilities:
Accounts receivable	899	(24,739)	(4,658)
Prepaid expenses and other current assets	(3,973)	(1,545)	(709)
Other assets	559	(1,236)	7
Accounts payable and accrued liabilities	353	6,177	3,645
Accrued compensation and related expenses	3,803	5,093	2,675
Income taxes payable	(1,245)	2,919	813
Restructuring charges	9,332	—	—
Deferred revenue	12,748	13,561	5,087

Net cash provided by operating activities	15,921	15,572	7,192

Investing activities
Purchase of property and equipment, net	(30,207)	(30,854)	(1,440)
Purchases of investments	(264,337)	—	—
Proceeds from the sale of investments	186,800	—	—
Proceeds from the sale of investments	—	—	—
Acquisitions, net of cash acquired	(13,737)	(6,318)	—
Transfer from (to) restricted cash	8,116	(20,282)	—

Net cash used in investing activities	(113,365)	(57,454)	(1,440)

Financing activities
Proceeds from secondary public offering of common stock, net	—	190,961	—
Proceeds from initial public offering of common stock, net	—	—	43,514
Proceeds from issuance of common stock, net of payments for repurchases	11,046	14,480	1,248
Proceeds from exercise of warrants	—	—	212
Proceeds from notes payable to stockholders	—	—	1,286
Payments on notes payable to stockholders	—	(3,572)	(1,312)
Payments on capital lease obligations	(83)	(221)	(243)
Repayment of notes receivable from stockholders	—	40	—

Net cash provided by financing activities	10,963	201,688	44,705

Effect of foreign currency translation on cash and cash equivalents	32	386	(103)

Increase (decrease) in cash and cash equivalents	(86,449)	160,192	50,354
Cash and cash equivalents at beginning of year	217,713	57,521	7,167

Cash and cash equivalents at end of year	$131,264	$217,713	$57,521

Supplemental disclosures:
Interest paid	$3	$253	$29

Income taxes paid	$1,566	$163	10

Supplemental disclosures of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$17,586

Deferred stock-based compensation related to options granted	$(2,112)	$2,073	$3,247

Common stock issued for acquisitions	$2,359	$56,508	$—

     See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Company and a Summary of its Significant Accounting Policies

Description of the Company

     Informatica Corporation (the “Company”) was incorporated in California in February 1993 and reincorporated in Delaware in March 1999. We are a leading provider of enterprise analytics software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ significantly from the those estimates.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Cash and Cash Equivalents and Restricted Cash

     The Company considers highly liquid investment securities with maturities, at date of purchase, of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist of money market funds and government securities with insignificant interest rate risk, are stated at cost, which approximates fair value. Restricted cash consists of amounts held in deposits that are required as collateral under lease agreements.

Investments

     Investments are comprised of marketable securities, which consist primarily of commercial paper, government notes and bonds, corporate bonds and municipal securities with original maturities beyond three months. All marketable securities are held in the Company’s name and custodied with two major financial institutions. The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred.

Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives of the related assets, generally three years or less. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs

     The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2001, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

     Pursuant to AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Capitalized costs relating to software under development to meet internal requirements were $6.0 million for the year ended December 31, 2001 and are included in property and equipment. No such costs were capitalized as of December 31, 2000.

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, assembled workforce and developed technology. Under the Company’s accounting policies, goodwill and other intangible assets are amortized on a straight-line basis over their expected useful lives ranging from two to three years. Amounts allocated to purchased in-process research and development are expensed in the period in which the acquisition is consummated.

Impairment of Long-Lived Assets

     The Company periodically assesses the impairment of long-lived assets, including identifiable intangible assets and related goodwill, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets”. Reviews are regularly performed to determine whether facts and circumstances exist which indicate that the carrying amount of assets may not be recoverable. Conditions that would trigger an impairment assessment include material adverse changes in operations or the Company’s decision to abandon acquired products, services or technologies. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining life against their respective carrying amounts. Impairment, if any, would be based on the excess of the carrying amount over the fair value of those assets. To date, no such impairment has occurred

Concentrations of Credit Risk and Credit Evaluations

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers, which are primarily located in the U.S., Europe and Canada, and generally does not require collateral. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Actual credit losses and returns may differ from the Company’s estimates and such differences could be material to the financial statements.

Revenue Recognition

     The Company recognizes revenue in accordance with AICPA SOP 97-2, as amended by SOP 98-4, “Software Revenue Recognition.”

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

     License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. For the data integration products to end users, revenue is recognized upon shipment and when collectibility is probable. For the analytic applications, the Company recognizes the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list prices. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, the Company recognizes revenue at the time payment is received for the Company’s products, rather than at the time of sale. The Company’s standard agreements do not contain product return rights.

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

     Deferred revenue includes deferred license and maintenance revenue and prepaid training and consulting fees. Deferred revenue amounts do not include items which are both deferred and unbilled. The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which the Company defers revenue until payment is received.

Shipping and Handling Costs

     Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost of products in our results of operations.

Advertising Expense

     Advertising costs are expensed as incurred. Advertising expense was $0.5 million for the year ended December 31, 2001 and $1.5 million and $0 for the years ended December 31, 2000 and 1999, respectively.

Stock-Based Compensation

     The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net Loss Per Share

     Under the provisions of SFAS No. 128, “Earnings per Share,” basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted- average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for all periods, as their inclusion would be antidilutive.

     The calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net loss	$(44,980)	$(13,516)	$(1,495)

Weighted-average shares of common stock outstanding used in calculation of basic and diluted net loss per share	77,599	69,758	47,565

Basic and diluted net loss per share	$(0.58)	$(0.19)	$(0.03)

     If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 5,121,000, 10,654,000 and 12,289,000 common equivalent shares related to outstanding stock options, warrants and redeemable convertible preferred stock not included in the calculations above (determined using the treasury stock method) for 2001, 2000 and 1999, respectively.

Comprehensive Income (Loss)

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). Tax effects of other comprehensive income (loss) are not material for any period presented.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

     On January 1, 2001, the Company adopted SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133 did not have an impact on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations”, and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. SFAS 141 and SFAS 142 establish new standards for accounting for goodwill and intangible assets acquired in a business combination. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets will be subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002. The Company performed the first of the required impairment tests as of January 1, 2002. Based on current market conditions, we believe the adoption of SFAS 142 on January 1, 2002 will not result in a material write down of our goodwill and other intangible assets. The application of the provisions of SFAS 141 will result in a reclassification of $0.8 million of intangible assets as goodwill in the first quarter of 2002.

     In October 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS

No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” SFAS 144 provides a single accounting model for long-lived assets, other than goodwill and other intangibles, to be disposed of and addresses significant implementation issues. The Company will adopt SFAS 144 in the first quarter of 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company’s operating results or financial condition.

2. Business Combinations

Pooling-of-Interests Acquisition

     In December 1999, the Company acquired Influence, a developer of analytic applications for eBusiness. The merger was accounted for using the pooling-of-interests method of accounting and as such the Company’s historical financial results for all dates and periods prior to the merger have been restated to reflect the merger. In connection with the acquisition, the Company issued 2,598,168 shares of its common stock to Influence’s shareholders in exchange for all of Influence’s outstanding common stock. All outstanding options to purchase Influence’s common stock were converted into options to purchase 574,104 shares of Informatica common stock. In connection with the business combination, the Company incurred merger related costs of approximately $2.1 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the merger.

Purchase Acquisitions

     In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company’s common stock, valued at approximately $1.5 million, and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million are being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As of December 31, 2001, accumulated amortization and amortization expense was approximately $3.4 million related to the syn-T-sys acquisition. The results of operations of syn-T-sys have been included in the Company’s results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

     In June 2001, the Company acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 49,543 shares of the Company’s common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. As part of the agreement, 6,907 of the shares issued pursuant to the acquisition were placed in escrow contingent on the continued employment of certain employees and were not included in the purchase price. The purchase price of the transaction, including related expenses, was approximately $5.0 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $4.8 million are being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As of December 31, 2001, accumulated amortization and amortization expense was approximately $1.4 million related to the Informatica Partners acquisition. The results of operations of Informatica Partners have been included in the Company’s results of operations since the acquisition date.

     The following unaudited pro forma adjusted summary reflects the Company’s condensed consolidated results of operations for the year ended December 31, 2001 and 2000, assuming Informatica Partners had been acquired at the beginning of the pro forma periods presented and is not intended to be indicative of future results:

	Year ended December 31,

	2001	2000

	(in thousands, except per share data)
Pro forma adjusted total revenue	$197,831	$156,773
Pro forma adjusted net loss	(46,604)	(15,076)
Pro forma adjusted net loss per share — basic and diluted	$(0.60)	$(0.22)

     In February 2000, the Company acquired Delphi Solutions AG (“Delphi”), a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price of $9.2 million included payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the second payment of approximately $4.3 million was paid in January 2001. In June 2001, we paid the final payment under the share purchase agreement. As a result, the purchase price and related goodwill were reduced by $0.6 million. Following the final payment in June 2001, the Company is no longer required to hold a certificate of deposit for $8.1 million, which was classified as restricted cash on the Company’s consolidated balance sheet until July 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $8.4 million, net of the $0.6 million reduction, are being amortized on a straight-line basis over a two-year period. As of December 31, 2001, accumulated amortization was approximately $7.8 million related to the Delphi acquisition and amortization expense for the year was $ 4.1 million. As part of this agreement, the Company is required to hold a certificate of deposit for $8.1 million that was classified as restricted cash on the Company’s balance sheet until July 2001. The results of operations of Delphi have been included in the Company’s results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

     In August 2000, the Company completed the acquisition of Zimba in a transaction accounted for as a purchase transaction. Zimba is a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devices, voice recognition technology and the Internet. Under the terms of the agreement, the Company issued 507,544 shares of common stock in exchange for the outstanding shares of common stock of Zimba. In addition, all the outstanding options to purchase Zimba common stock were automatically converted into options to purchase the Company’s common stock based on the conversion ratio in the agreement with a corresponding adjustment to their respective exercise prices. The total purchase price, including assumed liabilities and related expenses, was $26.0 million, of which $2.1 million was allocated to identifiable intangible assets, including core technology of $1.4 million, acquired workforce of $0.4 million and patents of $0.3 million, $0.6 million was allocated to assumed liabilities and related expenses, and the balance of $18.2 million was allocated to goodwill. Goodwill and other intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and over three years for the core technology, patents and goodwill. Purchased in-process research and development of $5.1 million was expensed in the third quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from Zimba. All assumed options of Zimba were valued at fair value and included in the purchase price, net of the intrinsic value of any unvested options, which were included in deferred stock-based compensation as a component of stockholders’ equity and are being amortized over the remaining vesting period. The results of operations of Zimba have been included in the Company’s results of operations since the acquisition date. As of December 31, 2001, accumulated amortization was approximately $9.1 million related to the Zimba acquisition and amortization expense for the year was $6.8 million. The following unaudited pro forma adjusted summary reflects the condensed consolidated results of operations for the year ended December 31, 2000 and 1999, assuming Zimba had been acquired at the beginning of the pro forma periods presented and is not intended to be indicative of future results:

	Year Ended
	December 31,

	2000	1999

	(in thousands, except per share data)
Pro forma adjusted total revenue	$154,058	$62,379
Pro forma adjusted net loss	$(15,322)	$(9,378)
Pro forma adjusted net loss per share — basic and diluted	$(0.22)	$(0.20)

3. Asset Acquisitions

     In April 2000, the Company announced a strategic alliance with PricewaterhouseCoopers (“PwC”) to jointly develop, market, sell and support analytic application products. In connection with the agreement relating to the strategic alliance, PwC received 818,276 shares of the Company’s common stock. The total purchase price, including related expenses, was approximately $31.8 million, which was allocated to goodwill and various identifiable intangible assets, including goodwill of $22.9 million, core technology of $1.7 million and acquired workforce and consultants of $5.0 million. Goodwill and other identifiable intangible assets are being amortized on a straight-line basis over two years for the acquired workforce and consultants and over three years for the core technology and goodwill. Purchased in-process research and development of $2.2 million was expensed in the second quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC. As of December 31, 2001, accumulated amortization was approximately $18.7 million related to the PwC strategic alliance and amortization expense for the year was $10.7 million.

     In November 2000, the Company completed an intellectual property transfer agreement with certain individuals (“QRB Developers”). The acquisition was accounted for as a purchase transaction. The total purchase price, including related expenses, was approximately $4.1 million, of which $0.1 million was allocated to the acquired workforce and $2.7 million was allocated to goodwill. Goodwill and other identifiable intangible assets are being amortized on a straight-line basis over three years for goodwill and over two years for the acquired workforce. Purchased in-process research and development of $1.3 million was expensed in the fourth quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the technologies acquired from QRB Developers. As of December 31, 2001, accumulated amortization was approximately $1.1 million related to the QRB Developers acquisition and amortization expense for the year was $ 0.9 million.

4. Investments

     The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. No realized gains and losses were reported for the year ended December 31, 2001.

     The available-for-sale securities consist of the following as of December 31, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
Money market funds	$86,343	$—	$—	$86,343
Corporate notes and bonds	20,086	303	(8)	20,381
Municipal securities	11,600	—	—	11,600
U.S. Government notes and bonds	57,451	129	(6)	57,573

	$175,480	$432	$(14)	$175,897

     As of December 31, 2001, investments of $98.0 million are classified as cash and cash equivalents, $16.1 million are classified as short-term investments due within one year, and $61.9 million are classified as long-term investments due within two years.

5. Property and Equipment

     Property and equipment consists of the following:

	December 31,

	2001	2000

	(in thousands)
Computer and office equipment	$12,811	$7,208
Furniture and fixtures	6,675	549
Leasehold improvements	33,994	26,335
Capital work-in-progress	6,032	—

	59,512	34,092
Less accumulated depreciation and amortization	(6,332)	(2,961)

	$53,180	$31,131

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $0.9 million. Accumulated amortization of these assets was $0.9 million and $0.8 million at December 31, 2001 and 2000, respectively. The related amortization is included with depreciation expense.

     During the year ended December 31, 2001, the Company recorded a charge of $1.5 million related to the write-off of leasehold improvements and furniture and fixtures at excess facilities. See Note 8 of Notes to Consolidated Financial Statements. Capital work-in-progress consists of capitalized costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements, pursuant to SOP No. 98-1. The software is expected to be placed in service in 2002, at which time amortization over a period of five years will commence.

6. Goodwill and other intangible assets

     Goodwill and other intangible assets (See Note 2) consist of the following:

	December 31,

	2001	2000

	(in thousands)
Goodwill	$63,841	$52,735
Other intangible assets	8,919	8,919

	72,760	61,654
Less accumulated amortization	(41,539)	(14,163)

	$31,221	$47,491

7. Lease Obligations

     In February 1998, the Company entered into an thirty-six month equipment financing agreement, at an interest rate of 3.19%, that provided up to $1.5 million for the purchase of property and equipment. Total borrowings under these agreements amounted to $0.9 million. The outstanding principal balance of $83,000 as of December 31, 2000 and a supplemental interest portion of 20% of the original purchase price was paid in January 2001.

     In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company occupied the new corporate headquarters in August 2001. The lease expires twelve years after occupancy, or August 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total estimated cost of leasehold improvements for this facility through its completion is approximately $34.2 million, which is subject to change. Approximately $31.7 million has been expended on these activities through December 31, 2001 with the balance expected to be incurred by June 2002. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

     In February 2001, the Company entered into a fourteen-month lease agreement in Palo Alto, California covering approximately 14,000 square feet of space at approximately $88,000 per month to meet its space requirements until the new corporate headquarters in Redwood City, California was completed in August 2001. The remaining obligations under this lease agreement were included in the restructuring charges related to the consolidation of the four San Francisco bay area locations into the Redwood City facility. See Note 6 for information about the restructuring charges.

     The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $15.8 million, $4.8 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Operating lease payments in the table below include approximately $8.5 million for operating lease commitments for facilities that are included in restructuring charges (Note 8).

     Future minimum lease payments under noncancelable operating leases with original terms in excess of one year are summarized as follows:

Operating
Leases

Years ending December 31:	(in thousands)

2002	$16,018
2003	16,512
2004	17,023
2005	17,566
2006	17,680
Thereafter	109,606

Total minimum lease payments	$194,405

8. Restructuring Charges

     In July 2001, the Company announced its plan to consolidate its four San Francisco Bay Area locations into its new facility in Redwood City. As a result of the consolidation of its facilities, the Company recorded total restructuring charges of approximately $12.1 million in 2001, which was classified as an operating expense.

     The Company recorded a restructuring charge of approximately $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the estimated sublease period or the remaining lease terms through 2007. The estimated costs of consolidating excess leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm. Property and equipment from these facilities that was disposed of or removed from operations resulted in a charge of $1.5 million and consisted primarily of leasehold improvements and furniture and fixtures. Net cash payments through December 31, 2001 related to the consolidation of excess facilities amounted to $1.3 million. Actual future cash requirements may differ from the restructuring liability balances at December 31, 2001, if the Company is unable to sublease the excess leased facilities or actual sublease income is different from estimates. As of December 31, 2001, $9.3 million of lease termination costs, net of anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be utilized by 2007.

     A summary of the restructuring charges along with the remaining reserves is outlined as follows:

				Restructuring
				Liabilities at
	Total	Cash	Non-cash	December 31,
	Charges	Payments	Charges	2001

	(in thousands)
Property and equipment write-offs	$1,497	$—	$(1,497)	$—
Excess leased facilities	10,599	1,267	—	9,332

	$12,096	$1,267	$(1,497)	$9,332

9. Stockholders’ Equity

Common Stock

     On April 29, 1999, the Company completed an initial public offering in which it sold 12,000,000 shares of common stock, including 1,000,000 shares in connection with the exercise of the underwriters’ over-allotment option, at $4.00 per share. The Company received $43.5 million in cash, net of underwriting discounts, commissions and other offering costs.

     On October 3, 2000, the Company completed a follow-on public offering in which it sold 4,750,000 shares of common stock, including 750,000 shares in connection with the exercise of the underwriters’ over-allotment option, at $42.50 per share. The Company received $191.0 million in cash, net of underwriting discounts, commissions and other offering costs.

Stock Splits

     On each of February 18, 2000 and November 29, 2000, the Company effected a two-for-one split of its common stock to be effected in the form of a stock dividend. The stock split was effected by distribution of one share of the Company’s common stock for each share of common stock held by each stockholder of record. All references in the financial statements to number of shares and per share amounts of the Company’s common stock have been restated for the effect of the stock splits.

Stock Option Plans

     1993 and 1996 Flexible Stock Incentive Plans

     The Company’s 1993 and 1996 Flexible Stock Incentive Plans (the “Stock Plans”), in effect through our initial public offering, authorized the granting of 16,909,000 incentive and non-qualified common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options granted are exercisable over a maximum term of ten years and generally vest over a period of up to four years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all vested options may be exercised within a 90 day period after termination; under the restricted portion of the plans, the Company also has the right to repurchase at the original purchase price any unvested shares if the holder is no longer employed by the Company. As of December 31, 1999, no outstanding common shares were subject to such repurchase rights. Options that are canceled under the 1996 Stock Plan are available for future grants under the 1999 Stock Incentive Plan. There were no shares available for option grants under the 1996 Stock Plan at December 31, 2001.

     1999 Stock Incentive Plan

     The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years. As of December 31, 2001, the Company had 11,505,711 shares available for future issuance under the 1999 Incentive Plan.

     1999 Non-Employee Director Stock Incentive Plan

     The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering will automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. These options are exercisable over a maximum term of five years and will vest in four equal annual installments on each yearly anniversary from the date of the grant. In addition, each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting, will automatically receive options to purchase 20,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date, a maximum term of five years and will vest on the first anniversary of the grant date. As of December 31, 2001, the Company has 720,000 shares available for future issuance under the Directors Plan.

     2000 Employee Stock Incentive Plan

     In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years from the date of the grant. As of December 31, 2001, the Company had 1,502,558 shares available for future issuance under the 2000 Incentive Plan.

     Influence 1996 Incentive Stock Option Plan

     In connection with the acquisition of Influence in 1999, as discussed in Note 2, the Company converted options to purchase shares of Influence common stock into options to purchase 574,104 shares of the Company’s common stock. The number of shares of the Company’s common stock issuable under each option and the exercise price for each grant were adjusted by an exchange ratio. The Company assumed the Influence Stock Incentive Plan (“Influence Plan”) under which the options had been originally granted, however, no further options will be granted under the Influence Plan. The converted options continue to be subject to the terms of the Influence Plan. The Influence Plan provided for the granting of incentive stock options and non-qualified stock options. The exercise price of all options granted prior to the acquisition were determined by the Influence Board of Directors and were not less than the fair market value on the date of the grant. The options generally expire seven years from the date of the grant and vest over a period of four years from the date of the grant.

     Zimba 1999 Stock Option Plan

     In connection with the acquisition of Zimba, as discussed in Note 2, the Company converted options to purchase shares of Zimba common stock into options to purchase 91,176 shares of the Company’s common stock. The number of shares of the Company’s common stock issuable under each option and the exercise price for each grant were adjusted by an exchange ratio. The Company assumed the Zimba 1999 Stock Option Plan (“Zimba Plan”) under which the options had been originally granted, however, no further options will be granted under the Zimba Plan. The converted options continue to be subject to the terms of the Zimba Plan. The Zimba Plan provided for the granting of incentive stock options and non-qualified stock options. The exercise price of all options granted prior to the acquisition were determined by the Zimba Board of Directors and were not less than the fair market value on the date of the grant. Generally, options granted were immediately exercisable and such resulting shares issued under the Zimba Plan were subject to certain repurchase rights, also assumed by the Company. As of December 31, 2001, there were 71 shares of the Company’s common stock issued pursuant to the Zimba Plan that were subject to repurchase by the Company. These repurchase rights generally lapse over a four-year period from the date of grant. The options generally expire ten years from the date of the grant.

Stock Option Plan Activity

     A summary of the Company’s stock option activity under all plans is set forth below:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 1998	12,591,380	.73
Granted	8,334,382	10.48
Exercised	(3,138,792)	.40
Canceled	(1,373,652)	2.63

Outstanding at December 31, 1999	16,413,318	5.60
Granted	6,680,460	34.34
Exercised	(4,549,257)	2.32
Canceled	(2,725,723)	11.15

Outstanding at December 31, 2000	15,818,798	17.73
Granted	3,847,350	17.75
Exercised	(1,936,001)	2.76
Canceled	(9,995,709)	28.19

Outstanding at December 31, 2001	7,734,438	$7.96

     The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of		Life	Price		Price
Exercise Prices	Number	(Years)	per Share	Number	per Share

$0.03 - $1.00	2,294,869	5.67	$0.52	2,230,014	$0.51
$1.38 - $2.69	1,843,392	6.72	$2.25	1,141,261	$2.20
$3.00 - $14.04	1,576,048	8.42	$7.93	418,114	$7.99
$14.31 - $23.00	1,229,318	8.21	$17.72	246,082	$18.80
$23.18 - $48.63	790,811	8.20	$27.72	355,243	$27.53

	7,734,438	7.14	$7.96	4,390,714	$4.87

Stock-Based Compensation

     In connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $0.8 million in 1999 prior to the Company’s initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of the Company’s common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. The Company also recorded deferred stock-based compensation of $0.3 million in 2000 relating to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model, and the related amortization is being charged to operations over the related term of these consulting agreements. In 1999 and 2000, the Company recorded a total of $1.9 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisitions of Influence and Zimba, which is being amortized over four years. In 2001, we recorded a reduction for deferred stock-based compensation of $2.1 million of which $1.9 million was in connection with a cancelled bonus agreement related to cancelled stock options. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $1.0 million, $1.5 million and $0.7 million in 2001, 2000 and 1999, respectively.

1999 Employee Stock Purchase Plan

     The stockholders adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. During 2001, there were 945,398 shares issued under the Purchase Plan at a weighted-average price of $6.04 per share. As of December 31, 2001, the Company has 2,919,777 shares available for future issuance under the Purchase Plan.

Pro Forma Effect of Stock-based Compensation

     Pro forma information regarding results of operations and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

     For all grants that were granted prior to the Company’s initial public offering in April 1999, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighed-average assumptions: a risk-free interest rate of 5.5% and 5.0% for 1999 and 1998, respectively; no dividend yield or volatility factors of the expected market price of the Company’s common stock; and a weighted-average expected life of the option of five years. The fair value for the options granted subsequent to the Company’s initial public offering was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions: a risk-free interest rate of 4.6%, 6.2% and 5.5% for 2001, 2000 and 1999, respectively; a volatility factor of the expected market price of the Company’s common stock of 127% for 2001 and 100% for 2000 and 1999; no dividend yield; and a weighted-average expected life of the option of 4.5 years for 2001 and 5 years for 2000 and 1999, respectively.

     The fair value of the shares granted under the Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001: a risk-free interest rate of 4.6%; a volatility factor of the expected market price of the Company’s common stock of 127%; no dividend yield; and a weighted-average expected life of approximately six months.

     Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share data)
Net loss, as reported	$(44,980)	$(13,516)	$(1,495)
Net loss, pro forma	$(50,570)	$(78,891)	$(9,989)
Basic and diluted net loss per share, as reported	$(0.58)	$(0.19)	$(0.03)
Basic and diluted net loss per share, pro forma	$(0.65)	$(1.13)	$(0.21)

     These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $16.23, $23.23 and $9.08 for options granted during 2001, 2000 and 1999, respectively. The weighted-average fair value of shares granted issued under the Purchase Plan was $5.63 and $2.44 for 2001 and 2000, respectively.

Stock Option Exchange Program

     In July 2001, the Company adopted a voluntary stock option exchange program for its employees. Under the program, Informatica employees were given the option to cancel outstanding stock options previously granted in exchange for a new non-qualified stock option grant for an equal number of shares to be granted at a future date, at least six months and one day from the cancellation date of the exchanged options, which was September 14, 2001. Under the exchange program, options to purchase approximately 7.9 million shares of the Company’s common stock were tendered and cancelled. The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of the grant, which is expected to be on or about March 15, 2002. The new options will have terms and conditions that are substantially the same as those of the cancelled options. The exchange program is not expected to result in any additional compensation charges or variable plan accounting.

Stockholders’ Rights Plan

     In October 2001, the Board of Directors adopted the Stockholder Rights Plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock held on November 12, 2001. Each right entitles the holder to purchase 1/1000th of a share of Series A Preferred Stock of the Company, par value $0.001, at and exercise price of $90 per share. The rights become exercisable in certain circumstances and are redeemable at the Company’s option, at an exercise price of $0.001 per right. The rights expire on the earlier of November 12, 2011 or on the date of their redemption or exchange. The Company may also exchange the rights for shares of common stock under certain circumstances. The Stockholder Rights Plan was adopted to protect stockholders from unfair or coercive takeover practices.

10. Notes Receivable from Stockholders

     During 1995, certain officers of the Company purchased a total of 1,600,000 shares of the Company’s common stock in exchange for promissory notes. The notes accrued interest at 7.12% per annum, with interest and principal payable on May 5, 2000. The notes were secured by the common shares purchased by these officers. The principal and accrued interest on these notes were repaid in June 2000.

11. Notes Payable to Stockholders

     In 1997 and 1998, the Company issued promissory notes to stockholders in exchange for cash advances and payment for services. These notes accrued interest at the bank’s prime interest rate (8.5% at December 31, 1999) plus 2% per annum, with a maximum rate of 10% per annum. Principal and accrued interest on these notes at December 31, 1999 and 1998 were $3.4 million and $3.1 million, respectively. The principal and accrued interest on these notes were repaid in February 2000.

12. Income Taxes

     The federal, state and foreign income tax provision is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Current:
Federal	$76	$2,111	$100
State	55	101	185
Foreign	1,173	1,133	539

	$1,304	$3,345	$824

     Influence elected to be taxed as an S-corporation under Subchapter S of the Internal Revenue Code through December 15, 1999. Consequently, Influence’s stockholders were taxed on their proportionate share of the taxable income and no provision for income taxes has been provided in the statement of operations for the period beginning January 1, 1999 through December 15, 1999. Influence’s S-corporation status was terminated on December 15, 1999 when it was acquired by the Company.

     The components of income (loss) before income tax provision attributable to domestic and foreign operations are as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Domestic	$(36,103)	$(12,745)	$(1,437)
Foreign	(7,573)	2,574	766

	$(43,676)	$(10,171)	$(671)

     A reconciliation of the provision computed at the statutory federal income tax rate to the income tax provision is as follows:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Income tax benefit computed at statutory rate	$(15,286)	$(3,560)	$(235)
Federal alternative minimum taxes	76	2,794	100
State taxes	36	65	185
Foreign income tax	1,173	1,133	539
Non-deductible purchased technology	5,506	1,791	—
Non-deductible merger costs	—	797	—
Amortization of deferred stock compensation	363	—	—
Valuation allowance	8,724	—	235
Other	712	325	—

	$1,304	$3,345	$824

     Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2001	2000

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,783	$16,085
Tax credit carryforwards	5,180	3,003
Deferred revenue	2,860	7,797
Reserves and accrued costs not currently deductible	12,241	5,617
Amortization of intangibles	1,979	5,862

Total deferred tax assets	50,043	38,364
Valuation allowance	(50,043)	(38,364)

Net deferred tax assets	$—	$—

     SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $11.7 million, $25.8 million and $4.7 million during the years ended December 31, 2001, 2000 and 1999 respectively.

     As of December 31, 2001, approximately $37.0 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions, which will be credited to equity when realized.

     At December 31, 2001, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $76.9 million and $14.8 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $2.9 million and $2.5 million, respectively. The Company also had foreign tax credits of approximately $0.6 million. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2002, if not utilized.

     Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

13. Employee 401(K) Plan

     The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the plan, up to a maximum of $1,500 per calendar year. The Company expensed $0.8 million, $0.6 million and $0 in 2001, 2000 and 1999, respectively, for its matching contributions to the Plan. Contributions made by the Company vest 100% upon contribution. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

14. Segment Information

     The Company has adopted SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information.” The Company operates solely in one segment, the development and marketing of enterprise analytics software.

     The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2001, 2000 or 1999. Net revenue from international customers accounted for 28%, 21% and 18% of total net revenue in 2001, 2000 and 1999, respectively. There were no significant long-lived assets held outside the United States.

     Revenue was derived from customers in the following geographic areas:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
North America	$141,352	$122,367	$51,180
Europe	51,721	30,725	11,055
Other	4,279	966	144

	$197,352	$154,058	$62,379

15. Litigation

     On November 8, 2001, a putative securities class action, captioned Neuman v. Informatica Corporation et al., Civil Action No. 01-CV-9922, was filed against us, certain company officers and directors (the “individual defendants”), and six underwriters of our initial public offering of common stock (“IPO”) on April 28, 1999 and our follow-on offering of common stock on September 27, 2000, in the United States District Court for the Southern District of New York. The complaint alleges violations of Section 11 of the Securities Act of 1933 (“Securities Act”)

against all defendants, a violation of Section 15 of the Securities Act against the individual defendants, and violations of Section 12(a)(2) of the Securities Act and Section 10(b) of the Securities Exchange Act (and Rule 10b-5, promulgated thereunder) against the underwriters. The complaint seeks unspecified damages on behalf of a purported class of purchasers of common stock between April 28, 1999 and December 6, 2000 (the “class period”), on the grounds that the prospectus(es) incorporated in the registration statement(s) for one or both offerings failed to disclose, among other things, that (i) the underwriters had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriters allocated to those investors material portions of the shares of the common stock the Company sold in the offering(s), and (ii) the underwriters agreed to allocate shares of the common stock the Company sold in the offering(s) to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s common stock in the aftermarket at pre-determined prices. No specific damages are claimed.

     We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

     We are also subject to other various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we believe the claims are without merit and intend to defend the actions vigorously. However, an unfavorable outcome could have a material adverse effect on our operating results and financial condition.

16. Subsequent Events (Unaudited)

     On March 15, 2002, replacement options were granted to participating employees under the Stock Option Exchange Program (See Note 9) for approximately 7.7 million shares of common stock. Each participant received a one-for-one replacement option for each option included in the exchange at an exercise price of $7.90 per share, which was the fair market value of our common stock on March 15, 2002. The new options have terms and conditions that are substantially the same as those of the cancelled options. The exchange program will not result in any additional compensation charges or variable plan accounting.

17. Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share data)
2001(1):
Total revenues	$54,045	$47,141	$46,518	$49,648
Gross profit	43,323	36,547	34,968	38,268
Amortization of stock-based compensation	356	316	277	87
Amortization of goodwill and other intangible assets	6,594	6,795	6,994	6,993
Restructuring charges	—	—	12,096	—
Loss from operations	(2,939)	(10,129)	(29,321)	(10,247)
Net loss	(1,913)	(7,542)	(26,983)	(8,542)
Net loss per share (1):
Basic	$(0.02)	$(0.10)	$(0.35)	$(0.11)
Diluted	$(0.02)	$(0.10)	$(0.35)	$(0.11)
Shares used in calculation of net income (loss) per share (1):
Basic	76,628	77,307	78,038	78,400
Diluted	76,628	77,307	78,038	78,400

2000(1):
Total revenues	$25,933	$33,905	$42,808	$51,412
Gross profit	20,878	26,960	34,346	41,375
Merger-related costs	399	130	427	558
Amortization of stock-based compensation	374	3,798	4,367	5,624
Income from operations	—	2,199	5,117	1,332
Net income (loss)	630	(3,980)	(6,990)	(3,679)
Net income (loss) per share (1):	698	(4,201)	(7,453)	(2,560)
Basic Diluted	$0.01	$(0.06)	$(0.11)	$(0.03)
Shares used in calculation of net income (loss) per share (1):	$0.01	$(0.06)	$(0.11)	$(0.03)
Basic	65,643	68,423	69,608	75,300
Diluted	78,092	68,423	69,608	75,300

(1)	Amounts have been restated to reflect two-for-one stock splits, effected in the form of stock dividends, to each stockholder of record as of February 18, 2000 and November 29, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to Directors is included under the caption “Proposal One-Election of Directors” in the Proxy Statement for the 2002 Annual Meeting to be held on May 28, 2002 (the “2002 Proxy Statement”) and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers and Directors” in Part I hereof after Item 4.

     Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

     The information required by this item is included under the caption “Proposal One — Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is included under the heading “Security Ownership of Principal Stockholders and Management” in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is included under the caption “Transactions with Management” in the 2002 Proxy Statement and is incorporated herein by reference.

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

     See Item 14(c) below.

     (b)  Reports on Form 8-K

     A current report on Form 8-K was filed with the Securities and Exchange Commission by Informatica on October 29, 2001 to report the issuance of a press release on October 26, 2001 announcing that the Board of Directors of Informatica Corporation approved the adoption of a Stockholder Rights Plan. The press release was attached as Exhibit 99.1 to the Form 8-K.

     (c)  Exhibits

     See Exhibit Index.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California on this 15th day of March 2002.

INFORMATICA CORPORATION

By:	/s/ GAURAV S. DHILLON
Gaurav S. Dhillon Chief Executive Officer, Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GAURAV S. DHILLON Gaurav S. Dhillon	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 15, 2002

/s/ DIAZ H. NESAMONEY Diaz H. Nesamoney	President, Chief Operating Officer and Director	March 15, 2002

/s/ EARL E. FRY Earl E. Fry	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2002

David W. Pidwell	Director	March 15, 2002

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	March 15, 2002

Janice D. Chaffin	Director	March 15, 2002

INFORMATICA CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balances at	Charged to		Balances at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Provision for Doubtful Accounts
Year ended December 31, 2001	$826	$533	$(934)	$425

Year ended December 31, 2000	$937	$242	$(353)	$826

Year ended December 31, 1999	$691	$246	$—	$937

	Balances at			Balances at
	Beginning	Charged to		End of
	of Period	Revenue	Deductions	Period

Sales and Return Allowances
Year ended December 31, 2001	$3,032	$1,186	$(2,348)	$1,870

Year ended December 31, 2000	$1,040	$2,506	$(514)	$3,032

Year ended December 31, 1999	$1,040	$—	$—	$1,040

EXHIBIT INDEX

Exhibit
Number	Document

3.1	Amended and Restated Certificate of Incorporation of Informatica Corporation.(1)
3.2	Bylaws, as amended, of Informatica Corporation.(1)
3.4	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares.(2)
3.5	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation.(3)
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company.(3)
10.1*	Company’s 2000 Stock Incentive Plan, as amended.(5)
10.6*	Form of Indemnification Agreement between the Company and each of its executive officers and directors.(1)
10.9*	Company’s 1993 Flexible Stock Incentive Plan, including forms of agreements thereunder.(4)
10.10*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder.(4)
10.11*	Company’s 1999 Stock Incentive Plan.(1)
10.12*	Company’s 1999 Employee Stock Purchase Plan, including forms of agreements thereunder.(1)
10.13*	Company’s 1999 Non-Employee Director Stock Incentive Plan.(1)
10.14	Lease Agreement regarding Building 1 Lease, dated February 22, 2000, by and among the Company and Pacific Shores Center LLC.(6)
10.15	Lease Agreement regarding Building 2 Lease, dated February 22, 2000, by and among the Company and Pacific Shores Center LLC.(6)
10.16	Offer Letter, dated July 2, 2001, by and among the Company and Kyle L. Bowker.
21.1	List of Significant Subsidiaries.(4)
23.2	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to identically numbered Exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1/A (Commission File No. 333-72677), which was filed on April 8, 1999.

(2)	Incorporated by reference to the identically numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to identically numbered Exhibit to the Company’s Registration Statement on Form 8-A12G, which was filed on November 6, 2001.

(4)	Incorporated by reference to identically numbered Exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677), which was filed on February 19, 1999.

(5)	Incorporated by reference to identically numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001.

(6)	Incorporated by reference to identically numbered Exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

*	Indicates management contract or compensatory plan or arrangement.