Form 10-Q
period 2002-03-31
INFORMATICA CORP
filed 2002-05-13
CIK 1080099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25871

INFORMATICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Seaport Blvd, Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(650) 385-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of April 30, 2002, there were 79,263,874 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2002

i

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,091	$131,264
Short-term investments	62,680	16,057
Accounts receivable, net of allowances of $1,912 and $2,295, respectively	27,950	29,131
Prepaid expenses and other current assets	3,778	7,061

Total current assets	203,499	183,513
Restricted cash	12,166	12,166
Property and equipment, net	54,151	53,180
Long-term investments	44,303	61,898
Goodwill	29,564	28,760
Intangible assets, net	1,372	2,461
Other assets	722	925

Total assets	$345,777	$342,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,658	$2,934
Accrued liabilities	15,904	14,953
Accrued compensation and related expenses	14,293	15,848
Income taxes payable	2,577	2,874
Restructuring charges	3,357	4,136
Deferred revenue	39,431	36,554

Total current liabilities	78,220	77,299
Restructuring charges, less current portion	4,605	5,196
Stockholders’ equity	262,952	260,408

Total liabilities and stockholders’ equity	$345,777	$342,903

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
License	$26,514	$35,371
Service	22,013	19,527

Total revenues	48,527	54,898
Cost of revenues:
License	1,386	444
Service	9,871	11,131

Total cost of revenues	11,257	11,575

Gross profit	37,270	43,323
Operating expenses:
Research and development	11,911	11,058
Sales and marketing	21,760	23,352
General and administrative	4,797	4,902
Amortization of stock-based compensation	73	356
Amortization of goodwill and intangible assets	285	6,594

Total operating expenses	38,826	46,262

Loss from operations	(1,556)	(2,939)
Interest income and other, net	1,302	2,705

Loss before income taxes	(254)	(234)
Income tax provision	—	1,679

Net loss	$(254)	$(1,913)

Net loss per share:
Basic and diluted	$(0.00)	$(0.02)

Shares used in calculation of net loss per share:
Basic and diluted	78,963	76,628

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Operating activities
Net loss	$(254)	$(1,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,265	671
Provision for doubtful accounts	96	118
Amortization of stock-based compensation	73	356
Amortization of goodwill and intangible assets	285	6,594
Gain on the sale of investments	(154)	—
Loss on disposal of fixed assets	13	—
Changes in operating assets and liabilities:
Accounts receivable	1,085	7,120
Prepaid expenses and other current assets	3,283	(3,582)
Other assets	203	(67)
Accounts payable	(276)	997
Accrued liabilities	951	(2,717)
Accrued compensation and related expenses	(1,555)	(1,292)
Income taxes payable	(297)	1,382
Restructuring charges	(1,370)	—
Deferred revenue	2,877	4,285

Net cash provided by operating activities	7,225	11,952

Investing activities
Purchase of property and equipment, net	(3,249)	(4,393)
Purchases of investments	(71,122)	(202,361)
Sales and maturities of investments	41,709	30,700
Acquisitions, net of cash acquired	—	(9,953)

Net cash used in investing activities	(32,662)	(186,007)

Financing activities
Proceeds from issuance of common stock, net of payments for repurchases	3,290	5,825
Payments on capital lease obligations	—	(83)

Net cash provided by financing activities	3,290	5,742

Effect of foreign currency translation on cash and cash equivalents	(26)	135

Decrease in cash and cash equivalents	(22,173)	(168,178)
Cash and cash equivalents at beginning of period	131,264	217,713

Cash and cash equivalents at end of period	$109,091	$49,535

Supplemental disclosures:
Income taxes paid	$280	$230

Supplemental disclosures of noncash investing and financing activities:
Deferred stock-based compensation related to common stock options granted	$(4)	$(326)

Common stock issued in connection with acquisitions	$—	$1,481

Unrealized gain (loss) on available for sale securities	$(539)	$198

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All the amounts included in this report related to the financial statements as of March 31, 2002 and the three months ended March 31, 2002 and 2001 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter, the year ended December 31, 2002 or any future period.

      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2002. The condensed consolidated balance sheet as of December 31, 2001 has been prepared from the audited consolidated financial statements of the Company.

      Certain amounts in the Company’s 2001 condensed consolidated statements of operations were reclassified to conform with the current year presentation. Reimbursements received for out-of-pocket expenses have been reported as service revenues as a result of the adoption of Financial Accounting Standards Board (“FASB”) Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“Topic D-103”). In prior periods, the out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three months ended March 31, 2001 (in thousands):

March 31,
2001

Service revenues, as previously reported	$18,674
Add: reimbursements for out-of-pocket expenses	853

Service revenues, reclassified	$19,527

Cost of service revenues, as previously reported	$10,278
Add: reimbursements for out-of-pocket expenses	853

Cost of service revenues, reclassified	$11,131

2.     Revenue Recognition

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-4, “Software Revenue Recognition.”

      The Company generates revenues from sales of software licenses and services. The Company’s license revenues are derived from its business analytic software, which consists of data integration, and to a lesser extent, analytics delivery and analytic applications products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company’s products either directly from the Company or indirectly through resellers, distributors and OEMs.

      License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. For the data integration and analytics delivery products sold directly to end users, revenue is recognized upon shipment and when collectibility is probable. For the analytic applications, the Company recognizes the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list prices. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, the Company recognizes revenue at the time payment is received for the Company’s products, rather than at the time of sale. The Company’s standard agreements do not contain product return rights.

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

      Deferred revenue includes deferred license, maintenance, training and consulting revenue. Deferred revenue amounts do not include items which are both deferred and unbilled. The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which the Company defers revenue until payment is received.

2.     Goodwill and intangible assets

      The Company has adopted FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. SFAS 142 requires that goodwill be separately disclosed from other intangible assets, and no longer be amortized but tested for impairment on a periodic basis. The Company has completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three months ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations.

      In addition, certain identifiable intangible assets with indefinite lives are also not amortized. Under SFAS 141, assembled workforce is not considered a separate intangible asset. As a result, the Company reclassified the carrying amount of $0.8 million of assembled workforce to goodwill as of January 1, 2002.

      Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Assembled workforce	—	5,500
Core technology	3,122	3,122
Patents	297	297

	3,419	8,919
Less: accumulated amortization	(2,047)	(6,458)

Intangible assets, net	$1,372	$2,461

      Amortization expense of intangible assets was approximately $0.3 million and $1.0 million for the three months ended March 31, 2002 and 2001, respectively. The expected amortization expense related to identifiable intangible assets is $1.1 million and $0.5 million for the years ended December 31, 2002 and 2003, respectively.

      As required by SFAS 142, the results for the three months ended March 31, 2001 have not been restated. The following table discloses the effect on net income (loss) and basic and diluted earnings (loss) per share as if the Company accounted for its goodwill under SFAS 142 for the three months ended March 31, 2001 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Reported net loss	$(254)	$(1,913)
Add:
Goodwill and assembled workforce amortization, net of tax	—	6,309

Adjusted net income (loss)	$(254)	$4,396

Basic earnings (loss) per share:
Reported net loss	$(0.00)	$(0.02)
Add:
Goodwill and assembled workforce amortization, net of tax	—	$0.08

Adjusted basic earnings (loss) per share	$(0.00)	$0.06

Diluted earnings (loss) per share:
Reported net loss	$(0.00)	$(0.02)
Add:
Goodwill and assembled workforce amortization, net of tax	—	$0.07

Adjusted diluted earnings (loss) per share	$(0.00)	$0.05

3.     Net Loss Per Share

      Basic and diluted net loss per share is presented in conformity with the FASB SFAS No. 128, “Earnings Per Share”, for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2002 and 2001, as their inclusion would be antidilutive.

      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(254)	$(1,913)

Weighted average shares of common stock outstanding used in calculation of net loss per share:
Basic and diluted	78,963	76,628
Net loss per share:
Basic and diluted	$(0.00)	$(0.02)

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,492,000 and 6,809,000 common stock equivalents for the three months ended March 31, 2002 and 2001, respectively (determined using the treasury stock method).

4.     Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net loss	$(254)	$(1,913)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(539)	198
Foreign currency translation adjustment	(26)	135

Comprehensive loss	$(819)	$(1,580)

      The components of accumulated other comprehensive income are as follows (in thousands):

	March 31,	December 31,
	2002	2001

Unrealized gain (loss) on investments	$(121)	$418
Foreign currency translation adjustment	309	334

Accumulated other comprehensive income	$188	$752

5.     Income Taxes

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

6.     Recent Accounting Pronouncements

      The Company has adopted the SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets are subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach applies to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company has completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three months ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002. See Note 2.

      The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in the first quarter in 2002. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations” (“APB 30”). SFAS 144 provides a single accounting model for long-lived assets, other than goodwill and other intangibles, to be disposed of and addresses significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial condition.

      Beginning with the three months ended March 31, 2002, the Company has adopted FASB Staff Topic D-103, which requires that all out-of-pocket expenses billed to a customer be classified as revenue, rather than a reduction of expenses Comparative financial statements for the three months ended March 31, 2001 were reclassified to comply with the guidance in Topic D-103. The application of Topic D-103 will not result in any impact to operating or net income (loss) in any prior or future periods as it increases both service revenues and cost of services revenues in the same amount.

7.     Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company occupied the new corporate headquarters in August 2001. The lease expires twelve years after occupancy, or August 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total estimated cost of leasehold improvements for this facility through its completion is approximately $33.5 million, which is subject to change. Approximately $33.3 million has been expended on these activities through March 31, 2002 with the balance expected to be incurred by June 2002. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

      In January 2002, the Company entered into a thirty-six month operating lease agreement for data storage equipment. Future minimum lease payments over the thirty-six month lease term are approximately $1.6 million, or approximately $45,000 per month.

8.     Restructuring Charges

      The Company recorded a restructuring charge of approximately $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas in 2001. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the estimated sublease period or the remaining lease terms through 2007. The estimated costs of consolidating excess leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm. Net cash payments for the three months ended March 31, 2002 related to the consolidation of excess facilities amounted to $1.3 million. Actual future cash requirements may differ from the restructuring liability balances at March 31, 2002 if the Company is unable to sublease the excess leased facilities or actual sublease income is different from estimates. As of March 31, 2002, $8.0 million of lease termination costs, net of anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be utilized by 2007.

      A summary of the activity in the restructuring charges is as follows (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Cash	Non-cash	March 31,
	2001	Payments	Charges	2002

Excess leased facilities	9,332	1,370	—	7,962

	$9,332	$1,370	$—	$7,962

9.     Stock Option Exchange Program

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

10.     Litigation

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The Company and its officers were served with the complaint, only after the 120 days for service allowed under the Federal Rules of Civil Procedure.

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 28, 1999 through December 6, 2000. It names as defendants the Company; two of the Company’s officers; and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Certain of these claims (including claims against the Company and its present or former officers under the Securities Exchange Act of 1934) had not been asserted in the initial complaint filed November 8, 2001. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

      The Company is also subject to other various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we believe the claims are without merit and intend to defend the actions vigorously. However, an unfavorable outcome could have a material adverse effect on our operating results and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing trends in our operating results; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

      The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of business analytics software that enables our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

      We sell our products through direct sales forces in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors throughout Asia-Pacific, Australia, Europe, Japan and Latin America. As a percent of our total consolidated revenue, international revenues from both our direct sales force and foreign indirect strategic partners were 22% for the three months ended March 31, 2002 compared to 34% for the three months ended March 31, 2001. Substantially all of our international sales have been in Europe. Sales outside of North America and Europe for the three months ended March 31, 2002 and 2001 were less than 3% of total consolidated revenues, although we anticipate further expansion outside of these two regions in the future.

          Source of Revenues and Revenue Recognition Policy

      We generate revenues from sales of software licenses and services. Our license revenues are derived from our business analytic software, which consists of data integration and, to a lesser extent, analytics delivery and analytic applications products. We receive software license revenues from licensing our products directly to end-users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize revenue in accordance with AICPA SOP 97-2, as amended by SOP 98-4, “Software Revenue Recognition.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed and determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. For the data integration and analytics delivery products sold directly to end users, we recognize revenue upon shipment and when collectibility is probable. For our analytic applications, we recognize the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services. We also enter into reseller and distributor arrangements that typically provide for sublicense or end-user license fees based on a percentage of list prices. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

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

      Deferred revenue includes deferred license, maintenance, training and consulting revenue. Deferred revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

Three Months Ended March 31, 2002 and 2001

      The following table presents certain financial data for the three months ended March 31, 2002 and 2001 as a percentage of total revenues:

	Three Months
	Ended March 31,
	2002	2001
Consolidated Statements of Operations Data:
Revenues:
License	55%	64%
Service	45	36

Total revenues	100	100
Cost of revenues:
License	3	1
Service	20	20

Total cost of revenues	23	21

Gross profit	77	79
Operating expenses:
Research and development	25	20
Sales and marketing	45	42
General and administrative	10	9
Amortization of stock-based compensation	—	1
Amortization of goodwill and other intangible assets	—	12

Total operating expenses	80	84

Loss from operations	(3)	(5)

	Three Months
	Ended March 31,

	2002	2001

Interest income and other, net	2	5

Loss before income taxes	(1)	—
Income tax provision	—	(3)

Net loss	(1)%	(3)%

Cost of license revenues, as a percentage of license revenues	5%	1%
Cost of service revenues, as a percentage of service revenues	45%	57%

Revenues

      Our total revenues were $48.5 million and $54.9 million for the three months ended March 31, 2002 and 2001, respectively. Our license revenues were $26.5 million for the three months ended March 31, 2002 compared to $35.4 million for the three months ended March 31, 2001, representing a decline of 25%. The decrease was due primarily to decreases in the number of licenses sold, which we believe was caused by weak global economic conditions, principally reflecting reduced or delayed information technology (“IT”) spending by our customers. However, the average transaction size increased, primarily reflecting a higher mix of our higher-end PowerCenter products (as compared to PowerMart products) and, to a lesser extent, our analytic application products. Service revenues increased to $22.0 million for the three months ended March 31, 2002 from $19.5 million for the three months ended March 31, 2001, representing growth of 13%. This increase was due primarily to an increase in consulting, training and maintenance fees associated with the increased average transaction size along with a larger installed customer base.

      Service revenues for the three months ended March 31, 2001 were reclassified to conform with the current year presentation in accordance with Topic D-103 (see Note 1 to the condensed consolidated financial statements). In prior periods, customer reimbursements of our out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three months ended March 31, 2001 (in thousands):

March 31,
2001

Service revenues, as previously reported	$18,674
Add: reimbursements for out-of-pocket expenses	853

Service revenues, reclassified	$19,527

      Our international revenues were $10.6 million and $18.7 million for the three months ended March 31, 2002 and 2001, respectively. The decrease for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was due primarily to reduced or delayed customer spending in Europe which we believe was a result of weak global economic conditions, particularly in IT spending.

      As a result of delays and reductions in IT spending by our customers and prospects, our ability to meet our forecasted sales for the foreseeable future may be particularly dependent on our success in converting our pipeline sales into license revenues from orders received and shipped within a given quarter. See “Risk Factor — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” In addition, our future prospects and rate of growth, if any, will be directly affected by our ability to successfully license our data integration products and our analytic application products. In particular, we recently released our new analytic delivery platform and new versions of our analytic applications, and the degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our net revenues and operating results would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.”

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $1.4 million for the three months ended March 31, 2002 compared to $0.4 million for the three months ended March 31, 2001 and was approximately 5% and 1% of license revenues for the three months ended March 31, 2002 and 2001, respectively. The increase in absolute dollar amount and as a percentage of license revenue for the three months ended March 31, 2002 was due primarily to increases in our percentage mix of royalty-bearing products. For the remaining quarters of 2002, we expect the cost of license revenues as a percentage of license revenues to remain at or consistent with the first quarter of 2002 level.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $9.9 million for the three months ended March 31, 2002 and $11.1 million for the three months ended March 31, 2001, representing 45% and 57% of service revenues, respectively.

      Cost of service revenues as a percentage of service revenues decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 due to tightened expense controls. For the remaining quarters of 2002, we expect our cost of service revenues as a percentage of service revenues to remain at or slightly above the first quarter of 2002 level.

      Cost of service revenues for the three months ended March 31, 2001 were reclassified to conform with the current year presentation in accordance with Topic D-103 (see Note 1 to the condensed consolidated financial statements). In prior periods, customer reimbursements of our out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three months ended March 31, 2001 (in thousands):

March 31,
2001

Cost of service revenues, as previously reported	$10,278
Add: reimbursements for out-of-pocket expenses	853

Cost of service revenues, reclassified	$11,131

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $11.9 million for the three months ended March 31, 2002 from $11.1 million for the three months ended March 31, 2001. As a percentage of total revenues, research and development expenses were 25% for the three months ended March 31, 2002 and 20% for the three months ended March 31, 2001. The increase in absolute dollars and as a percentage of total revenues was due primarily to increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001 and the slower growth in total revenues. Tightened expense controls partially offset the increased rent expense. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives. For the remaining quarters of 2002, we expect research and development expense as a percentage of total revenues will remain at or slightly below the first quarter of 2002 level.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses decreased to $21.8 million for the three months ended March 31, 2002 from $23.4 million for the three months ended March 31, 2001. The decrease was due to lower sales commissions associated with lower sales volume, and decreased spending associated with trade shows, user conference and other marketing programs, offset by increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. As a percentage of total revenues, sales and marketing expenses were 45% for the three months ended March 31, 2002 and 42% for the three months ended March 31, 2001. The increase as a percentage of total revenues was due primarily to the slower growth in total revenues compared to sales and marketing expenses and as a result of tightened expense controls. For the remaining quarters of 2002, we expect sales and marketing expense as a percentage of total revenues to be slightly below the first quarter of 2002 level.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses decreased to $4.8 million for the three months ended March 31, 2002 from $4.9 million for the three months ended March 31, 2001, representing 10% and 9% of our total revenues for the three months ended March 31, 2002 and March 31, 2001, respectively. The slight decrease in expenses was due primarily to decreased spending in finance, human resources, legal, information technology and administration, offset by increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. The increase as a percentage of our total revenues was due primarily to the slower growth in total revenues compared to general and administrative expenses. We expect that for the remaining quarters of 2002, our general and administrative expenses as a percentage of total revenues will remain at or slightly below the first quarter of 2002 level.

      Bad debt expense charged to operations was $0.1 million for both the three months ended March 31, 2002 and 2001, representing less than 1% of total revenues in each of these periods.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $73,000 for the three months ended March 31, 2002 and $0.4 million for the three months ended March 31, 2001. We expect to record amortization of stock-based compensation of approximately $0.2 million in 2002.

Amortization of Goodwill and Other Intangible Assets

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets include core technology, assembled workforce and patents. Amortization of goodwill and other intangibles associated with our business combinations and strategic alliance has been amortized on a straight-line basis over their expected useful lives ranging from two years to three years.

      We have adopted SFAS 142 effective January 1, 2002. SFAS 142 requires that goodwill be separately disclosed from other intangible assets, and no longer be amortized but tested for impairment on a periodic basis. We completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three months ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations.

      In addition, certain identifiable intangible assets with indefinite lives are also not amortized. Under SFAS 141, assembled workforce is not considered a separate intangible asset. As a result, we reclassified the carrying amount of $0.8 million of assembled workforce to goodwill as of January 1, 2002.

      As required by SFAS 142, the results for the three months ended March 31, 2001 have not been restated. See Note 2 to the condensed consolidated financial statement, which discloses the effect on net income (loss) and basic and diluted earnings (loss) per share as if the Company accounted for its goodwill under SFAS 142 for all periods presented.

      Amortization of goodwill and other intangible assets amounted to $0.3 million for the three months ended March 31, 2002 and $6.6 million in for the three months ended March 31, 2001. The decrease is due to the adoption of FAS 141 and FAS 142 effective January 1, 2002. For the other intangible assets that we will continue to amortize, we expect amortization expense to be approximately $1.1 million for 2002 and $0.5 million for 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net decreased to $1.3 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. The decrease for the three months ended March 31, 2002 was primarily due to lower interest rates earned on our cash, cash equivalents, investments and restricted cash.

Income Tax Provision

      Due to operating losses, we did not record a provision for income taxes for the three months ended March 31, 2002. We recorded an income tax provision of $1.7 million for the three months ended March 31, 2001 due primarily to foreign income taxes. The income tax provision decreased for the three months ended March 31, 2002 from the three months ended March 31, 2001 because of the ability of the increased losses to absorb non-deductible expenses and the recent law change that placed a moratorium on federal alternative minimum taxes. Unanticipated events may occur during the remaining periods of this year that would cause revision of the expected effective tax rate.

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

Goodwill and intangible assets

      We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We completed the transitional impairment tests of goodwill on the adoption of SFAS 142. Based on current market conditions, the adoption of SFAS 142 on January 1, 2002 did not result in a write down of our goodwill and other intangible assets.

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

Recent Accounting Pronouncements

      We have adopted SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets are subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach applies to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives. We have completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three months ended March 31, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002.

      We have adopted SFAS 144 in the first quarter in 2002. SFAS 144 supersedes SFAS 121 and portions of APB 30. SFAS 144 provides a single accounting model for long-lived assets, other than goodwill and other intangibles, to be disposed of and addresses significant implementation issues. The adoption of SFAS 144 did not have a material impact on our operating results or financial condition.

      We have adopted Topic D-103, which requires that all out-of-pocket expenses billed to a customer be classified as revenue, rather than a reduction of expenses, beginning with the three months ended March 31, 2002. Comparative financial statements for the prior year period were reclassified to comply with the guidance in Topic D-103. The application of Topic D-103 will not result in any impact to operating or net income (loss) in any prior or future periods as it increases both service revenues and cost of service revenues in the same amount.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of March 31, 2002, we had $216.1 million in available cash and cash equivalents, short-term investments and long-term investments. We also had $12.2 million of cash restricted under the terms of our Pacific Shores property leases.

      Our operating activities resulted in net cash inflows of $7.2 million for the three months ended March 31, 2002. The operating cash inflows were primarily due to a decrease in accounts receivable and prepaid expenses and other current assets and increases in accrued liabilities and deferred revenue. The uses of cash for the three months ended March 31, 2002 were due primarily to the net loss (offset by non-cash charges for depreciation and amortization, amortization of intangible assets, and the gain on the sale of investments) and decreases in accrued compensation and related expenses, and restructuring charges. Our operating activities resulted in net cash inflows of $12.0 million for the three months ended March 31, 2001. The sources of cash for the three months ended March 31, 2001 were due primarily from decreases in accounts receivable and increases in deferred revenue, income taxes payable and accounts payable. The uses of cash for the three months ended March 31, 2001 were due primarily to the net loss (offset by non-cash charges for depreciation and amortization, and amortization of goodwill and other intangible assets) and increases in prepaid expenses and other current assets and decreases in accrued liabilities, and accrued compensation and related expenses.

      Investing activities used cash of $32.7 million for the three months ended March 31, 2002 and $186.0 million for the three months ended March 31, 2001. Of the $32.7 million used in investing activities for the three months ended March 31, 2002, $71.1 million was associated with purchases of investments, $41.7 million was associated with the sales and maturities of investments, and $3.2 million was used for the purchase of property and equipment. Long-term investments represent investments in high credit quality corporate bonds and notes and U.S. government bonds with durations of one to two years in accordance with our investment policy. Of the $186.0 million used in investing activities for the three months ended March 31, 2001, $202.4 million was associated with purchases of investments, $30.7 million was associated with the proceeds from the sale of investments, and $4.4 million was used for the purchase of property and equipment. Investing activities for the three months ended March 31, 2001 also included $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys and $4.3 million for the second installment payments in January 2001 associated with the acquisition of Delphi, our distributor in Switzerland.

      Financing activities provided cash of $3.3 million and $5.7 million for the three months ended March 31, 2002 and 2001, respectively, and consisted principally of proceeds from the issuance of common stock from stock option exercises and under our employee stock purchase plan in both periods.

      As of March 31, 2002, our principal commitments consisted of obligations under operating leases. Our future minimum lease payments under noncancelable operating leases as of December 31, 2001 were as follows: $16.0 million in 2002; $16.5 million in 2003; $17.0 million in 2004; $17.6 million in 2005; $17.7 million in 2006; and $109.6 million thereafter. In January 2002, the Company entered into a thirty-six month operating lease agreement for data storage equipment. Future minimum lease payments over the thirty-six month lease term are as follows: $0.5 million in 2002; $0.5 million in 2003; and $0.6 million in 2004.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We began occupying the new corporate headquarters in August 2001. The lease expires in twelve years, or August 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total estimated cost of leasehold improvements for this facility through its completion is approximately $33.5 million, which is subject to change. Total expenditures for furniture, fixtures and equipment for this facility are expected to be approximately $10.3 million. Approximately $43.6 million has been expended on these activities through March 31, 2002 with the balance expected to be incurred by June 2002. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

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

Risk Factors

      Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other Securities and Exchange Commission filings including our Form 10-K for the year ended December 31, 2001.

THE EXPECTED FLUCTUATION OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	the length and variability of our sales cycle for our products, particularly our analytic applications and our new analytic delivery platform;

•	general economic and political conditions, which may affect our customers’ capital investment and information technology spending levels;

•	market acceptance of our products;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	our success in expanding our sales and marketing programs;

•	technological changes in computer systems and environments; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

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

      Our quarterly product license revenues are difficult to forecast and are vulnerable to short-term fluctuations in customer demand because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received, and certain license revenues are dependant on cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control, such as (1) size and timing of individual license transactions, the closing of which tend to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software, (3) changes in customer budgets, (4) seasonality of technology purchases (5) direct sales force effort to meet or exceed year-end quotas, (6) lower European sales during the summer months, and (7) other general economic conditions. Nonetheless, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues.

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

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and in Europe, and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third and fourth quarters of 2001 and the recent economic slowdown in 2001 and the first quarter of 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic applications. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, or if a wider or global economic slowdown occurs, we may continue to fall short of our revenue expectations for the second quarter of 2002 and any given quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

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

      The higher fees for, and potentially longer sales cycle of, our analytic applications could be especially affected by the global economic slowdown, where larger transaction sizes receive closer scrutiny by our potential customers.

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

      In addition, we compete against business intelligence vendors, database vendors and enterprise application vendors that currently offer, or may develop, products with functionalities that compete with our solutions, such as Brio Technology, Inc., Business Objects, Cognos Inc., Hyperion Solutions Corporation and Microstrategy Inc. We also compete against certain database and enterprise application vendors which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems.

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

TECHNOLOGICAL ADVANCES AND EVOLVING INDUSTRY STANDARDS COULD ADVERSELY IMPACT OUR FUTURE PRODUCT SALES.

      The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past some of our customers deferred purchasing the PowerMart product until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

WE EXPECT SEASONAL TRENDS TO CAUSE OUR QUARTERLY REVENUES TO FLUCTUATE.

      In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter. As a result, we historically have experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter, which is a lighter quarter and often experiences less growth than other quarters. We believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales tend to be relatively lower during the summer months than during other periods. Due to the economic slowdown beginning in 2001, our 2001 and 2002 quarterly revenues may not be indicative of seasonal trends that were experienced in prior years. We expect that seasonal trends may continue in the foreseeable future. This seasonal impact may increase as we continue to focus our sales efforts on large corporations.

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

      Our international business is subject to a number of risks, including the following:

•	greater difficulty in staffing and managing foreign operations;

•	sales seasonality;

•	greater risk of uncollectible accounts;

•	longer collection cycles;

•	greater difficulty in protecting intellectual property;

•	potential unexpected changes in regulatory practices and tariffs;

•	potential unexpected changes in tax laws and treaties;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and

•	general economic and political conditions in these foreign markets.

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

•	the loss of key personnel, customers and business relationships;

•	difficulties associated with assimilating and integrating the technology, new personnel and operations of the acquired company;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;

•	the risk of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology;

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs; and

•	the risk of impairment write-offs.

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

      In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We and certain of our officers and directors are named as defendants in a purported class action complaint, which has been filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. The complaint seeks unspecified damages from alleged violations of the Securities Act of 1933 and the Securities Exchange Act of 1934. See Part II, Item 1. Legal Proceedings. Such factors and fluctuations, as well as general economic, political and market conditions, may cause the market price of our common stock to decline, which may impact our operations.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in “Risk Factors”.

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

Foreign Currency Risk

      We market and sell our software and services through our direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. We also have relationships with distributors in various regions, including Asia-Pacific, Australia, Europe, Japan and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We translate foreign currencies into U.S. dollars for reporting purposes and currency fluctuations may have a quarterly impact on our financial results. To date, we have not engaged in any foreign currency hedging activities.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). The Company and its officers were served with the complaint, only after the 120 days for service allowed under the Federal Rules of Civil Procedure.

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 28, 1999 through December 6, 2000. It names as defendants the Company; two of the Company’s officers; and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. Certain of these claims (including claims against the Company and its present or former officers under the Securities Exchange Act of 1934) had not been asserted in the initial complaint filed November 8, 2001. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. Defendants’ time to respond to the complaints has been stayed pending a plan for further coordination. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

None

      (b) Reports on Form 8-K

None.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

By:	/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: May 13, 2002