Form 10-Q
period 2002-06-30
INFORMATICA CORP
filed 2002-08-09
CIK 1080099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

(650) 385-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of July 31, 2002, there were 79,948,843 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,212	$131,264
Short-term investments	58,251	16,057
Accounts receivable, net of allowances of $1,563 and $2,295, respectively	31,685	29,131
Prepaid expenses and other current assets	5,494	7,061

Total current assets	193,642	183,513
Restricted cash	12,166	12,166
Property and equipment, net	52,812	53,180
Long-term investments	62,450	61,898
Goodwill	29,564	28,760
Intangible assets, net	1,088	2,461
Other assets	584	925

Total assets	$352,306	$342,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,335	$2,934
Accrued liabilities	20,151	14,953
Accrued compensation and related expenses	15,661	15,848
Income taxes payable	2,842	2,874
Restructuring charges	2,468	4,136
Deferred revenue	38,707	36,554

Total current liabilities	83,164	77,299
Restructuring charges, less current portion	4,320	5,196
Stockholders’ equity	264,822	260,408

Total liabilities and stockholders’ equity	$352,306	$342,903

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License	$26,392	$28,213	$52,906	$63,584
Service	22,754	19,611	44,767	39,138

Total revenues	49,146	47,824	97,673	102,722
Cost of revenues:
License	1,720	780	3,106	1,224
Service	9,727	10,497	19,598	21,628

Total cost of revenues	11,447	11,277	22,704	22,852

Gross profit	37,699	36,547	74,969	79,870
Operating expenses:
Research and development	11,695	10,817	23,606	21,875
Sales and marketing	22,110	24,704	43,870	48,056
General and administrative	5,026	4,044	9,823	8,946
Amortization of stock-based compensation	65	316	138	672
Amortization of goodwill and other intangible assets	285	6,795	570	13,389

Total operating expenses	39,181	46,676	78,007	92,938

Loss from operations	(1,482)	(10,129)	(3,038)	(13,068)
Interest income and other, net	2,177	2,212	3,479	4,917

Income (loss) before income taxes	695	(7,917)	441	(8,151)
Income tax provision (benefit)	261	(375)	261	1,304

Net income (loss)	$434	$(7,542)	$180	$(9,455)

Net income (loss) per share:
Basic	$0.01	$(0.10)	$0.00	$(0.12)

Diluted	$0.01	$(0.10)	$0.00	$(0.12)

Shares used in calculation of net income (loss) per share:
Basic	79,308	77,307	79,137	76,969

Diluted	82,796	77,307	83,760	76,969

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended
	June 30,

	2002	2001

Operating activities
Net income (loss)	$180	$(9,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,725	1,732
Provision for doubtful accounts	236	208
Amortization of stock-based compensation	138	672
Amortization of goodwill and intangible assets	570	13,389
Gain on the sale of investments	(154)	—
Loss on disposal of property and equipment	357	—
Changes in operating assets and liabilities:
Accounts receivable	(2,790)	945
Prepaid expenses and other current assets	1,567	(3,685)
Other assets	341	(1,073)
Accounts payable	401	1,883
Accrued liabilities	5,198	(3,898)
Accrued compensation and related expenses	(187)	1,338
Income taxes payable	(32)	555
Restructuring charges	(2,544)	—
Deferred revenue	2,153	5,436

Net cash provided by operating activities	10,159	8,047

Investing activities
Purchases of property and equipment, net	(4,715)	(14,152)
Purchases of investments	(128,980)	(202,908)
Sales and maturities of investments	86,313	90,200
Acquisitions, net of cash acquired	—	(13,737)

Net cash used in investing activities	(47,382)	(140,597)

Financing activities
Proceeds from issuance of common stock, net of payments for repurchases	3,794	7,474
Payments on capital lease obligations	—	(83)

Net cash provided by financing activities	3,794	7,391

Effect of foreign currency translation	377	120

Decrease in cash and cash equivalents	(33,052)	(125,039)
Cash and cash equivalents at beginning of period	131,264	217,713

Cash and cash equivalents at end of period	$98,212	$92,674

Supplemental disclosures:
Income taxes paid	$450	$255

Supplemental disclosures of noncash investing and financing activities:
Deferred stock-based compensation related to common stock options granted	$(4)	$(219)

Common stock issued in connection with acquisitions	$—	$2,351

Unrealized gain (loss) on available-for-sale securities	$(75)	$357

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All the amounts included in this report related to the financial statements as of June 30, 2002 and the three and six months ended June 30, 2002 and 2001 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter, the year ended December 31, 2002 or any future period.

      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission in March 2002. The condensed consolidated balance sheet as of December 31, 2001 has been prepared from the audited 2001 consolidated financial statements of the Company.

      Certain amounts in the Company’s 2001 condensed consolidated statements of operations were reclassified to conform with the current year presentation. Reimbursements received for out-of-pocket expenses have been reported as service revenues as a result of the adoption of Financial Accounting Standards Board (“FASB”) Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“Topic D-103”). In prior periods, the out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three and six months ended June 30, 2001 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2001	2001

Service revenues, as previously reported	$18,928	$37,602
Add: reimbursements for out-of-pocket expenses	683	1,536

Service revenues, reclassified	$19,611	$39,138

Cost of service revenues, as previously reported	$9,814	$20,092
Add: reimbursements for out-of-pocket expenses	683	1,536

Cost of service revenues, reclassified	$10,497	$21,628

2.     Revenue Recognition

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-4, “Software Revenue Recognition.”

      The Company generates revenues from sales of software licenses and services. The Company’s license revenues are derived from its business analytic software, which consists of data integration, and to a lesser extent, analytic applications and analytics delivery products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company’s products either directly from the Company or indirectly through resellers, distributors and OEMs.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. For the data integration and analytics delivery products sold directly to end users, revenue is recognized upon shipment and when collectibility is probable. For the analytic applications, the Company recognizes the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list prices. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, the Company recognizes revenue at the time payment is received for the Company’s products, rather than at the time of sale. The Company’s standard agreements do not contain product return rights.

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

3.     Goodwill and intangible assets

      The Company has adopted FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. SFAS 142 requires that goodwill be separately disclosed from other intangible assets, and no longer be amortized but tested for impairment on a periodic basis. The Company has completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and six months ended June 30, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002.

      In addition, certain identifiable intangible assets with indefinite lives are also not amortized. Under SFAS 141, assembled workforce is not considered a separate intangible asset. As a result, the Company reclassified the carrying amount of $0.8 million of assembled workforce to goodwill as of January 1, 2002.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Assembled workforce	$—	$5,500
Core technology	3,122	3,122
Patents	297	297

	3,419	8,919
Less: accumulated amortization	(2,331)	(6,458)

Intangible assets, net	$1,088	$2,461

      Amortization expense of intangible assets was approximately $0.3 million and $1.0 million for the three months ended June 30, 2002 and 2001, respectively, and approximately $0.6 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively. The expected amortization expense related to identifiable intangible assets is $1.1 million and $0.5 million for the years ended December 31, 2002 and 2003, respectively.

      As required by SFAS 142, the results for the three and six months ended June 30, 2001 have not been restated. The following table discloses the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company accounted for its goodwill under SFAS 142 for all periods presented (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net income (loss)	$434	$(7,542)	$180	$(9,455)
Add:
Goodwill and assembled workforce amortization, net of tax	—	5,823	—	11,445

Adjusted net income (loss)	$434	$(1,719)	$180	$1,990

Basic income (loss) per share:
Reported net income (loss) per share	$0.01	$(0.10)	$0.00	$(0.12)
Add:
Goodwill and assembled workforce amortization, net of tax	—	0.08	—	0.15

Adjusted basic net income (loss) per share	$0.01	$(0.02)	$0.00	$0.03

Diluted income (loss) per share:
Reported net income (loss) per share	$0.01	$(0.10)	$0.00	$(0.12)
Add:
Goodwill and assembled workforce amortization, net of tax	—	0.08	—	0.14

Adjusted diluted income (loss) per share	$0.01	$(0.02)	$0.00	$0.02

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share is presented in conformity with the FASB SFAS No. 128, “Earnings Per Share”, for all periods presented. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2001, as their inclusion would be antidilutive.

      The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$434	$(7,542)	$180	$(9,455)

Weighted average shares of common stock outstanding used in calculation of net income (loss) per share:
Basic	79,308	77,307	79,137	76,969
Diluted	82,796	77,307	83,760	76,969
Net income (loss) per share:
Basic	$0.01	$(0.10)	$0.00	$(0.12)

Diluted	$0.01	$(0.10)	$0.00	$(0.12)

      If the Company had reported net income for the three and six months ended June 30, 2001, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 5,546,000 and 6,274,000 common stock equivalents for the three and six months ended June 30, 2001, respectively (determined using the treasury stock method).

5.     Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$434	$(7,542)	$180	$(9,455)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	464	159	(75)	357
Foreign currency translation adjustment	402	(15)	377	120

Comprehensive income (loss)	$1,300	$(7,398)	$482	$(8,978)

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive income are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Unrealized gain on investments	$343	$418
Foreign currency translation adjustment	711	334

Accumulated other comprehensive income	$1,054	$752

6.     Income Taxes

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

7.     Recent Accounting Pronouncements

      The Company has adopted SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets are subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach applies to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company has completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and six months ended June 30, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. See Note 3.

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

      Beginning with the three months ended March 31, 2002, the Company has adopted FASB Staff Topic D-103, which requires that all out-of-pocket expenses billed to a customer be classified as revenue, rather than a reduction of expenses. Comparative financial statements for the three and six months ended June 30, 2001 were reclassified to comply with the guidance in Topic D-103. The application of Topic D-103 will not result in any impact to operating or net income (loss) in any prior or future periods as it increases both service revenues and cost of services revenues in the same amount.

8.     Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company occupied the new corporate headquarters in August 2001. The lease expires twelve years after occupancy, or August 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements for this facility through its completion in June 2002 was approximately $33.4 million. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

      In January 2002, the Company entered into a thirty-six month operating lease agreement for data storage equipment. Future minimum lease payments over the thirty-six month lease term are approximately $1.6 million, or approximately $45,000 per month.

9.     Restructuring Charges

      The Company recorded a restructuring charge of approximately $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas in 2001. These costs include remaining lease liabilities and brokerage fees reduced by estimated sublease income over the estimated sublease period or the remaining lease terms through 2007. The estimated costs of consolidating excess leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm. Net cash payments for the six months ended June 30, 2002 related to the consolidation of excess facilities amounted to $2.5 million. Actual future cash requirements may differ from the restructuring liability balances at June 30, 2002 if the Company is unable to sublease the excess leased facilities or actual sublease income is different from estimates. As of June 30, 2002, $6.8 million of lease termination costs, net of anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be utilized by 2007.

      A summary of the activity in the restructuring charges is as follows (in thousands):

	Restructuring			Restructuring
	Liabilities at			Liabilities at
	December 31,	Cash	Non-cash	June 30,
	2001	Payments	Charges	2002

Excess leased facilities	9,332	2,544	—	6,788

	$9,332	$2,544		$6,788

10.     Stock Option Exchange Program

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

11.     Litigation

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Informatica

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company and its affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. The Company believes that it has meritorious defenses to the claims against it, and intends to defend itself vigorously.

      The Company is also subject to other various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, the Company believes the claims are without merit and intends to defend the actions vigorously. However, an unfavorable outcome could have a material adverse effect on its operating results and financial condition.

12.     Subsequent Events

      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), asserting that certain Acta products infringe on three of the Company’s patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional Company patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. The Company has asserted that Acta’s infringement of the Informatica patents was willful and deliberate, entitling the Company to an award of treble damages, costs and reasonable attorney’s fees.

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

      We sell our products through direct sales forces in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors throughout Asia-Pacific, Australia, Europe, Japan and Latin America. As a percent of our total consolidated revenue, international revenues from both our direct sales force and foreign indirect strategic partners were 24% and 23% for the three and six months ended June 30, 2002, respectively, compared to 21% and 28% for the three and six months ended June 30, 2001, respectively. Substantially all of our international sales have been in Europe. Sales outside of North America and Europe for each of the three and six months ended June 30, 2002 and 2001 were less than 2% of total consolidated revenues, although we anticipate further expansion outside of these two regions in the future.

Source of Revenues and Revenue Recognition Policy

      We generate revenues from sales of software licenses and services. Our license revenues are derived from our business analytic software, which consists of data integration and, to a lesser extent, analytic applications and analytics delivery products. We receive software license revenues from licensing our products directly to end-users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize revenue in accordance with AICPA SOP 97-2, as amended by SOP 98-4, “Software Revenue Recognition.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. For the data integration and analytics delivery products sold directly to end users, we recognize revenue upon shipment and when collectibility is probable. For our analytic applications, we recognize the bundled license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services. We also enter into reseller and distributor arrangements that typically provide for sublicense or end-user license fees based on a percentage of list prices. Based on limited credit history, for sales to OEMs, specific resellers, distributors and specific international customers, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

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

Three and Six Months Ended June 30, 2002 and 2001

      The following table presents certain financial data for the three and six months ended June 30, 2002 and 2001 as a percentage of total revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Consolidated Statements of Operations Data:
Revenues:
License	54%	59%	54%	62%
Service	46	41	46	38

Total revenues	100	100	100	100
Cost of revenues:
License	3	2	3	1
Service	20	22	20	21

Total cost of revenues	23	24	23	22

Gross profit	77	76	77	78
Operating expenses:
Research and development	24	23	24	21
Sales and marketing	45	52	45	47
General and administrative	10	8	10	9
Amortization of stock-based compensation	—	1	—	1
Amortization of goodwill and other intangible assets	1	13	1	13

Total operating expenses	80	97	80	91

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Loss from operations	(3)	(21)	(3)	(13)
Interest income and other, net	4	4	3	5

Income (loss) before income taxes	1	(17)	—	(8)
Income tax provision (benefit)	—	(1)	—	1

Net income (loss)	1%	(16)%	—%	(9)%

Cost of license revenues, as a percentage of license revenues	7%	3%	6%	2%
Cost of service revenues, as a percentage of service revenues	43%	54%	44%	55%

Revenues

      Our total revenues were $49.1 million and $47.8 million for the three months ended June 30, 2002 and 2001, respectively, and $97.7 million and $102.7 million for the six months ended June 30, 2002 and 2001, respectively. Our license revenues were $26.4 million for the three months ended June 30, 2002 compared to $28.2 million for the three months ended June 30, 2001. License revenues were $52.9 million for the six months ended June 30, 2002 compared to $63.6 million for the six months ended June 30, 2001. The three and six month decreases in license revenue in 2002 were due primarily to decreases in the number of licenses sold, which we believe was caused by weak global economic conditions, principally reflecting reduced or delayed information technology (“IT”) spending by our customers. Service revenues increased to $22.8 million for the three months ended June 30, 2002 from $19.6 million for the three months ended June 30, 2001. Service revenues increased to $44.8 million for the six months ended June 30, 2002 from $39.1 million for the six months ended June 30, 2001. This increase was due to an increase in maintenance revenues associated with strong renewal maintenance and a larger installed customer base.

      Service revenues for the three and six months ended June 30, 2001 were reclassified to conform with the current year presentation in accordance with Topic D-103 (see Note 1 to the condensed consolidated financial statements). In prior periods, customer reimbursements of our out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three and six months ended June 30, 2001 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2002	2001

Service revenues, as previously reported	$18,928	$37,602
Add: reimbursements for out-of-pocket expenses	683	1,536

Service revenues, reclassified	$19,611	$39,138

      Our international revenues were $11.7 million and $10.1 million for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, international revenues were $22.3 million and $28.9 million, respectively. The decrease for the six months ended June 30, 2002 compared to six months ended June 30, 2001 was due primarily to the weak macroeconomic environment in Europe in the first quarter of 2002 compared to record European revenues, particularly in the United Kingdom and Germany, in the first quarter of 2001.

      Despite our total revenue growth during the second quarter of 2002, new order rates were weak and our deferred revenue balances did not grow for the first time since we became a public company in April 1999. As a result of these trends and continued delays and reductions in IT spending by our customers and prospects, our ability to meet our forecasted sales for the third quarter will be increasingly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factor — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” In addition, our future prospects will be directly affected by our ability to successfully license our data integration products and our analytic application products. In particular, we recently released our new analytic delivery platform and new versions of our analytic applications and data integration products, and the degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our net revenues and operating results would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.”

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our product revenues are not predictable with any significant degree of certainty. In addition, we have historically recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of the last month of each quarter. See “Risk Factors — The expected fluctuation of our quarterly results could cause our stock price to experience significant fluctuations or declines.”

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $1.7 million for the three months ended June 30, 2002 compared to $0.8 million for the three months ended June 30, 2001 and was approximately 7% and 3% of license revenues for the three months ended June 30, 2002 and 2001, respectively. Cost of license revenues was $3.1 million for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001 and was approximately 6% and 2% of license revenues for the six months ended June 30, 2002 and 2001, respectively. The increase in absolute dollar amount and as a percentage of license revenue for the three and six months ended June 30, 2002 was due primarily to increases in our percentage mix of royalty-bearing products. For the remaining quarters of 2002, we expect the cost of license revenues as a percentage of license revenues to remain at or below the second quarter of 2002 level.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $9.7 million for the three months ended June 30, 2002 and $10.5 million for the three months ended June 30, 2001, representing 43% and 54% of service revenues, respectively. Cost of service revenues was $19.6 million for the six months ended June 30, 2002 and $21.6 million for the six months ended June 30, 2001, representing 44% and 55% of service revenues, respectively.

      Cost of service revenues as a percentage of service revenues decreased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 due to decreased headcount in consulting services, increased utilization rates of consulting service employees, decreased use of subcontractors and strong maintenance renewal revenue. For the remaining quarters of 2002, we expect our cost of service revenues as a percentage of service revenues to remain at or below the second quarter of 2002 level.

      Cost of service revenues for the three and six months ended June 30, 2001 were reclassified to conform with the current year presentation in accordance with Topic D-103 (see Note 1 to the condensed consolidated financial statements). In prior periods, customer reimbursements of our out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three and six months ended June 30, 2001 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2002	2001

Cost of service revenues, as previously reported	$9,814	$20,092
Add: reimbursements for out-of-pocket expenses	683	1,536

Cost of service revenues, reclassified	$10,497	$21,628

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $11.7 million for the three months ended June 30, 2002 from $10.8 million for the three months ended June 30, 2001. Research and development expenses increased to $23.6 million for the six months ended June 30, 2002 from $21.9 million for the six months ended June 30, 2001. As a percentage of total revenues, research and development expenses were 24% and 23% for the three months ended June 30, 2002 and 2001, respectively, and 24% and 21% for the six months ended June 30, 2002 and 2001, respectively. The increase in absolute dollars and as a percentage of total revenues was due primarily to increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001 and the slower growth in total revenues. Decreased spending for outside contractors and overall tightened expense controls partially offset the increased rent expense. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives. For the remaining quarters of 2002, we expect research and development expense as a percentage of total revenues will remain at or slightly below the second quarter of 2002 level.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses decreased to $22.1 million for the three months ended June 30, 2002 from $24.7 million for the three months ended June 30, 2001. Sales and marketing expenses decreased to $43.9 million for the six months ended June 30, 2002 from $48.1 million for the six months ended June 30, 2001. The decrease was due to lower sales and marketing compensation associated with fewer sales and marketing employees and lower sales volume, partially offset by increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. As a percentage of total revenues, sales and marketing expenses were 45% and 52% for the three months ended June 30, 2002 and 2001, respectively, and 45% and 47% for the six months ended June 30, 2002 and 2001, respectively. The decrease as a percentage of total revenues was due primarily to lower compensation expense and tightened expense controls. For the remaining quarters of 2002, we expect sales and marketing expense as a percentage of total revenues to remain at or be slightly below the second quarter of 2002 level.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $5.0 million for the three months ended June 30, 2002 from $4.0 million for the three months ended June 30, 2001, representing 10% and 8% of our total revenues for the three months ended June 30, 2002 and June 30, 2001, respectively. General and administrative expenses increased to $9.8 million for the six months ended June 30, 2002 from $8.9 million for the six months ended June 30, 2001, representing 10% and 9% of our total revenues for the six months ended June 30, 2002 and June 30, 2001, respectively. The increase in expenses was due primarily to increased spending for legal services and accounting services and outside contractors associated with the implementation of our new financial system, as well as the increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. The increase as a percentage of our total revenues was due primarily to the slower growth in total revenues compared to general and administrative expenses. We expect that for the remaining quarters of 2002, our general and administrative expenses as a percentage of total revenues will remain at or slightly below the second quarter of 2002 level.

      Bad debt expense charged to operations was $0.1 million for both the three months ended June 30, 2002 and 2001, and $0.2 million for both the six months ended June 30, 2002 and 2001, representing less than 1% of total revenues in each of these periods.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $65,000 and $0.3 million for the three months ended June 30, 2002 and 2001, respectively, and $0.1 million and $0.7 million for the six months ended June 30, 2002 and 2001, respectively. We expect to record amortization of stock-based compensation of approximately $0.2 million in 2002.

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

      We have adopted SFAS 142 effective January 1, 2002. SFAS 142 requires that goodwill be separately disclosed from other intangible assets, and no longer be amortized but tested for impairment on a periodic basis. We completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and six months ended June 30, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations. Application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of $21.8 million in 2002.

      In addition, certain identifiable intangible assets with indefinite lives are also not amortized. Under SFAS 141, assembled workforce is not considered a separate intangible asset. As a result, we reclassified the carrying amount of $0.8 million of assembled workforce to goodwill as of January 1, 2002.

      As required by SFAS 142, the results for the three and six months ended June 30, 2001 have not been restated. See Note 3 to the condensed consolidated financial statement, which discloses the effect on net income (loss) and basic and diluted earnings (loss) per share as if the Company accounted for its goodwill under SFAS 142 for all periods presented.

      We continue to amortize intangible assets on a straight-line basis over their expected useful lives. Amortization of goodwill and other intangible assets amounted to $0.3 million and $6.8 million for the three months ended June 30, 2002 and 2001, respectively, and $0.6 million and $13.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is due to the adoption of FAS 141 and FAS 142 effective January 1, 2002. For the other intangible assets that we will continue to amortize, we expect amortization expense to be approximately $1.1 million for 2002 and $0.5 million for 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash, foreign currency gains and losses, and gains and losses on the sale or disposal of property and equipment. Interest income and other, net was approximately $2.2 million for both the three months ended June 30, 2002 and 2001. Interest income and other, net decreased to $3.5 million for the six months ended June 30, 2002 from $4.9 million for the six months ended June 30, 2001. The slight decrease for the three months ended June 30, 2002 from the three months ended June 20, 2001 was attributable to foreign currency gains for the three months ended June 30, 2002 due to the weakening of the U.S. dollar in foreign markets compared to foreign currency losses for the three months ended June 30, 2001, offset by lower interest rates earned on our cash, cash equivalents, investments and restricted cash for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. For the six months ended June 30, 2002, the decrease was primarily due to lower interest rates earned on our cash, cash equivalents, investments and restricted cash, partially offset by foreign currency gains, compared to higher interest rates earned on our cash, cash equivalents, investments and restricted cash, partially offset by foreign currency losses, for the six months ended June 30, 2001. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded a provision for income taxes of $0.3 million for both the three and six months ended June 30, 2002, which primarily represents foreign income taxes attributable to foreign operations. We recorded an income tax benefit of $(0.4) million for the three months ended June 30, 2001 and an income tax provision of $1.3 million for the six months ended June 30, 2001. The benefit provision for the three months ended June 30, 2001 and the provision for the six months ended June 30, 2001 primarily represent foreign income taxes attributable to foreign operations. Unanticipated events may occur during the remaining periods of this year that would cause revision of the expected effective tax rate.

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

Revenue recognition

      We recognize revenues in accordance with SOP 97-2. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. The determination regarding the probability of collection is based on management’s judgment. If changes in conditions cause management to determine that this criteria is not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Restructuring

      During 2001, we recorded significant liabilities in connection with our restructuring program. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs, offset by estimated gross sublease income expected to be received over the remaining lease terms. These liabilities include management’s estimates pertaining to sublease activities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that there is deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the second half of 2002 and our cash position would be adversely affected.

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

Recent Accounting Pronouncements

      We have adopted SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets are subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach applies to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives. We have completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and six months ended June 30, 2002. Any subsequent impairment losses will be reflected in operating income in the consolidated statement of operations.

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

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of June 30, 2002, we had $218.9 million in available cash and cash equivalents, short-term investments and long-term investments. We also had $12.2 million of cash restricted under the terms of our Pacific Shores property leases.

      Our operating activities resulted in net cash inflows of $10.2 million for the six months ended June 30, 2002. The operating cash inflows were primarily due to a decrease in prepaid expenses and other current assets and an increase in deferred revenue. The uses of cash for the six months ended June 30, 2002 were due primarily to non-cash charges for depreciation and amortization and decreases in prepaid expenses and other current assets and increases in accrued liabilities and restructuring charges. Our operating activities resulted in net cash inflows of $8.0 million for the six months ended June 30, 2001. The sources of cash for the six months ended June 30, 2001 were due primarily to decreases in accounts receivable and increases in accounts payable, accrued compensation and related expenses, income taxes payable and deferred revenue. The uses of cash for the six months ended June 30, 2001 were due primarily to the net loss (offset by non-cash charges for depreciation and amortization, and amortization of goodwill and other intangible assets) and increases in prepaid expenses and other current assets, and other assets and a decrease in accrued liabilities.

      Investing activities used cash of $47.4 million for the six months ended June 30, 2002 and $140.6 million for the six months ended June 30, 2001. Of the $47.4 million used in investing activities for the six months ended June 30, 2002, $129.0 million was associated with purchases of investments, $86.3 million was generated from the sales and maturities of investments, and $4.7 million was used for purchases of property and equipment. Long-term investments represent investments in high credit quality corporate bonds and notes and U.S. government bonds with durations of one to two years in accordance with our investment policy. Of the $140.6 million used in investing activities for the six months ended June 30, 2001, $202.9 million was associated with purchases of investments, $90.2 million was generated from the sales and maturities of investments, and $14.2 million was used for purchases of property and equipment. Investing activities for the six months ended June 30, 2001 also included $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys, $3.5 million, net of cash acquired, associated with the acquisition of Informatica Partners, and $4.5 million for the second installment payments in January 2001 associated with the acquisition of Delphi, our distributor in Switzerland.

      Financing activities provided cash of $3.8 million and $7.4 million for the six months ended June 30, 2002 and 2001, respectively, and consisted principally of proceeds from the issuance of common stock from stock option exercises and under our employee stock purchase plan in both periods.

      As of June 30, 2002, our principal commitments consisted of obligations under operating leases. Our future minimum lease payments under noncancelable operating leases as of December 31, 2001 were as follows: $16.0 million in 2002; $16.5 million in 2003; $17.0 million in 2004; $17.6 million in 2005; $17.7 million in 2006; and $109.6 million thereafter. In January 2002, the Company entered into a thirty-six month operating lease agreement for data storage equipment. Future minimum lease payments over the thirty-six month lease term are as follows: $0.5 million in 2002; $0.5 million in 2003; and $0.6 million in 2004.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We began occupying the new corporate headquarters in August 2001. The lease expires in twelve years, or August 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. Total expenditures for furniture, fixtures and equipment for this facility were approximately $10.3 million. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

      Deferred revenue includes deferred license, maintenance, training and consulting revenue. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

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

THE EXPECTED FLUCTUATION OF OUR QUARTERLY RESULTS COULD CAUSE OUR STOCK PRICE TO EXPERIENCE SIGNIFICANT FLUCTUATIONS OR DECLINES.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	the length and variability of our sales cycle for our products, particularly our analytic applications and our new analytic delivery platform;

•	general economic and political conditions, which may affect our customers’ capital investment and information technology spending levels;

•	market acceptance of our products;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	our success with our sales and marketing programs;

•	technological changes in computer systems and environments; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

      Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of the last month of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customers’ cancellations or delays of orders will more likely harm our revenues and results of operations.

      Our quarterly product license revenues are difficult to forecast and are vulnerable to short-term fluctuations in customer demand. Because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received, and certain license revenues are dependant on cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control, such as (1) size and timing of individual license transactions, the closing of which tends to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software,

(3) changes in customer budgets, (4) seasonality of technology purchases, (5) direct sales force effort to meet or exceed quarterly and year-end quotas, (6) lower European sales during the summer months, and (7) other general economic and political conditions. By comparison, our short-term expense levels are relatively fixed and based, in part, on our expectations of future revenues.

      The difficulty we have in predicting our quarterly revenue means revenues shortfalls are likely to occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Therefore, you should not take our quarterly results to be indicative of our future performance. Moreover, our future operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

GENERAL ECONOMIC CONDITIONS MAY REDUCE OUR REVENUES AND HARM OUR BUSINESS.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the recent economic slowdown in the United States and in Europe, and the terrorist events of September 11, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11 events in the third and fourth quarters of 2001 and the recent economic slowdown in 2001 and the first and second quarters of 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic applications. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, or if a wider or global economic slowdown occurs, we may fall short of our revenue expectations for the third and fourth quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

IF WE ARE UNABLE TO ACCURATELY FORECAST REVENUES, IT MAY HARM OUR BUSINESS OR RESULTS OF OPERATIONS.

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Additionally, because we have historically recognized a substantial portion of our license revenues in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, financial conditions or results of operations. In particular, the economic slowdown has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002 and could continue to reduce the rate of conversion of the sales pipeline into license revenue in the future.

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

      Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations and on sales of the “full-stack” of our products. The implementation of our products, particularly our analytic applications, can be a complex and time-consuming process, the length and cost of which may be difficult to predict. We also recently hired Clive Harrison as our new Executive Vice President, Worldwide Field Operations, replacing Kyle Bowker in that position. The process of implementing this change, and integrating Mr. Harrison, may detract from our sales efforts and operations and have an adverse effect on our business in the near term. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue and results of operations.

IF THE MARKET IN WHICH WE SELL OUR PRODUCTS AND SERVICES DOES NOT MEET OUR EXPECTATIONS, IT WILL ADVERSELY AFFECT OUR REVENUES.

      The market for software solutions, including enterprise analytic software, that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization, is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not meet our forecasts at the rate we anticipate, we will not be able to sell as much of our software products and services, and our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software solutions to help make business decisions or the benefits of our specific product solutions. As a result, we believe that only a limited number of large companies have deployed these software solutions. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these solutions, our efforts may be unsuccessful or insufficient.

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

WE RELY ON THIRD-PARTY TECHNOLOGIES, AND IF WE ARE UNABLE TO USE OR INTEGRATE THESE TECHNOLOGIES, OUR PRODUCT AND SERVICE DEVELOPMENT MAY BE DELAYED.

      We intend to continue to license technologies that are developed and maintained by third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. We rely on these third parties’ abilities to enhance their current technologies and to respond to emerging industry standards and other technological changes. If we cannot obtain, integrate or continue to license any of these technologies, we may experience a delay in product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. Although we believe there are other sources for these technologies, any significant interruption in the supply of these technologies could adversely impact our business operations unless and until we can secure another source. We may not be able to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

•	risks of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

OUR PRODUCTS INTEROPERATE WITH A VARIETY OF THIRD- PARTY TECHNOLOGIES.

      Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties to provide us with access to these technologies so that we can properly test and develop our products designed to interoperate with the third-party technologies. These third parties may in the future refuse to provide us with the necessary access to their technologies. We may not be able to continue to ensure that our products will interoperate with or provide access to these third-party developed technologies developed in the future, which may harm our business and operating results.

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

      We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who are able to market our products effectively, who are qualified to provide timely and cost-effective customer support and service or who have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to timely implement solutions for our customers. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships.

OUR DISTRIBUTION CHANNELS MAY CREATE ADDITIONAL RISKS.

      We have a number of relationships with resellers, systems integrators and distributors which assist us in obtaining broad market coverage for our products and services. We have generally avoided exclusive relationships with resellers and distributors of our products. Our discount policies, sales commission structure and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts. Any failure to minimize potential channel conflicts could materially and adversely affect our business, operating results and financial condition.

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

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABLE OPERATIONS.

      We were incorporated in 1993 and began selling our products in 1996; and therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. We have incurred significant net losses since our inception, and we may not consistently achieve profitability.

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

      We may expand our international operations in the future, and as a result, we may face significant additional risks. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources.

      Our international operations face numerous risks. Our products must be localized — customized to meet local user needs — in order to be sold in particular foreign countries. Developing local versions of our products for foreign markets is difficult and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful. In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting and training an international staff. We must also be able to enter into strategic relationships with companies in international markets. If we are not able to maintain successful strategic relationships internationally or recruit additional companies to enter into strategic relationships, our future success in these international markets could be limited.

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

IF WE ARE NOT ABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS, OUR BUSINESS COULD BE HARMED.

      Our success depends upon our proprietary technology. We believe that our product developments, product enhancements, name recognition and the technological and innovative skills of our personnel are essential to establishing and maintaining a technology leadership position. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. However, these legal rights and contractual agreements may provide only limited protection. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our six issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage, and third parties may develop technologies that are similar or superior to our technology or design around our patents. Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.

      We have entered into agreements with many of our customers and partners that require us to place the source code of our products into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if: (i) there is a bankruptcy proceeding by or against us; (ii) we cease to do business; or (iii) we fail to meet our support obligations. Although our agreements with these third parties limit the scope of rights to use of the source code, we may be unable to effectively control such third-party’s actions.

      Furthermore, effective protection of intellectual property rights is unavailable or limited in various foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

      We may be forced to initiate litigation in order to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc. See Part II, Item 4, Legal Proceedings. Although this lawsuit is in the early stages, litigating claims related to the enforcement of proprietary rights can be very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT COULD BE COSTLY TO DEFEND AND RESULT IN OUR LOSS OF SIGNIFICANT RIGHTS.

      As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. Third parties could claim that our current or future products infringe their patent or other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:

•	we may be forced to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, or at all;

•	we may be required to indemnify our customers;

•	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

•	we may be forced to discontinue the sale of some or all of our products.

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR STRATEGIC ACQUISITIONS AND INVESTMENTS.

      In December 1999, we acquired Influence, a developer of analytic applications. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PwC intellectual property rights and personnel. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. In June 2001, we acquired Informatica Partners, a distributor of our products in France. Our attempts to effectively integrate these companies, their intellectual property, or their personnel, have placed an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

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

DIFFICULTIES WE MAY ENCOUNTER MANAGING OUR BUSINESS COULD HARM OUR RESULTS OF OPERATIONS.

      In the past, we have experienced a period of rapid and substantial growth that has placed a strain on our administrative and operational infrastructure and, if such growth resumes, will continue to place a strain on our administrative and operational infrastructure. If such growth resumes and we are unable to manage this growth effectively, our business, results of operations or financial condition may be significantly harmed. Our ability to manage our operations and growth effectively requires us to continue to improve our sales, operational, financial and management controls, reporting systems and procedures and hiring programs.

      We may not be able to successfully implement improvements to our sales, customer support, management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls. We are currently in the process of implementing improvements to our control systems and have licensed technology from a third party to accomplish this objective. We may experience difficulties in the implementation process or in connection with the third-party software which could divert our resources, including attention of management.

THE LOSS OF KEY PERSONNEL OR THE INABILITY TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. We may not be successful in attracting, assimilating and retaining key personnel in the future. For example, we have recently experienced changes in our management staff. These changes could divert attention of current management and have an adverse effect on our business in the near term. These factors could harm our business, results of operations and financial condition.

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

      Our bylaws provide that we have a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board has the effect of making it more difficult for third parties to insert their representatives on our Board of Directors and gain control of Informatica. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of the common stock.

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

      We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we and our affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc., asserting that certain Acta products infringe on three of the Company’s patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional Company patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. We have asserted that Acta’s infringement of the Informatica patents was willful and deliberate, entitling Informatica to an award of treble damages, costs and reasonable attorney’s fees.

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

Item 4.     Submission of Matters to a Vote of Securities Holders

      The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 28, 2002. Each of the matters was approved by the requisite vote.

      (a) The following individuals were re-elected to the Board of Directors for three-year terms as Class II directors:

	Votes For	Votes Withheld

Diaz H. Nesamoney	62,743,833	12,245,841
A. Brooke Seawell	72,188,896	2,800,778

      Mr. Nesamoney resigned from the Board of Directors effective July 29, 2002.

      Our Board of Directors is currently comprised of five members that are divided into three classes with overlapping three-year terms. The term for our Class I director, Janice D. Chaffin, will expire at the Annual Meeting of Stockholders in 2004 and the term for our Class III directors, Gaurav S. Dhillon and David W. Pidwell, will expire at the Annual Meeting of Stockholders in 2003.

      (b) The following proposal was also approved at our Annual Meeting:

	Affirmative	Negative	Votes	Broker
	Votes	Votes	Abstain	Non-Votes

Ratification of the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2002	73,933,797	1,047,417	8,460	0

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None

Items 2, 3 and 5 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

By:	/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: August 9, 2002

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.