Form 10-Q
period 2002-09-30
INFORMATICA CORP
filed 2002-11-13
CIK 1080099

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or

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

(650) 385-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of October 31, 2002, there were 81,025,830 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$82,002	$131,264
Short-term investments	143,687	77,955
Accounts receivable, net of allowances of $1,659 and $2,295, respectively	30,173	29,131
Prepaid expenses and other current assets	6,342	7,061

Total current assets	262,204	245,411
Restricted cash	12,166	12,166
Property and equipment, net	49,036	53,180
Goodwill	29,564	29,564
Intangible assets, net	802	1,657
Other assets	379	925

Total assets	$354,151	$342,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,543	$2,934
Accrued liabilities	21,646	14,953
Accrued compensation and related expenses	11,771	15,848
Income taxes payable	2,477	2,874
Restructuring charges	4,980	4,136
Deferred revenue	43,791	36,554

Total current liabilities	86,208	77,299
Restructuring charges, less current portion	16,104	5,196
Stockholders’ equity	251,839	260,408

Total liabilities and stockholders’ equity	$354,151	$342,903

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)

	(In thousands, except per share data)
Revenues:
License	$22,270	$27,171	$75,176	$90,755
Service	25,375	19,922	70,142	59,060

Total revenues	47,645	47,093	145,318	149,815
Cost of revenues:
License	1,377	1,412	4,483	2,636
Service	9,764	10,713	29,362	32,341

Total cost of revenues	11,141	12,125	33,845	34,977

Gross profit	36,504	34,968	111,473	114,838
Operating expenses:
Research and development	11,278	13,224	34,884	35,099
Sales and marketing	20,981	26,191	64,851	74,247
General and administrative	5,270	5,507	15,093	14,453
Amortization of stock-based compensation	52	277	190	949
Amortization of goodwill and intangible assets	285	6,994	855	20,383
Restructuring charges	17,030	12,096	17,030	12,096

Total operating expenses	54,896	64,289	132,903	157,227

Loss from operations	(18,392)	(29,321)	(21,430)	(42,389)
Interest income and other, net	1,176	2,338	4,655	7,255

Loss before income taxes	(17,216)	(26,983)	(16,775)	(35,134)
Income tax provision	64	—	325	1,304

Net loss	$(17,280)	$(26,983)	$(17,100)	$(36,438)

Net loss per share:
Basic and diluted	$(0.22)	$(0.35)	$(0.21)	$(0.47)

Weighted average shares used in calculation of net loss per share:
Basic and diluted	79,999	78,038	79,659	77,330

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months
	Ended
	September 30,

	2002	2001

	(Unaudited)
	(In thousands)
Operating activities
Net loss	$(17,100)	$(36,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,265	3,353
Provision for doubtful accounts	1,008	298
Amortization of stock-based compensation	190	949
Amortization of goodwill and intangible assets	855	20,383
Non-cash restructuring charges	1,887	1,497
Gain on the sale of investments	(154)	—
Loss on disposal of property and equipment	357	—
Other	181	—
Changes in operating assets and liabilities:
Accounts receivable	(2,050)	2,258
Prepaid expenses and other current assets	719	(2,735)
Other assets	546	(20)
Accounts payable	(1,391)	1,246
Accrued liabilities	6,693	(2,024)
Accrued compensation and related expenses	(4,077)	1,568
Income taxes payable	(397)	(91)
Restructuring charges	11,752	10,599
Deferred revenue	7,237	7,535

Net cash provided by operating activities	13,521	8,378

Investing activities
Purchases of property and equipment, net	(5,365)	(22,898)
Purchases of investments	(218,350)	(242,385)
Sales and maturities of investments	153,013	166,350
Acquisitions, net of cash acquired	—	(13,737)
Transfer from restricted cash	—	8,116

Net cash used in investing activities	(70,702)	(104,554)

Financing activities
Proceeds from issuance of common stock, net of payments for repurchases	7,531	10,544
Payments on capital lease obligations	—	(83)

Net cash provided by financing activities	7,531	10,461

Effect of foreign currency translation	388	160

Decrease in cash and cash equivalents	(49,262)	(85,555)
Cash and cash equivalents at beginning of period	131,264	217,713

Cash and cash equivalents at end of period	$82,002	$132,158

Supplemental disclosures:
Income taxes paid	$954	$308

Supplemental disclosures of noncash investing and financing activities:
Deferred stock-based compensation related to common stock options granted	$(4)	$(219)

Deferred stock-based compensation reduction related to common stock options cancelled	$—	$(1,862)

Common stock issued in connection with acquisitions	$—	$2,359

Unrealized gain on available-for-sale securities	$241	$596

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All the amounts included in this report related to the financial statements as of September 30, 2002 and the three and nine months ended September 30, 2002 and 2001 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent quarter, the year ended December 31, 2002 or any future period.

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

      Certain amounts in the Company’s 2001 condensed consolidated balance sheets and statements of operations were reclassified to conform with the current period presentation. Reimbursements received for out-of-pocket expenses have been reported as service revenues as a result of the adoption of Financial Accounting Standards Board (“FASB”) Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“Topic D-103”), which was subsequently incorporated in Emerging Issues Task Force No. 01-14 (“EITF 01-14”). In prior periods, the out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three and nine months ended September 30, 2001 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Service revenues, as previously reported	$19,347	$56,949
Add: reimbursements for out-of-pocket expenses	575	2,111

Service revenues, reclassified	$19,922	$59,060

Cost of service revenues, as previously reported	$10,138	$30,230
Add: reimbursements for out-of-pocket expenses	575	2,111

Cost of service revenues, reclassified	$10,713	$32,341

      Long-term investments have been reclassified to short-term investments to conform to the current period presentation. In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intention to have the marketable securities available to support its current operations, the Company classifies all marketable securities as available-for-sale and as short-term investments.

      Certain identifiable intangible assets with indefinite lives have been reclassified to goodwill to conform to the current period presentation.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

2.     Revenue Recognition

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2, as amended by SOP 98-4, “Software Revenue Recognition.”

      The Company generates revenues from sales of software licenses and services. The Company’s license revenues are derived from its business analytic software, which consists of data integration, and to a lesser extent, analytic applications and analytic delivery products. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and original equipment manufacturers (“OEMs”). Service revenues are derived from maintenance contracts and training and consulting services performed for customers that license the Company’s products either directly from the Company or indirectly through resellers, distributors and OEMs.

      License revenues are recognized when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence of fair value is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, revenue is recognized upon customer acceptance or the expiration of the acceptance period. For the data integration and analytic delivery products sold directly to end users, revenue is recognized upon shipment and when collectibility is probable. For the analytic applications suites, the Company recognizes the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of our other products. The Company also enters into reseller arrangements that typically provide for sublicense fees based on a percentage of list prices. For data integration and analytic delivery products sold indirectly through our OEMs, resellers and distributors, the Company recognizes revenue upon shipment if collectibility is probable and there is established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. For other OEMs, specific resellers, distributors and specific international customers who do not have established credit history, the Company recognizes revenue at the time payment is received for the Company’s products, rather than at the time of sale. The Company’s standard agreements do not contain product return rights.

      Maintenance revenues, which consist of fees for ongoing support and product updates, are recognized ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed primarily on a time-and-materials basis or, to a lesser extent, a fixed fee arrangement under separate service arrangements related to the installation and implementation of the Company’s software products. Training revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

3.     Goodwill and Intangible Assets

      The Company has adopted FASB Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective January 1, 2002. SFAS 142 requires that goodwill be separately disclosed from other intangible assets and no longer be amortized, but instead, be tested for impairment on a periodic basis. The Company has completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and nine months ended September 30, 2002. The Company will perform its annual impairment test of goodwill in the fourth quarter of 2002. Any subsequent impairment losses will be reflected as an operating expense in the consolidated statements of operations. Notwithstanding the results of our annual impairment test of goodwill, application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002 as compared to 2001.

      In addition, certain identifiable intangible assets with indefinite lives are also not amortized. Under SFAS 141, assembled workforce is not considered a separate intangible asset. As a result, the Company reclassified the carrying amount of $0.8 million of assembled workforce to goodwill as of January 1, 2002. For comparative purposes, the Company has made this reclassification as of December 31, 2001.

      Intangible assets consist of the following (in thousands):

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$3,122	$(2,411)	$711	$3,122	$(1,630)	$1,492
Patents	297	(206)	91	297	(132)	165

Total intangible assets	$3,419	$(2,617)	$802	$3,419	$(1,762)	$1,657

      Amortization expense of intangible assets was approximately $0.3 million for both the three months ended September 30, 2002 and 2001, and approximately $0.9 million for both the nine months ended September 30, 2002 and 2001. The expected amortization expense related to identifiable intangible assets is $1.1 million and $0.5 million for the years ended December 31, 2002 and 2003, respectively.

      As required by SFAS 142, the results for the three and nine months ended September 30, 2001 have not been restated. The following table discloses the effect on net loss and basic and diluted net loss per share as if

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

the Company accounted for its goodwill under SFAS 142 for all periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(17,280)	$(26,983)	$(17,100)	$(36,438)
Add:
Goodwill and assembled workforce amortization, net of tax	—	6,021	—	17,466

Adjusted net loss	$(17,280)	$(20,962)	$(17,100)	$(18,972)

Basic and diluted net loss per share:
Reported net loss per share	$(0.22)	$(0.35)	$(0.21)	$(0.47)
Add:
Goodwill and assembled workforce amortization, net of tax	—	0.08	—	0.22

Adjusted basic and diluted net loss per share	$(0.22)	$(0.27)	$(0.21)	$(0.25)

4.     Net Loss Per Share

      Basic and diluted net loss per share is presented in conformity with the FASB SFAS No. 128, “Earnings Per Share”, for all periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, including outstanding stock options, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2002 and 2001, as their inclusion would be antidilutive.

      The calculation of basic and diluted net loss per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(17,280)	$(26,983)	$(17,100)	$(36,438)

Weighted average shares used in the calculation of net loss per share:
Basic and diluted	79,999	78,038	79,659	77,330

Net loss per share:
Basic and diluted	$(0.22)	$(0.35)	$(0.21)	$(0.47)

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,820,000 and 4,263,000 common stock equivalents for the three months ended September 30, 2002 and 2001, respectively, and 3,528,000 and 5,478,000 common stock equivalents for the nine months ended September 30, 2002 and 2001, respectively (determined using the treasury stock method).

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

5.     Comprehensive Loss

      The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(17,280)	$(26,983)	$(17,100)	$(36,438)
Unrealized gain on investments	316	239	241	596
Foreign currency translation adjustment	11	40	388	160

Comprehensive loss	$(16,953)	$(26,704)	$(16,471)	$(35,682)

      The components of accumulated other comprehensive income are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Unrealized gain on investments	$659	$418
Foreign currency translation adjustment	722	334

Accumulated other comprehensive income	$1,381	$752

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

7.     Recent Accounting Pronouncements

      The Company has adopted SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets are subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach applies to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company has completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and nine months ended September 30, 2002. The Company will perform its annual impairment test of goodwill in the fourth quarter of 2002. Any subsequent impairment losses will be reflected as an operating expense in the consolidated statements of operations. See Note 3.

      The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in the first quarter of 2002. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations” (“APB 30”). SFAS 144 provides a single accounting model for long-lived assets, other than goodwill and other intangibles, to be disposed of and addresses significant implementation issues. The adoption of SFAS 144 did not have a material impact on the Company’s operating results or financial condition.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Beginning with the three months ended March 31, 2002, the Company has adopted FASB Staff Topic D-103, which was subsequently incorporated in EITF 01-14 and requires that all out-of-pocket expenses billed to a customer be classified as revenue, rather than a reduction of expenses. Comparative financial statements for the three and nine months ended September 30, 2001 were reclassified to comply with the guidance in EITF 01-14. The application of EITF 01-14 will not result in any impact to operating or net income (loss) in any prior or future periods as it increases both service revenues and cost of service revenues in the same amount. See Note 1.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)” (“EITF 94-3”), required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

8.     Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company occupied the new corporate headquarters in August 2001. The lease expires in July 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

      In January 2002, the Company entered into a thirty-six month operating lease agreement for data storage equipment. Future minimum lease payments over the thirty-six month lease term are approximately $1.6 million, or approximately $45,000 per month.

9.     Facilities Restructuring Charges

      During the three months ended September 30, 2001, the Company recorded facilities restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      During the three months ended September 30, 2002, the Company recorded additional facilities restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas as a result of continued deterioration of the commercial real estate market in these areas. These charges represent adjustments to the original assumptions including, the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges with the assistance of current market information and trend analysis provided by a commercial real estate brokerage firm retained by the Company.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Net cash payments for the nine months ended September 30, 2002 related to the consolidation of excess facilities amounted to $3.4 million. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2002 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of September 30, 2002, $21.1 million of lease termination costs, net of related costs and anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be utilized by 2007. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, facilities restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, facilities restructuring charges could increase by approximately an additional $15.5 million.

      A summary of the activity of the facilities restructuring charges for the nine months ended September 30, 2002 is as follows (in thousands):

	Restructuring				Restructuring
	Liabilities at				Liabilities at
	December 31,		Cash	Non-Cash	September 30,
	2001	Adjustments	Payments	Charges	2002

Property and equipment write-offs	$—	$1,887	$—	$(1,887)	$—
Excess leased facilities	9,332	15,143	(3,391)	—	21,084

	$9,332	$17,030	$(3,391)	$(1,887)	$21,084

      As of September 30, 2002, $5.0 million of the $21.1 million restructuring liabilities was classified as current and the remaining $16.1 million was classified as noncurrent.

10.     Stock Option Exchange Program

      In July 2001, the Company adopted a voluntary stock option exchange program for its employees. Under the program, the Company’s employees were given the option to cancel outstanding stock options previously granted in exchange for a new non-qualified stock option grant for an equal number of shares to be granted at a future date, at least six months and one day from the cancellation date of the exchanged options, which was September 14, 2001. Under the exchange program, options to purchase approximately 7.9 million shares of the Company’s common stock were tendered and cancelled. On March 15, 2002, replacement options were granted to participating employees under the Stock Option Exchange Program for approximately 7.7 million shares of common stock. Each participant received a one-for-one replacement option for each option included in the exchange at an exercise price of $7.90 per share, which was the fair market value of the Company’s common stock on March 15, 2002. The new options have terms and conditions that are substantially the same as those of the cancelled options. The exchange program did not result in any additional compensation charges or variable plan accounting.

11.     Stock Repurchase Plan

      In September 2002, the Company’s Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

12.     Litigation

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 29, 1999 through December 6, 2000. It names as defendants the Company; one of the Company’s current officers; one of the Company’s former officers; and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), asserting that certain Acta products infringe on three of the Company’s patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional Company patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. The Company has asserted that Acta’s infringement of the Informatica patents was willful and deliberate. Acta answered the complaint on September 5, 2002, and filed counterclaims against the Company seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. Acta did not make any claims for monetary relief against the Company.

      The Company is also party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of the matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

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

Overview

      We are a leading provider of business analytics software that helps companies monitor and manage the performance of key business operations across the enterprise. Our business analytics products span the entire “build to buy” spectrum, enabling customers to buy packaged analytic applications or build their own best-of-breed warehousing solutions — whichever approach best suits their requirements and resources.

      We sell our software licenses and services through direct sales forces in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors throughout Asia-Pacific, Australia, Europe, Japan and Latin America. As a percentage of our total consolidated revenue, international revenues from both our direct sales force and international indirect partners were 28% and 25% for the three and nine months ended September 30, 2002, respectively, compared to 28% for both the three and nine months ended September 30, 2001. Substantially all of our international sales have been in Europe. Sales outside of North America and Europe for each of the three and nine months ended September 30, 2002 and 2001 were less than 3% of total consolidated revenues, although we anticipate further expansion outside of these two regions in the future.

Source of Revenues and Revenue Recognition Policy

      We generate revenues from sales of software licenses and services. Our license revenues are derived from our business analytic software, which consists of data integration and, to a lesser extent, analytic applications and analytic delivery products. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts and training and consulting services that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize revenue in accordance with AICPA SOP 97-2, as amended by SOP 98-4, “Software Revenue Recognition.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. For the data integration and analytic delivery products sold directly to end users, we recognize revenue upon shipment and when collectibility is probable. For our analytic applications suites, we recognize the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic applications suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of our other products. We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. For data integration and analytic delivery products sold indirectly through our OEMs, resellers and distributors, we recognize revenue upon shipment if collectibility is probable and there is established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. For other OEMs, specific resellers, distributors and specific international customers who do not have established credit history, we recognize revenue at the time payment is received for our products, rather than at the time of sale. Our standard agreements do not contain product return rights.

      In October 2002, we announced the immediate availability of unbundled analytic component products. The analytic component products will be sold on a stand alone basis with our standard annual support. We anticipate that revenue for these products will be recognized consistent with the revenue recognition for our data integration products.

      We recognize maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on primarily a time-and-materials basis or, to a lesser extent, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

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

Three and Nine Months Ended September 30, 2002 and 2001

      The following table presents certain financial data as a percentage of total revenues for the three and nine months ended September 30, 2002 and 2001:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Consolidated Statements of Operations Data:
Revenues:
License	47%	58%	52%	61%
Service	53	42	48	39

Total revenues	100	100	100	100
Cost of revenues:
License	3	3	3	2
Service	20	23	20	21

Total cost of revenues	23	26	23	23

Gross profit	77	74	77	77
Operating expenses:
Research and development	24	28	24	23
Sales and marketing	44	55	45	50
General and administrative	11	12	10	10
Amortization of stock-based compensation	—	—	—	1
Amortization of goodwill and intangible assets	—	15	1	13
Restructuring charges	36	26	12	8

Total operating expenses	115	136	92	105

Loss from operations	(38)	(62)	(15)	(28)
Interest income and other, net	2	5	3	5

Loss before income taxes	(36)	(57)	(12)	(23)
Income tax provision	—	—	—	1

Net loss	(36)%	(57)%	(12)%	(24)%

Cost of license revenues, as a percentage of license revenues	6%	5%	6%	3%
Cost of service revenues, as a percentage of service revenues	38%	54%	42%	55%

Revenues

      Our total revenues were $47.6 million and $47.1 million for the three months ended September 30, 2002 and 2001, respectively, and $145.3 million and $149.8 million for the nine months ended September 30, 2002 and 2001, respectively. Our license revenues were $22.3 million for the three months ended September 30, 2002 compared to $27.2 million for the three months ended September 30, 2001. License revenues were $75.2 million for the nine months ended September 30, 2002 compared to $90.8 million for the nine months ended September 30, 2001. The decreases in license revenue in 2002 were due primarily to decreases in the number of licenses sold, which we believe was caused by weak global economic conditions, principally reflecting reduced or delayed information technology (“IT”) spending by our customers. Service revenues increased to $25.4 million for the three months ended September 30, 2002 from $19.9 million for the three months ended September 30, 2001. Service revenues increased to $70.1 million for the nine months ended September 30, 2002 from $59.1 million for the nine months ended September 30, 2001. These increases were primarily due to an increase in professional services utilization rates and an increase in maintenance revenues associated with strong renewal maintenance. We believe that the utilization rate for our professional services will decline slightly during the fourth quarter of 2002 and we expect maintenance revenue to remain strong based on our growing customer base.

      Service revenues for the three and nine months ended September 30, 2001 were reclassified to conform with the current year presentation in accordance with EITF 01-14 (see Note 1 to the Condensed Consolidated Financial Statements). In prior periods, customer reimbursements for our out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three and nine months ended September 30, 2001 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Service revenues, as previously reported	$19,347	$56,949
Add: reimbursements for out-of-pocket expenses	575	2,111

Service revenues, reclassified	$19,922	$59,060

      Our international revenues were $13.3 million and $13.4 million for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, international revenues were $35.6 million and $42.2 million, respectively. The decrease for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 was due primarily to the weak macroeconomic environment in Europe in the first quarter of 2002 compared to record European revenues, particularly in the United Kingdom and Germany, in the first quarter of 2001.

      As a result of these license revenue trends and continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted sales for the fourth quarter will be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factors — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” and “Risk Factors — We expect seasonal trends to cause our quarterly revenues to fluctuate.” In addition, our future prospects will be directly affected by our ability to successfully license our data integration products and our analytic application products. We recently released our new analytic delivery platform and new versions of our analytic applications and data integration products, and we are releasing unbundled analytic component products starting in the fourth quarter of 2002. The degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our net revenues and operating results would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected” and “Risk Factors — Changes in our product packaging may impact market acceptance of our products or adversely affect our results of operations.”

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our product revenues are not predictable with any significant degree of certainty. In addition, we have historically recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. See “Risk Factors — The expected fluctuation of our quarterly results could cause our stock price to experience significant fluctuations or declines.”

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $1.4 million for both the three months ended Septem-

ber 30, 2002 and 2001 and was approximately 6% and 5% of license revenues for the three months ended September 30, 2002 and 2001, respectively. Cost of license revenues was $4.5 million for the nine months ended September 30, 2002 compared to $2.6 million for the nine months ended September 30, 2001 and was approximately 6% and 3% of license revenues for the nine months ended September 30, 2002 and 2001, respectively. The slight decrease in cost of license revenues for the three months ended September 30, 2002 from the three months ended September 30, 2001 was primarily attributable to lower license revenues. The increase in cost of license revenues as a percentage of license revenues during this same period was primarily attributable to an increase in royalty-bearing products. The increase in both absolute dollars and percentage of license revenues for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 was due primarily to a higher percentage mix of royalty-bearing products. For the fourth quarter of 2002, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the third quarter of 2002 level.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, training and consulting revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of service revenues was $9.8 million for the three months ended September 30, 2002 and $10.7 million for the three months ended September 30, 2001, representing 38% and 54% of service revenues, respectively. Cost of service revenues was $29.4 million for the nine months ended September 30, 2002 and $32.3 million for the nine months ended September 30, 2001, representing 42% and 55% of service revenues, respectively.

      Cost of service revenues decreased for the three and nine months ended September 30, 2002 from the three and nine months ended September 30, 2001 due to a reduction in headcount in consulting services, increased utilization rates of consulting service employees, decreased spending for outside contractors and strong maintenance renewal revenue. For the fourth quarter of 2002, we expect our cost of service revenues as a percentage of service revenues to be above or relatively consistent with the third quarter of 2002 level.

      Cost of service revenues for the three and nine months ended September 30, 2001 were reclassified to conform with the current year presentation in accordance with EITF 01-14 (see Note 1 to the Condensed Consolidated Financial Statements). In prior periods, customer reimbursements for our out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for the three and nine months ended September 30, 2001 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2001	2001

Cost of service revenues, as previously reported	$10,138	$30,230
Add: reimbursements for out-of-pocket expenses	575	2,111

Cost of service revenues, reclassified	$10,713	$32,341

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses decreased to $11.3 million for the three months ended September 30, 2002 from $13.2 million for the three months ended September 30, 2001. Research and development expenses decreased slightly to $34.9 million for the nine months ended September 30, 2002 from $35.1 million for the nine months ended September 30, 2001. The decrease for the three months ended September 30, 2002 was due primarily to decreased spending for outside contractors and overall tightened expense controls, including 5% to 10% salary reductions and a one-week shutdown during the three months ended September 30, 2002. For the nine months ended September 30, 2002, these cost reductions were partially offset by the increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. To date, all software development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. We believe that continued investment in research and development is critical to attaining our strategic objectives. For the fourth quarter of 2002, we expect research and development expense as a percentage of total revenues will remain at or slightly below the third quarter of 2002 level.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses decreased to $21.0 million for the three months ended September 30, 2002 from $26.2 million for the three months ended September 30, 2001. Sales and marketing expenses decreased to $64.9 million for the nine months ended September 30, 2002 from $74.2 million for the nine months ended September 30, 2001. The decreases were due to lower commission expenses associated with lower license revenues and lower compensation expenses associated with reduced headcount in sales and marketing, partially offset by increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. Additionally, sales and marketing expenses decreased as a result of the 5% to 10% salary reductions and the one-week shutdown during the three months ended September 30, 2002. For the fourth quarter of 2002, we expect sales and marketing expense as a percentage of total revenues will remain at or slightly above the third quarter of 2002 level.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses decreased to $5.3 million for the three months ended September 30, 2002 from $5.5 million for the three months ended September 30, 2001. General and administrative expenses increased to $15.1 million for the nine months ended September 30, 2002 from $14.5 million for the nine months ended September 30, 2001. For the three months ended September 30, 2002 as compared to the three months ended September 30, 2001, the slight increase in expenses was due primarily to increased bad debt expense associated with customers that filed for bankruptcy, partially offset by reduced compensation and employee-related expenses associated with the 5% to 10% salary reductions and the one-week shutdown during the three months ended September 2002. The increase for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 was due primarily to increased spending for legal services, accounting services, outside contractors, increased bad debt expense and increased rent expense associated with the move to our new headquarter facilities located in Redwood City in August 2001. This increase was partially offset by the 5% to 10% salary reductions and the one-week shutdown during the three months ended September 30, 2002. For the fourth quarter of 2002, we expect general and administrative expenses as a percentage of total revenues will remain at or slightly below the third quarter of 2002 level.

      Bad debt expense charged to operations was $0.8 million and $90,000 for the three months ended September 30, 2002 and 2001, respectively, and $1.0 million and $0.3 million for the nine months ended September 30, 2002 and 2001, respectively, representing less than 2% of total revenues in each of these periods. For the three months ended September 30, 2002, $0.7 million was charged to bad debt expense associated with customers that filed for bankruptcy during the quarter.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $52,000 and $0.3 million for the three months ended September 30, 2002 and 2001, respectively, and $0.2 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively. We expect to record amortization of stock-based compensation of approximately $30,000 in the fourth quarter of 2002.

Amortization of Goodwill and Intangible Assets

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Intangible assets include core technology, assembled workforce and patents. Amortization of goodwill and intangible assets associated with our business combinations and strategic alliance has been amortized on a straight-line basis over their expected useful lives ranging from two years to three years.

      We have adopted SFAS 142 effective January 1, 2002. SFAS 142 requires that goodwill be separately disclosed from other intangible assets, and no longer be amortized but tested for impairment on a periodic basis. We completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and nine months ended September 30, 2002. We will perform our annual impairment test of goodwill in the fourth quarter of 2002. Any subsequent impairment losses will be reflected as an operating expense in the consolidated statement of operations. Notwithstanding the results of our annual impairment test of goodwill, application of the nonamortization provisions of SFAS 142 is expected to result in a decrease in amortization of goodwill of $21.8 million in 2002 as compared to 2001.

      In addition, certain identifiable intangible assets with indefinite lives are also not amortized. Under SFAS 141, assembled workforce is not considered a separate intangible asset. As a result, we reclassified the carrying amount of $0.8 million of assembled workforce to goodwill as of January 1, 2002. For comparative purposes, we have made this reclassification as of December 31, 2001.

      As required by SFAS 142, the results for the three and nine months ended September 30, 2001 have not been restated. See Note 3 to the Condensed Consolidated Financial Statement, which discloses the effect on net loss and basic and diluted loss per share as if we accounted for its goodwill under SFAS 142 for all periods presented.

      We will continue to amortize intangible assets on a straight-line basis over their expected useful lives. Amortization of goodwill and intangible assets amounted to $0.3 million and $7.0 million for the three months ended September 30, 2002 and 2001, respectively, and $0.9 million and $20.4 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease is due to the adoption of FAS 141 and FAS 142 effective January 1, 2002. For the intangible assets that we will continue to amortize, we expect amortization expense to be approximately $0.2 million for the fourth quarter of 2002 and $0.5 million for 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangible assets could result in additional merger and acquisition related expenses.

Facilities Restructuring Charges

      During the three months ended September 30, 2001, we recorded facilities restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      During the three months ended September 30, 2002, we recorded additional facilities restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas as a result of continued deterioration of the commercial real estate market in these areas. These charges represent adjustments to the original assumptions including, the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. We calculated the estimated costs for the additional restructuring charges with the assistance of current market information and trend analysis provided by a commercial real estate brokerage firm retained by us.

      Net cash payments for the nine months ended September 30, 2002 related to the consolidation of excess facilities amounted to $3.4 million. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2002 if we continue to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates. As of September 30, 2002, $21.1 million of lease termination costs, net of anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be utilized by 2007. If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, facilities restructuring charges could increase by approximately $3.2 million. If we do not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, facilities restructuring charges could increase by approximately an additional $15.5 million.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, short-term investments and restricted cash, foreign currency gains and losses, and gains and losses on the sale or disposal of property and equipment. Interest income and other, net was $1.2 million for the three months ended September 30, 2002 and $2.3 million for the three months ended September 30, 2001. Interest income and other, net decreased to $4.7 million for the nine months ended September 30, 2002 from $7.3 million for the nine months ended September 30, 2001. The decrease for the three months ended September 30, 2002 from the three months ended September 30, 2001 was attributable to lower interest income earned on our cash, cash equivalents, investments, restricted cash, and unrealized foreign currency losses, partially offset by a decrease in losses on property and equipment disposals. The decrease for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 was primarily due to lower interest income earned on our cash, cash equivalents, investments and restricted cash, partially offset by unrealized foreign currency gains and losses on property and equipment disposals. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded a provision for income taxes of $64,000 and $0.3 million for the three and nine months ended September 30, 2002 and 2001, respectively, which primarily represents foreign income taxes attributable to foreign operations. We did not record an income tax provision for the three months ended September 30, 2001 and recorded an income tax provision of $1.3 million for the nine months ended September 30, 2001. The income tax provision for the nine months ended September 30, 2001 primarily represented foreign income taxes attributable to foreign operations. Unanticipated events may occur during the remaining periods of this year that would cause revision of the expected effective tax rate.

Critical Accounting Policies

      Our financial statements are based on the selection and application of significant accounting policies, which require our management to make significant estimates and assumptions. We believe that the following areas are some of the more critical judgments areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For example, we recorded an additional bad debt expense for the three months ended September 30, 2002 related to customers that filed for bankruptcy.

Goodwill and Intangible Assets

      We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We completed the transitional impairment tests of goodwill on the adoption of SFAS 142. Based on current market conditions, the adoption of SFAS 142 on January 1, 2002 did not result in a write down of our goodwill and intangible assets. We will perform our annual impairment test of goodwill in the fourth quarter of 2002.

Facilities Restructuring Charges

      During 2002 and 2001, we recorded significant liabilities in connection with our restructuring program. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs, offset by estimated gross sublease income expected to be received over the remaining lease terms. These liabilities include management’s estimates pertaining to sublease activities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected.

Deferred Taxes

      We recorded a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance; however, if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.

Recent Accounting Pronouncements

      We have adopted SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires recognition of goodwill as an asset, but SFAS 142 mandates that goodwill and other intangible assets with indefinite lives will no longer be amortized after December 2001. Under the new standards, these assets are subject to annual impairment tests using a fair-value-based approach in accordance with SFAS 142. The change from an amortization approach to an impairment approach applies to previously recorded goodwill and other intangible assets as well as goodwill and other intangible assets arising from acquisitions completed after June 30, 2001. Intangible assets with finite lives will continue to be amortized over their useful lives. We have completed the transitional impairment test on the adoption of SFAS 142. Based on current market conditions, no impairment loss was recorded for the three and nine months ended September 30, 2002. We will perform our annual impairment test of goodwill in the fourth quarter of 2002. Any subsequent impairment losses will be reflected as an operating expense in the consolidated statement of operations.

      We have adopted SFAS 144 in the first quarter of 2002. SFAS 144 supersedes SFAS 121 and portions of APB 30. SFAS 144 provides a single accounting model for long-lived assets, other than goodwill and other intangibles, to be disposed of and addresses significant implementation issues. The adoption of SFAS 144 did not have a material impact on our operating results or financial condition.

      We have adopted EITF 01-14, which requires that all out-of-pocket expenses billed to a customer be classified as revenue, rather than a reduction of expenses, beginning with the three months ended March 31, 2002. Comparative financial statements for the prior year period were reclassified to comply with the guidance in EITF 01-14. The application of EITF 01-14 will not result in any impact to operating or net income (loss) in any prior or future periods as it increases both service revenues and cost of service revenues in the same amount.

      In July 2002, the FASB issued SFAS 146, which addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF 94-3 required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our financial position or results of operations.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of September 30, 2002, we had $237.9 million in cash and cash equivalents, short-term investments and restricted cash, of which $12.2 million of cash is restricted under the terms of our Pacific Shores property leases.

      Our operating activities resulted in net cash inflows of $13.5 million for the nine months ended September 30, 2002. The operating cash inflows were primarily due to increases in accrued liabilities, accrued restructuring charges and deferred revenues. The uses of cash were due primarily to the net loss (offset by non-cash charges for depreciation and amortization, provision for doubtful accounts and restructuring charges), an increase in accounts receivable and decreases in accounts payable and accrued compensation and related expenses. For the nine months ending September 30, 2001, our operating activities resulted in net cash inflows of $8.4 million. The cash inflows for the nine months ended September 30, 2001 were primarily due to a decrease in accounts receivable and increases in accrued compensation and related expenses, accrued, restructuring charges and deferred revenues. Uses of cash were primarily due to the net loss (offset by non-cash charges for depreciation and amortization, amortization of stock-based compensation, amortization of goodwill and intangible assets and restructuring charges) and an increase in prepaid expenses and other current assets and decreases in accounts payable and accrued liabilities.

      Investing activities used cash of $70.7 million for the nine months ended September 30, 2002 and $104.6 million for the nine months ended September 30, 2001. Of the $70.7 million net cash used in investing activities for the nine months ended September 30, 2002, $218.3 million was associated with purchases of investments and $5.4 million was used for purchases of property and equipment, offset by $153.0 million generated from the sales and maturities of investments. Short-term investments represent investments in high credit quality corporate bonds and notes and U.S. government bonds with durations of up to two years in accordance with our investment policy. Of the $104.6 million net cash used in investing activities for the nine months ended September 30, 2001, $242.4 million was associated with purchases of investments, $22.9 million was used for purchases of property and equipment and $8.1 million was transferred from restricted cash, offset by $166.4 million generated from the sales and maturities of investments. Investing activities for the nine months ended September 30, 2001 also included $13.7 million, net of cash acquired, associated with the acquisitions of syn-T-sys ($5.7 million), Informatica Partners ($3.5 million) and Delphi ($4.5 million).

      Financing activities provided cash of $7.5 million and $10.5 million for the nine months ended September 30, 2002 and 2001, respectively, and consisted principally of proceeds from the issuance of common stock from stock option exercises and under our employee stock purchase plan in both periods.

      As of September 30, 2002, our principal commitments consisted of obligations under operating leases. Our future minimum lease payments under noncancelable operating leases as of December 31, 2001 were as follows: $16.0 million in 2002; $16.5 million in 2003; $17.0 million in 2004; $17.6 million in 2005; $17.7 million in 2006; and $109.6 million thereafter. In September and October 2002, we signed two sublease agreements related to excess facilities included in our facilities restructuring charges. Our future sublease income will reduce our obligations under operating leases as of December 31, 2001 as follows: $0.1 million in 2002; $0.6 million in 2003; $0.6 million in 2004; $0.5 million in 2005; and $39,000 in 2006. In January 2002, we entered into a thirty-six month operating lease agreement for data storage equipment. Future minimum lease payments over the thirty-six month lease term are as follows: $0.5 million in 2002; $0.5 million in 2003; and $0.6 million in 2004.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We began occupying the new corporate headquarters in August 2001. The lease expires in July 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. Total expenditures for furniture, fixtures and equipment for this facility were approximately $10.3 million. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for the first year’s lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

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

      In September 2002, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities.

      We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, because our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, we may not in the future be able to generate positive cash flows from operations. If this occurred, we would require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute your ownership interests.

      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Risk Factors

      Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other Securities and Exchange Commission filings, including our Form 10-K for the year ended December 31, 2001.

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

      Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customers’ cancellations or delays of orders will more likely harm our revenues and results of operations.

      Our quarterly product license revenues are difficult to forecast and are vulnerable to short-term fluctuations in customer demand. Because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received, and certain license revenues are dependent on cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control, such as (1) size and timing of individual license transactions, the closing of which tends to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software, (3) changes in customer budgets, (4) seasonality of technology purchases, (5) direct sales force effort to meet or exceed quarterly and year-end quotas, (6) lower European sales during the summer months, and (7) other general economic and political conditions. By comparison, our short-term expense levels are relatively fixed, and based in part on our expectations of future revenues.

      The difficulty we have in predicting our quarterly revenue means revenue shortfalls may occur at some time, and our inability to adequately reduce short-term expenses means such shortfalls will affect not only our revenue, but also our overall business, results of operations and financial condition. Due to the uncertainty surrounding our revenues, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Therefore, you should not take our quarterly results to be indicative of our future performance. Moreover, our future operating results may fall below the expectations of stock analysts and investors. If this happens, the price of our common stock may fall.

General economic or political conditions may reduce our revenues and harm our business.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the economic slowdown in the United States and in Europe, and the terrorist events of September 11, 2001, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11, 2001 events in the fourth quarter of 2001 and the economic slowdown in 2001 and the first three quarters of 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic applications. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, if a wider or global economic slowdown occurs, or if there is an escalation in regional conflicts, we may fall short of our revenue expectations for the fourth quarter of 2002 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

If we are unable to accurately forecast revenues, it may harm our business or results of operations.

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, financial conditions or results of operations. In particular, the general economic slowdown has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002 and could continue to reduce the rate of conversion of the sales pipeline into license revenue in the future.

Changes in our product packaging may impact market acceptance of our products or adversely affect our results of operations.

      We recently unbundled our analytic application products in order to create smaller, modularized components, which may be licensed to customers on an individual basis. The success of this new product packaging initiative is subject to significant risks, including the following:

•	customers may be confused by the change in the product packaging and may delay or defer purchases;

•	our sales and marketing efforts may not be successful;

•	sales of the new product packaging may result in lower transaction sizes, and if there is not a corresponding increase in unit volume, our revenues and margins may decrease; and

•	we may experience difficulties in managing the modularization of the products in our research and development department or order management processes.

      To the extent that we encounter or are unable to successfully manage any of the risks outlined above, our revenues and the results of our business operations may be adversely affected.

The lengthy sales cycle and implementation process of our products makes our revenues susceptible to fluctuations.

      Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products, particularly our analytic applications suites, typically require executive-level approval from our customers before they can purchase our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles;

•	concerns about the introduction of our products or competitors’ new products; or

•	potential downturns in general economic or political conditions.

      Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. The implementation of our products, particularly our analytic applications suites, can be a complex and time-consuming process, the length and cost of which may be difficult to predict. We also recently hired Clive Harrison as our new Executive Vice President, Worldwide Field Operations, replacing Kyle Bowker in that position. The process of implementing this change, and integrating Mr. Harrison, may detract from our sales efforts and operations and have an adverse effect on our business in the near term. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue and results of operations.

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

      The higher fees for, and potentially longer sales cycle of, our analytic applications suites could be especially affected by the global economic slowdown, where larger transaction sizes receive closer scrutiny by our potential customers.

Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic applications, analytic delivery products and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues could decrease. In particular, we recently released our new analytic delivery platform and new versions of our analytic applications, and the degree of market acceptance for these products is currently uncertain. Market acceptance of our products could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and Europe. In response to such attacks, the United States is actively using military force to pursue those behind these attacks and initiating broader actions against global terrorism. The continued threat of terrorism within the United States and Europe, the escalation of military action or regional conflicts and heightened security measures in response to such further threats may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in further reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, or an inability to effectively market our products, our revenues would decline, which would materially and adversely affect our business and results of operations.

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

      We may not be able to successfully implement improvements to our sales, customer support, management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls. We are currently in the process of implementing improvements to our control systems and have licensed technology from a third party to accomplish this objective. We may experience difficulties in the implementation process or in connection with the third-party software, which could divert our resources, including attention of management.

The loss of key personnel or the inability to attract and retain additional personnel could harm our business, results of operations and financial condition.

      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. We may not be successful in attracting, assimilating and retaining key personnel in the future. Specifically, Diaz Nesamoney, one of our founders, recently resigned as a director and President and Chief Operating Officer, and Kyle Bowker recently resigned as Executive Vice President, Worldwide Field Operations. We recently hired Clive Harrison as our new Executive Vice President, Worldwide Field Operations, replacing Kyle Bowker in that position. These changes and the process of implementing this change and integrating Mr. Harrison into the current management team may detract from our sales efforts and operations and have an adverse effect on our business, results of operations and financial condition.

We expect seasonal trends to cause our quarterly revenues to fluctuate.

      In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter, which often experiences less growth than other quarters. As a result, we historically have experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter. We believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales tend to be relatively lower during the summer months than during other periods. Due to the economic slowdown beginning in 2001, our 2001 and 2002 quarterly revenues may not be indicative of seasonal trends that were experienced in prior years. When the global economy recovers, we expect that seasonal trends may continue in the foreseeable future.

Our stock price fluctuates as a result of factors other than our operating results.

      The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors, including our operating results and the following:

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates by securities analysts;

•	changes in recommendations by securities analysts;

•	developments in our industry;

•	changes in accounting rules, such as the recording of expenses related to employee stock option grants; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Our products interoperate with a variety of third-party technologies.

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

      Our international business is subject to a number of risks, including the following:

•	greater difficulty in staffing and managing foreign operations;

•	sales seasonality;

•	greater risk of uncollectible accounts;

•	longer collection cycles;

•	greater difficulty in protecting intellectual property;

•	potential unexpected changes in regulatory practices and tariffs;

•	potential unexpected changes in tax laws and treaties;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.

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

      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. We are currently investigating whether one or more former employees, recruited and hired by a competitor, may have misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit the competitor in gaining a competitive advantage against us.

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

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power, which occurred during 2001. In the event these blackouts are reinstated, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity may continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

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

Item 4.     Controls and Disclosures

      (a) Evaluation of disclosure controls and procedures

      Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls

      Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses. As a result, no corrective actions were required or undertaken.

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

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation; one of our current officers, one of our former officers, and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering and September 28, 2000 secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc., asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. We have asserted that Acta’s infringement of the Informatica patents was willful and deliberate. Acta answered the complaint on September 5, 2002, and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. Acta did not make any claims for monetary relief against us.

      The Company is also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of the matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 10.17	Severance Agreement and Mutual Release, dated July 29, 2002, by and among the Company and Diaz H. Nesamoney.
Exhibit 10.18	Severance Agreement and Mutual Release, dated July 31, 2002, by and among the Company and Kyle L. Bowker.
Exhibit 10.19	Offer Letter, dated August 6, 2002, by and among the Company and Clive A. Harrison.
Exhibit 10.20	Description of management arrangement with Earl E. Fry.
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: November 12, 2002

CERTIFICATIONS

      I, Gaurav S. Dhillon, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Informatica Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GAURAV S. DHILLON

Gaurav S. Dhillon
President and Chief Executive Officer

Dated: November 12, 2002

      I, Earl E. Fry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Informatica Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EARL E. FRY

Earl E. Fry
Senior Vice President and Chief Financial Officer

Dated: November 12, 2002

EXHIBIT INDEX

Exhibit 10.17	Severance Agreement and Mutual Release, dated July 29, 2002, by and among the Company and Diaz H. Nesamoney.
Exhibit 10.18	Severance Agreement and Mutual Release, dated July 31, 2002, by and among the Company and Kyle L. Bowker.
Exhibit 10.19	Offer Letter, dated August 6, 2002, by and among the Company and Clive A. Harrison.
Exhibit 10.20	Description of management arrangement with Earl E. Fry.
Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.