Form 10-K
period 2002-12-31
INFORMATICA CORP
filed 2003-03-19
CIK 1080099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-25871

INFORMATICA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 Seaport Boulevard Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

(650) 385-5000

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Preferred Share Purchase Rights, par value $0.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of June 30, 2002, there were approximately 79,392,800 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 28, 2002) was approximately $304,184,213. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity that owns 5% or more of the registrant’s Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 28, 2003, there were approximately 80,158,097 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2002.

INFORMATICA CORPORATION

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2002

      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to service revenues, cost of revenues, operating expenses and international expansion; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors” in Item 7 and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

PART I

Item 1.	Business

Overview

      Informatica Corporation is a leading provider of business analytics software that helps our customers to accelerate the integration, analysis and delivery of critical corporate information. Using our products, business users and IT staff are more productive in their tasks. Business users gain valuable insight they can use to help improve business performance, increase customer satisfaction and enhance competitive advantage. Senior IT personnel are equipped with infrastructure that can help them deploy analytic solutions faster, cheaper and with less risk than several other alternatives in the market.

      Over the last two decades, companies have made significant investments in a variety of transactional applications, like Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply Chain Management (SCM) software to automate specific business functions, including general ledger, human resources, customer relationships and supply chain. The ultimate goal of deploying these applications is to make businesses more efficient through automation. However, these transaction applications generate massive volumes of information in disparate software systems that typically do not talk to each other or share the data. Organizations are now finding that the strategic value of information technology lies beyond process automation. Companies are realizing the need to have one unified and complete view of all of the information about their customers, suppliers and operations all in one place, in order to make better decisions about their business for competitive advantage. Then, armed with one complete view of their business, information workers can use that information to collaborate internally or externally with one’s customers, suppliers and partners to improve performance and productivity.

      Informatica addresses this need with a comprehensive suite of business analytic software products. Our products are designed to integrate data from the enterprise’s various systems and create analytic solutions that deliver insight to business users across the entire organization, helping them to make better decisions, ultimately turning information into competitive advantage. Informatica is the leading provider of data integration products. Our newer data warehouse modules, which pre-package metrics and domain knowledge from fourteen different business areas, allow an IT buyer to build a data mart or data warehouse faster than building it by hand. Our business intelligence platform provides easy-to-use, broadly deployable dashboards, scorecards and intuitive guided analysis for all business users to better manage the performance of their organization. When combined, our data integration products, data warehouse modules and our business intelligence platform enable and accelerate the deployment of custom or pre-packaged analytic application suites, allowing enterprises to improve strategic aspects of their business performance, including direct and indirect sales, marketing, customer service, operations, finance, human resources, procurement, manufacturing and supply chain.

      We believe our products provide our customers with the following primary benefits:

•	information integrated from a wide range of business functions and disparate data sources into one unified, holistic view of the enterprise;

•	packaged and extensible data warehouse technology to help organizations build their analytic infrastructure faster, cheaper and with less risk;

•	broad deployment of personalized, Web-based business intelligence to information workers across the enterprise; and

•	custom or pre-packaged analytic application suites that help business users manage the performance of their organization.

      We have over 1,700 customers from a wide variety of industries ranging from high technology to manufacturing, and from financial services to telecommunications. We also maintain relationships with a variety of strategic partners to jointly develop, market, sell and/ or implement our solutions. Our significant strategic partners include Accenture, BEA Systems, BearingPoint, Deloitte Consulting, HP, i2 Technologies, IBM, JD Edwards, Manugistics, Mitsubishi Electric, PeopleSoft, Siebel Systems, Sybase, Teradata Division of NCR Corporation, TIBCO, Vitria and webMethods. We market and sell our software and services through our direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. We also have relationships with distributors in various regions, including Asia-Pacific, Australia, Europe, Japan and Latin America, who sublicense our products and provide service and support within their territories. More than twenty-five independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

      Our corporate headquarters are located at 2100 Seaport Boulevard, Redwood City, California 94063, and our telephone number at that location is (650) 385-5000. We can also be reached at our Web site at www.informatica.com; however the information in, or that can be accessed through, our Web site is not part of this report. We were incorporated in California in February 1993 and reincorporated in Delaware in April 1999.

      A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Act are available, free of charge, on our Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Our Products

      Our business analytics products enable our customers to integrate data from multiple disparate systems, implement data warehouses more quickly and deploy business intelligence solutions and analytic applications to better manage the performance of their organization. Our data integration products extract, transform and load large volumes of data from disparate sources for both analytic and operational needs on a real-time or regularly scheduled basis. Our data warehouse modules contain packaged analytic infrastructure and business content that accelerate the building of enterprise data warehouses and data marts in fourteen different subject areas, including sales, marketing, call center, finance, human resources, supply chain and operations — either in modular fashion or as entire suites. Our business intelligence platform is built on a modern, internet-centric platform for deploying analytic dashboards, scorecards and guided analysis to a broad range of corporate decision-makers. The Informatica analytic application suites pre-package all three layers of our product stack and provide a complete analytic solution in four function specific areas: Customer Relationship Analytics, Human Resources Analytics, Finance Analytics, and Supply Chain Analytics.

      The following information summarizes the key features and benefits of our products and services:

     Data Integration Products

      Our data integration products feature a high-performance, scalable architecture designed to support the demanding requirements of global companies and rapidly growing enterprises. Our core integration offerings, Informatica PowerCenter RT, Informatica PowerCenter and Informatica PowerMart, integrate and unify the diverse applications that populate today’s enterprises. Our data integration products extract data from virtually all sources, enrich it for analytics, catalog it for use and reuse, and deliver it to other transactional systems, data warehouses and analytic applications. PowerCenter RT is the latest product in the PowerCenter series and features several innovations that facilitate real-time data integration and connection to Enterprise Application Integration (EAI) sources. In addition, we offer a number of extension products that provide technical capabilities to accelerate and simplify customer implementation and deployment of our products, including Informatica PowerChannel, a number of Informatica PowerConnects, Informatica PowerPlugs and Informatica PowerBridge products.

Product	Description	Benefit

Informatica PowerCenter RT	An enterprise data integration platform for real-time operational data integration, management of data warehouses and analytic solutions.	Speeds integration and simplifies management of enterprise-wide real-time, operational data integration and analytical data warehousing.

Informatica PowerCenter	An enterprise data integration platform for operational data-integration, management of data warehouses and analytic solutions.	Speeds integration and simplifies management of enterprise-wide information by integrating analytics, enforcing consistent data definitions, and synchronizing and integrating disparate data marts, data warehouses and analytic solutions.

Informatica PowerMart	A departmental integration platform that can be expanded as a company’s needs grow to an enterprise level with Informatica PowerCenter.	Speeds integration and simplifies management of departmental information by integrating analytics and enforcing consistent data definitions.

Informatica PowerChannel	An extension product that supports the interchange and integration of sensitive, high volume and geographically dispersed data across a wide area network within an enterprise, or across the Internet between enterprises.	Provides comprehensive and reliable integration of geographically distributed data, improved visibility and global data management and is designed to significantly save time and resources.

Informatica PowerConnects, PowerPlugs, PowerBridge	A set of extension products to provide direct access to various enterprise data sources and metadata, including SAP, PeopleSoft, Siebel, DB2, IBM MQSeries, mainframe, AS/400 and Hyperion.	Simplifies access to ERP, CRM, real-time messaging, mainframe, AS/400 and legacy environments and allows the reuse of metadata in order to reduce information technology cost and improve system manageability.

     Data Warehouse Modules

      Our packaged data warehouse modules are currently comprised of fourteen different subject specific warehouse modules or “marts”. They provide packaged data warehouse technology that is fully extensible, allowing data warehouses and data marts to be built faster, cheaper and with less risk. The Informatica Warehouse Modules integrate data from a variety of operational systems, such as Ariba, i2, Oracle, PeopleSoft, SAP, Siebel Systems, legacy systems and Web servers, and then transforms, aggregates and normalizes the data, before presenting it to business users for business insight. The Informatica Warehouse Modules are designed to help companies leverage industry best practices and minimize implementation time and cost.

      A description of our packaged data warehouse modules and their benefits are summarized in the table below:

Product	Description	Benefit

Informatica Warehouse Modules	Subject specific packaged data marts and data warehouses that include pre- configured metrics and domain knowledge. Currently there are fourteen different warehouse modules comprising the following subjects: sales, marketing, service, Web, general ledger, receivables, payables, profitability, compensation, scorecard, planning, sourcing, inventory and quality.	Helps companies reduce the cost, time, and risk of implementing a data warehouse by using pre-packaged, integrated technology.

     Business Intelligence Platform

      Our business intelligence platform includes PowerAnalyzer and PowerAnalyzer Insight modules. These internet-centric products are designed to meet our customers’ end-to-end business intelligence requirements including dashboards, scorecarding, query and analysis, reporting, advanced analytics and visualization. PowerAnalyzer is designed to give end users — both inside and outside the organization — intuitive access to critical, personalized data at the point of work. By allowing users to be alerted to, navigate through and interact with key business metrics such as sales trends, customer order records, and supplier scorecards on a real-time basis, PowerAnalyzer empowers employees, suppliers and customers to make informed decisions while in the office or on the road. This helps enable faster reactions to trends, more responsive customer support, more consistent decision-making and therefore, a more effective enterprise. PowerAnalyzer Insight modules include pre-packaged analytic dashboards and scorecards that are role-based, easily personalized, and are integrated with alerts and enterprise communication tools like Microsoft Exchange.

Product	Description	Benefit

Informatica PowerAnalyzer	A scalable platform for building and deploying Web-based analytic dashboards, reports, analytic workflows, alerts and indicators, with mobile device delivery capability.	Allows companies to deploy real-time, customizable analytics to a broad range of decision-makers across the enterprise, resulting in better-informed decisions.

Informatica PowerAnalyzer Insight Modules	An optional component that provides an application framework with quick-start business content in areas like CRM, Finance, Human Resources and Supply Chain for custom-built analytic applications.	Allows business users to get a fast start approach to their common business reports, metrics and analytic workflows.

     Analytic Application Suites

      Our analytic application suites are comprised of a tightly integrated suite of our data integration products, data warehouse modules and business intelligence platform that provide key business metrics and analytic reports across a range of business functions. Because our analytic application suites span multiple business functions, we believe they uniquely offer managers and executives an integrated, enterprise-wide view of their businesses that they have not traditionally been able to achieve. These analytic applications are designed to integrate data from a variety of operational systems, such as Ariba, i2 Technologies, Manugistics, Oracle, PeopleSoft, SAP, Siebel Systems, legacy systems and Web commerce servers, to provide valuable business insight. They do this by enabling companies to analyze and manipulate the aggregated and normalized information. Our analytic applications are designed to help companies leverage industry best practices and minimize implementation time and cost for enterprise-wide analytics. They include analytic dashboards that are role-based, easily personalized and able to deliver information in real-time, and are integrated with alerts and enterprise communication tools such as Microsoft Exchange. The analytic dashboards allow full interaction with the server, including the use of Informatica Analytic Workflows, which aid in the discovery of root causes by guiding users through a series of saved drill paths, based on business processes. These innovations make our applications more powerful and at the same time easier to use, especially for users who may not have experience in business analysis. Our analytic application suites are built on our data integration products, data warehouse modules and business intelligence platform and can therefore be easily modified and extended to meet the requirements of most enterprises.

      Our suites of pre-packaged analytic application suites are summarized in the table below:

Product	Description	Benefit

Informatica Customer Relationship Analytics	Metrics and packaged analytics for improving the effectiveness of customer-facing business processes, including direct and indirect sales, marketing, and customer service.	Helps companies increase sales and customer profitability by attracting, retaining and better serving customers across all sales and distribution channels.

Informatica Finance Analytics	Metrics and packaged analytic infrastructure for finance.	Enables companies to identify areas to reduce costs, improve responsiveness and better manage finance and other corporate assets in order to drive business improvements across the enterprise.

Informatica Human Resources Analytics	Metrics and packaged analytic infrastructure for human resources.	Enables companies to analyze worker productivity and improve resource allocation to better manage human resources.

Informatica Supply Chain Analytics	Metrics and packaged analytics improving the effectiveness of procurement processes, including the acquisition of raw materials, components and other supplies, as well as supplier relationships.	Helps companies reduce direct and indirect procurement time and costs, improve product quality and monitor supplier performance.

Other Informatica Analytic Suites: • Strategic Sourcing Analytics • Contact Center Analytics • Bookings, Billings and Backlog • Web Channel Analytics	These suites can be used by combining various modules of the Informatica Warehouse to solve certain problems for specialized roles in an organization — e.g., VP of Sourcing, VP of Contact Centers, VP of Finance etc.	Helps companies reduce procurement costs, improve call center performance, increase sales visibility, and help match demand with supply.

Services

      We offer a comprehensive set of professional services, including product-related customer support, consulting services and training and customer support. Through our technical support centers in the United States and the United Kingdom, we offer high-quality technical support on a global basis to customers over the phone, via e-mail and through the Internet. Our consulting services range from designing and deploying our products to data transformation and performance tuning. Our consulting strategy is to provide specialized expertise regarding our products to enable our end user customers and systems integrator partners to successfully implement our analytic solutions. Our systems integrator partners include firms such as Accenture, BearingPoint, Cap Gemini Ernst & Young, Computer Sciences Corporation, Deloitte Consulting, EDS, and IBM. We also offer a comprehensive curriculum of product-related training to help our customers and strategic partners build proficiency in using our products. In 2001, we established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based analytic systems.

Our Strategic Partners and Customers

      Our strategic partners include industry leaders in enterprise and software, computer hardware and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, access to required technology and complementary products and services to our joint customers. In addition to our systems integrator partners listed above, our strategic partners include BEA Systems, EMC, Hewlett-Packard, i2 Technologies, IBM, JD Edwards, Manugistics, Mitsubishi Electric, PeopleSoft, Siebel Systems, Sun Microsystems, Sybase, Teradata Division of NCR Corporation, TIBCO, Vitria and webMethods. Our customers include leading companies from a wide range of industries and major governmental and educational institutions. A representative sampling of our customers who have purchased at least $750,000 of our software and related services since January 1996 includes:

Financial		Manufacturing/		Pharmaceuticals/
Services	Insurance	High Tech	Communications	Chemicals

• ABN AMRO Bank • American Express • Bank of Tokyo • Charles Schwab • Citigroup • Credit Suisse First Boston • Deutsche Bank • Fair, Isaac • Goldman Sachs • JP Morgan • Merrill Lynch • UBS • Washington Mutual	• Aegon USA • AXA • Blue Cross/Blue Shield • CNA • Hartford • John Hancock • Liberty Mutual Group • Met Life • Prudential • United Services Automobile Association	• Autodesk • Boeing • Brocade • Cisco • DaimlerChrysler • General Electric • Hewlett-Packard • Lockheed Martin • Motorola • Philips • Solectron • Siemens • Toyota • Verisign	• AT&T • Bell Atlantic • Cingular Wireless • Deutsche Telekom • NTL • Sprint • UUNET • Vodafone • Verizon	• Abbott Laboratories • Amgen • Astra Zeneca • Bristol-Meyers Squibb • Corning • GlaxoSmithKline • Pfizer • Pharmacia

Retail/Consumer
Packaged Goods	Utilities/Energy	Government	Other

• Best Buy • ConAgra • Nestlé • PepsiCo	• American Electric Power • Commonwealth Edison • EDF GDF • Florida Power & Light • TransCanada Pipelines • Waste Management	• Internal Revenue Service • National Institute of Health • US Air Force • US Army • US Customs Service • US Postal Service • University of Illinois	• ABB Infosystems • American Home Products • Federal Express • Freightliner • Sysco • Tetra Pak Data Systems • Universal Studios • Walt Disney

Our Market Positioning

      Comprehensive Analytics Product Offering. Our strategy is to provide our customers with a comprehensive suite of analytic products to help them quickly and cost effectively deploy analytic solutions to improve their business effectiveness. The combination of our data integration products, data warehouse modules and business intelligence platform provides the industry with the most comprehensive analytic application suites. This “full stack” helps allow us to offer our customers a highly attractive and differentiated value proposition in terms of lower total cost of ownership, faster time to value and lower risk to business changes.

      Real-Time, Highly Scalable and Flexible Data Integration. Our products are capable of supporting the needs of large global enterprises due to our highly scalable and extensible architecture. This year we introduced the incorporation of real-time data into our data integration product offering. In addition, our infrastructure products are developed to be compatible with major software applications. Our platform and set of supporting products are both flexible and extensible, allowing customers to build or extend sophisticated analytic applications to meet their specific requirements. The open architecture design of our products enables our customers to support and inter-operate with a wide range of computing platforms, applications and data sources.

      Modular, Plug and Play Approach to Business Analytics. Our data warehouse modules form the basis for analytic solutions that span the value-chain (including CRM, Finance, HR and Supply Chain) to be rapidly deployed in either a modular fashion or as a complete suite. Our data warehouse modules are based on best-practice enterprise data warehouse design and provide one complete view of the business for all business users in an organization. By leveraging an integrated and comprehensive view of their operations, our customers are better able to manage their performance and improve their competitive position.

      Broadly Deployable Business Intelligence. Our vision for the market is the democratization of information. Our business intelligence platform is based on an industry-standard J2EE (internet) architecture that provides significant scalability and manageability advantages, and allows customers to easily deploy our product to thousands of users across the enterprise. Our business intelligence platform is built with modern, intuitive dashboards, scorecards and guided analysis tools, and can be pushed out to any wireless phone, PDA, or other handheld device. The open design of our business intelligence platform also allows IT users to easily customize our product to meet the specific needs of an organization.

      Significant Installed Customer Base and Community of Developers. We have an installed customer base that spans a wide range of industries. As of December 31, 2002, our products had been licensed by over 1,700 customers around the world, and to 79% of the Fortune 100 companies. The Informatica Developer Network, created in 2001, has grown to over 5,000 members in sixty-four countries each using Informatica’s products to build their own data warehouses and analytic solutions. Our success at each customer site serves to strengthen our brand awareness while providing an opportunity to up-sell and cross-sell our new products in our analytic stack.

      Strong Base of Leading Strategic Partners. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators and hardware vendors. These alliances provide sales and marketing leverage and access to required technology, while also providing complementary products and services to our joint customers. More than thirty-five companies now OEM Informatica’s core products, including i2 Technologies, JD Edwards, PeopleSoft and Siebel Systems. In sum, more than 300 companies market and resell our products around the world.

Research and Development

      As of December 31, 2002, we employed 206 people in our research and development organization. This team is responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each discipline, along with a product-marketing manager from our marketing department, form separate product teams that work closely with sales, marketing, services, customers and prospects to better understand market needs and user requirements. These product teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

      When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time-to-market without compromising competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

      In 2002, Informatica made use of a small offshore development team based in the Netherlands for work on portions of our business intelligence platform. Going forward, we will continue to explore the use of offshore development, particularly in India, to increase development productivity. Our research and development expenditures were $45.6 million in 2002, $46.3 million in 2001 and $26.5 million in 2000.

Sales, Marketing and Distribution

      We market and sell software and services through a direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors in various regions around the world. As of December 31, 2002, we employed 290 people in our sales and marketing organization worldwide.

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

      Our sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation and contract negotiation. Although the typical sales cycle requires three to six months, some sales cycles in the past have lasted substantially longer, particularly the sales cycle for our analytic application suites. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts and assessing needs prior to our introduction to the customer. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.

      In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. They resell our products, bundling them in most cases with their broader service offerings. In other cases, they influence direct sales of our products. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.

Intellectual Property and Other Proprietary Rights

      Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have six patents granted in the U.S., sixteen patent applications pending in the U.S., and twenty-five corresponding international patent applications pending.

Competition

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. A large part of that market consists of custom-built solutions that are often hand-coded. As such, Informatica’s primary competition consists of custom-built data integration, data warehouse, business intelligence, and analytic applications. We experience competition in the market from Ascential Software, Business Objects S.A., Cognos Inc., Embarcadero Technologies, Inc. and MicroStrategy, Inc. In addition, we compete or may compete against database vendors and enterprise applications vendors that currently offer, or may develop, products with some functionality that compete with our products. Such potential competitors include IBM Corporation, Microsoft Corporation, Oracle Corporation, PeopleSoft, SAP and Siebel Systems.

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

      We currently compete more on the basis of our products’ functionality than on the basis of price. Additionally, we compete on the basis of certain factors, including:

• product performance • product features • scalability • ease of use	• product reliability • analytic capabilities • open architecture • time-to-market	• customer support • product pricing • integrated product stack • low cost of ownership

      We believe that we currently compete favorably with respect to the above factors. See “Risk Factors — The market in which we sell products is highly competitive.”

Employees

      As of December 31, 2002, we had a total of 796 employees, including 206 people in research and development, 290 people in sales and marketing, 196 people in consulting, customer support and training and 104 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

Item 2.	Properties

      Our headquarters are located in two buildings at the Pacific Shores Center in Redwood City, California. These buildings comprise 290,300 square feet of office space and are leased through July 2013. We also lease 6,500 square feet of office space for sales activities in New York, New York through February 2010 and 5,300 square feet of office space for sales, professional services and product development activities in Plano, Texas through October 2007 (with two five-year renewal options). We occupy approximately 10,000 square feet of office space in Maidenhead, United Kingdom for our European headquarters leased through May 2010 and approximately 9,600 square feet of office space in Amsterdam, the Netherlands through October 2007 (with a five-year renewal option). We also lease other office space in the United States and other various countries under operating leases.

      In addition, we lease excess office space in Palo Alto, California; Carrolton, Texas; and San Francisco, California. We lease 30,000 square feet in Palo Alto, California under a lease that expires in July 2007, of which 12,000 square feet is subleased from October 2002 through September 2004. In November 2002, we subleased the entire 29,000 square feet in Carrollton, Texas for the remainder of the lease term through January 2006. In San Francisco, California we lease approximately 19,200 square feet under a lease that expires in March 2007. We are attempting to sublease our surplus properties for the remaining lease terms. See Notes 7 and 8 of Notes to the Consolidated Financial Statements in Item 8.

Item 3.	Legal Proceedings

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, one of our current officers, one of our former officers, and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering and September 28, 2000 secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we and our affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933 in all but ten cases, including the case involving Informatica. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the Informatica individual defendants and sixty-two other individual defendants. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc., asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. We have asserted that Acta’s infringement of the Informatica patents was willful and deliberate. Acta answered the complaint on September 5, 2002, and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. Acta did not make any claims for monetary relief against us. The case is currently in the claim construction and discovery phase.

      We are aware that a punitive class action complaint titled Lui v. Credit Suisse First Boston Corporation et al, No. 03-20459, has been filed in the United States District Court, Southern District of Florida. The complaint purports to allege securities fraud, fraud, and negligent misrepresentation claims against: (1) Credit Suisse First Boston; (2) numerous companies whose initial public offerings were underwritten by Credit Suisse First Boston, including Informatica; and (3) certain officers or directors of those companies, including two individuals affiliated with Informatica at the time of the initial public offering. No specific amount of damages is claimed.

      We are also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on our results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect our future results of operations, cash flows or financial position in a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of the Registrant

      The following table sets forth certain information concerning our executive officers as of March 1, 2003:

Name	Age	Position(s)

Gaurav S. Dhillon	37	Chief Executive Officer, President and Director
Earl E. Fry	44	Chief Financial Officer, Senior Vice President and Secretary
Clive A. Harrison	45	Executive Vice President, Worldwide Field Operations
Girish Pancha	38	Senior Vice President of Products

      Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

      Mr. Dhillon is one of our co-founders and has been our Chief Executive Officer, Secretary and a member of our Board of Directors since our inception. Prior to co-founding Informatica in February 1993, Mr. Dhillon was employed by Sterling Software, a software company, from December 1991 to November 1992, where his last position was Project Manager. Prior to that, he was a Systems Architect with Unisys Corporation. Mr. Dhillon holds a B.S. degree in electrical engineering from Punjab University, India.

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

      Mr. Harrison originally joined us as Senior Vice President, Sales in January 1996 and served as Executive Vice President, Worldwide Field Operations from January 1999 to August 2001. After a one-year hiatus, Mr. Harrison returned as Executive Vice President, Worldwide Field Operations in August 2002. Prior to joining Informatica, Mr. Harrison held sales management responsibility at Oracle Corporation from June 1995 to January 1996. From September 1989 to June 1995, he was Regional Vice President of Sales at Information Resources, an enterprise decision support company. Mr. Harrison holds a B.S. degree in operational research and economics from Aston University in England.

      Mr. Pancha was an early employee of Informatica, serving in engineering management roles from November 1996 to October 1998. Mr. Pancha left to co-found Zimba, a developer of mobile applications providing real-time access to corporate information via voice, wireless, and Web technologies. Upon the acquisition of Zimba in August 2000, Mr. Pancha rejoined us as Vice President and General Manager of the Platform Business Unit. In August of 2002, he became Senior Vice President of Products, assuming responsibility for all products. Prior to Informatica, Mr. Pancha spent eight years in various development and management positions at Oracle, including leading the development of Oracle’s query-building and business intelligence tools. Mr. Pancha holds a B.S. degree in electrical engineering from Stanford University and an M.S. degree in electrical engineering from the University of Pennsylvania.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock is listed on the Nasdaq National Market under the symbol “INFA.” Our initial public offering was April 29, 1999 at $4.00 per share (adjusted for stock splits in the form of stock dividends in February 2000 and November 2000). The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the Nasdaq National Market during the last two fiscal years.

	2002		2001

	High	Low	High	Low

First Quarter	$13.50	$7.05	$36.50	$13.31
Second Quarter	$9.60	$5.95	$28.68	$12.13
Third Quarter	$7.96	$3.10	$16.30	$3.95
Fourth Quarter	$7.15	$3.32	$15.00	$3.62

Holders of Common Stock

      As of December 31, 2002, there were approximately 174 stockholders of record of our common stock, and the closing price per share of our common stock was $5.76. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

      We have never declared or paid cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Item 6.     Selected Consolidated Financial Data

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data(1):
Revenues:
License	$99,943	$119,937	$101,649	$41,184	$21,582
Service(2)	95,498	80,208	54,953	21,924	9,216

Total revenues	195,441	200,145	156,602	63,108	30,798
Cost of revenues:
License	6,185	4,500	2,034	686	376
Service(2)	39,246	42,539	31,009	11,039	5,465

Total cost of revenues	45,431	47,039	33,043	11,725	5,841

Gross profit	150,010	153,106	123,559	51,383	24,957
Operating expenses:
Research and development	45,631	46,271	26,493	11,843	8,385
Sales and marketing	86,760	99,334	75,034	33,613	22,733
General and administrative	20,284	19,629	11,726	5,012	3,132
Merger-related costs	—	—	—	2,082	—
Amortization of stock-based compensation	221	1,036	1,514	742	98
Amortization of goodwill and other intangible assets	1,140	27,376	14,163	—	—
Purchased in-process research and development	—	—	8,648	—	—
Restructuring charges	17,030	12,096	—	—	—

Total operating expenses	171,066	205,742	137,578	53,292	34,348

Loss from operations	(21,056)	(52,636)	(14,019)	(1,909)	(9,391)
Interest income and other, net	6,420	8,971	4,306	1,557	297
Interest expense	(57)	(11)	(458)	(319)	(191)

Loss before income taxes	(14,693)	(43,676)	(10,171)	(671)	(9,285)
Income tax provision	921	1,304	3,345	824	—

Net loss	$(15,614)	$(44,980)	$(13,516)	$(1,495)	$(9,285)
Basic and diluted net loss per share(3)	$(0.20)	$(0.58)	$(0.19)	$(0.03)	$(0.61)

Shares used in calculation of basic and diluted net loss per share(3)	79,753	77,599	69,758	47,565	15,305

	December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$122,490	$131,264	$217,713	$57,521	$7,167
Restricted cash	12,166	12,166	20,282	—	—
Investments	113,385	77,955	—	—	—
Working capital (deficit)(4)	176,640	168,112	190,179	39,951	(3,242)
Total assets	365,194	342,903	350,983	68,523	12,165
Long-term obligations, less current portion	—	—	—	1,438	1,480
Redeemable convertible preferred stock	—	—	—	—	17,586
Total stockholders’ equity (deficit)	252,403	260,408	290,497	40,124	(21,580)

See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

(1)	Amounts and per share data for periods prior to December 31, 1999 have been restated to reflect the merger of Influence in a pooling-of-interests transaction effective December 15, 1999.

(2)	Services revenues and cost of service revenues have been reclassified for years prior to December 31, 2002 to reflect out-of-pocket expenses billed to customers as revenue rather than a reduction of the related expense. See Note 1 of Notes to Consolidated Financial Statements.

(3)	Amounts and per share data for periods prior to December 31, 2000 have been restated to reflect two-for-one stock splits, effected in the form of stock dividends, to each stockholder of record as of February 18, 2000 and November 29, 2000.

(4)	Long-term available-for-sale investments have been reclassified to short-term investments for periods prior to December 31, 2002.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of business analytics software that helps our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

      We sell our products through direct sales forces in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors throughout Asia-Pacific, Australia, Europe, Japan and Latin America. As a percent of our total consolidated revenue, international revenues from both our direct sales force and foreign indirect strategic partners were 26% in 2002, 28% in 2001 and 20% in 2000. Substantially all of our international sales have been in Europe. Sales outside of North America and Europe to date have been 2% or less of total consolidated revenues during the last three years, although we anticipate further expansion outside of these two regions in the future.

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Note 1 of Notes to Consolidated Financial Statements in Item 8, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We believe our most critical accounting policies include the following:

     Revenue Recognition

      We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and training. Our license revenues are derived from our business analytic software, which consists of data integration products and, to a lesser extent, data warehouse modules, business intelligence platform and analytic application suites. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts, consulting services and training that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules, and business intelligence platform sold directly to end users, we recognize revenue upon shipment when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For our analytic application suites, we recognize both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of our other products. Our standard agreements do not contain product return rights.

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through our resellers and distributors, we recognize revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt.

      We also enter into OEM arrangements that provide for license fees based on inclusion of our products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. For credit-worthy OEMs, royalty payments are recognized when due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt.

      We recognize maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

      Deferred revenue includes deferred license, maintenance, consulting and training revenue. Deferred revenue amounts do not include items that are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

     Allowance for Sales Returns and Doubtful Accounts

      We maintain allowances for sales returns on revenue in the same period as the related revenues are recorded. These estimates require management judgment and are based on historical sales returns and other known factors. If these estimates do not adequately reflect future sales returns, revenue could be overstated.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For example, we recorded an additional bad debt expense in 2002 related to customers that filed for bankruptcy.

     Impairment of Goodwill

      We assessed goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill was tested for impairment on the adoption of SFAS 142 on January 1, 2002 and in the annual impairment test on October 31, 2002 using the two-step process required by SFAS 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management and with the assistance of third-party analysts. Management’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates being used to manage the underlying assumptions. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

      Based on these estimates, we determined that as of October 31, 2002 there were no indications of impairment of goodwill. However, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair value of the Reporting Unit, which may result in impairment of goodwill.

     Restructuring Charges

      During 2002 and 2001, we recorded significant charges in connection with our excess facilities. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by estimated gross sublease income expected to be received over the remaining lease terms. These liabilities include management’s estimates pertaining to sublease activities. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 8 of Notes to Consolidated Financial Statements in Item 8.

     Deferred Taxes

      We recorded a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance; however, if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.

Years Ended December 31, 2002, 2001 and 2000

      The following table presents certain financial data as a percentage of total revenues:

	Year Ended
	December 31,

	2002	2001	2000

Consolidated Statements of Operations Data:
Revenues:
License	51%	60%	65%
Service	49	40	35

Total revenues	100	100	100
Cost of revenues:
License	3	2	1
Service	20	22	20

Total cost of revenues	23	24	21

Gross profit	77	76	79
Operating expenses:
Research and development	23	23	17
Sales and marketing	45	50	48
General and administrative	10	10	7
Amortization of stock-based compensation	—	—	1
Amortization of goodwill and other intangible assets	1	14	9
Purchased in-process research and development	—	—	6
Restructuring charges	9	5	—

Total operating expenses	88	102	88

Loss from operations	(11)	(26)	(9)
Interest income and other, net	3	4	3
Interest expense	—	—	(1)

Loss before income taxes	(8)	(22)	(7)
Income tax provision	—	—	2

Net loss	(8)%	(22)%	(9)%

Cost of license revenues, as a percentage of license revenues	6%	4%	2%
Cost of service revenues, as a percentage of service revenues	41%	53%	56%

Revenues

      Our total revenues were $195.4 million in 2002, $200.1 million in 2001 and $156.6 million in 2000, representing a decrease of 2% from 2001 to 2002 and an increase of 28% from 2000 to 2001. Our license revenues decreased to $99.9 million in 2002 from $119.9 million in 2001 and $101.6 million in 2000, representing a decrease of 17% in 2002 from 2001 and an increase of 18% in 2001 from 2000. The decrease in 2002 from 2001 was due to a decrease in the number of licenses sold, which we believe was caused by weak global economic conditions, principally reflecting reduced or delayed information technology (“IT”) spending by our customers. This decrease was partially offset by a slight increase in the average transaction size. The increase in 2001 from 2000 was due primarily to an increase in the number of licenses sold and the average transaction size, primarily reflecting increased acceptance of our data integration products and, to a lesser extent, our analytic application suites as well as expansion of our direct sales organization and reseller channels. Service revenues increased to $95.5 million in 2002 from $80.2 million in 2001 and $55.0 million in

2000, representing growth of 19% in 2002 from 2001 and 46% in 2001 from 2000. These increases were primarily due to an increase in maintenance revenues associated with strong renewal maintenance. For 2003, we expect maintenance revenue to remain strong based on our growing installed customer base and we expect contributions from consulting and training services to remain relatively consistent with 2002.

      Our international revenues were $50.3 million in 2002, $56.5 million in 2001 and $31.8 million in 2000, representing a decrease of 11% in 2002 from 2001 and an increase of 78% in 2001 from 2000. The decrease in 2002 from 2001 was due primarily to the weak worldwide macroeconomic environment, particularly in Europe. The increase in 2001 from 2000 was due primarily to our expansion throughout Europe, Asia-Pacific and Japan with increased sales being generated by direct sales, increased volume through existing distributors and new distributors added during the year. International revenues as a percentage of total revenues were 26%, 28% and 20% for 2002, 2001 and 2000, respectively. See Note 13 of Notes to Consolidated Financial Statements in Item 8 for additional information about revenues in geographic areas.

      As a result of these license revenue trends and continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted sales for 2003 will be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. In particular, the general economic slowdown has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002 and could continue to reduce the rate of conversion of the sales pipeline into license revenue in the future. See “Risk Factors — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” and “Risk Factors — We expect seasonal trends to cause our quarterly revenues to fluctuate.” In addition, our future prospects will be directly affected by our ability to successfully license our data integration products and our analytic application suites. We recently released our new business intelligence platform and new versions of our analytic application suites and data integration products, and we released our data warehouse modules in the fourth quarter of 2002. The degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our net revenues and operating results would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected” and “Risk Factors — Changes in our product packaging may impact market acceptance of our products or adversely affect our results of operations.”

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our license revenues are not predictable with any significant degree of certainty. In addition, we have historically recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. See “Risk Factors — The expected fluctuation of our quarterly results could cause our stock price to experience significant fluctuations or declines.”

Cost of Revenues

     Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $6.2 million in 2002, $4.5 million in 2001 and $2.0 million in 2000 and was approximately 6% of license revenues in 2002, 4% in 2001 and 2% in 2000. The increase in absolute dollar amount in 2002 from 2001 and 2000 was due primarily to increases in our percentage mix of royalty-bearing products. For 2003, we expect the cost of license revenues as a percentage of license revenues to remain relatively consistent with the 2002 level.

     Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and training revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $39.2 million in 2002, $42.5 million in 2001 and $31.0 million in 2000, representing 41%, 53% and 56% of service revenues, respectively. The decrease in absolute dollar amount in 2002 from 2001 was primarily due to a decrease in personnel costs. The increase in absolute dollar amount in 2001 from 2000 reflected the hiring of additional service personnel in response to an increased customer base and increased demand for consulting services. For 2003, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the 2002 level.

Operating Expenses

     Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses decreased to $45.6 million in 2002 from $46.3 million in 2001 and increased from $26.5 million in 2000 and was approximately 23% of total revenues in 2002, 23% in 2001 and 17% in 2000. The decrease in absolute dollar amount in 2002 from 2001 was due primarily to a slight decrease in research and development personnel costs. The increase in absolute dollar amount in 2001 from 2000 was due primarily to an increase in personnel costs for development of future products and enhancement of existing products. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For 2003, we expect research and development expense as a percentage of total revenues will remain at or slightly below the 2002 level.

     Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses decreased to $86.8 million in 2002 from $99.3 million in 2001 and increased from $75.0 million in 2000 and was approximately 45% of total revenues in 2002, 50% in 2001 and 48% in 2000. The decrease in absolute dollar amount from 2001 to 2002 was due primarily to decreased sales and marketing personnel costs and decreased commission expense. The increase in absolute dollar amount in 2001 from 2000 reflects the hiring of additional sales and marketing personnel in connection with building our direct, reseller, distributor and OEM channels, higher sales commissions associated with increased sales volume, and increased spending associated with trade shows, user conference and other marketing programs. For 2003, we expect sales and marketing expense as a percentage of total revenues will remain at or slightly below the 2002 level.

     General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $20.3 million in 2002 from $19.6 million in 2001 and from $11.7 million in 2000, representing 10% of our total revenues in 2002 and 2001 and 7% of our total revenues in 2000. The increase in expenses in each period in absolute dollar amounts was primarily due to increased staffing in finance, human resources, legal, information technology and administration to manage and support our growth and increased infrastructure as well as increased costs paid to outside professional service providers and increased facilities costs. We expect that for 2003, our general and administrative expenses as a percentage of total revenues will remain at or slightly below our level for 2002.

      Bad debt expense charged to operations was $1.2 million in 2002, $0.5 million in 2001 and $0.2 million in 2000, representing less than 1% of total revenues in each of these years. In 2002, $1.0 million of the charges to bad debt expense was associated with customers that filed for bankruptcy during the year.

     Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $0.2 million in 2002, $1.0 million in 2001 and $1.5 million in 2000. We expect to record amortization of stock-based compensation of approximately $70,000 in 2003.

     Amortization of Goodwill and Other Intangible Assets

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Other intangible assets include core technology and patents. We recorded goodwill and other intangible assets in connection with the acquisitions of syn-T-sys and Informatica Partners in 2001 and Delphi Solutions AG, Zimba and QRB Developers in 2000 as well as the strategic alliance with PricewaterhouseCoopers (“PwC”) in 2000. Amortization of goodwill and other intangible assets associated with our business combinations and strategic alliance has been amortized on a straight-line basis over their expected useful lives ranging from two years to three years.

      As required by SFAS 142, we ceased amortization of goodwill as of January 1, 2002. We will continue to amortize other intangible assets on a straight-line basis over their expected useful lives. Amortization of goodwill and other intangible assets amounted to $1.1 million, $27.4 million and $14.2 million for 2002, 2001 and 2000, respectively. The decrease is due to the adoption of SFAS 142 effective January 1, 2002. For the intangible assets that we will continue to amortize, we expect amortization expense to be approximately $0.5 million for 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions could result in additional merger and acquisition related expenses and any impairment of goodwill and other intangible assets could result in incremental expense.

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

     Restructuring Charges

      In September 2001, we announced a restructuring plan and recorded restructuring charges of approximately $12.1 million, consisting of $10.6 million related to estimated facility lease losses and $1.5 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      In September 2002, we recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities as a result of continued deterioration of the commercial real estate market in these areas. These charges represent adjustments to the original charges recorded in September 2001, including the time period that the buildings are expected to be vacant, expected sublease rates and expected sublease terms. We estimated the additional costs for restructuring charges using current market information and trend analysis provided by an independent commercial real estate brokerage firm retained by us.

      Net cash payments for 2002 related to the consolidation of excess facilities amounted to $4.8 million. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2002 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates. As of December 31, 2002, $19.7 million of lease termination costs, net of anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be paid by 2007. If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If we do not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

Interest Income and Other, Net; Interest Expense

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $6.4 million in 2002, $9.0 million in 2001 and $4.3 million in 2000. The decrease in 2002 from 2001 was primarily due to lower interest income earned on our cash, cash equivalents, investments and restricted cash, partially offset by foreign currency gains and losses on property and equipment disposals. The increase in 2001 from 2000 was primarily due to an increased average cash balance as a result of the completion of our follow-on public offering of our common stock with net proceeds of $191.0 million in October 2000. Interest expense was $0.01 million in 2002 and 2001 and $0.5 million in 2000. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax provision of $0.9 million in 2002, $1.3 million in 2001 and $3.3 million in 2000 primarily due to income taxes currently payable on income generated in non-U.S. jurisdictions. The expected tax benefit derived by applying the federal statutory rate to our operating loss in fiscal 2002 differed from the income tax provision recorded primarily due to an increase in our valuation allowance for deferred tax assets and non-deductible amortization of deferred stock compensation. The expected tax benefit derived by applying the federal statutory rate to our operating losses in fiscal 2001 and 2000 differed from the income tax provision recorded primarily due to non-deductible merger related expenses, alternative minimum tax expense and an increase in our valuation allowance for deferred tax assets.

      As of December 31, 2002 and 2001, we had deferred tax assets of approximately $59.0 million and $50.0 million, respectively, which have been fully offset by a valuation allowance. Approximately $38.2 million of the valuation allowance for deferred taxes was attributable to stock option deductions, the benefit of which will be credited to equity when realized. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the reported cumulative net losses in all prior years, we have provided a full valuation allowance against our net deferred tax assets.

      As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $67.6 million and $6.9 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $4.2 million and $4.1 million, respectively, and foreign tax credits of approximately $2.0 million. Our net operating loss carryforwards and tax credit carryforwards will expire at various times beginning in 2009, if not utilized.

Recent Accounting Pronouncements

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF 94-3 required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS 148 amends FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS 148, we adopted only the disclosure provisions of that accounting standard in the Consolidated Financial Statements in Item 8. The adoption of SFAS 148 is not expected to have a material effect on our financial position and results of operations.

      In December 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, we are required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe FIN 45 will have a material effect on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans and therefore the adoption will not have an effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of December 31, 2002, we had $235.9 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Our operating activities resulted in net cash inflows of $26.2 million for 2002. The operating cash inflows were primarily due to increases in deferred revenue and accrued liabilities. The uses of cash were primarily due to the net loss (offset by non-cash charges for depreciation and amortization, restructuring charges, sales and return allowances and amortization of other intangible assets) and increases in accounts receivable and prepaid expenses and other current assets and a decrease in accrued compensation and related expenses. Our operating activities resulted in net cash inflows of $15.9 million for 2001 and $15.6 million for 2000. The sources of cash in 2001 resulted principally from increases in accrued liabilities, accrued compensation and related expenses, accrued restructuring charges and deferred revenue. The sources of cash in 2000 resulted principally from increases in accrued liabilities, accrued compensation and related expenses and deferred revenue. The uses of cash in 2001 resulted principally from increases in prepaid expenses and other current assets and were partially offset by the net loss (offset by non-cash charges for depreciation and amortization and amortization of goodwill and other intangible assets). The uses of cash in 2000 resulted principally from increases in accounts receivable, prepaid expenses and other current assets, and other assets and a decrease in accounts payable, and were partially offset by the net loss (offset by non-cash charges for sales and return allowances, amortization of goodwill and other intangible assets, and purchased in-process research and development).

      Investing activities used cash of $41.9 million in 2002, $113.4 million in 2001 and $57.5 million in 2000. Of the $41.9 million used in investing activities in 2002, $230.1 million was associated with purchases of investments and $6.9 million associated with the purchase of property and equipment, partially offset by $195.1 million generated from the sale and maturities of investments. Short-term investments represent investments in high credit quality corporate notes and bonds, municipals and U.S. Government bonds with durations of one to two years in accordance with our investment policy. Of the $113.4 million used in investing activities in 2001, $264.3 million was associated with purchases of investments and $30.2 million was associated with the purchase of property and equipment, partially offset by $186.8 million generated from the sale and maturities of investments. Investing activities in 2001 also included $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys, $3.5 million, net of cash acquired, associated with the acquisition of Informatica Partners, $4.5 million for the second and final installment payments in January and June 2001 associated with the acquisition of Delphi, our distributor in Switzerland. Investing activities in 2001 provided cash of $8.1 million due to the July 2001 release of restricted cash associated with the acquisition of Delphi. Of the $57.5 million used in investing activities in 2000, $20.3 million was associated with requirements for restricted cash, $6.3 million was primarily associated with the acquisition of Delphi and QRB and $30.9 million was used for the purchase of property and equipment.

      Financing activities provided cash of $6.1 million in 2002, consisting principally of proceeds from the issuance of common stock of $7.9 million, partially offset by the repurchase and retirement of common stock of $1.8 million. Financing activities provided cash of $11.0 million in 2001, consisting principally of proceeds from the issuance of common stock. Cash provided by financing activities was $201.7 million in 2000, primarily from the net proceeds of our secondary offering of $191.0 million as well as proceeds from the issuance of common stock, partially offset by final payments on notes payable to stockholders associated with the acquisition of Influence in December 1999.

      We lease certain office facilities and equipment under noncancelable operating leases. During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $16.9 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 8 to the Consolidated Financial Statements in Item 8.

      Our future minimum lease payments as of December 31, 2002 under noncancelable operating leases with original terms in excess of one year are summarized as follows:

Operating
Leases

(in thousands)
Years ending December 31:
2003	$17,334
2004	17,897
2005	18,062
2006	17,969
2007	16,774
Thereafter	93,847

Total minimum lease payments	$181,883

      During 2002, we signed sublease agreements for leased office space in Palo Alto, California and Carrollton, Texas. Under the sublease agreements, we will receive sublease income of $0.6 million, $0.6 million, $0.5 million and $39,000 for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We occupied the new corporate headquarters in August 2001. The lease expires in July 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. Total expenditures for furniture, fixtures and equipment for this facility were approximately $10.3 million. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Consolidated Balance Sheet.

      Deferred revenue includes deferred license, maintenance, consulting and training revenue. Deferred license revenue amounts do not include items which are both deferred and unbilled. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

      In September 2002, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Under this program, we repurchased 352,234 shares of our common stock for $1.8 million in 2002. These shares were retired and reclassified as authorized and unissued shares of common stock.

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

RISK FACTORS

      In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-K.

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

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	the length and variability of our sales cycle for our products, particularly our analytic application suites and our new business intelligence platform;

•	general economic and political conditions, which may affect our customers’ capital investment and information technology spending levels;

•	market acceptance of our products;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	our success with our sales and marketing programs;

•	technological changes in computer systems and environments; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

      Our product revenues are not predictable with any significant degree of certainty. Historically, we have recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customer cancellations or delays of orders will more likely harm our revenues and results of operations.

      Our quarterly product license revenues are difficult to forecast and are vulnerable to short-term fluctuations in customer demand. Because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received, and certain license revenues are dependent on cash collections from specific international customers and specific resellers. Our product license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control over, such as (1) size and timing of individual license transactions, the closing of which tends to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software, (3) changes in customer budgets, (4) seasonality of technology purchases, (5) direct sales force effort to meet or exceed quarterly and year-end quotas, (6) lower European sales during the summer months, and (7) other general economic and political conditions. By comparison, our short-term expense levels are relatively fixed and based in part on our expectations of future revenues.

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

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Because of the economic slowdown in the United States and in Europe, and the terrorist events of September 11, 2001, companies in many industries are delaying or reducing technology purchases. We experienced the impact of the September 11, 2001 events in the fourth quarter of 2001 and the economic slowdown in 2001 and 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. In particular, these factors have negatively impacted the rate of market acceptance of our analytic applications. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, if a wider or global economic slowdown occurs, or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for the first quarter of 2003 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay paying their obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

Changes in our product packaging may impact market acceptance of our products or adversely affect our results of operations.

      We recently unbundled our analytic application suites in order to create smaller, modularized components, which may be licensed to customers on an individual basis. The success of this new product packaging initiative is subject to significant risks, including the following:

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

      Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products, particularly our analytic application suites, typically require executive-level approval from our customers before they can purchase our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles;

•	concerns about the introduction of our products or competitors’ new products; or

•	potential downturns in general economic or political conditions.

      Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. The implementation of our products, particularly our analytic application suites, can be a complex and time-consuming process, the length and cost of which may be difficult to predict. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue and results of operations.

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

      The higher fees for, and potentially longer sales cycle of, our analytic application suites could be especially affected by the global economic slowdown, where larger transaction sizes receive closer scrutiny by our potential customers.

Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence platform and related services. We expect revenues derived from these products and related services to comprise substantially all of our revenues for the foreseeable future. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues could decrease. In particular, we recently released our new business intelligence platform and new versions of our analytic application suites, and the degree of market acceptance for these products is currently uncertain. Market acceptance of our products could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to attacks and other threats, the United States is actively contemplating and pursuing support for further military force to pursue those behind these attacks and is initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action in Afghanistan and, potentially, Iraq, and heightened security measures in response to such threats may continue to cause significant disruption to commerce throughout the world. To the extent that such disruptions result in instability of capital markets, the imposition of further import and export restrictions, reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, reductions of engineering resources, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected.

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

      We may not be able to successfully implement improvements to our sales, customer support, management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls. We are continually implementing improvements to our control systems and have licensed technology from a third party to accomplish this objective. We may experience difficulties in the implementation process or in connection with the third-party software, which could divert our resources, including the attention of management.

The loss of key personnel or the inability to attract and retain additional personnel could harm our business, results of operations and financial condition.

      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. We may not be successful in attracting, assimilating and retaining key personnel in the future. Specifically, Diaz Nesamoney, one of our founders, resigned as a director and President and Chief Operating Officer in July 2002, and Kyle Bowker resigned as Executive Vice President, Worldwide Field Operations, in July 2002. We hired Clive Harrison in August 2002 as our new Executive Vice President, Worldwide Field Operations. These changes and the process of integrating Mr. Harrison into the current management team may detract from our sales efforts and operations and have an adverse effect on our business, results of operations and financial condition.

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

      We intend to continue to license technologies that are developed and maintained by third parties, including applications used in our research and development activities and technologies, which are integrated into our products and services. We rely on these third parties’ abilities to enhance their current technologies and to respond to emerging industry standards and other technological changes. If we cannot obtain, integrate or continue to license any of these technologies, we may experience a delay in product and service development until equivalent technology can be identified, licensed and integrated. These technologies may not continue to be available to us on commercially reasonable terms or at all. Although we believe there are other sources for these technologies, any significant interruption in the supply of these technologies could adversely impact our business operations unless and until we can secure another source or develop our own equivalent technology. We may not be able to successfully integrate any licensed technology into our products or services, which would harm our business and operating results. Third-party licenses also expose us to increased risks that include:

•	risks of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology; and

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs.

Our products interoperate with a variety of third-party technologies.

      Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties to provide us with access to these technologies so that we can properly test and develop our products designed to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. We may not be able to continue to ensure that our products will interoperate with or provide access to these third-party developed technologies developed in the future, which may harm our business and operating results.

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

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of data warehousing and analytic applications. Such competitors include Ascential Software Corporation, Broadbase Software, Inc., E.piphany Inc. and Sagent Technology, Inc.

      In addition, we compete against business intelligence vendors, database vendors and enterprise application vendors that currently offer, or may develop, products with functionalities that compete with our solutions, such as Brio Technology, Inc., Business Objects, Cognos Inc., Hyperion Solutions Corporation and Microstrategy, Inc. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems.

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

      In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Accenture, Deloitte Consulting, Hewlett-Packard, i2 Technologies, IBM, KPMG Consulting, Mitsubishi Electric, PeopleSoft, PwC Consulting, Siebel Systems and Sybase. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

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

      The market for our products is characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing the PowerMart product until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

We recognize revenue from specific customers at the time we receive payment for our products, and if these customers do not make timely payment, our revenues could decrease.

      Based on limited credit history, we recognize revenue from direct end users, resellers, distributors and OEMs which have not been deemed credit-worthy at the time we receive payment for our products, rather than at the time of sale. If these customers do not make timely payment for our products, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

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

      As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. Third parties could claim that our current or future products infringe their patent or other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:

•	we may be forced to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, or at all;

•	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

•	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

•	we may be forced to discontinue the sale of some or all of our products.

Our business could suffer as a result of our strategic acquisitions and investments.

      In December 1999, we acquired Influence, a developer of analytic applications. In February 2000, we acquired Delphi, a distributor of our products in Switzerland. In August 2000, we acquired Zimba, a provider of applications that enable mobile professionals to have real-time access to enterprise and external information through wireless devices, voice recognition technologies and the Internet. In April 2000, we acquired certain PwC intellectual property rights and personnel. In November 2000, we acquired certain intellectual property from QRB Developers. In January 2001, we acquired syn-T-sys, a distributor of our products in the Netherlands and Belgium. In June 2001, we acquired Informatica Partners, a distributor of our products in France. Our attempts to effectively integrate these companies, their intellectual property, or their personnel, have placed an additional burden on our management and infrastructure. These acquisitions will subject us to a number of risks, including:

•	the loss of key personnel, customers and business relationships;

•	difficulties associated with assimilating and integrating the technology, new personnel and operations of the acquired company;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;

•	the risk of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology;

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs; and

•	the risk of long-lived asset impairment write-offs.

      There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results or financial condition may be negatively impacted.

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

      Our basic corporate documents and Delaware law contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of Informatica or a change in our management. In addition, we have adopted a stockholder rights plan. Under the plan, we issued a dividend of one right for each outstanding share of common stock to stockholders of record as of November 12, 2001, and such rights will become exercisable only upon the occurrence of certain events. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us — or a significant percentage of our outstanding capital stock — without first negotiating with our Board of Directors regarding such acquisition.

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist primarily of commercial paper, government notes and bonds, corporate bonds and municipal securities. All investments are carried at market value, which approximates cost.

      As of December 31, 2002, the average rate of return on our investments was 2%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates at December 31, 2002 would not cause the fair value of our cash and cash equivalents and investments to change by a material amount. Declines in interest rates will, over time, reduce our interest income.

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

      The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Informatica Corporation

      We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 20, 2003

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$122,490	$131,264
Short-term investments	113,385	77,955
Accounts receivable, net of allowances of $1,349 and $2,295 in 2002 and 2001, respectively	29,982	29,131
Prepaid expenses and other current assets	8,680	7,061

Total current assets	274,537	245,411
Restricted cash	12,166	12,166
Property and equipment, net	47,370	53,180
Goodwill, net	30,274	29,564
Intangible assets, net	517	1,657
Other assets	330	925

Total assets	$365,194	$342,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,269	$2,934
Accrued liabilities	24,384	14,953
Accrued compensation and related expenses	12,666	15,848
Income taxes payable	2,064	2,874
Accrued restructuring charges	4,812	4,136
Deferred revenue	51,702	36,554

Total current liabilities	97,897	77,299
Accrued restructuring charges, less current portion	14,894	5,196
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized of which 200,000 shares have been designated as Series A preferred stock, $0.001 par value, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 80,749,548 and 78,563,288 shares issued and outstanding at December 31, 2002 and 2001, respectively	348,631	342,335
Deferred stock-based compensation	(74)	(299)
Accumulated deficit	(97,994)	(82,380)
Accumulated other comprehensive income	1,840	752

Total stockholders’ equity	252,403	260,408

Total liabilities and stockholders’ equity	$365,194	$342,903

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

Revenues:
License	$99,943	$119,937	$101,649
Service	95,498	80,208	54,953

Total revenues	195,441	200,145	156,602
Cost of revenues:
License	6,185	4,500	2,034
Service	39,246	42,539	31,009

Total cost of revenues	45,431	47,039	33,043

Gross profit	150,010	153,106	123,559
Operating expenses:
Research and development	45,631	46,271	26,493
Sales and marketing	86,760	99,334	75,034
General and administrative	20,284	19,629	11,726
Amortization of stock-based compensation	221	1,036	1,514
Amortization of goodwill and other intangible assets	1,140	27,376	14,163
Purchased in-process research and development	—	—	8,648
Restructuring charges	17,030	12,096	—

Total operating expenses	171,066	205,742	137,578

Loss from operations	(21,056)	(52,636)	(14,019)
Interest income and other, net	6,420	8,971	4,306
Interest expense	(57)	(11)	(458)

Loss before income taxes	(14,693)	(43,676)	(10,171)
Income tax provision	921	1,304	3,345

Net loss	$(15,614)	$(44,980)	$(13,516)

Net loss per share:
Basic and diluted	$(0.20)	$(0.58)	$(0.19)

Shares used in calculation of net loss per share:
Basic and diluted	79,753	77,599	69,758

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

						Accumulated
			Notes			Other
	Common Stock		Receivable	Deferred		Comprehensive	Total
			From	Stock-Based	Accumulated	Income	Stockholders’
	Shares	Amount	Stockholders	Compensation	Deficit	(Loss)	Equity

Balances at December 31, 1999	63,997,236	$67,020	$(40)	$(2,888)	$(23,884)	$(84)	$40,124
Components of comprehensive loss:
Net loss	—	—	—	—	(13,516)	—	(13,516)
Foreign currency translation adjustment	—	—	—	—	—	386	386

Comprehensive loss							(13,130)
Issuance of common stock in connection with secondary public offering, net of offering costs	4,750,000	190,961	—	—	—	—	190,961
Issuance of common stock in connection with acquisitions	1,325,820	56,508	—	—	—	—	56,508
Repurchase of common stock	(1,600)	(3)	—	—	—	—	(3)
Common stock options exercised	4,549,257	10,575	—	—	—	—	10,575
Common stock issued under employee stock purchase plan	967,472	3,908	—	—	—	—	3,908
Repayment of notes receivable from stockholders	—	—	40	—	—	—	40
Deferred stock-based compensation	—	2,073	—	(2,073)	—	—	—
Amortization of stock-based compensation	—	—	—	1,514	—	—	1,514

Balances at December 31, 2000	75,588,185	331,042	—	(3,447)	(37,400)	302	290,497
Components of comprehensive loss:
Net loss	—	—	—	—	(44,980)	—	(44,980)
Foreign currency translation adjustment	—	—	—	—	—	32	32
Unrealized gains on investments	—	—	—	—	—	418	418

Comprehensive loss							(44,530)
Issuance of common stock in connection with acquisitions	93,704	2,359	—	—	—	—	2,359
Common stock options exercised	1,936,001	5,334	—	—	—	—	5,334
Common stock issued under employee stock purchase plan	945,398	5,712	—	—	—	—	5,712
Deferred stock-based compensation adjustments	—	(2,112)	—	2,112	—	—	—
Amortization of stock-based compensation	—	—	—	1,036	—	—	1,036

Balances at December 31, 2001	78,563,288	342,335	—	(299)	(82,380)	752	260,408
Components of comprehensive loss:
Net loss	—	—	—	—	(15,614)	—	(15,614)
Foreign currency translation adjustment	—	—	—	—	—	783	783
Unrealized gains on investments	—	—	—	—	—	305	305

Comprehensive loss							(14,526)
Common stock options exercised	1,591,321	2,130	—	—	—	—	2,130
Common stock issued under employee stock purchase plan	947,173	5,730	—	—	—	—	5,730
Compensation expense related to stock options	—	190	—	—	—	—	190
Repurchase and retirement of common stock	(352,234)	(1,750)	—	—	—	—	(1,750)
Deferred stock-based compensation adjustments	—	(4)	—	4	—	—	—
Amortization of stock-based compensation	—	—	—	221	—	—	221

Balances at December 31, 2002	80,749,548	$348,631	$—	$(74)	$(97,994)	$1,840	$252,403

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(15,614)	$(44,980)	$(13,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,477	5,749	1,660
Sales and returns allowances	1,181	1,186	2,506
Provision for doubtful accounts	425	533	242
Amortization of stock-based compensation	221	1,036	1,514
Amortization of goodwill and other intangible assets	1,140	27,376	14,163
Purchased in-process research and development	—	—	8,648
Non-cash restructuring charges	1,887	1,497	—
Gain on the sale of investments	(154)	—	—
Loss on disposal of property and equipment	357	1,048	—
Interest expense related to notes payable	—	—	125
Compensation expense related to stock options	190	—	—
Adjustment to acquisition allocation	(710)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2,457)	899	(24,739)
Prepaid expenses and other current assets	(1,619)	(3,973)	(1,545)
Other assets	595	559	(1,236)
Accounts payable	(665)	(1,419)	(7,069)
Accrued liabilities	9,431	1,772	13,246
Accrued compensation and related expenses	(3,182)	3,803	5,093
Income taxes payable	(810)	(1,245)	2,919
Accrued restructuring charges	10,374	9,332	—
Deferred revenue	15,148	12,748	13,561

Net cash provided by operating activities	26,215	15,921	15,572

Investing activities
Purchase of property and equipment, net	(6,911)	(30,207)	(30,854)
Purchases of investments	(230,084)	(264,337)	—
Proceeds from the sale of investments	195,113	186,800	—
Acquisitions, net of cash acquired	—	(13,737)	(6,318)
Transfer from (to) restricted cash	—	8,116	(20,282)

Net cash used in investing activities	(41,882)	(113,365)	(57,454)

Financing activities
Proceeds from secondary public offering of common stock, net	—	—	190,961
Proceeds from issuance of common stock, net of payments for repurchases	7,860	11,046	14,480
Repurchase and retirement of common stock	(1,750)	—	—
Payments on notes payable to stockholders	—	—	(3,572)
Payments on capital lease obligations	—	(83)	(221)
Repayment of notes receivable from stockholders	—	—	40

Net cash provided by financing activities	6,110	10,963	201,688

Effect of foreign currency translation on cash and cash equivalents	783	32	386

Increase (decrease) in cash and cash equivalents	(8,774)	(86,449)	160,192
Cash and cash equivalents at beginning of year	131,264	217,713	57,521

Cash and cash equivalents at end of year	$122,490	$131,264	$217,713

Supplemental disclosures:
Interest paid	$9	$3	$253

Income taxes paid	$1,943	$1,566	$163

Supplemental disclosures of noncash investing and financing activities:
Deferred stock-based compensation related to options granted	$(4)	$(2,112)	$2,073

Common stock issued for acquisitions	$—	$2,359	$56,508

Unrealized gain on available-for-sale securities	$305	$418	$—

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Company and a Summary of its Significant Accounting Policies

Description of the Company

      Informatica Corporation (the “Company”) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is a leading provider of business analytics software that enables its customers to automate the integration, analysis and delivery of critical corporate information. Using the Company’s products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

Basis of Presentation

      The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions, amounting to a gain (loss) of approximately $1.4 million, $(0.2) million and $(0.6) million for the years ended December 31, 2002, 2001 and 2000, respectively, are included in interest income and other, net in the accompanying Consolidated Statements of Operations.

      Certain amounts in the Company’s prior years’ Consolidated Balance Sheets and Statements of Operations were reclassified to conform with the current period presentation. Reimbursements received for out-of-pocket expenses have been reported as service revenues as a result of the adoption of Financial Accounting Standards Board (“FASB”) in Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” In prior periods, the out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for 2001 and 2000 (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000

Service revenues, as previously reported	$77,415	$52,409
Add: reimbursements for out-of-pocket expenses	2,793	2,544

Service revenues, reclassified	$80,208	$54,953

Cost of service revenues, as previously reported	$39,746	$28,465
Add: reimbursements for out-of-pocket expenses	2,793	2,544

Cost of service revenues, reclassified	$42,539	$31,009

      Long-term investments have been reclassified to short-term investments to conform to the current period presentation. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intention to have the marketable securities available to support its current operations, the Company classifies all marketable securities as available-for-sale and as short-term investments.

      Certain identifiable intangible assets with indefinite lives have been reclassified to goodwill to conform to the current period presentation.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Cash and Cash Equivalents and Restricted Cash

      The Company considers highly liquid investment securities with maturities, at date of purchase, of ninety days or less to be cash equivalents. Cash and cash equivalents, which primarily consist of money market funds and government securities with insignificant interest rate risk, are stated at cost, which approximates fair value. Restricted cash consists of amounts held in deposits that are required as collateral under facilities lease agreements.

Investments

      Investments are comprised of marketable securities, which consist primarily of commercial paper, government notes and bonds, corporate bonds and municipal securities with original maturities beyond ninety days. All marketable securities are held in the Company’s name and custodied with three major financial institutions. The Company’s marketable securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available-for-sale marketable securities as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs

      The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2002, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying Consolidated Statements of Operations.

      Pursuant to AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no substantive plans to market the software. Costs capitalized relating to software developed to meet internal requirements were $4.4 million and $6.0 million for the years ended December 31, 2002 and 2001, respectively, and are included in property and equipment.

Goodwill and Other Intangible Assets

      The FASB issued SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” in July 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method, thereby prohibiting the pooling-of-interests method. SFAS 141 also specifies criteria for recognizing and reporting intangible assets apart from goodwill; however, assembled workforce must be recognized and reported in goodwill. SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events (see “Impairment of Long-Lived Assets” below).

      The Company adopted certain provisions of these pronouncements effective July 1, 2001, as required for goodwill and intangible assets acquired in purchase business combinations consummated after June 30, 2001. The Company adopted the remaining provisions of SFAS 141 and SFAS 142 effective January 1, 2002. There was not a cumulative transition adjustment upon adoption as of July 1, 2001 or January 1, 2002. SFAS 141 and SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company reviewed the balances of goodwill and identifiable intangibles and reclassified $0.8 million relating to the carrying value of assembled workforce from identified intangibles to goodwill. The Company has also reviewed the useful lives of its identifiable intangible assets and determined that the original estimated lives remain appropriate. The Company completed the transitional goodwill impairment test and has determined that the Company did not have an impairment of goodwill.

      As required by SFAS 142, the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented, and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over two years using the straight-line method. Identifiable intangible assets (acquired technology and patents) are currently amortized over two to three years using the straight-line method. See Note 2 and Note 6 for a further discussion of the Company’s goodwill and other intangible assets.

Impairment of Long-Lived Assets

      The Company assessed goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill was tested for impairment on the adoption of SFAS 142 on January 1, 2002 and in the annual impairment test on October 31, 2002 using the two-step process required by SFAS 142. First, the Company reviewed the carrying amount of its Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of the Company’s common stock and the discounted cash flows based on analyses prepared by the Company and with the assistance of third-party analysts. The Company’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates being used to manage the underlying assumptions. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if the Company determines that goodwill may be impaired, the Company compares the “implied fair

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. The Company completed the annual impairment test as of October 31, 2002, which did not result in any impairment charge.

      On January 1, 2002, the Company adopted SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” There was not a cumulative transition adjustment upon adoption. In accordance with SFAS 144, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Revenue Recognition

      The Company generates revenues from sales of software licenses and services, which consist of maintenance, consulting and training. The Company’s license revenues are derived from its business analytics software, which consists of data integration products and, to a lesser extent, data warehouse modules, business intelligence platform and analytic application suites. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and OEMs. The Company receives service revenues from maintenance contracts, consulting services and training that it performs for customers that license its products either directly from the Company or indirectly through resellers, distributors and OEMs.

      The Company recognizes revenue in accordance with SOP 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules and business intelligence platform sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For the Company’s analytic application suites, it recognizes both the license and maintenance revenue ratably over the maintenance period, generally one

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. Support for the analytic application suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of the Company’s other products. The Company’s standard agreements do not contain product return rights.

      The Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for those resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt.

      The Company also enters into OEM arrangements that provide for license fees based on inclusion of the Company’s products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. For credit-worthy OEMs, royalty payments are recognized when due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt.

      The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Training revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

      Deferred revenue includes deferred license, maintenance, consulting and training revenue. Deferred revenue amounts do not include items that are both deferred and unbilled. The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

Shipping and Handling Costs

      Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost of license revenues in the Company’s results of operations.

Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $0.3 million, $0.5 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      The Company accounts for stock issued to employees in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. See Note 9 for the pro forma disclosure required under SFAS 148. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Net Loss Per Share

      Under the provisions of SFAS No. 128, “Earnings per Share,” basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for all periods, as their inclusion would be antidilutive.

      The calculation of basic and diluted net loss per share is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net loss	$(15,614)	$(44,980)	$(13,516)

Weighted-average shares of common stock outstanding used in calculation of basic and diluted net loss per share	79,753	77,599	69,758

Basic and diluted net loss per share	$(0.20)	$(0.58)	$(0.19)

      If the Company had reported net income, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,245,000, 5,121,000 and 10,654,000 common equivalent shares related to outstanding stock options and warrants not included in the calculations above (determined using the treasury stock method) for the years ended December 31, 2002, 2001 and 2000, respectively.

Comprehensive Income (Loss)

      The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statements of Stockholders’ Equity. Tax effects of other comprehensive income (loss) are not material for any period presented.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method in accounting for income taxes. Under this method,

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation -Transition and Disclosure”. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have a material effect on the Company’s financial position and results of operations.

      In December 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 as of December 31, 2002. In addition, the Company is required to adopt the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee on a prospective basis to guarantees issued or modified after December 31, 2002. As permitted under SFAS 148, the Company adopted on the disclosure provisions of the accounting standard in the Consolidated Financial Statements. The Company does not believe FIN 45 will have a material effect on its financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans and therefore the adoption will not have an effect on our consolidated financial position or results of operations.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Business Combinations

      In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company’s common stock, valued at approximately $1.5 million, and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million were being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. The results of operations of syn-T-sys have been included in the Company’s results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

      In June 2001, the Company acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 49,543 shares of the Company’s common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. As part of the agreement, 6,907 of the shares issued pursuant to the acquisition were placed in escrow contingent on the continued employment of certain employees and were not included in the purchase price. In 2002, these 6,907 shares were released from escrow. The purchase price of the transaction, including related expenses, was approximately $5.0 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $4.8 million were being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. The results of operations of Informatica Partners have been included in the Company’s results of operations since the acquisition date.

      The following unaudited pro forma adjusted summary reflects the Company’s condensed consolidated results of operations for the year ended December 31, 2001 and 2000, assuming Informatica Partners had been acquired on January 1, 2000 and is not intended to be indicative of future results:

	Year ended December 31,

	2001	2000

	(in thousands, except per
	share data)
Pro forma adjusted total revenue	$200,624	$159,317
Pro forma adjusted net loss	$(46,604)	$(15,076)
Pro forma adjusted net loss per share — basic and diluted	$(0.60)	$(0.22)

      In February 2000, the Company acquired Delphi Solutions AG (“Delphi”), a distributor of Informatica products in Switzerland. The agreement was structured as a share purchase and accounted for as a purchase transaction. The estimated purchase price of $9.2 million included payments associated with 1999 revenues and projections for 2000 revenues. The first payment of approximately $3.6 million was paid in February 2000, and the second payment of approximately $4.3 million was paid in January 2001. In June 2001, we paid the final payment under the share purchase agreement. As a result, the purchase price and related goodwill were reduced by $0.6 million. Following the final payment in June 2001, the Company is no longer required to hold a certificate of deposit for $8.1 million, which was classified as restricted cash on the Company’s Consolidated Balance Sheet until July 2001. The purchase price of the transaction was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.4 million, net of the $0.6 million reduction, were being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. As part of this agreement, the Company is required to hold a certificate of deposit for $8.1 million that was classified as restricted cash on the Company’s balance sheet until July 2001. The results of operations of Delphi have been included in the Company’s results of operations since the acquisition date. Pro forma results of operations have not been presented since the impact of Delphi’s January 2000 results were not material to the Company’s actual results of operations for the periods presented.

      In August 2000, the Company completed the acquisition of Zimba, a leading provider of e-business analytic solutions that enable mobile professionals with real-time access to corporate and external information through wireless devices, voice recognition technology and the Internet. The transaction was accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 507,544 shares of common stock in exchange for the outstanding shares of common stock of Zimba. In addition, all the outstanding options to purchase Zimba common stock were automatically converted into options to purchase the Company’s common stock based on the conversion ratio in the agreement with a corresponding adjustment to their respective exercise prices. The total purchase price, including assumed liabilities and related expenses, was $26.0 million, of which $2.1 million was allocated to identifiable intangible assets, including core technology of $1.4 million, acquired workforce of $0.4 million and patents of $0.3 million, $0.6 million was allocated to assumed liabilities and related expenses, and the balance of $18.2 million was allocated to goodwill. Goodwill and other intangible assets were being amortized on a straight-line basis over two years for the acquired workforce and over three years for the core technology, patents and goodwill. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. Purchased in-process research and development of $5.1 million was expensed in the third quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from Zimba. All assumed options of Zimba were valued at fair value and included in the purchase price, net of the intrinsic value of any unvested options, which were included in deferred stock-based compensation as a component of stockholders’ equity and are being amortized over the remaining vesting period. The results of operations of Zimba have been included in the Company’s results of operations since the acquisition date.

      The following unaudited pro forma adjusted summary reflects the condensed consolidated results of operations for the year ended December 31, 2000, assuming Zimba had been acquired on January 1, 2000 and is not intended to be indicative of future results:

Year Ended
December 31, 2000

(in thousands, except
per share data)
Pro forma adjusted total revenue	$156,602
Pro forma adjusted net loss	$(15,322)
Pro forma adjusted net loss per share — basic and diluted	$(0.22)

3.  Asset Acquisitions

      In April 2000, the Company announced a strategic alliance with PricewaterhouseCoopers (“PwC”) to jointly develop, market, sell and support analytic application suites. In connection with the agreement relating to the strategic alliance, PwC received 818,276 shares of the Company’s common stock. The total purchase price, including related expenses, was approximately $31.8 million, which was allocated to goodwill and various identifiable intangible assets, including goodwill of $22.9 million, core technology of $1.7 million and acquired workforce and consultants of $5.0 million. Goodwill and other identifiable intangible assets were

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

being amortized on a straight-line basis over two years for the acquired workforce and consultants and over three years for the core technology and goodwill. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. Purchased in-process research and development of $2.2 million was expensed in the second quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the products and technologies acquired from PwC.

      In November 2000, the Company completed an intellectual property transfer agreement with certain individuals (“QRB Developers”). The acquisition was accounted for as a purchase transaction. The total purchase price, including related expenses, was approximately $4.1 million, of which $0.1 million was allocated to the acquired workforce and $2.7 million was allocated to goodwill. Goodwill and other identifiable intangible assets were being amortized on a straight-line basis over three years for goodwill and over two years for the acquired workforce. In accordance with SFAS 142, goodwill will no longer be amortized after December 2001. Purchased in-process research and development of $1.3 million was expensed in the fourth quarter of 2000 because the in-process technology had not reached technological feasibility and had no alternative uses. The value of the purchased in-process research and development was computed using a discounted cash flow analysis based on management’s estimates of future revenues, cost of revenues and operating expenses related to the technologies acquired from QRB Developers.

4.  Investments

      The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company reported a realized gain of $0.2 million for the year ended December 31, 2002. No realized gains and losses were reported for the years ended December 31, 2001 and 2000. The cost of securities sold was determined based on the specific identification method.

      The available-for-sale securities consist of the following as of December 31, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
Money market funds	$47,239	$—	$—	$47,239
Corporate notes and bonds	32,218	320	—	32,538
Municipal securities	26,200	—	—	26,200
U.S. Government notes and bonds	74,144	403	—	74,547

	$179,801	$723	$—	$180,524

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The available-for-sale securities consist of the following as of December 31, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(in thousands)
Money market funds	$86,343	$—	$—	$86,343
Corporate notes and bonds	20,086	303	(8)	20,381
Municipal securities	11,600	—	—	11,600
U.S. Government notes and bonds	57,451	129	(6)	57,574

	$175,480	$432	$(14)	$175,898

      As of December 31, 2002, investments of $67.1 million are classified as cash and cash equivalents, $28.2 million are classified as short-term investments due within one year and $85.2 million are classified as short-term due within two years.

5.  Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2002	2001

	(in thousands)
Computer and office equipment	$24,081	$12,811
Furniture and fixtures	6,700	6,675
Leasehold improvements	32,551	33,994
Capital work-in-progress	187	6,032

	63,519	59,512
Less accumulated depreciation and amortization	(16,149)	(6,332)

	$47,370	$53,180

      Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $0.9 million. As of December 31, 2002 and 2001, accumulated amortization of these assets was $0.9 million. The related amortization is included with depreciation expense.

      The Company recorded a charge of $1.9 million and $1.5 million related to the write-off of leasehold improvements and furniture and fixtures at excess facilities during the year ended December 31, 2002 and 2001, respectively. See Note 8. Capital work-in-progress consists of capitalized costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements, pursuant to SOP No. 98-1. For the year ended December 31, 2002, the Company placed in service $6.0 million from capital work-in-progress as of December 31, 2001 to computer and office equipment and began amortization.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Goodwill and Other Intangible Assets

      Intangible assets consist of the following (in thousands):

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$3,122	$(2,670)	$452	$3,122	$(1,630)	$1,492
Patents	297	(232)	65	297	(132)	165

Total intangible assets	$3,419	$(2,902)	$517	$3,419	$(1,762)	$1,657

      Amortization expense of intangible assets was approximately $1.1 million, $1.1 million and $0.6 million for the years ended December 31, 2002, 2001, and 2000, respectively. The amortization expense related to identifiable intangible assets as of December 31, 2002 is expected to be $0.5 million for the year ended December 31, 2003.

      As required by SFAS 142, the results for years ended December 31, 2001 and 2000 have not been restated. The following table discloses the effect on net income (loss) and basic and diluted net income (loss) per share as if the Company had not amortized its goodwill and assembled workforce under SFAS 142 for all periods presented (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Reported net loss	$(15,614)	$(44,980)	$(13,516)
Add:
Goodwill and assembled workforce amortization, net of tax	—	26,237	13,540

Adjusted net income (loss)	$(15,614)	$(18,743)	$24

Basic and diluted net loss per share:
Reported net income (loss) per share	$(0.20)	$(0.58)	$(0.19)
Add:
Goodwill and assembled workforce amortization, net of tax	—	0.34	0.19

Adjusted basic and diluted net income (loss) per share	$(0.20)	$(0.24)	$0.00

      In 2002, the Company recorded an increase in goodwill of $0.7 million related to acquisitions to reflect an adjustment to the purchase price allocation.

7.  Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company occupied the new corporate headquarters in August 2001. The lease expires in July 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the Company’s Consolidated Balance Sheet.

      The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs,

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including property taxes, insurance and maintenance. Rent expense was $16.2 million, $15.8 million and $4.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Operating lease payments in the table below include approximately $16.9 million, net of anticipated sublease income, for operating lease commitments for facilities that are included in restructuring charges. See Note 8 for a further discussion.

      Future minimum lease payments as of December 31, 2002 under noncancelable operating leases with original terms in excess of one year are summarized as follows:

Operating
Leases

(in thousands)
Years ending December 31:
2003	$17,334
2004	17,897
2005	18,062
2006	17,969
2007	16,774
Thereafter	93,847

Total minimum lease payments	$181,883

      During 2002, the Company signed sublease agreements for leased office space in Palo Alto, California and Carrollton, Texas. Under the sublease agreements, the Company received $0.1 million sublease income for the year ended December 31, 2002 and will receive sublease income of $0.6 million, $0.6 million, $0.5 million and $39,000 for the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

8.  Restructuring Charges

      During 2001, the Company announced a restructuring plan and recorded restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      During 2002, the Company recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas as a result of continued deterioration of the commercial real estate market in these areas. These charges represent adjustments to the original assumptions including, the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges with the assistance of current market information and trend analysis provided by a commercial real estate brokerage firm retained by the Company.

      Net cash payments for 2002 related to the consolidation of excess facilities amounted to $4.8 million. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2002 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of December 31, 2002, $19.7 million of lease termination costs, net of related costs and anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be utilized by 2007. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2002 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December		Cash	Non-Cash	December
	31, 2001	Adjustments	Payments	Charges	31, 2002

Property and equipment write-offs	$—	$1,887	$—	$(1,887)	$—
Excess leased facilities	9,332	15,143	(4,769)	—	19,706

	$9,332	$17,030	$(4,769)	$(1,887)	$19,706

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2001 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December		Cash	Non-Cash	December
	31, 2000	Additions	Payments	Charges	31, 2001

Property and equipment write-offs	$—	$1,497	$—	$(1,497)	$—
Excess leased facilities	—	10,599	(1,267)	—	9,332

	$—	$12,096	$(1,267)	$(1,497)	$9,332

      As of December 31, 2002, $4.8 million of the $19.7 million accrued restructuring charges was classified as current liabilities and the remaining $14.9 million was classified as noncurrent liabilities.

9.  Stockholders’ Equity

Common Stock

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

Stock Option Plans

     1993 and 1996 Flexible Stock Incentive Plans

      The Company’s 1993 and 1996 Flexible Stock Incentive Plans (the “Stock Plans”), in effect through our initial public offering, authorized the granting of 16,909,000 incentive and non-qualified common stock options to employees, directors, and consultants at exercise prices no less than 100% and 85%, respectively, of the fair market value of the common stock on the grant date, as determined by the Board of Directors. Options granted are exercisable over a maximum term of ten years and generally vest over a period of up to four years. In the event option holders cease to be employed by the Company, all unvested options are forfeited and all

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested options may be exercised within a 90 day period after termination; under the restricted portion of the plans, the Company also has the right to repurchase at the original purchase price any unvested shares if the holder is no longer employed by the Company. As of December 31, 2002, no outstanding common shares were subject to such repurchase rights. Options that are canceled under the 1996 Stock Plan are available for future grants under the 1999 Stock Incentive Plan. There were no shares available for option grants under the 1996 Stock Plan at December 31, 2002.

     1999 Stock Incentive Plan

      The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years. As of December 31, 2002, the Company had 7,864,220 shares available for future issuance under the 1999 Incentive Plan.

     1999 Non-Employee Director Stock Incentive Plan

      The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering will automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. These options are exercisable over a maximum term of five years and will vest in four equal annual installments on each yearly anniversary from the date of the grant. In addition, each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting, will automatically receive options to purchase 20,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date, a maximum term of five years and will vest on the first anniversary of the grant date. There were no automatic annual options granted in 2002 under the Directors Plan. As of December 31, 2002, the Company has 720,000 shares available for future issuance under the Directors Plan.

     2000 Employee Stock Incentive Plan

      In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years from the date of the grant. As of December 31, 2002, the Company had 492,249 shares available for future issuance under the 2000 Incentive Plan.

     Influence 1996 Incentive Stock Option Plan

      In connection with the acquisition of Influence in 1999, the Company converted options to purchase shares of Influence common stock into options to purchase 574,104 shares of the Company’s common stock.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Zimba 1999 Stock Option Plan

      In connection with the acquisition of Zimba, as discussed in Note 2, the Company converted options to purchase shares of Zimba common stock into options to purchase 91,176 shares of the Company’s common stock. The number of shares of the Company’s common stock issuable under each option and the exercise price for each grant were adjusted by an exchange ratio. The Company assumed the Zimba 1999 Stock Option Plan (“Zimba Plan”) under which the options had been originally granted, however, no further options will be granted under the Zimba Plan. The converted options continue to be subject to the terms of the Zimba Plan. The Zimba Plan provided for the granting of incentive stock options and non-qualified stock options. The exercise price of all options granted prior to the acquisition were determined by the Zimba Board of Directors and were not less than the fair market value on the date of the grant. Generally, options granted were immediately exercisable and such resulting shares issued under the Zimba Plan were subject to certain repurchase rights, also assumed by the Company. As of December 31, 2002, there were no shares of the Company’s common stock issued pursuant to the Zimba Plan that were subject to repurchase by the Company. These repurchase rights generally lapse over a four-year period from the date of grant. The options generally expire ten years from the date of the grant.

     Stock Option Plan Activity

      A summary of the Company’s stock option activity under all plans is set forth below:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 1999	16,413,318	$5.60
Granted	6,680,460	34.34
Exercised	(4,549,257)	2.32
Canceled	(2,725,723)	11.15

Outstanding at December 31, 2000	15,818,798	17.73
Granted	3,847,350	17.75
Exercised	(1,936,001)	2.76
Canceled	(9,995,709)	28.19

Outstanding at December 31, 2001	7,734,438	7.96
Granted	11,848,462	7.58
Exercised	(1,591,321)	1.34
Canceled	(3,074,259)	10.65

Outstanding at December 31, 2002	14,917,320	$7.81

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise Price		Exercise Price
Exercise Prices	Number	Life (Years)	per Share	Number	per Share

$ 0.06 – $ 1.63	1,622,877	4.67	$0.75	1,612,660	$0.74
$ 1.75 – $ 3.10	1,234,604	6.15	$2.60	1,158,152	$2.58
$ 3.23 – $ 7.15	1,637,814	9.46	$4.95	155,414	$5.40
$ 7.21 – $ 7.90	6,352,176	7.47	$7.90	3,849,981	$7.90
$ 7.91 – $ 8.06	1,885,545	9.21	$8.06	423,498	$8.06
$ 8.07 – $18.07	1,512,157	7.64	$13.98	762,808	$14.18
$18.22 – $48.63	672,147	6.78	$25.97	534,397	$25.94

	14,917,320	7.48	$7.81	8,496,910	$7.48

     Stock-Based Compensation

      In connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $0.8 million in 1999 prior to the Company’s initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of the Company’s common stock and the option exercise price at the date of grant. This deferred stock-based compensation is being amortized to operations over a four-year vesting period using the graded vesting method. The Company also recorded deferred stock-based compensation of $0.3 million in 2000 relating to the issuance of options to consultants. This amount was computed using the Black-Scholes option valuation model, and the related amortization is being charged to operations over the related term of these consulting agreements. In 1999 and 2000, the Company recorded a total of $1.9 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisitions of Influence and Zimba, which is being amortized over four years. In 2001, we recorded a reduction for deferred stock-based compensation of $2.1 million of which $1.9 million was in connection with a cancelled bonus agreement related to cancelled stock options. During 2002, the Company charged $0.2 million of stock-based compensation to operations related to the modification of stock option vesting. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation amounted to $0.2 million, $1.0 million and $1.5 million in 2002, 2001 and 2000, respectively.

     1999 Employee Stock Purchase Plan

      The stockholders adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. During 2002, there were 947,173 shares issued under the Purchase Plan at a weighted-average price of $6.05 per share. As of December 31, 2002, the Company has 3,632,802 shares available for future issuance under the Purchase Plan.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Pro Forma Effect of Stock-based Compensation

      Pro forma information regarding results of operations and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123.

      For all grants that were granted prior to the Company’s initial public offering in April 1999, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighed-average assumptions: a risk-free interest rate of 5.5% and 5.0% for 1999 and 1998, respectively; no dividend yield or volatility factors of the expected market price of the Company’s common stock; and a weighted-average expected life of the option of five years. The fair value for the options granted subsequent to the Company’s initial public offering was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions: a risk-free interest rate of 3.8%, 4.6% and 6.2% for 2002, 2001 and 2000, respectively; a volatility factor of the expected market price of the Company’s common stock of 97% for 2002, 127% for 2001 and 100% for 2000; no dividend yield; and a weighted-average expected life of the option of 4.7 years for 2002, 4.5 years for 2001 and 5 years for 2000.

      The fair value of the shares granted under the Purchase Plan is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: a risk-free interest rate of 3.8%, 4.6% and 6.2% for 2002, 2001 and 2000, respectively; a volatility factor of the expected market price of the Company’s common stock of 97% for 2002, 127% for 2001 and 100% for 2000; no dividend yield and a weighted-average expected life of approximately six months for 2002, 2001 and 2000.

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net loss, as reported	$(15,614)	$(44,980)	$(13,516)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	411	1,036	1,514
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(46,833)	(6,626)	(66,889)

Net loss, pro forma	$(62,036)	$(50,570)	$(78,891)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.58)	$(0.19)

Basic and diluted net loss per share, pro forma	$(0.78)	$(0.65)	$(1.13)

      These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $6.04, $16.23 and $23.23 for options granted during 2002, 2001 and 2000, respectively. The weighted-average fair value of shares granted issued under the Purchase Plan was $3.57, $5.63 and $2.44 for 2002, 2001 and 2000, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock Option Exchange Program

      In July 2001, the Company adopted a voluntary stock option exchange program for its employees. Under the program, the Company’s employees were given the option to cancel outstanding stock options previously granted in exchange for a new non-qualified stock option grant for an equal number of shares to be granted at a future date, at least six months and one day from the cancellation date of the exchanged options, which was September 14, 2001. Under the exchange program, options to purchase approximately 7.9 million shares of the Company’s common stock were tendered and cancelled. On March 15, 2002, replacement options were granted to participating employees under the exchange program for approximately 7.7 million shares of common stock. Each participant received a one-for-one replacement option for each option included in the exchange at an exercise price of $7.90 per share, which was the fair market value of the Company’s common stock on March 15, 2002. The new options have terms and conditions that are substantially the same as those of the cancelled options. The exchange program did not result in any additional compensation charges or variable plan accounting.

     Stockholders’ Rights Plan

      In October 2001, the Board of Directors adopted the Stockholder Rights Plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock held on November 12, 2001. Each right entitles the holder to purchase 1/1000th of a share of Series A Preferred Stock of the Company, par value $0.001, at an exercise price of $90 per share. The rights become exercisable in certain circumstances and are redeemable at the Company’s option, at an exercise price of $0.001 per right. The rights expire on the earlier of November 12, 2011 or on the date of their redemption or exchange. The Company may also exchange the rights for shares of common stock under certain circumstances. The Stockholders’ Rights Plan was adopted to protect stockholders from unfair or coercive takeover practices.

     Stock Repurchase Plan

      In September 2002, the Company’s Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. In 2002, the Company purchased 352,234 shares at a cost of $1.8 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

10.     Accumulated Other Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) as of December 31, 2002 and 2001, as presented in the Consolidated Statements of Stockholders’ Equity, are as follows (in thousands):

	December 31,	December 31,
	2002	2001

Unrealized gain on investments	$723	$418
Foreign currency translation adjustment	1,117	334

Accumulated other comprehensive income	$1,840	$752

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      The federal, state and foreign income tax provisions for the years ended December 31, 2002, 2001 and 2001 are summarized as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Current:
Federal	$—	$76	$2,111
State	50	55	101
Foreign	871	1,173	1,133

	$921	$1,304	$3,345

      The foreign income tax provision for December 31, 2002 of $0.9 million included a benefit of approximately $0.5 million attributable to the reversal of foreign income taxes accrued in prior periods due to a change in estimate.

      The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Domestic	$(8,218)	$(36,103)	$(12,745)
Foreign	(6,475)	(7,573)	2,574

	$(14,693)	$(43,676)	$(10,171)

      A reconciliation of the provision computed at the statutory federal income tax rate to the Company’s income tax provision is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Income tax benefit computed at statutory rate	$(5,143)	$(15,286)	$(3,560)
Federal alternative minimum taxes	—	76	2,794
State taxes	33	36	65
Foreign income tax	871	1,173	1,133
Non-deductible purchased technology	—	5,506	1,791
Non-deductible merger costs	—	—	797
Amortization of deferred stock compensation	77	363	—
Valuation allowance	4,861	8,724	—
Other	222	712	325

	$921	$1,304	$3,345

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,075	$27,783
Tax credit carryforwards	8,831	5,180
Deferred revenue	12,588	2,860
Reserves and accrued costs not currently deductible	9,024	10,932
Amortization of intangibles	2,967	1,979
Capitalized research and development	1,494	1,309

Total gross deferred tax assets	58,979	50,043
Valuation allowance	(58,979)	(50,043)

Net deferred tax assets	$—	$—

      SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $8.9 million, $11.7 million and 25.8 million during the years ended December 31, 2002, 2001, and 2000 respectively.

      As of December 31, 2002, approximately $38.2 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions, which will be credited to equity when realized.

      As of December 31, 2002, the Company has federal and state net operating loss carryforwards of approximately $67.6 million and $6.9 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $4.2 million and $4.1 million, respectively and foreign tax credits of approximately $2.0 million. The net operating loss carryforwards and tax credit carryforwards will expire at various times beginning in 2009, if not utilized.

      Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

12.     Employee 401(K) Plan

      The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the plan, up to a maximum of $1,500 per calendar year. The Company’s match was suspended for calender year 2002. The Company expensed $0, $0.8 million and $0.6 million in 2002, 2001 and 2000, respectively, for its matching contributions to the Plan. Contributions made by the Company vest 100% upon contribution. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Segment Information

      The Company has adopted SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information.” The Company operates solely in one segment, the development and marketing of enterprise analytics software.

      The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2002, 2001 or 2000. Net revenue from international customers accounted for 26%, 28% and 20% of total net revenue in 2002, 2001 and 2000, respectively. There were no significant long-lived assets held outside the United States.

      Revenue was derived from customers in the following geographic areas:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
North America	$145,178	$143,614	$124,785
Europe	46,132	52,252	30,851
Other	4,131	4,279	966

	$195,441	$200,145	$156,602

14.     Warranties

      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the FASB’s SFAS No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2002 and 2001. To date, the Company’s product warranty expense has not been significant.

15.     Related Party Transaction

      Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (WGSR), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2002, 2001 and 2000 were $0.2 million, $0.2 million and $0, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

16.     Litigation

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is now captioned as In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.).

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 29, 1999 through December 6, 2000. It names as defendants the Company, one of the Company’s current officers; one of the Company’s former officers; and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 secondary public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company and its affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but ten of the cases, including the case involving the Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the respective amended complaints alleged that the issuers had acquired companies or conducted follow-on offerings after their initial public offerings. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the Informatica individual defendants and sixty-two other individual defendants, on the basis that the respective amended complaints alleged that the individuals sold stock. The Company believes that it has meritorious defenses to the claims against it, and intends to defend itself vigorously.

      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), asserting that certain Acta products infringe on three of the Company’s patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional Company patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta products, as well as damages for past sales of the infringing products. The Company has asserted that Acta’s infringement of the Informatica patents was willful and deliberate. Acta answered the complaint on September 5, 2002, and filed counterclaims against the Company seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. Acta did not make any claims for monetary relief against the Company. The case is currently in the claim construction and discovery phase.

      The Company is aware that a putative class action complaint titled Lui v. Credit Suisse First Boston Corporation et al, No. 03-20459, has been filed in the United States District Court, Southern District of Florida. The complaint purports to allege securities fraud, fraud, and negligent misrepresentation claims against: (1) Credit Suisse First Boston; (2) numerous companies whose initial public offerings were underwritten by Credit Suisse First Boston, including the Company; and (3) certain officers or directors of those companies, including two individuals affiliated with the Company at the time of the initial public offering. No specific amount of damages is claimed.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is also party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of these matters is not expected to have a material adverse impact on the Company’s results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of any of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position in a particular period.

17.	Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(in thousands, except per share data)
2002 :
Total revenues	$48,527	$49,146	$47,645	$50,123
Gross profit	37,270	37,699	36,504	38,537
Amortization of stock-based compensation	73	65	52	31
Amortization of other intangible assets	285	285	285	285
Restructuring charges	—	—	17,030	—
Income (loss) from operations	(1,556)	(1,482)	(18,392)	374
Net income (loss)	(254)	434	(17,280)	1,486
Net income (loss) per share:
Basic and diluted	$(0.00)	$0.01	$(0.22)	$0.02
Shares used in calculation of net income (loss) per share:
Basic	78,963	79,308	79,999	80,720
Diluted	78,963	82,796	79,999	83,082

2001:
Total revenues(1)	$54,898	$47,824	$47,093	$50,330
Gross profit	43,323	36,547	34,968	38,268
Amortization of stock-based compensation	356	316	277	87
Amortization of goodwill and other intangible assets	6,594	6,795	6,994	6,993
Restructuring charges	—	—	12,096	—
Loss from operations	(2,939)	(10,129)	(29,321)	(10,247)
Net loss	(1,913)	(7,542)	(26,983)	(8,542)
Net loss per share:
Basic and diluted	$(0.02)	$(0.10)	$(0.35)	$(0.11)
Shares used in calculation of net loss per share:
Basic and diluted	76,628	77,307	78,038	78,400

(1)	Services revenues and cost of service revenues have been reclassified for 2001 to reflect out-of-pocket expenses billed to customers as revenue rather than a reduction of the related expense. See Note 1 of Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to Directors is included under the caption “Proposal One-Election of Directors” in the Proxy Statement for the 2003 Annual Meeting to be held on May 22, 2003 (the “2003 Proxy Statement”) and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers of the Registrant” in Part I hereof after Item 4. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required by this item is included under the caption “Proposal One — Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Transactions with Management” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls

      Our review of our internal controls was made within the context of the relevant professional auditing standards defining “internal controls,” “significant deficiencies,” and “material weaknesses.” “Internal controls” are processes designed to provide reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. “Significant deficiencies” are referred to as “reportable conditions,” or control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. As part of our internal controls procedures, we also address other, less significant control matters that we or our auditors identify, and we determine what revision or improvement to make, if any, in accordance with our on-going procedures. Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

      1. Financial Statements

      Reference is made to the Index to Consolidated Financial Statements of Informatica Corporation under Item 8 of Part II hereof.

      2. Financial Statement Schedule

      The following schedule is included herein:

      Valuation and Qualifying Accounts (Schedule II)

      All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the Consolidated Financial Statements and Notes thereto in Item 8 above.

      3. Exhibits

      See Exhibit Index.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 19th day of March 2003.

INFORMATICA CORPORATION INC.

By:	/s/ GAURAV S. DHILLON

Gaurav S. Dhillon
Chief Executive Officer, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GAURAV S. DHILLON Gaurav S. Dhillon	Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2003

/s/ EARL E. FRY Earl E. Fry	Chief Financial Officer, Senior Vice President, and Secretary (Principal Financial and Accounting Officer)	March 19, 2003

/s/ DAVID W. PIDWELL David W. Pidwell	Director	March 19, 2003

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	March 19, 2003

/s/ JANICE D. CHAFFIN Janice D. Chaffin	Director	March 19, 2003

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	March 19, 2003

CERTIFICATIONS

I, Gaurav S. Dhillon, certify that:

1.	I have reviewed this annual report on Form 10-K of Informatica Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GAURAV S. DHILLON

Gaurav S. Dhillon
Chief Executive Officer and President

Dated: March 19, 2003

I, Earl E. Fry, certify that:

1.	I have reviewed this annual report on Form 10-K of Informatica Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer and Senior Vice President

Dated: March 19, 2003

INFORMATICA CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balances at	Charged to		Balances at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Provision for Doubtful Accounts
Year ended December 31, 2002	$425	$1,181	$(1,145)	$461
Year ended December 31, 2001	$826	$533	$(934)	$425
Year ended December 31, 2000	$937	$242	$(353)	$826

	Balances at			Balances at
	Beginning	Charged to		End of
	of Period	Revenue	Deductions	Period

Sales and Return Allowances
Year ended December 31, 2002	$1,870	$425	$(1,407)	$888
Year ended December 31, 2001	$3,032	$1,186	$(2,348)	$1,870
Year ended December 31, 2000	$1,040	$2,506	$(514)	$3,032

EXHIBIT INDEX

Exhibit
Number		Document

3.1		Amended and Restated Certificate of Incorporation of Informatica Corporation.(1)
3.2		Bylaws, as amended, of Informatica Corporation.(1)
3.4		Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares.(2)
3.5		Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation.(3)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company.(3)
10.1	*	Company’s 2000 Employee Stock Incentive Plan, as amended.(4)
10.6	*	Form of Indemnification Agreement between the Company and each of its executive officers and directors.(1)
10.10	*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder.(5)
10.11	*	Company’s 1999 Stock Incentive Plan, as amended.(6)
10.12	*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder.(7)
10.13	*	Company’s 1999 Non-Employee Director Stock Incentive Plan.(1)
10.14		Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and among the Company and Pacific Shores Center LLC.(8)
10.15		Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and among the Company and Pacific Shores Center LLC.(8)
10.16	*	Offer Letter, dated as of July 2, 2001, by and among the Company and Kyle L. Bowker. (9)
10.17	*	Severance Agreement and Mutual Release, dated as of July 29, 2002, by and among the Company and Diaz H. Nesamoney. (10)
10.18	*	Severance Agreement and Mutual Release, dated as of July 31, 2002, by and among the Company and Kyle L. Bowker. (10)
10.19	*	Offer Letter, dated as of August 6, 2002, by and among the Company and Clive A. Harrison. (10)
10.20	*	Description of management arrangement with Earl E. Fry. (8)
21.1		List of Subsidiaries.
23.2		Consent of Ernst & Young LLP, Independent Auditors.
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the Company’s Registration Statement on Form
S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on April 8, 1999.

(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 2001.

(4)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001.

(5)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on February 19, 1999.

(6)	Incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(7)	Incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(8)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(9)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2002.

(10)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

*	Indicates management contract or compensatory plan or arrangement.