Form 10-K/A
period 2002-12-31
INFORMATICA CORP
filed 2003-05-14
CIK 1080099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1
to

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

EXPLANATORY NOTE

      The purpose of this Amendment No. 1 is to revise certain pro forma information required by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) in Note 9 to the Consolidated Financial Statements of the registrant filed as part of Item 8 of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Specifically, this amendment corrects the pro forma numbers previously reported pursuant to SFAS 123 and SFAS 148 for the total stock-based compensation expense and the weighted-average fair value of options and shares granted for the years ended December 31, 2002 and 2001 and revises the presentation of the weighted-average expected life of the options.

      THIS AMENDMENT DOES NOT CHANGE THE PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS.

      Item 8 “Financial Statements and Supplementary Data” of Part II is hereby amended and restated in its entirety to read as follows:

Item 8.	Financial Statements and Supplementary Data

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

      For all grants that were granted prior to the Company’s initial public offering in April 1999, the fair value of these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighed-average assumptions: a risk-free interest rate of 5.5% and 5.0% for 1999 and 1998, respectively; no dividend yield or volatility factors of the expected market price of the Company’s common stock; and a weighted-average expected life of the option of five years. The fair value for the options granted subsequent to the Company’s initial public offering was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions: a risk-free interest rate of 3.8%, 4.6% and 6.2% for 2002, 2001 and 2000, respectively; a volatility factor of the expected market price of the Company’s common stock of 97% for 2002, 127% for 2001 and 100% for 2000; no dividend yield; and a weighted-average expected life of the option of 2.4 years for 2002, 3.3 years for 2001 and 3.4 years for 2000.

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

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions. Because the Company’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Net loss, as reported	$(15,614)	$(44,980)	$(13,516)
Add: stock-based compensation expense included in reported net loss, net of related tax effects	411	1,036	1,514
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(47,442)	(87,485)	(66,889)

Net loss, pro forma	$(62,645)	$(131,429)	$(78,891)

Basic and diluted net loss per share, as reported	$(0.20)	$(0.58)	$(0.19)

Basic and diluted net loss per share, pro forma	$(0.79)	$(1.69)	$(1.13)

      These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $9.29, $13.32 and $23.23 for options granted during 2002, 2001 and 2000, respectively. The weighted-average fair value of shares granted issued under the Purchase Plan was $3.35, $4.53 and $2.44 for 2002, 2001 and 2000, respectively.

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

SIGNATURE

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

By:	/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer, Senior Vice President and Secretary

Dated: May 14, 2003

CERTIFICATIONS

I, Gaurav S. Dhillon, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Informatica Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ GAURAV S. DHILLON

Gaurav S. Dhillon
Chief Executive Officer and President

Dated: May 14, 2003

I, Earl E. Fry, certify that:

1.	I have reviewed this annual report on Form 10-K, as amended, of Informatica Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer and Senior Vice President

Dated: May 14, 2003

EXHIBIT INDEX

Exhibit
Number		Document

3.1		Amended and Restated Certificate of Incorporation of Informatica Corporation.(1)
3.2		Bylaws, as amended, of Informatica Corporation.(1)
3.4		Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares.(2)
3.5		Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation.(3)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company.(3)
10.1	*	Company’s 2000 Employee Stock Incentive Plan, as amended.(4)
10.6	*	Form of Indemnification Agreement between the Company and each of its executive officers and directors.(1)
10.10	*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder.(5)
10.11	*	Company’s 1999 Stock Incentive Plan, as amended.(6)
10.12	*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder.(7)
10.13	*	Company’s 1999 Non-Employee Director Stock Incentive Plan.(1)
10.14		Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and among the Company and Pacific Shores Center LLC.(8)
10.15		Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and among the Company and Pacific Shores Center LLC.(8)
10.16	*	Offer Letter, dated as of July 2, 2001, by and among the Company and Kyle L. Bowker. (9)
10.17	*	Severance Agreement and Mutual Release, dated as of July 29, 2002, by and among the Company and Diaz H. Nesamoney. (10)
10.18	*	Severance Agreement and Mutual Release, dated as of July 31, 2002, by and among the Company and Kyle L. Bowker. (10)
10.19	*	Offer Letter, dated as of August 6, 2002, by and among the Company and Clive A. Harrison. (10)
10.20	*	Description of management arrangement with Earl E. Fry. (8)
21.1	**	List of Subsidiaries.
23.2		Consent of Ernst & Young LLP, Independent Auditors.
99.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on April 8, 1999.

(2)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 2001.

(4)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001.

(5)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on February 19, 1999.

(6)	Incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(7)	Incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(8)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(9)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2002.

(10)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

*	Indicates management contract or compensatory plan or arrangement.

**	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002, to which this amendment applies.