Form 10-Q
period 2003-03-31
INFORMATICA CORP
filed 2003-05-15
CIK 1080099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25871

Informatica Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Seaport Blvd., Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

(650) 385-5000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of April 30, 2003, there were 80,291,248 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,875	$122,490
Short-term investments	115,572	113,385
Accounts receivable, net of allowances of $1,217 and $1,349, respectively	22,822	29,982
Prepaid expenses and other current assets	7,603	8,680

Total current assets	268,872	274,537
Restricted cash	12,166	12,166
Property and equipment, net	45,255	47,370
Goodwill	30,274	30,274
Intangible assets, net	232	517
Other assets	316	330

Total assets	$357,115	$365,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,562	$2,269
Accrued liabilities	23,772	24,384
Accrued compensation and related expenses	11,423	12,666
Income taxes payable	1,921	2,064
Accrued restructuring charges	4,828	4,812
Deferred revenue	51,287	51,702

Total current liabilities	94,793	97,897
Accrued restructuring charges, less current portion	13,685	14,894
Commitments and contingencies
Stockholders’ equity	248,637	252,403

Total liabilities and stockholders’ equity	$357,115	$365,194

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
License	$23,581	$26,514
Service	24,967	22,013

Total revenues	48,548	48,527
Cost of revenues:
License	587	1,386
Service	9,237	9,871

Total cost of revenues	9,824	11,257

Gross profit	38,724	37,270
Operating expenses:
Research and development	11,340	11,911
Sales and marketing	21,140	21,760
General and administrative	5,396	4,797
Amortization of stock-based compensation	24	73
Amortization of intangible assets	285	285

Total operating expenses	38,185	38,826

Income (loss) from operations	539	(1,556)
Interest income and other, net	1,123	1,302

Income (loss) before income taxes	1,662	(254)
Income tax provision	493	—

Net income (loss)	$1,169	$(254)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)

Weighted shares used in calculation of net income (loss) per share:
Basic	80,530	78,963

Diluted	83,159	78,963

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Operating activities
Net income (loss)	$1,169	$(254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,927	2,265
Provision for doubtful accounts	96	96
Amortization of stock-based compensation	24	73
Amortization of intangible assets	285	285
Gain on the sale of investments	(18)	(154)
Loss on disposal of property and equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable	7,064	1,085
Prepaid expenses and other current assets	1,077	3,283
Other assets	14	203
Accounts payable	(707)	(276)
Accrued liabilities	(612)	951
Accrued compensation and related expenses	(1,243)	(1,555)
Income taxes payable	(143)	(297)
Accrued restructuring charges	(1,193)	(1,370)
Deferred revenue	(415)	2,877

Net cash provided by operating activities	8,325	7,225

Investing activities
Purchase of property and equipment, net	(812)	(3,249)
Purchases of investments	(44,808)	(71,122)
Proceeds from the sales and maturities of investments	42,590	41,709

Net cash used in investing activities	(3,030)	(32,662)

Financing activities
Proceeds from issuance of common stock, net of payments for repurchases	2,697	3,290
Repurchase and retirement of common stock	(7,565)	—

Net cash provided (used) by financing activities	(4,868)	3,290

Effect of foreign currency translation on cash and cash equivalents	(42)	(26)

Increase (decrease) in cash and cash equivalents	385	(22,173)
Cash and cash equivalents at beginning of period	122,490	131,264

Cash and cash equivalents at end of period	$122,875	$109,091

Supplemental disclosures:
Income taxes paid	$609	$421

Supplemental disclosures of noncash investing and financing activities:
Unrealized loss on available-for-sale securities	$(49)	$(539)

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All the amounts included in this report related to the financial statements as of March 31, 2003 and the three months ended March 31, 2003 and 2002 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2003 or any future period.

      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K/A filed with the SEC. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements of the Company.

2.     Revenue Recognition

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

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules and business intelligence platform sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For the Company’s analytic application suites, it recognizes both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of the Company’s other products. The Company’s standard agreements do not contain product return rights.

      The Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.     Intangible Assets

      Intangible assets consist of the following (in thousands):

	March 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Tangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$3,122	$(2,931)	$191	$3,122	$(2,670)	$452
Patents	297	(256)	41	297	(232)	65

Total intangible assets	$3,419	$(3,187)	$232	$3,419	$(2,902)	$517

      Amortization expense of intangible assets was approximately $0.3 million for each of the three months ended March 31, 2003 and 2002. The expected amortization expense related to identifiable intangible assets is $0.5 million for the year ended December 31, 2003.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Stock-Based Compensation

      In accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees. Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The fair value of these stock-based awards to employees was estimated using the Black-Scholes option valuation model.

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

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the minimum value method of SFAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss), as reported	$1,169	$(254)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	24	73
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,621)	(14,459)

Net income (loss), pro forma	$(5,428)	$(14,640)

Basic and diluted net income (loss) per share, as reported	$(0.01)	$(0.00)

Basic and diluted net income (loss) per share, pro forma	$(0.07)	$(0.19)

      These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

5.     Net Income (Loss) Per Share

      Basic and diluted net income (loss) per share is presented in conformity with the SFAS No. 128, “Earnings Per Share,” for all periods presented. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding the dilutive effect of other common stock equivalents, including outstanding stock options using the treasury stock method, to the weighted average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2002, as their inclusion would be antidilutive.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$1,169	$(254)

Weighted average shares of common stock outstanding used in calculation of net income (loss) per share:
Basic	80,530	78,963
Dilutive effect of employee stock plans	2,629	—

Diluted	83,159	78,963

Net income (loss) per share:
Basic and diluted	$0.01	$(0.00)

      If the Company had reported net income for the three months ended March 31, 2002, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 4,492,000 common stock equivalents (determined using the treasury stock method).

6.     Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$1,169	$(254)
Other comprehensive income (loss):
Unrealized loss on investments	(49)	(539)
Foreign currency translation adjustment	(42)	(26)

Comprehensive income (loss)	$1,078	$(819)

7.     Recent Accounting Pronouncements

      In November 2002, the Emerging Issue Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF 00-21 will have a material effect on the Company’s consolidated financial position or results of operations.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Net cash payments for the three months ended March 31, 2003 related to the obligations under operating leases amounted to $1.2 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2003 if the Company is unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of March 31, 2003, $18.5 million of facilities operating lease obligations, net of related costs and anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2003 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Cash	Non-Cash	March 31,
	2002	Adjustments	Payments	Charges	2003

Excess leased facilities	$19,706	$—	$(1,193)	$—	$18,513

      As of March 31, 2003, $4.8 million of the $18.5 million accrued restructuring charges was classified as current liabilities and the remaining $13.7 million was classified as noncurrent liabilities.

      In February 2003, the Company signed a sublease agreement with a privately-held company for leased office space in San Francisco, California. Commencing April 1, 2003, the Company expects to receive sublease payments under the sublease agreement of $0.2 million for the remaining nine months of 2003, $0.3 million in 2004, $0.4 million in 2005, $0.4 million in 2006 and $0.1 million in 2007. The payments of approximately $1.4 million under the sublease agreement exceed the restructuring sublease assumptions for the leased space by $0.8 million. The Company has deemed the subleasee to be not credit-worthy based on its financial condition. As a result, accrued restructuring charges as of March 31, 2003 have not been reduced by the $0.8 million, and the Company will recognize the payments from the subleasee as a benefit to the results of operations as the $0.8 million payments of incremental sublease income are received. If payments are received when due, the benefit to the results of operations would be $0.3 million in 2005, $0.4 million in 2006 and $0.1 million in 2007.

9.     Stock Repurchase Plan

      In September 2002, the Company’s Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended March 31, 2003, the Company purchased 1,090,461 shares at a cost of $7.6 million. As of March 31, 2003, a

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total of 1,442,695 shares have been purchased under this program at a cost of $9.3 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

10.     Warranties and Indemnification

      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2003 and December 31, 2002. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of March 31, 2003.

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

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, one of the Company’s current officers, one of the Company’s former officers, and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Company and its affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933 against the

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the Informatica individual defendants and sixty-two other individual defendants. The Company believes that it has meritorious defenses to the claims against us, and intends to defend itself vigorously.

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

      The Company is aware that a punitive class action complaint titled Lui v. Credit Suisse First Boston Corporation et al, No. 03-20459, has been filed in the United States District Court, Southern District of Florida. The complaint purports to allege securities fraud, fraud, and negligent misrepresentation claims against: (1) Credit Suisse First Boston; (2) numerous companies whose initial public offerings were underwritten by Credit Suisse First Boston, including Informatica; and (3) certain officers or directors of those companies, including two individuals affiliated with Informatica at the time of the initial public offering. No specific amount of damages is claimed.

      The Company is also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on our results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position in a particular period

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to our service revenues; trends in our cost of revenues and operating expenses; the sufficiency of our cash balances and cash flows for the next twelve months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in “Risk Factors” and elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

      We sell our products through direct sales forces in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through distributors throughout Asia-Pacific, Australia, Europe, Japan and Latin America. As a percent of our total consolidated revenues, international revenues from both our direct sales force and foreign indirect strategic partners were 32% and 22% for the three months ended March 31, 2003 and 2002, respectively. Most of our international sales have been in Europe. Sales outside of North America and Europe to date were 2% or less of total consolidated revenues for each quarter in the year ended December 31, 2002 and 7% of total consolidated revenues for the three months ended March 31, 2003, although we anticipate further expansion outside of these two regions in the future.

Critical Accounting Policies

      Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

      We recognize revenue in accordance with SOP 97-2, as amended and modified by SOP 98-9. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules, and business intelligence platform sold directly to end users, we recognize revenue upon shipment when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For our analytic application suites, we recognize both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of our other products. Our standard agreements do not contain product return rights.

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

Impairment of Goodwill

      We assessed goodwill for impairment in accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill was tested for impairment on the adoption of SFAS 142 on January 1, 2002 and in the annual impairment test on October 31, 2002 using the two-step process required by SFAS 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management and with the assistance of third-party analysts. Management’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates being used to manage the underlying assumptions. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

      Based on these estimates, we determined that as of October 31, 2002 there were no indications of impairment of goodwill. However, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair value of the Reporting Unit, which may result in impairment of goodwill.

Restructuring Charges

      During 2002 and 2001, we recorded significant charges in connection with our excess facilities. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by estimated gross sublease income expected to be received over the remaining lease terms. These liabilities include management’s estimates pertaining to sublease activities. The charges we recorded in 2002 represented adjustments to the original assumptions we made in connection with the changes we recorded in 2001. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 8 of notes to condensed financial statements in Item 1.

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

Three Months Ended March 31, 2003 and 2002

      The following table presents certain financial data for the three months ended March 31, 2003 and 2002 as a percentage of total revenues:

	Three Months
	Ended
	March 31,

	2003	2002

Consolidated Statements of Operations Data:
Revenues:
License	49%	55%
Service	51	45

Total revenues	100	100
Cost of revenues:
License	1	3
Service	19	20

Total cost of revenues	20	23

Gross profit	80	77
Operating expenses:
Research and development	23	25
Sales and marketing	45	45
General and administrative	11	10
Amortization of stock-based compensation	—	—
Amortization of intangible assets	—	—

Total operating expenses	79	80

Income (loss) from operations	1	(3)
Interest income and other, net	2	2

Income (loss) before income taxes	3	(1)
Income tax provision	1	—

Net income (loss)	2%	(1)%

Cost of license revenues, as a percentage of license revenues	2%	5%
Cost of service revenues, as a percentage of service revenues	37%	45%

Revenues

      Our total revenues were $48.5 million for each of the three months ended March 31, 2003 and 2002. Our license revenues decreased 11% to $23.6 million from $26.5 million for the three months ended March 31, 2003 and 2002. The decrease was due to decreases in the number of licenses sold and the average transaction size, particularly in North America. We believe these decreases were caused primarily by (1) the war in Iraq, which delayed spending by certain customers and prospects in the government sector, especially in the last two to three weeks of March, and (2) general continued weak global economic conditions, principally reflecting reduced and delayed information technology (“IT”) spending by our customers. Service revenues increased 13% to $25.0 million from $22.0 million for the three months ended March 31, 2003 and 2002. The increase was primarily due to an increase in maintenance revenues associated with strong renewal maintenance, partially offset by a small decrease in consulting services. For the remaining quarters of 2003, we expect maintenance revenue to remain strong based on our growing installed customer base, and we expect contributions from consulting and training services to remain relatively consistent with the first quarter of 2003 level.

      Our international revenues were $15.4 million and $10.6 million for the three months ended March 31, 2003 and 2002, respectively, representing an increase of 45%. The increase was due primarily to the growth of our international business for the three months ended March 31, 2003 compared to the weak worldwide macroeconomic environment, primarily in the United Kingdom, Japan and Australia that we experienced for the three months ended March 31, 2002. International revenues as a percentage of total revenues were 32% and 22% for the three months ended March 31, 2003 and 2002, respectively.

      As a result of the factors that affected our license revenue and the continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted sales for the remaining quarters of 2003 is likely to be more dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. In 2002, the general economic slowdown caused customer purchases to be reduced in amount, deferred or cancelled, and thereby reduced our overall license pipeline conversion rates through most of 2002. These trends continued to affect us in the first quarter of 2003 and they could continue to reduce the rate of conversion of the sales pipeline into license revenue in the second quarter of 2003 and future periods. See “Risk Factors — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” and “Risk Factors — We expect seasonal trends to cause our quarterly revenues to fluctuate.” In addition, our future prospects will be directly affected by our ability to successfully license our products. We recently released our new business intelligence platform and new versions of our analytic application suites and data integration products, and we released our data warehouse modules in the fourth quarter of 2002. The degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our net revenues and operating results would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected” and “Risk Factors — Changes in our product packaging may impact market acceptance of our products or adversely affect our results of operations.”

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $0.6 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 2% and 5% of license revenues for those periods. The decrease in absolute dollar amount for the three months ended March 31, 2003 was due primarily to decreases in our percentage mix of royalty-bearing products. For the remaining quarters of 2003, we expect the cost of license revenues as a percentage of license revenues to fluctuate between the first quarter of 2003 level and the historical 2002 level.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and training revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $9.2 million and $9.9 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 37% and 45% of service revenues for those periods. The decrease in absolute dollar amount for the three months ended March 31, 2003 was primarily due to a decrease in travel costs and a decrease in the use of subcontractors. For the remaining quarters of 2003, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first quarter of 2003 level.

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses decreased to $11.3 million from $11.9 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 23% and 25% of total revenues for those periods. The decrease in absolute dollar amount for the three months ended March 31, 2003 was due primarily to a slight decrease in research and development personnel costs. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. In the first quarter of 2003, we opened an office in Bangalore, India with the goal of increasing research and development output while maintaining the same level of costs. For the remaining quarters of 2003, we expect research and development expense as a percentage of total revenues will remain at or slightly below the first quarter of 2003 level.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses decreased to $21.1 million from $21.8 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 45% of total revenues for those periods. The decrease in absolute dollar amount for the three months ended March 31, 2003 was due primarily to decreased cost of sales programs and travel expense, partially offset by increased sales personnel costs. For the remaining quarters of 2003, we expect sales and marketing expense as a percentage of total revenues will remain at or slightly below the first quarter of 2003 level.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $5.4 million from $4.8 million for the three months ended March 31, 2003 and 2002, respectively, representing approximately 11% and 10% of total revenues for those periods. The increase in absolute dollar amount for the three months ended March 31, 2003 was primarily due to increased costs paid to outside legal and financial professional service providers. For the remaining quarters of 2003, we expect general and administrative expense as a percentage of total revenues will remain at or slightly below the first quarter of 2003 level.

      Bad debt expense charged to operations was $0.1 million for each of the three months ended March 31, 2003 and 2002, representing less than 1% of total revenues in each of these periods.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $24,000 and $73,000 for the three months ended March 31, 2003 and 2002, respectively. We expect to record amortization of stock-based compensation of approximately $70,000 for the year ended December 31, 2003.

Amortization of Intangible Assets

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

      As required by SFAS 142, we ceased amortization of goodwill as of January 1, 2002. We continue to amortize identifiable intangible assets on a straight-line basis over their expected useful lives ranging from two to three years. Amortization of intangible assets amounted to $0.3 million in each of the three months ended March 31, 2003 and 2002. For the intangible assets that we will continue to amortize, we expect amortization expense to be approximately $0.5 million for the year ended December 31, 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions could result in additional merger and acquisition related expenses and any impairment of goodwill and other intangible assets could result in incremental expense.

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

      Net cash payments for the three months ended March 31, 2003 related to the obligations under operating leases amounted to $1.2 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2003 if we are unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of March 31, 2003, $18.5 million of facilities operating lease obligations, net of anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007. If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If we do not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      In February 2003, we signed a sublease agreement with a privately-held company for leased office space in San Francisco, California. Commencing April 1, 2003, we expect to receive sublease payments under the sublease agreement of $0.2 million for the remaining nine months of 2003, $0.3 million in 2004, $0.4 million in 2005, $0.4 million in 2006 and $0.1 million in 2007. The payments of approximately $1.4 million under the sublease agreement exceed the restructuring sublease assumptions for the leased space by $0.8 million. We have deemed the subleasee to be not credit-worthy based on its financial condition. As a result, the accrued restructuring charges as of March 31, 2003 have not been reduced by the $0.8 million, and we will recognize the payments from the subleasee as a benefit to the results of operations as the $0.8 million payments of incremental sublease income are received. If payments are received when due, the benefit to the results of operations would be $0.3 million in 2005, $0.4 million in 2006 and $0.1 million in 2007.

Interest Income and Other, Net; Interest Expense

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $1.1 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily due to lower interest income earned on our cash, cash equivalents, investments and restricted cash, partially offset by foreign currency gains. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax provision of $0.5 million for the three months ended March 31, 2003 primarily due to federal alternative minimum taxes and income taxes currently payable on income generated in non-U.S. jurisdictions. We did not record an income tax provision for the three months ended March 31, 2002. The expected tax provision derived from applying the federal statutory rate to our income before income taxes differed from the recorded income tax provision primarily due to the realization of a portion of previously unbenefitted tax attributes and foreign withholding taxes.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issue Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF 00-21 will have a material effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of March 31, 2003, we had $238.4 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Our operating activities resulted in net cash inflows of $8.3 million for the three months ended March 31, 2003. The operating cash inflows for the three months ended March 31, 2003 were primarily due to cash provided from net income (adjusted for non-cash charges for depreciation and amortization, and amortization of intangible assets) and decreases in accounts receivable and prepaid expenses and other current assets. The uses of cash for the three months ended March 31, 2003 were primarily due to decreases in accrued compensation and related expenses and accrued restructuring charges. Our operating activities resulted in net cash inflows of $7.2 million for the three months ended March 31, 2002. The operating cash inflows for the three months ended March 31, 2002 resulted principally from decreases in accounts receivable and prepaid and other current assets and increases in accrued liabilities and deferred revenue. The uses of cash for the three months ended March 31, 2002 resulted principally from decreases in accrued compensation and related expenses and accrued restructuring charges and the net loss (offset by non-cash charges for depreciation and amortization and amortization of intangible assets).

      Investing activities used cash of $3.0 million for the three months ended March 31, 2003 and $32.7 million for the three months ended March 31, 2002. Of the $3.0 million used in investing activities for the three months ended March 31, 2003, $44.8 million was associated with purchases of investments and $0.8 million associated with the purchase of property and equipment, partially offset by $42.6 million generated from the sale and maturities of investments. Of the $32.7 million used in investing activities for the three months ended March 31, 2002, $71.1 million was associated with purchases of investments and $3.2 million was associated with the purchase of property and equipment, partially offset by $41.7 million generated from the sale and maturities of investments. Our short-term investments consist of high credit quality corporate notes and bonds, municipals and U.S. Government bonds with durations of less than two years in accordance with our investment policy.

      Financing activities used cash of $4.9 million for the three months ended March 31, 2003, consisting principally of the repurchase and retirement of common stock of $7.6 million, partially offset by proceeds from the issuance of common stock of $2.7 million. Financing activities provided cash of $3.3 million for the three months ended March 31, 2002, consisting entirely of proceeds from the issuance of common stock.

      We lease certain office facilities and equipment under noncancelable operating leases. Our payment obligations under these operating leases are included in the table below under the caption “Operating Leases.” During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Our operating lease obligations in the table below include approximately $16.0 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in restructuring charges as of March 31, 2003. See Note 8 of notes to the condensed consolidated financial statements in Item 1. During 2002 and 2003, we signed sublease agreements for leased office space in Palo Alto and San Francisco, California and Carrollton, Texas. Our expected sublease income from these sublease agreements is included in the table below under the caption “Sublease Income.”

      Our future minimum lease payments as of March 31, 2003 under noncancelable operating leases with original terms in excess of one year and sublease income are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2003	$13,070	$678	$12,392
2004	17,897	922	16,975
2005	18,062	822	17,240
2006	17,969	432	17,537
2007	16,774	101	16,673
Thereafter	93,847	—	93,847

Total	$177,619	$2,955	$174,664

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We occupied the new corporate headquarters in August 2001. The lease expires in July 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. Total expenditures for furniture, fixtures and equipment for this facility was approximately $10.3 million. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial covenants are met. These certificates of deposit are classified as long-term restricted cash on the condensed consolidated balance sheet.

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

      In September 2002, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three months ended March 31, 2003, we purchased 1,090,461 shares at a cost of $7.6 million. As of March 31, 2003, a total of 1,442,695 shares have been purchased under this program at a cost of $9.3 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

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

RISK FACTORS

      In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2002.

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

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	the length and variability of our sales cycle for our products, particularly our analytic application suites and our new business intelligence platform;

•	general economic and political conditions, including warfare and terrorist activities, which may affect our customers’ capital investment and information technology spending levels;

•	market acceptance of our products;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	our success with our sales and marketing programs;

•	technological changes in computer systems and environments; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

      Our license revenues are not predictable with any significant degree of certainty and are vulnerable to short-term fluctuations in customer demand. Because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received. In addition license revenues from certain international customers, resellers and distributors, and OEMs are dependent on cash collections. Historically, we have recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customer cancellations or delays of orders will more likely harm our revenues and results of operations.

      Our license revenues are also difficult to forecast because the market for our products is rapidly evolving, and our sales cycles, which may last many months, vary substantially from customer to customer and vary in general due to a number of factors, some of which we have little or no control over, such as (1) size and timing of individual license transactions, the closing of which tends to be delayed by customers until the end of a fiscal quarter as a negotiating tactic, (2) potential for delay or deferral of customer implementations of our software, (3) changes in customer budgets, (4) seasonality of technology purchases, (5) direct sales force efforts to meet or exceed quarterly and year-end quotas, (6) lower European sales during the summer months, and (7) other general economic and political conditions. By comparison, our short-term expense levels are relatively fixed and based in part on our expectations of future revenues.

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

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, we believe that companies in a variety of industries have delayed, reduced or cancelled technology purchases because of such events as the terrorist actions of September 11, 2001 and the recent military actions in Afghanistan and Iraq. In particular, we experienced the impact of the September 11, 2001 events in the fourth quarter of 2001 and the economic slowdown in 2001 and 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products and increased price competition. We also believe that in the first quarter of 2003 our license revenues were negatively impacted by the war in Iraq. Moreover, these factors have also negatively impacted the rate of market acceptance of our analytic applications suites, data warehouse modules and business intelligence platform. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, if a wider or global economic slowdown occurs, or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for the second quarter of 2003 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay their payment obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

      Additionally, due to the higher fees for, and potentially longer sales cycle of, our analytic application suites, sales for these products could be especially affected by the global economic slowdown, where larger transaction sizes receive closer scrutiny by our potential customers.

      Furthermore, our operations and sales in Asia and Canada may be adversely impacted by the recent outbreak of Severe Acute Respiratory Syndrome, or SARS, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees. The spread of SARS in the United States or Europe would also disrupt our business and adversely affect our results of operations.

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

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, financial conditions or results of operations. In particular, the general economic slowdown has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002. In the first quarter of 2003, we continued to experience a decrease in our pipeline conversion rate due to the war in Iraq and continued lag of the general economy and IT spending. This economic slowdown could continue to adversely affect the size of the sales pipeline and the rate of conversion of the sales pipeline into license revenue in the future.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

      The terrorist attacks on September 11, 2001, disrupted commerce throughout the world. In response to attacks and other threats, the United States is actively contemplating and pursuing support for further military force to pursue those behind these attacks and is initiating broader actions against global terrorism. The continued threat of terrorism throughout the world, the escalation of military action in Afghanistan and Iraq, and heightened security measures in response to such threats may continue to cause significant disruption to commerce throughout the world. To the extent that such disruptions result in instability of capital markets, the imposition of further import and export restrictions, reductions in capital expenditures or spending on information technology, longer sales cycles, deferral or delay of customer orders, reductions of engineering resources, or an inability to effectively market our products, our business and results of operations could be materially and adversely affected.

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

      We may not be able to successfully implement improvements to our sales, customer support, management information and control systems in an efficient or timely manner, and we may discover deficiencies in existing systems and controls. We are continually implementing improvements to our control systems and have licensed technology from third parties to accomplish this objective. We may experience difficulties in managing improvements to our internal controls or in connection with third-party software, which could divert our resources, including the attention of management.

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

      In recent years, there has been a relatively greater demand for our products in the fourth quarter than in each of the first three quarters of the year, particularly the first quarter, which often experiences less growth than other quarters. As a result, we historically have experienced relatively higher bookings in the fourth quarter and relatively lighter bookings in the first quarter. We believe that these fluctuations are caused by customer buying patterns (often influenced by year-end budgetary pressures) and the efforts of our direct sales force to meet or exceed year-end sales quotas. In addition, European sales tend to be relatively lower during the summer months than during other periods. Due to the economic slowdown beginning in 2001, our 2001, 2002 and 2003 quarterly revenues may not be indicative of seasonal trends that were experienced in prior years. When the global economy recovers, we expect that seasonal trends may continue in the foreseeable future.

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

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of data warehousing and analytic applications. Such competitors include Ascential Software Corporation, Broadbase Software, Inc., Group 1 Software and certain privately-held companies.

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

      In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Accenture, Bearing Point, Deloitte Consulting, Hewlett-Packard, i2 Technologies, IBM, Mitsubishi Electric, PeopleSoft, Siebel Systems, Sybase and webMethods. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

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

      Our international business is subject to a number of risks, including the following:

•	greater difficulty in staffing and managing foreign operations;

•	increased costs and less flexibility in managing and deploying headcount;

•	sales seasonality;

•	greater risk of uncollectible accounts;

•	longer collection cycles;

•	greater difficulty in protecting intellectual property;

•	potential unexpected changes in regulatory practices and tariffs;

•	potential unexpected changes in tax laws and treaties;

•	the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.

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

      We have entered into agreements with many of our customers and partners that require us to place the source code of our products into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if: (1) there is a bankruptcy proceeding by or against us; (2) we cease to do business; or (3) we fail to meet our support obligations. Although our agreements with these third parties limit the scope of rights to use of the source code, we may be unable to effectively control such third-party’s actions.

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

      There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our past or future acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results or financial condition may be negatively impacted.

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

      As of March 31, 2003, the average rate of return on our investments was 2%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates as of March 31, 2003 would not cause the fair value of our cash and cash equivalents and investments to change by a material amount. However, declines in interest rates will, over time, reduce our interest income.

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

Item 4.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

      Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

      On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, one of our current officers, one of our former officers, and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The amended complaint alleges liability as to all defendants under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, we and our affiliated individual defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933 against Informatica. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the claims under Section 10(a) and 20(a) of the Securities Exchange Act of 1934 against the Informatica individual defendants and sixty-two other individual defendants. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously.

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

          (b) Reports on Form 8-K

      We did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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

Dated: May 15, 2003

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

Dated: May 15, 2003

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

/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer and Senior Vice President

Dated: May 15, 2003

EXHIBIT INDEX

Exhibit
Number	Document

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.