Form 10-Q
period 2003-06-30
INFORMATICA CORP
filed 2003-08-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-25871

Informatica Corporation

(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2100 Seaport Blvd. Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

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

      As of July 31, 2003, there were 80,403,199 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,791	$122,490
Short-term investments	111,088	113,385
Accounts receivable, net of allowances of $1,270 and $1,349, respectively	26,119	29,982
Prepaid expenses and other current assets	5,376	8,680

Total current assets	273,374	274,537
Restricted cash	12,166	12,166
Property and equipment, net	42,861	47,370
Goodwill	30,274	30,274
Intangible assets, net	92	517
Other assets	355	330

Total assets	$359,122	$365,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,721	$2,269
Accrued liabilities	23,861	24,384
Accrued compensation and related expenses	13,077	12,666
Income taxes payable	2,103	2,064
Accrued restructuring charges	4,866	4,812
Deferred revenue	50,478	51,702

Total current liabilities	97,106	97,897
Accrued restructuring charges, less current portion	12,548	14,894
Commitments and contingencies Stockholders’ equity	249,468	252,403

Total liabilities and stockholders’ equity	$359,122	$365,194

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
License	$24,197	$26,392	$47,778	$52,906
Service	26,350	22,754	51,317	44,767

Total revenues	50,547	49,146	99,095	97,673
Cost of revenues:
License	637	1,720	1,224	3,106
Service	9,679	9,727	18,916	19,598

Total cost of revenues	10,316	11,447	20,140	22,704

Gross profit	40,231	37,699	78,955	74,969
Operating expenses:
Research and development	11,339	11,695	22,679	23,606
Sales and marketing	20,782	22,110	41,922	43,870
General and administrative	5,395	5,026	10,791	9,823
Amortization of stock-based compensation	19	65	43	138
Amortization of intangible assets	140	285	425	570

Total operating expenses	37,675	39,181	75,860	78,007

Income (loss) from operations	2,556	(1,482)	3,095	(3,038)
Interest income and other, net	1,257	2,177	2,380	3,479

Income before income taxes	3,813	695	5,475	441
Income tax provision	596	261	1,089	261

Net income	$3,217	$434	$4,386	$180

Net income per share:
Basic and diluted	$0.04	$0.01	$0.05	$0.00

Weighted shares used in calculation of net income per share:
Basic	80,143	79,308	80,335	79,137

Diluted	82,777	82,796	82,959	83,760

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities
Net income	$4,386	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,751	4,725
Provision for doubtful accounts	177	661
Amortization of stock-based compensation	43	138
Amortization of intangible assets	425	570
Gain on the sale of investments	(18)	(154)
Loss on disposal of property and equipment	4	357
Other	76	—
Changes in operating assets and liabilities:
Accounts receivable	3,686	(3,215)
Prepaid expenses and other current assets	3,304	1,567
Other assets	(25)	341
Accounts payable	452	401
Accrued liabilities	(522)	5,198
Accrued compensation and related expenses	411	(187)
Income taxes payable	39	(32)
Accrued restructuring charges	(2,293)	(2,544)
Deferred revenue	(1,224)	2,153

Net cash provided by operating activities	14,672	10,159

Investing activities
Purchase of property and equipment, net	(1,246)	(4,715)
Purchases of investments	(67,287)	(128,980)
Proceeds from the sales and maturities of investments	69,390	86,313

Net cash provided by (used in) investing activities	857	(47,382)

Financing activities
Proceeds from issuances of common stock, net of payments for repurchases	3,052	3,794
Repurchases and retirements of common stock	(10,445)	—

Net cash provided by (used in) financing activities	(7,393)	3,794

Effect of foreign currency translation on cash and cash equivalents	165	377

Increase (decrease) in cash and cash equivalents	8,301	(33,052)
Cash and cash equivalents at beginning of period	122,490	131,264

Cash and cash equivalents at end of period	$130,791	$98,212

Supplemental disclosures:
Income taxes paid	$1,035	$628

Supplemental disclosures of noncash investing and financing activities:
Unrealized loss on available-for-sale securities	$(212)	$(75)

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The accompanying condensed consolidated financial statements of Informatica Corporation (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements as of June 30, 2003 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2003 or any future period.

      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited consolidated financial statements of the Company.

2.     Revenue Recognition

      The Company generates revenues from sales of software licenses and services, which consist of maintenance, consulting and training. The Company’s license revenues are derived from its data integration and business intelligence software and are also derived from analytic application suites and data warehouse modules, which the Company ceased selling directly in July 2003. The Company receives software license revenues from licensing its products directly to end users and indirectly through resellers, distributors and OEMs. The Company receives service revenues from maintenance contracts, consulting services and training that it performs for customers that license its products either directly from the Company or indirectly through resellers, distributors and OEMs.

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration and business intelligence software and data warehouse modules sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For the Company’s analytic application suites, it recognizes both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of the Company’s other products. The Company’s standard agreements do not contain product return rights.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration and business intelligence software and data warehouse modules sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for those resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt.

      The Company also enters into OEM arrangements that provide for license fees based on inclusion of the Company’s products in the OEMs’ products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last twelve months. For credit-worthy OEMs, royalty payments are recognized when due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt.

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

3.     Intangible Assets

      Intangible assets consist of the following (in thousands):

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$3,122	$(3,046)	$76	$3,122	$(2,670)	$452
Patents	297	(281)	16	297	(232)	65

Total intangible assets	$3,419	$(3,327)	$92	$3,419	$(2,902)	$517

      Amortization expense of intangible assets was approximately $0.1 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $0.4 million and $0.6 million for the

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six months ended June 30, 2003 and 2002, respectively. The expected amortization expense related to identifiable intangible assets is $0.5 million for the year ended December 31, 2003.

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

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes model, the Company’s net income and basic and diluted net income per share would have decreased to the pro forma net loss amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$3,217	$434	$4,386	$180
Add: stock-based compensation expense included in reported net income, net of related tax effects	19	65	43	138
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6,708)	(13,364)	(13,329)	(27,823)

Net loss, pro forma	$(3,472)	$(12,865)	$(8,900)	$(27,505)

Basic and diluted net income per share, as reported	$0.04	$0.01	$0.05	$0.00

Basic and diluted net loss per share, pro forma	$(0.04)	$(0.16)	$(0.11)	$(0.35)

      These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

5.     Net Income Per Share

      Basic and diluted net income per share is presented in conformity with the SFAS No. 128, “Earnings Per Share,” for all periods presented. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding the dilutive effect of other common stock equivalents, including outstanding stock options

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the treasury stock method, to the weighted average number of common shares outstanding during the period, if dilutive. The calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$3,217	$434	$4,386	$180
Weighted average shares of common stock outstanding used in calculation of net income per share:
Basic	80,143	79,308	80,335	79,137
Dilutive effect of employee stock plans	2,634	3,488	2,624	4,623

Diluted	82,777	82,796	82,959	83,760

Net income per share:
Basic and diluted	$0.04	$0.01	$0.05	$0.00

6.     Comprehensive Income

      The components of comprehensive income are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$3,217	$434	$4,386	$180
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(163)	464	(212)	(75)
Foreign currency translation adjustment	206	402	165	377

Comprehensive income	$3,260	$1,300	$4,339	$482

7.     Recent Accounting Pronouncements

      In November 2002, the Emerging Issue Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet assessed the impact of the adoption of EITF 00-21 on its consolidated financial position or results of operations.

8.     Restructuring Charges

      During the third quarter of 2001, the Company announced a restructuring plan and recorded restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      During the third quarter of 2002, the Company recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas as a result of continued deterioration of the commercial real estate market in these areas. These charges represented adjustments to the original assumptions, including the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges with the assistance of current market information and trend analysis provided by a commercial real estate brokerage firm retained by the Company.

      Net cash payments for the three and six months ended June 30, 2003 related to the obligations under operating leases amounted to $1.1 million and $2.3 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2003 if the Company is unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of June 30, 2003, $17.4 million of facilities operating lease obligations, net of related costs and anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2003 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Cash	Non-Cash	June 30,
	2002	Adjustments	Payments	Charges	2003

Excess leased facilities	$19,706	$—	$(2,292)	$—	$17,414

      As of June 30, 2003, $4.9 million of the $17.4 million accrued restructuring charges was classified as current liabilities and the remaining $12.5 million was classified as noncurrent liabilities.

      In February 2003, the Company signed a sublease agreement with a privately-held company for leased office space in San Francisco, California. The Company received sublease payments under the sublease agreement, which commenced in April 2003, of $0.1 million in the three months ended June 30, 2003 and expects to receive additional sublease payments of $0.1 million for the remaining six months of 2003, $0.3 million in 2004, $0.4 million in 2005, $0.4 million in 2006 and $0.1 million in 2007. The total payments of approximately $1.4 million under the sublease agreement exceed the restructuring sublease assumptions for the leased space by $0.8 million. The Company has deemed the subleasee to be not credit-worthy based on its financial condition. As a result, accrued restructuring charges were not reduced by the $0.8 million upon signing of the lease, and the Company will recognize the payments from the subleasee as a benefit to its results of operations as the $0.8 million payments of incremental sublease income are received. The payments received to date have been recorded as a reduction in accrued restructuring charges. If remaining payments are received when due, the benefit to the results of operations would be $0.3 million in 2005, $0.4 million in 2006 and $0.1 million in 2007.

9.	Stock Repurchase Plan

      In September 2002, the Company’s Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances, general business and market

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions, and other factors, including alternative investment opportunities. For the three and six months ended June 30, 2003, the Company purchased 412,037 and 1,502,498 shares, respectively, at a cost of $2.9 million and $10.5 million, respectively. As of June 30, 2003, a total of 1,854,732 shares have been purchased under this program at a cost of $12.2 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

10.	Warranties and Indemnification

      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2003 and December 31, 2002. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of June 30, 2003.

11.	Litigation

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased the Company’s common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, one of the Company’s current officers, and one of the Company’s former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 10(a) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(a) and 20(a) claims against the Informatica defendants and 62 other individual defendants.

      The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

Overview

      We are a leading provider of data integration and business intelligence software that helps our customers to automate the integration, analysis and delivery of critical corporate information. Using our products, managers and executives gain valuable business insight they can use to help improve operational performance and enhance competitive advantage.

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

      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. We believe our most critical accounting policies include the following:

Revenue Recognition

      We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and training. Our license revenues are derived from our data integration and business intelligence software and are also derived from analytic application suites and data warehouse modules, which we ceased selling directly in July 2003. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts, consulting services and training that we perform for customers that license our products either directly from us or indirectly through resellers, distributors and OEMs.

      We recognize revenue in accordance with SOP 97-2, as amended and modified by SOP 98-9. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration and business intelligence software and data warehouse modules sold directly to end users, we recognize revenue upon shipment when collectibility is probable. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For our analytic application suites, we recognize both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year is never sold separately and in consideration of the complexities of the implementation the customer is entitled to receive support services that are different than the standard annual support services of our other products. Our standard agreements do not contain product return rights.

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration and business intelligence software and data warehouse modules sold indirectly through the our resellers and distributors, we recognize revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt.

      We also enter into OEM arrangements that provide for license fees based on inclusion of our products in the OEMs’ products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last twelve months. For credit-worthy OEMs, royalty payments are recognized when due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt.

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

      Based on these estimates, we determined that as of October 31, 2002 there were no indications of impairment of goodwill. Since October 31, 2002, there have been no indications of impairment and the next annual impairment test will occur on October 31, 2003. However, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair value of the Reporting Unit, which may result in impairment of goodwill.

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

Three and Six Months Ended June 30, 2003 and 2002

      The following table presents certain financial data for the three and six months ended June 30, 2003 and 2002 as a percentage of total revenues:

	Three		Six
	Months		Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Consolidated Statements of Operations Data:
Revenues:
License	48%	54%	48%	54%
Service	52	46	52	46

Total revenues	100	100	100	100
Cost of revenues:
License	1	3	1	3
Service	19	20	19	20

Total cost of revenues	20	23	20	23

Gross profit	80	77	80	77
Operating expenses:
Research and development	23	24	23	24
Sales and marketing	41	45	42	45
General and administrative	11	10	11	10
Amortization of stock-based compensation	—	—	—	—
Amortization of intangible assets	—	1	1	1

Total operating expenses	75	80	77	80

Income (loss) from operations	5	(3)	3	(3)
Interest income and other, net	2	4	2	3

Income before income taxes	7	1	5	—
Income tax provision	1	—	1	—

Net income	6%	1%	4%	—%

Cost of license revenues, as a percentage of license revenues	3%	7%	3%	6%
Cost of service revenues, as a percentage of service revenues	37%	43%	37%	44%

Revenues

      Our total revenues were $50.5 million and $49.1 million for the three months ended June 30, 2003 and 2002, respectively, and $99.1 million and $97.7 million for the six months ended June 30, 2003 and 2002, respectively. Our license revenues decreased 8% to $24.2 million from $26.4 million for the three months ended June 30, 2003 and 2002, respectively, and decreased 10% to $47.8 million from $52.9 million for the six months ended June 30, 2003 and 2002, respectively. The decreases were due to decreases in the average transaction size and the number of licenses sold. We believe these decreases were caused primarily by continued general weak global economic conditions, principally reflecting reduced and delayed information technology (“IT”) spending by our customers. Service revenues increased 16% to $26.3 million from $22.8 million for the three months ended June 30, 2003 and 2002, respectively and increased 15% to $51.3 million from $44.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase in both 2003 periods was primarily due to an increase in maintenance revenues associated with strong renewal maintenance, partially offset by a small decrease in consulting services. For the remaining quarters of 2003, we expect maintenance revenue to remain strong based on our growing installed customer base, and we expect contributions from consulting and training services to remain relatively consistent with the first half of 2003 level.

      Our international revenues were $12.9 million and $11.7 million for the three months ended June 30, 2003 and 2002, respectively, representing a 2003 increase of 10%, and $28.3 million and $22.3 million for the six months ended June 30, 2003 and 2002, respectively, representing a 2003 increase of 27%. International revenues as a percentage of total revenues were 26% and 24% for the three months ended June 30, 2003 and 2002, respectively, and 29% and 23% for the six months ended June 30, 2003 and 2002, respectively. The increase in both 2003 periods was due primarily to the return to a historical range of contribution from our international business for the first half of 2003 compared to the weak worldwide macroeconomic environment, primarily in the United Kingdom, Japan and Australia that we experienced in the first half of 2002. Most of our international sales have been in Europe. Sales outside of North America and Europe to date were 2% or less of total consolidated revenues for each quarter in the year ended December 31, 2002 and 7% and 4% of total consolidated revenues for the three months ended March 31, 2003 and June 30, 2003, respectively.

      As a result of the factors that affected our license revenue and the continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted sales for the remaining quarters of 2003 is likely to be dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within each of the remaining quarters. In 2002, the general economic slowdown caused customer purchases to be reduced in amount, deferred or cancelled, and thereby reduced our overall license pipeline conversion rates through most of 2002. These trends continued to affect us in the first half of 2003, and they could continue to reduce the rate of conversion of the sales pipeline into license revenue in the third quarter of 2003, and future periods. See “Risk Factors — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” and “Risk Factors — We expect seasonal trends to cause our quarterly revenues to fluctuate.” In addition, we recently released new versions of our business intelligence and data integration software. The degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our business would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected”.

      In July 2003, we ceased direct sales of our analytic application suites and data warehouse modules; however, we will continue to make this packaged analytic content available to our indirect channel partners. We will not receive any future revenue from the use or distribution of this packaged analytic content by our independent channel partners. In addition, we will make appropriate efforts to provide support to our existing analytic application customers and to encourage our existing and prospective customers to work with these partners. If we are unable to successfully manage this transition, our results of operations could be adversely affected. See “Risk Factors — Changes in our product offerings may impact market acceptance of our products or adversely affect our results of operations.”

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $0.6 million and $1.7 million for the three months ended June 30, 2003 and 2002, respectively, representing approximately 3% and 7% of license revenues for those periods. Cost of license revenues was $1.2 million and $3.1 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 3% and 6% of license revenues for those periods. The decrease in absolute dollar amounts during the periods was due primarily to decreases in our percentage mix of royalty-bearing products. In addition, cost of license revenues for the second quarter of 2003 benefited from the renegotiation of certain OEM agreements. For the remaining quarters of 2003, we expect the cost of license revenues as a percentage of license revenues to fluctuate between the first half of 2003 level and the historical 2002 level.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and training revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $9.7 million for each of the three months ended June 30, 2003 and 2002, representing approximately 37% and 43% of service revenues for those periods. Cost of service revenues was $18.9 million and $19.6 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 37% and 44% of service revenues for those periods. The decrease in absolute dollar amounts for each of the 2003 periods compared to 2002 was primarily due to lower headcount and related compensation expenses. For the remaining quarters of 2003, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first half of 2003 level.

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses were $11.3 million and $11.7 million for the three months ended June 30, 2003 and 2002, respectively, representing approximately 23% and 24% of total revenues for those periods. Research and development expenses were $22.7 million and $23.6 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 23% and 24% of total revenues for those periods. The decrease in absolute dollar amounts for the 2003 periods was due primarily to a slight decrease in research and development personnel costs. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. In the first half of 2003, we opened an office in Bangalore, India with the goal of increasing research and development output while maintaining the same, or a lower, level of costs. For the remaining quarters of 2003, we expect research and development expenses as a percentage of total revenues will remain at or slightly below the first half of 2003 level.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses were $20.8 million and $22.1 million for the three months ended June 30, 2003 and 2002, respectively, representing approximately 41% and 45% of total revenues for those periods. Sales and marketing expenses were $41.9 million and $43.9 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 42% and 45% of total revenues for those periods. The decrease in absolute dollar amounts for the 2003 periods was due primarily to decreased cost of sales programs, travel expense and compensation costs as a result of decreased headcount. For the remaining quarters of 2003, we expect sales and marketing expenses as a percentage of total revenues will remain relatively consistent with the first half of 2003 level.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses were $5.4 million and $5.0 million for the three months ended June 30, 2003 and 2002, respectively, representing approximately 11% and 10% of total revenues for those periods, respectively. General and administrative expenses were $10.8 million and $9.8 million for the six months ended June 30, 2003 and 2002, respectively, representing approximately 11% and 10% of total revenues for those periods. The increase in absolute dollar amounts for the 2003 periods was primarily due to increased costs paid to outside legal and financial professional service providers. For the remaining quarters of 2003, we expect general and administrative expenses as a percentage of total revenues will remain at or slightly below the first half of 2003 level.

      Bad debt expense charged to operations was $0.1 million for each of the three months ended June 30, 2003 and 2002, and $0.2 million for each of the six months ended June 30, 2003, respectively, representing less than 1% of total revenues in each of these periods.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $19,000 and $65,000 for the three months ended June 30, 2003 and 2002, respectively, and $43,000 and $138,000 for the six months ended June 30, 2003 and 2002, respectively. We expect to record amortization of stock-based compensation of approximately $31,000 for the last six months of the year ended December 31, 2003.

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

      As required by SFAS 142, we ceased amortization of goodwill as of January 1, 2002. We continue to amortize identifiable intangible assets on a straight-line basis over their expected useful lives ranging from two to three years. Amortization of intangible assets amounted to $0.1 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2003 and 2002, respectively. For the intangible assets that we will continue to amortize, we expect amortization expense to be approximately $0.1 million for the last six months of the year ended December 31, 2003. It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions could result in additional merger and acquisition related expenses and any impairment of goodwill and other intangible assets could result in incremental expense.

Restructuring Charges

      In the third quarter of 2001, we announced a restructuring plan and recorded restructuring charges of approximately $12.1 million, consisting of $10.6 million related to estimated facility lease losses and $1.5 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      In the third quarter of 2002, we recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities as a result of continued deterioration of the commercial real estate market in these areas. These charges represented adjustments to the original charges recorded in September 2001, including the time period that the buildings are expected to be vacant, expected sublease rates and expected sublease terms. We estimated the additional costs for restructuring charges using current market information and trend analysis provided by an independent commercial real estate brokerage firm retained by us.

      Net cash payments for the three and six months ended June 30, 2003 related to the obligations under operating leases amounted to $1.1 million and $2.3 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2003 if the Company is unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of June 30, 2003, $17.4 million of facilities operating lease obligations, net of related costs and anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007. If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If we do not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      In February 2003, we signed a sublease agreement with a privately-held company for leased office space in San Francisco, California. We expect to receive sublease payments under the sublease agreement, which commenced in April 2003, of $0.1 million for the remaining six months of 2003, $0.3 million in 2004, $0.4 million in 2005, $0.4 million in 2006 and $0.1 million in 2007. The payments of approximately $1.4 million under the sublease agreement exceed the restructuring sublease assumptions for the leased space by $0.8 million. We have deemed the subleasee to be not credit-worthy based on its financial condition. As a result, accrued restructuring charges were not reduced by the $0.8 million upon signing of the lease, and we will recognize the payments from the subleasee as a benefit to our results of operations as the $0.8 million payments of incremental sublease income are received. In the three and six months ended June 30, 2003, payments of $0.1 million were received and recorded as a reduction in accrued restructuring charges. If remaining payments are received when due, the benefit to the results of operations would be $0.3 million in 2005, $0.4 million in 2006 and $0.1 million in 2007.

Interest Income and Other, Net; Interest Expense

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $1.3 million and $2.2 million for the three months ended June 30, 2003 and 2002, respectively, and $2.4 million and $3.5 million for the six months ended June 30, 2003 and 2002, respectively. The decreases during the 2003 periods were primarily due to lower interest income earned on our cash, cash equivalents, investments and restricted cash, partially offset by foreign currency gains. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax provision of $0.6 million and $1.1 million for the three and six months ended June 30, 2003, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. We recorded a provision for income tax of $0.3 million for both the three and six months ended June 30, 2002, which primarily represents income and withholding taxes attributable to foreign operations. The expected tax provision derived in each period from applying the federal statutory rate to our income before income taxes differed from the recorded income tax provision primarily due to the realization of a portion of previously unbenefitted tax attributes and foreign withholding taxes.

Recent Accounting Pronouncements

      In November 2002, the Emerging Issue Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements we enter into in fiscal periods beginning after June 15, 2003. We have not yet assessed the impact of the adoption of EITF 00-21 on our consolidated financial position or results of operations.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of June 30, 2003, we had $241.9 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Operating activities provided cash of $14.7 million and $10.2 million for the six months ended June 30, 2003 and 2002, respectively. For both periods, cash provided by operating activities was primarily due to net income adjusted for non-cash charges for depreciation and amortization, and the changes in operating assets and liabilities. The cash provided by operating activities for the six months ended June 30, 2003 included decreases in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in deferred revenue and payments of accrued restructuring charges. The cash provided by operating activities for the six months ended June 30, 2002 included a decrease in prepaid expenses and other current assets and increases in accounts payable, accrued liabilities and deferred revenue, partially offset by a decrease in accounts receivable and the payment of accrued restructuring charges.

      Investing activities provided cash of $0.9 million for the six months ended June 30, 2003 and used cash of $47.4 million for the six months ended June 30, 2002. Of the $0.9 million cash provided by investing activities for the six months ended June 30, 2003, $69.4 million was generated from the sale and maturities of investments, offset by $67.3 million used in the purchase of investments and $1.2 million was used in the purchase of property and equipment. Of the $47.4 million cash used in investing activities for the six months ended June 30, 2002, $129.0 million was used in the purchase of investments and $4.7 million was used in the purchase of property and equipment, offset by $86.3 million generated from the sale and maturities of investments.

      Financing activities used cash of $7.4 million for the six months ended June 30, 2003 and provided cash of $3.8 million for the six months ended June 30, 2002. Of the $7.4 million cash used in financing activities for the six months ended June 30, 2003, $10.4 million was used in the repurchases and retirements of common stock, offset by the proceeds from the issuances of common stock of $3.0 million. For the six months ended June 30, 2002, cash provided by financing activities of $3.8 million consisted entirely of proceeds from the issuances of common stock.

      We lease certain office facilities and equipment under noncancelable operating leases. Our payment obligations under these operating leases are included in the table below under the caption “Operating Leases.” During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Our operating lease obligations in the table below include approximately $14.8 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in accrued restructuring charges as of June 30, 2003. See Note 8 of notes to the condensed consolidated financial statements in Item 1. During 2002 and 2003, we signed sublease agreements for leased office space in Palo Alto and San Francisco, California and Carrollton, Texas. Our expected sublease income from these sublease agreements is included in the table below under the caption “Sublease Income.”

      Our future minimum lease payments as of June 30, 2003 under noncancelable operating leases with original terms in excess of one year and sublease income are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2003	$8,942	$453	$8,489
2004	17,916	922	16,994
2005	18,080	822	17,258
2006	17,982	432	17,550
2007	16,785	101	16,684
Thereafter	93,951	—	93,951

Total	$173,656	$2,730	$170,926

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

      In September 2002, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases will be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. For the three and six months ended June 30, 2003, we purchased 412,037 and 1,502,498 shares, respectively, at a cost of $2.9 million and $10.5 million, respectively. As of June 30, 2003, a total of 1,854,732 shares have been purchased under this program at a cost of $12.2 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

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

      Our license revenues are not predictable with any significant degree of certainty and are vulnerable to short-term fluctuations in customer demand. Because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received. In addition license revenues from certain international customers, resellers and distributors, and OEMs are dependent on cash collections. Historically, we have recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customer cancellations or delays of orders will more likely harm our revenues and results of operations.

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

Changes in our product offerings may impact market acceptance of our products or adversely affect our results of operations.

      We recently ceased direct sales of our analytic application suites and data warehouse modules; however, we have made this packaged analytic content available to our indirect channel partners. The success of this product transition is subject to significant risks, including the following:

•	customers may be confused by the change in the product offerings and may delay or defer purchases;

•	existing customers may disagree with our change in product direction and be less likely to purchase additional products in the future;

•	existing customers of our analytic application suites and data warehouse modules may not renew their support services agreements, which may reduce our overall maintenance revenues and maintenance renewal rates;

•	we will need to spend time and resources to refocus our sales and marketing efforts on our data integration and business intelligence software;

•	we may experience difficulties in managing the transition of this packaged analytic content to our indirect channel partners; and

•	our overall reputation in the marketplace may be impaired as a result of these changes in our product offerings.

      To the extent that we encounter or are unable to successfully manage any of the risks outlined above, our results of operations may be adversely affected.

If we are unable to accurately forecast revenues, it may harm our business or results of operations.

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. In addition, our current sales pipeline may contain forecasted opportunities for our analytic application suites or our data warehouse modules that will be transitioned to our systems integration and software application partners, which may impact: (1) our ability to convert the sales pipeline into license revenues; and (2) the amount of license revenues generated from the sales pipeline. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, financial condition or results of operations. In particular, the general economic slowdown has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002. In the first half of 2003, we continued to experience a decrease in our pipeline conversion rate due to the war in Iraq and continued lag of the general economy and IT spending. This economic slowdown could continue to adversely affect the size of the sales pipeline and the rate of conversion of the sales pipeline into license revenue in the future.

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

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Additionally, if any of our current or potential competitors consolidate their operations, and as a result provide a broader suite of software products or solutions, our ability to market and sell our software products could be impaired. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of integration software products. Such competitors include Ascential Software, Embarcadero Technologies, Group 1 Software, Sagent Technologies and certain privately-held companies.

      In addition, we compete against business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Brio Technology, Business Objects, Cognos, Hyperion Solutions, Microstrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems.

If we do not maintain and strengthen our relationships with our strategic partners, our ability to generate revenue and control implementation costs will be adversely affected.

      We believe that our ability to increase the sales of our products and our future success will depend in part upon maintaining and strengthening successful relationships with our current or future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers and distributors, for marketing, licensing, implementing and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors and data quality vendors, for the promotion and implementation of our products.

      In particular, our ability to market our products depends substantially on our relationships with significant strategic partners, including Accenture, Bearing Point, Deloitte Consulting, Firstlogic, Hewlett-Packard, i2 Technologies, IBM, Mitsubishi Electric, PeopleSoft, Siebel Systems, Sybase and webMethods. In addition, our strategic partners may offer products of several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products.

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

General economic or political conditions and world health issues may reduce our revenues and harm our business.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, we believe that companies in a variety of industries have delayed, reduced or cancelled technology purchases because of such events as the terrorist actions of September 11, 2001 and the recent military actions in Afghanistan and Iraq. In particular, we experienced the impact of the September 11, 2001 events in the fourth quarter of 2001 and the economic slowdown in 2001 and 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products. We also believe that in the first half of 2003 our license revenues were negatively impacted by the war in Iraq. Moreover, these factors may have also negatively impacted the rate of market acceptance of our business intelligence product. As a result, if the current economic conditions in the U.S. and Europe continue or worsen, if a wider or global economic slowdown occurs, or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for the third quarter of 2003 or for the entire year. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay their payment obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

      Furthermore, our operations and sales in Asia and Canada may be adversely impacted to the extent that there are any further outbreaks of Severe Acute Respiratory Syndrome, or SARS, if our business or the businesses of our customers are disrupted by travel restrictions or the illness and quarantine of employees. The spread of SARS in the United States or Europe would also disrupt our business and adversely affect our results of operations.

The lengthy sales cycle and implementation process of our products makes our revenues susceptible to fluctuations.

      Our sales cycle can be lengthy because the expense, complexity, broad functionality and company-wide deployment of our products typically require executive-level approval from our customers before they can purchase our products. In addition, to successfully sell our products, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Due to these factors, the sales cycle associated with the purchase of our products is subject to a number of significant risks over which we have little or no control, including:

•	customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of budget cycles;

•	concerns about the introduction of our products or competitors’ new products; or

•	potential downturns in general economic or political conditions.

      Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. The implementation of our products can be a complex and time-consuming process, the length and cost of which may be difficult to predict. If our sales cycle and implementation process lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, either of which may independently cause fluctuations in our revenue and results of operations.

If the market in which we sell our products and services does not meet our expectations, it will adversely affect our revenues.

      The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization, is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not meet our forecasts at the rate we anticipate, we will not be able to sell as much of our software products and services, and our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software products to help make business decisions or the benefits of our specific products. As a result, we believe that only a limited number of large companies have deployed these software products. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these products, our efforts may be unsuccessful or insufficient.

Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence products and related services. We expect revenues derived from our data integration and business intelligence software and related services to comprise substantially all of our revenues for the foreseeable future since we have ceased direct sales of our analytic application suites and data warehouse modules. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues could decrease. In particular, we recently released our new business intelligence product, and the degree of market acceptance is currently uncertain. Market acceptance for these products could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

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

      In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We and certain of our officers and directors have been named as defendants in a purported class action complaint, which has been filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. See Part II, Item 1. Legal Proceedings. Such factors and fluctuations, as well as general economic, political and market conditions, may cause the market price of our common stock to decline, which may impact our operations.

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

      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. We recently filed a complaint against Ascential Software Corporation in which we asserted that Ascential, and a number of former Informatica employees recruited and hired by Ascential, misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. In July 2003, we settled this lawsuit with Ascential. The settlement includes a consent judgment being entered against Ascential, and a permanent injunction enjoining Ascential from using, or further disseminating, confidential, sensitive Informatica information and materials. Ascential also agreed to pay Informatica a sum of $1.6 million.

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

      Our bylaws provide that we have a classified Board of Directors, with each class of directors subject to re-election every three years. This classified board has the effect of making it more difficult for third parties to insert their representatives on our Board of Directors and gain control of Informatica. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

      As of June 30, 2003, the average rate of return on our investments was 1.9%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates as of June 30, 2003 would not cause the fair value of our cash and cash equivalents and investments to change by a material amount. However, declines in interest rates will, over time, reduce our interest income.

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

      Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, one of our current officers, and one of our former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.

      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the Section 10(a) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(a) and 20(a) claims against the Informatica defendants and 62 other individual defendants.

      We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

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

      The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 22, 2003. Each of the matters was approved by the requisite vote.

      (a) The following individuals were re-elected to the Board of Directors for three-year terms as Class III directors:

	Votes For	Votes Withheld

Gaurav S. Dhillon	76,376,492	679,876
David W. Pidwell	73,568,540	3,487,828

      Our Board of Directors is currently comprised of six members that are divided into three classes with overlapping three-year terms. On July 15, 2003, the Board elected Carl J. Yankowski to serve as a member of the Board of Directors. The term for our Class I directors, Janice D. Chaffin and Carl J. Yankowski, will expire at the Annual Meeting of Stockholders in 2004 and the term for our Class II directors, A. Brooke Seawell and Mark A. Bertelsen, will expire at the Annual Meeting of Stockholders in 2005.

      (b) The following proposal was also approved at our Annual Meeting:

	Affirmative	Negative	Votes	Broker
	Votes	Votes	Abstain	Non-Votes

Ratification of the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2003.	71,160,902	5,884,528	10,938	0

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit

10.21	Amendment to 1999 Non-Employee Director Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the three months ended June 30, 2003, we filed the following Current Report on Form 8-K:

We filed a Form 8-K on April 24, 2003 under “Item 9. Regulation FD Disclosure (pursuant to Item 12)” furnishing our press release describing our results of operations for the fiscal quarter ended March 31, 2003.

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

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: August 7, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10.21	Amendment to 1999 Non-Employee Director Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.