Form 10-Q
period 2003-09-30
INFORMATICA CORP
filed 2003-11-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

      As of October 31, 2003, there were 84,171,606 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,489	$122,490
Short-term investments	57,800	113,385
Accounts receivable, net of allowances of $1,251 and $1,349, respectively	27,093	29,982
Prepaid expenses and other current assets	4,683	8,680

Total current assets	250,065	274,537
Restricted cash	12,166	12,166
Property and equipment, net	40,862	47,370
Goodwill	81,816	30,274
Intangible assets, net	5,878	517
Other assets	355	330

Total assets	$391,142	$365,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,523	$2,269
Accrued liabilities	26,885	24,384
Accrued compensation and related expenses	12,154	12,666
Income taxes payable	1,806	2,064
Accrued restructuring charges	4,857	4,812
Accrued merger costs	1,431	—
Deferred revenue	48,020	51,702

Total current liabilities	98,676	97,897
Accrued restructuring charges, less current portion	11,435	14,894
Accrued merger costs, less current portion	603	—
Commitments and contingencies
Stockholders’ equity	280,428	252,403

Total liabilities and stockholders’ equity	$391,142	$365,194

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
License	$22,774	$22,270	$70,552	$75,176
Service	27,903	25,375	79,220	70,142

Total revenues	50,677	47,645	149,772	145,318
Cost of revenues:
License	974	1,377	2,198	4,483
Service	9,745	9,764	28,661	29,362

Total cost of revenues	10,719	11,141	30,859	33,845

Gross profit	39,958	36,504	118,913	111,473
Operating expenses:
Research and development	12,071	11,278	34,750	34,884
Sales and marketing	20,350	20,981	62,272	64,851
General and administrative	5,190	5,270	15,981	15,093
Amortization of intangible assets	99	285	524	855
Amortization of stock-based compensation	22	52	65	190
Purchased in-process research and development	4,524	—	4,524	—
Restructuring charges	—	17,030	—	17,030

Total operating expenses	42,256	54,896	118,116	132,903

Income (loss) from operations	(2,298)	(18,392)	797	(21,430)
Interest income and other, net	1,295	1,176	3,675	4,655
Litigation settlement	1,600	—	1,600	—

Income (loss) before income taxes	597	(17,216)	6,072	(16,775)
Income tax provision	781	64	1,870	325

Net income (loss)	$(184)	$(17,280)	$4,202	$(17,100)

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.22)	$0.05	$(0.21)

Weighted shares used in calculation of net income (loss) per share:
Basic	80,380	79,999	80,381	79,659

Diluted	80,380	79,999	83,097	79,659

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
	(Unaudited)
Operating activities
Net income (loss)	$4,202	$(17,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,406	7,265
Provision for doubtful accounts	177	1,433
Amortization of stock-based compensation	65	190
Amortization of intangible assets	524	855
Purchased in-process research and development	4,524	—
Non-cash restructuring charges	—	1,887
Gain on the sale of investments	(121)	(154)
Loss on disposal of property and equipment	4	357
Other	76	181
Changes in operating assets and liabilities:
Accounts receivable	4,109	(2,475)
Prepaid expenses and other current assets	4,509	719
Other assets	(18)	546
Accounts payable	1,001	(1,391)
Accrued liabilities	856	6,693
Accrued compensation and related expenses	(538)	(4,077)
Income taxes payable	(258)	(397)
Accrued restructuring charges	(3,414)	11,752
Deferred revenue	(4,611)	7,237

Net cash provided by operating activities	19,493	13,521

Investing activities
Purchase of property and equipment, net	(1,758)	(5,365)
Purchases of investments	(92,745)	(218,350)
Sales and maturities of investments	147,889	153,013
Acquisitions, net of cash acquired	(30,279)	—

Net cash provided by (used in) investing activities	23,107	(70,702)

Financing activities
Proceeds from issuances of common stock, net of payments for repurchases	6,532	7,531
Repurchases and retirements of common stock	(11,448)	—

Net cash provided by (used in) financing activities	(4,916)	7,531

Effect of foreign currency translation on cash and cash equivalents	315	388

Increase (decrease) in cash and cash equivalents	37,999	(49,262)
Cash and cash equivalents at beginning of period	122,490	131,264

Cash and cash equivalents at end of period	$160,489	$82,002

Supplemental disclosures:
Income taxes paid	$2,063	$954

Supplemental disclosures of noncash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(562)	$241

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying condensed consolidated financial statements of Informatica Corporation (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements as of September 30, 2003 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2003 or any future period.

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

      The Company recognizes revenue in accordance with AICPA Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by the Company’s authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration and business intelligence software sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable. The Company ceased selling data warehouse modules in July 2003. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For the Company’s analytic application suites, it recognized both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year was never sold separately and in consideration of the complexities of the implementation the customer was entitled to receive support services that were different than the standard annual support services of the Company’s other products. The Company’s standard agreements do not contain product return rights.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration and business intelligence software sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. The Company ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for those resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt.

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

3.     Intangible Assets

      Intangible assets consist of the following (in thousands):

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Developed technology	$1,775	$(4)	$1,771	$—	$—	$—
Core technology	6,287	(3,124)	3,163	3,122	(2,670)	452
Customer relationships	945	(1)	944	—	—	—
Patents	297	(297)	—	297	(232)	65

Total intangible assets	$9,304	$(3,426)	$5,878	$3,419	$(2,902)	$517

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense of intangible assets was approximately $0.1 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and approximately $0.5 million and $0.9 million for the nine months ended September 30, 2003 and 2002, respectively. The expected amortization expense related to identifiable intangible assets is $0.6 million in the fourth quarter of 2003, and approximately, $2.5 million, $1.1 million, $1.1 million, $0.5 million, $0.1 million in 2004, 2005, 2006, 2007 and 2008, respectively.

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

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes model, the Company’s net income and basic and diluted net income per share would have decreased to the pro forma net loss amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$(184)	$(17,280)	$4,202	$(17,100)
Add: stock-based compensation expense included in reported net income, net of related tax effects	98	233	141	371
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,800)	(10,003)	(19,129)	(37,826)

Net loss, pro forma	$(5,886)	$(27,050)	$(14,786)	$(54,555)

Basic and diluted net income (loss) per share, as reported	$(0.00)	$(0.22)	$0.05	$(0.21)

Basic and diluted net loss per share, pro forma	$(0.07)	$(0.34)	$(0.18)	$(0.68)

      These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(184)	$(17,280)	$4,202	$(17,100)
Weighted average shares of common stock outstanding used in calculation of net income (loss) per share:
Basic	80,380	79,999	80,381	79,659
Dilutive effect of employee stock plans	—	—	2,716	—

Diluted	80,380	79,999	83,097	79,659

Net income (loss) per share:
Basic and diluted	$(0.00)	$(0.22)	$0.05	$(0.21)

      If the Company had reported net income for the three months ended September 30, 2003 and the three and nine months ended September 30, 2002, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,013,000, 2,820,00 and 3,528,000 common stock equivalents, respectively (determined using the treasury stock method).

6.     Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(184)	$(17,280)	$4,202	$(17,100)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(351)	316	(562)	241
Foreign currency translation adjustment	151	11	315	388

Comprehensive income (loss)	$(384)	$(16,953)	$3,955	$(16,471)

7.     Recent Accounting Pronouncements

      In November 2002, the Emerging Issue Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has evaluated EITF 00-21 and determined that the Company’s

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 is not applicable to the Company.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. During October 2003, the FASB deferred the effective date for all public entities to apply FIN 46 to certain variable interest entities created before February 1, 2003 to the end of the first reporting period ending after December 15, 2003. VIEs created after January 31, 2003 and the disclosure requirements of FIN 46 are not subject to the deferral provision. The Company currently has no contractual relationship or other business relationship with a VIE and does not have any such plans, and therefore the adoption will not have an effect on the Company’s consolidated financial position or results of operations.

8.     Business Combination

      On September 29, 2003, the Company acquired Striva Corporation (“Striva”), a privately held mainframe data integration software vendor. The acquisition extends Informatica’s data integration and business intelligence software to include Striva’s mainframe technology for high-speed bulk data movement and solution for real-time change data capture in legacy and non-legacy environments. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $58.5 million, consisting of $30.7 million of cash and 3,192,248 shares of the Company’s common stock valued at $27.8 million, to acquire all of the outstanding common and preferred shares of Striva, including the assumption by the Company of all of the outstanding stock options issued pursuant to Striva’s stock option plan, which became options to purchase 345,187 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid and common stock issued	$58.5
Accrued merger costs	2.1
Fair value of options assumed, net of deferred stock-based compensation	1.0
Liabilities assumed	2.8

Total	$64.4

      The purchase price was allocated as follows:

Tangible assets acquired, net (including cash received of $0.4 million)	$2.5
Intangible assets:
Developed technology	1.8
Core technology	3.2
Customer relationships	0.9
Purchased in-process research and development	4.5
Goodwill	51.5

Total	$64.4

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount of the total purchase price allocated to the net tangible assets acquired of $2.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values based upon an independent appraisal, in accordance with the guidelines established in SFAS No. 141 (“SFAS 141”), “Business Combinations”, FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”) and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The fair values of these intangible assets were assigned, using the discounted cash flow method, using discount rates of 15% for developed technology and customer relationships, 20% for core technology and 25% for purchased in-process research and development (“IPR&D”). The amortization periods were determined using the estimated economic useful life of the asset. The developed technology is being amortized on a straight-line basis over fifteen months, the core technology from three to four years and the customer relationships over five years. Of the developed technology, core technology and customer relationships intangibles totaling $5.9 million, the Company expects to record amortization expense of approximately $0.6 million in the fourth quarter of 2003, and approximately $2.5 million, $1.1 million, $1.1 million, $0.5 million and $0.1 million in 2004, 2005, 2006, 2007 and 2008, respectively.

      The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended September 30, 2003, which was the quarter of acquisition, in accordance with FIN 4.

      The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill and amounted to approximately $51.5 million. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the goodwill will not be amortized but instead tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events. The Company anticipates that none of the $61.9 million of the goodwill and intangible assets recorded in connection with the Striva acquisition will be deductible for income tax purposes.

      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Business Combination” (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. Of the $2.1 million accrued merger costs included in the purchase price, $0.1 million was paid during the quarter ended September 30, 2003. As of September 30, 2003, $1.4 million was classified as current liabilities and $0.6 million was classified as noncurrent liabilities. The Company does not believe that any unresolved matters exist that would result in a material adjustment to the accrued merger costs, which would result in a change in the recorded goodwill balance.

      The total fair value of the options assumed was $2.3 million, of which $1.0 million was included in purchase price. The remaining $1.3 million was classified as deferred compensation and is being amortized over the remaining vesting period of the underlying awards. As a result of the acquisition, three employees of Striva granted the Company a right to repurchase, subject to continued employment, a certain number of shares of the Company’s common stock at a price of $0.001 per share. As a result, an additional $3.4 million (representing the closing stock price on the effective date of acquisition multiplied by the number of shares) was recorded as deferred stock-based compensation and is being amortized as the right to repurchase lapses. Of the total deferred stock-based compensation charges of $4.7 million, the Company expects to record amortization expense of approximately $0.7 million in the fourth quarter of the year ended December 31, 2003, and approximately $2.4 million, $1.4 million, $0.2 million and $11,000 in 2004, 2005, 2006 and 2007, respectively.

      The results of Striva’s operations have been included in the condensed consolidated financial statements. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company’s actual results of operations for the periods presented.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Restructuring Charges

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

      Net cash payments for the three and nine months ended September 30, 2003 related to the obligations under operating leases amounted to $1.1 million and $3.4 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2003 if the Company is unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of September 30, 2003, $16.3 million of facilities operating lease obligations, net of related costs and anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2003 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Cash	Non-Cash	September 30,
	2002	Adjustments	Payments	Charges	2003

Excess leased facilities	$19,706	$—	$(3,414)	$—	$16,292

      As of September 30, 2003, $4.9 million of the $16.3 million accrued restructuring charges was classified as current liabilities and the remaining $11.4 million was classified as noncurrent liabilities.

      In February 2003, the Company signed a sublease agreement with a privately held company for leased office space in San Francisco, California. The Company received sublease payments under the sublease agreement, which commenced in April 2003, of $0.1 million in the three months ended September 30, 2003 and expects to receive additional sublease payments of $0.1 million for the remaining three months of 2003, $0.3 million in 2004, $0.4 million in 2005, $0.4 million in 2006 and $0.1 million in 2007. The total payments of approximately $1.4 million under the sublease agreement exceed the restructuring sublease assumptions for the leased space by $0.8 million. The Company has deemed the subleasee to be not credit-worthy based on its financial condition. As a result, accrued restructuring charges were not reduced by the $0.8 million upon signing of the lease, and the Company will recognize the payments from the subleasee as a benefit to its results of operations as the $0.8 million payments of incremental sublease income are received. The payments received to date have been recorded as a reduction in accrued restructuring charges. If remaining payments

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are received when due, the benefit to the results of operations would be $0.3 million in 2005, $0.4 million in 2006 and $0.1 million in 2007.

10.	Stock Repurchase Plan

      On September 30, 2003, the Company’s one-year stock repurchase program expired. For the three and nine months ended September 30, 2003, the Company purchased 140,000 and 1,642,498 shares, respectively, at a cost of $1.0 million and $11.4 million for these periods. As of September 30, 2003, a total of 1,994,732 shares were purchased under this program at a cost of $13.2 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

11.	Warranties and Indemnification

      The Company generally provides a warranty for its software products and services to its customers for a period of three to nine months and accounts for its warranties under SFAS No. 5 (“SFAS 5”), “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2003 and December 31, 2002. To date, the Company’s product warranty expense has not been significant.

      The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under SFAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a five-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of September 30, 2003.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003 and are awaiting the Court’s ruling. The matter is currently in the discovery phase.

      The Company recently filed a complaint against Ascential Software Corporation in which the Company asserted that Ascential, and a number of former Informatica employees recruited and hired by Ascential, misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. In July 2003, the Company settled this lawsuit with Ascential. The settlement includes a consent judgment being entered against Ascential, and a permanent injunction enjoining Ascential from using, or further disseminating, confidential, sensitive Informatica information and materials. In addition, Ascential paid Informatica a sum of $1.6 million.

      The Company is also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company.

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

Recent Developments

      On September 29, 2003, we acquired Striva Corporation, a privately held mainframe data integration software vendor. The acquisition extends our data integration and business intelligence software to include Striva’s mainframe technology for high-speed bulk data movement and solution for real-time change data capture in legacy and non-legacy environments. We believe that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. Prior to the acquisition, we had an OEM relationship with Striva whereby we integrated Striva’s bulk data movement technology as part of our product offering. We paid $58.5 million, consisting of $30.7 million of cash and 3,192,248 shares of our common stock valued at approximately $27.8 million, to acquire all of the outstanding common and preferred shares of Striva, including the assumption by us of all of the outstanding stock options issued pursuant to Striva’s stock option plan, which became options to purchase 345,187 shares of our common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the total purchase price of Striva was allocated to the acquired assets, including goodwill and identified intangible assets, and assumed liabilities at their fair values as of the date of the acquisition. The results of Striva’s operations have been included in our condensed consolidated financial statements since the date of the acquisition.

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

      We recognize revenue in accordance with SOP 97-2, as amended and modified by SOP 98-9. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price is established by our authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration and business intelligence software sold directly to end users, we recognize revenue upon shipment when collectibility is probable. We ceased selling data warehouse modules in July 2003. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt. For our analytic application suites, which we ceased selling in July 2003, we recognized both the license and maintenance revenue ratably over the maintenance period, generally one year. Support for the analytic application suites for the first year was never sold separately and in consideration of the complexities of the implementation the customer was entitled to receive support services that were different than the standard annual support services of our other products. Our standard agreements do not contain product return rights.

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration and business intelligence software sold indirectly through our resellers and distributors, we recognize revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. We ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt.

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

Goodwill and Intangible Assets

      We account for business combinations in accordance with SFAS 141. We allocate purchase price to tangible assets, intangible assets, and liabilities based on fair values with the excess of purchase price amount being allocated to goodwill. The fair values of these intangible assets were assigned, using the discounted cash flow method, which discounts the present value of the free cash flows expected to be generated by the assets. Fair value allocated to in-process research and development was expensed in the period of acquisition while fair value allocated to developed technology, core technology and customer relationships was capitalized and is amortized over the estimated economic useful life of the asset. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill.

      We assessed goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill was tested for impairment on the adoption of SFAS 142 on January 1, 2002 and in the annual impairment test on October 31, 2002 using the two-step process required by SFAS 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management and with the assistance of third-party analysts. Management’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates being used to manage the underlying assumptions. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

      Based on these estimates, we determined that as of October 31, 2002 there were no indications of impairment of goodwill. Since October 31, 2002, there have been no indications of impairment and the next annual impairment test will occur as of October 31, 2003. However, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair value of the Reporting Unit, which may result in impairment of goodwill.

Restructuring Charges

      During 2002 and 2001, we recorded significant charges in connection with our excess facilities. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by estimated gross sublease income expected to be received over the remaining lease terms. These liabilities include management’s estimates pertaining to sublease activities. The charges we recorded in 2002 represented adjustments to the original assumptions we made in connection with the changes we recorded in 2001. We will continue to evaluate the commercial real estate market conditions quarterly to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 9 of notes to condensed consolidated financial statements in Item 1.

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

Results of Operations

Three and Nine Months Ended September 30, 2003 and 2002

      The following table presents certain financial data for the three and nine months ended September 30, 2003 and 2002 as a percentage of total revenues:

	Three		Nine
	Months		Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Consolidated Statements of Operations Data:
Revenues:
License	45%	47%	47%	52%
Service	55	53	53	48

Total revenues	100	100	100	100
Cost of revenues:
License	2	3	2	3
Service	19	20	19	20

Total cost of revenues	21	23	21	23

Gross profit	79	77	79	77
Operating expenses:
Research and development	24	24	23	24
Sales and marketing	40	44	42	45
General and administrative	10	11	11	10
Amortization of intangibles	—	—	—	1
Amortization of stock-based compensation	—	—	—	—
Purchased in-process research and development	9	—	3	—
Restructuring charges	—	36	—	12

Total operating expenses	83	115	79	92

Income (loss) from operations	(4)	(38)	—	(15)
Interest income and other, net	3	2	3	3
Litigation settlement	3	—	1	—

Income (loss) before income taxes	2	(36)	4	(12)
Income tax provision	2	—	1	—

Net income (loss)	—%	(36)%	3%	(12)%

Cost of license revenues, as a percentage of license revenues	4%	6%	3%	6%
Cost of service revenues, as a percentage of service revenues	35%	38%	36%	42%

Revenues

      Our total revenues were $50.7 million and $47.6 million for the three months ended September 30, 2003 and 2002, respectively, and $149.8 million and $145.3 million for the nine months ended September 30, 2003 and 2002, respectively. Our license revenues increased 2% to $22.8 million from $22.3 million for the three months ended September 30, 2003 and 2002, respectively, and decreased 6% to $70.6 million from $75.2 million for the nine months ended September 30, 2003 and 2002, respectively. The slight increase for the three months ended September 30, 2003 compared to the same period in 2002 was primarily due to higher average transaction sizes during the 2003 period. The increase in average transaction sizes for the three months ended September 30, 2003 did not offset the lower average transaction sizes experienced in the first half of 2003, therefore resulting in lower average transaction sizes for the first nine months of 2003 relative to those experienced in the same period in 2002. As a result, license revenues decreased for the nine months ended September 30, 2003 compared to the same period in 2002. Service revenues increased 10% to $27.9 million from $25.4 million for the three months ended September 30, 2003 and 2002, respectively and increased 13% to $79.2 million from $70.1 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in both 2003 periods was primarily due to an increase in maintenance revenues associated with strong renewal maintenance, partially offset by a small decrease in consulting services. For the fourth quarter of 2003, we expect maintenance revenue to remain strong based on our growing installed customer base, and we expect contributions from consulting and training services to remain relatively consistent with the first nine months of 2003 level.

      Our international revenues were $13.1 million and $13.3 million for the three months ended September 30, 2003 and 2002, respectively, representing a decrease of 2%, and $41.5 million and $35.6 million for the nine months ended September 30, 2003 and 2002, respectively, representing an increase of 17%. International revenues as a percentage of total revenues were 26% and 28% for the three months ended September 30, 2003 and 2002, respectively, and 28% and 25% for the nine months ended September 30, 2003 and 2002, respectively. The slight decrease in absolute dollar amounts for the three months ended September 30, 2003 compared to the same period in 2002 was due to continued economic weakness in Europe, and unlike earlier in the year, this weakness was not offset by contribution from Asia/Pacific. Most of our international sales have been in Europe. Sales outside of North America and Europe to date were 2% or less of total consolidated revenues for each quarter in the year ended December 31, 2002 and 7%, 4% and 4% of total consolidated revenues for the three months ended March 31, 2003, June 30, 2003 and September 30, 2003, respectively.

      As a result of the uncertain global economic conditions leading to the continued reduced and delayed IT spending by our customers and prospects, our ability to meet our forecasted sales for the fourth quarter of 2003 will be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the fourth quarter of 2003, as it has been through the first three quarters of 2003. In 2002, the general economic slowdown caused customer purchases to be reduced in amount, deferred or cancelled, and thereby reduced our overall license pipeline conversion rates through most of 2002. These trends continued to affect us through the first nine months of 2003, and they could continue to reduce the rate of conversion of the sales pipeline into license revenue in the fourth quarter of 2003 and future periods. See “Risk Factors — If we are unable to accurately forecast revenues, it may harm our business or results of operations.” and “Risk Factors — We expect seasonal trends to cause our quarterly revenues to fluctuate.” In addition, we recently released new versions of our business intelligence and data integration software. The degree of market acceptance for these products is currently uncertain. If we are not able to successfully license our products, our business would be adversely affected. See “Risk Factors — Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected”.

      In July 2003, we ceased direct sales of our analytic application suites and data warehouse modules, which we made available to our indirect channel partners. We will not receive any future revenue from the distribution of our analytic application suites and data warehouse modules by our independent channel partners. In addition, we will make appropriate efforts to provide support to our existing analytic application customers and to encourage our existing and prospective customers to work with these partners. Additionally, we may use elements of this technology in the future, which may generate revenues. If we are unable to successfully manage this transition, our results of operations could be adversely affected. See “Risk Factors — Changes in our product offerings may impact market acceptance of our products or adversely affect our results of operations.”

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $1.0 million and $1.4 million for the three months ended September 30, 2003 and 2002, respectively, representing approximately 4% and 6% of license revenues for those periods. Cost of license revenues was $2.2 million and $4.5 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 3% and 6% of license revenues for those periods. The decrease in absolute dollar amounts during the periods was due primarily to decreases in our percentage mix of royalty-bearing products. In addition, cost of license revenues for 2003 benefited from the renegotiation of certain OEM agreements. For the fourth quarter of 2003, we expect the cost of license revenues as a percentage of license revenues to fluctuate between the first nine months of 2003 level and the annual 2002 level.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and training revenues. Our cost of maintenance revenues consists primarily of costs associated with software upgrades, telephone and on-line support services and on-site visits. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Because we believe that providing a high level of support to customers is a strategic advantage, we have invested significantly in personnel and infrastructure. Cost of service revenues was $9.7 million and $9.8 million for the three months ended September 30, 2003 and 2002, respectively, representing approximately 35% and 38% of service revenues for those periods. Cost of service revenues was $28.7 million and $29.4 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 36% and 42% of service revenues for those periods. The small decrease in absolute dollar amounts for each of the 2003 periods compared to 2002 was primarily due to slightly lower headcount and related compensation expenses. For the fourth quarter of 2003, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first nine months of 2003 level.

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. To date, all software development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. Research and development expenses were $12.1 million and $11.3 million for the three months ended September 30, 2003 and 2002, respectively, representing approximately 24% of total revenues for both of those periods. Research and development expenses were $34.8 million and $34.9 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 23% and 24% of total revenues for those periods. The increase in absolute dollar amounts for the three months ended September 30, 2003 compared to the same period in 2002 was due primarily to a slight increase in compensation costs. In the first half of 2003, we opened an office in Bangalore, India with the goal of increasing research and development output while maintaining the same, or a lower, level of costs. For the fourth quarter of 2003, we expect research and development expenses as a percentage of total revenues will remain relatively consistent with the first nine months of 2003 level.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses were $20.4 million and $21.0 million for the three months ended September 30, 2003 and

2002, respectively, representing approximately 40% and 44% of total revenues for those periods. Sales and marketing expenses were $62.3 million and $64.9 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 42% and 45% of total revenues for those periods. The decrease in absolute dollar amounts for the 2003 periods was due primarily to decreased cost of sales programs, travel expense and compensation costs as a result of decreased headcount. For the fourth quarter of 2003, we expect sales and marketing expenses as a percentage of total revenues will remain relatively consistent with the nine months of 2003 level.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses were $5.2 million and $5.3 million for the three months ended September 30, 2003 and 2002, respectively, representing approximately 10% and 11% of total revenues for those periods. General and administrative expenses were $16.0 million and $15.1 million for the nine months ended September 30, 2003 and 2002, respectively, representing approximately 11% and 10% of total revenues for those periods. The increase in absolute dollar amounts for the nine months ended September 30, 2003 period was primarily due to increased costs paid to outside legal and financial professional service providers. For the fourth quarter of 2003, we expect general and administrative expenses as a percentage of total revenues will remain at or slightly below the first nine months of 2003 level.

      We had no bad debt expense charged to operations for the three months ended September 30, 2003 compared to a bad debt expense of $0.1 million for the same period in 2002. Bad debt expense charged to operations was $0.2 million and $0.3 million for the nine months ended September 30, 2003 and 2002, respectively, representing less than 1% of total revenues in each of these periods.

Amortization of Intangibles

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Other intangible assets include core technology and patents. We recorded goodwill and other intangible assets in connection with the acquisitions of Striva in 2003, syn-T-sys and Informatica Partners in 2001 and Delphi Solutions AG, Zimba and QRB Developers in 2000 as well as the strategic alliance with PricewaterhouseCoopers (“PwC”) in 2000.

      As required by SFAS 142, we ceased amortization of goodwill as of January 1, 2002. We continue to amortize identifiable intangible assets on a straight-line basis over their expected useful lives ranging from fifteen months to five years. Amortization of intangible assets amounted to $0.1 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2003 and 2002, respectively. For the intangible assets that we will continue to amortize, we expect amortization expense to be approximately $0.6 million for the fourth quarter of 2003 and approximately $2.5 million, $1.1 million, $1.1 million, $0.5 million and $0.1 million in 2004, 2005, 2006, 2007 and 2008, respectively.

      It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions could result in additional merger and acquisition related expenses and any impairment of goodwill and other intangible assets could result in incremental expense.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $22,000 and $52,000 for the three months ended September 30, 2003 and 2002, respectively, and $65,000 and $0.2 million for the nine months ended September 30, 2003 and 2002, respectively. We expect to record amortization of stock-based compensation of approximately $0.7 million in the fourth quarter of 2003, and approximately $2.4 million, $1.4 million, $0.2 million and $11,000 in 2004, 2005, 2006 and 2007.

Purchased In-Process Research and Development

      On September 29, 2003, we acquired Striva, a privately held mainframe data integration software vendor. Based on an independent appraisal of the identified intangible assets, $4.5 million of the total purchase price was allocated to purchased in-process research and development, which was expensed in the quarter of acquisition for the quarter ended September 30, 2003, in accordance with FIN 4. See Note 8 of notes to condensed consolidated financial statements in Item 1.

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

      Net cash payments for the three and nine months ended September 30, 2003 related to the obligations under operating leases amounted to $1.1 million and $3.4 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2003 if we are unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of September 30, 2003, $16.3 million of facilities operating lease obligations, net of related costs and anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007. If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. If we do not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      In February 2003, we signed a sublease agreement with a privately held company for leased office space in San Francisco, California. We expect to receive sublease payments under the sublease agreement, which commenced in April 2003, of $0.1 million for the remaining three months of 2003, $0.3 million in 2004, $0.4 million in 2005, $0.4 million in 2006 and $0.1 million in 2007. The payments of approximately $1.4 million under the sublease agreement exceed the restructuring sublease assumptions for the leased space by $0.8 million. We have deemed the subleasee to be not credit-worthy based on its financial condition. As a result, accrued restructuring charges were not reduced by the $0.8 million upon signing of the lease, and we will recognize the payments from the subleasee as a benefit to our results of operations as the $0.8 million payments of incremental sublease income are received. In the three and nine months ended September 30, 2003, payments of $0.1 million and $0.2 million, respectively, were received and recorded as a reduction in accrued restructuring charges. If remaining payments are received when due, the benefit to the results of operations would be $0.3 million in 2005, $0.4 million in 2006 and $0.1 million in 2007.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $1.3 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively, and $3.7 million and $4.7 million for the nine months ended September 30, 2003 and 2002, respectively. The decreases during the 2003 periods were primarily due to lower interest income earned on our cash, cash equivalents, investments and restricted cash, partially offset by foreign currency gains. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Litigation Settlement

      In July 2003, we received and recorded a litigation settlement of $1.6 million for the three and nine months ended September 30, 2003. We did not record any amounts for litigation settlements for the three and nine months ended September 30, 2002.

Income Tax Provision

      We recorded an income tax provision of $0.8 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. We recorded a provision for income tax of $0.1 million and $0.3 million for the three and nine months ended September 30, 2002, respectively, which primarily represents foreign income and withholding taxes attributable to foreign operations. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the quarter ended September 30, 2003 differed from the recorded income tax provision primarily due to the non-deductible charge for in-process research and development, foreign withholding taxes, and the realization of a portion of previously unbenefitted tax attributes.

Recent Accounting Pronouncements

      In November 2002, the EITF reached a consensus on EITF 00-21, which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements we enter into in fiscal periods beginning after September 15, 2003. We have evaluated EITF 00-21 and determined that our multiple element arrangements fall within the scope of SOP 97-2 and therefore, EITF 00-21 is not applicable.

      In January 2003, the FASB issued FIN 46, which establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. During October 2003, the FASB deferred the effective date for all public entities to apply FIN 46 to certain variable interest entities created before February 1, 2003 to the end of the first reporting period ending after December 15, 2003. VIEs created after January 31, 2003 and the disclosure requirements of FIN 46 are not subject to the deferral provision. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans, and therefore the adoption will not have an effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of September 30, 2003, we had $218.3 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Operating activities provided cash of $19.5 million and $13.5 million for the nine months ended September 30, 2003 and 2002, respectively. For both periods, cash provided by operating activities was primarily due to net income (loss) adjusted for non-cash charges for depreciation and amortization, and the changes in operating assets and liabilities. The cash provided by operating activities for the nine months ended September 30, 2003 included an adjustment for a charge for purchased in-process research and development and decreases in accounts receivable and prepaid expenses, other current assets and accounts payable and other current liabilities, partially offset by an increase in deferred revenue and payments of accrued restructuring charges.

      Investing activities provided cash of $23.1 million for the nine months ended September 30, 2003 and used cash of $70.7 million for the nine months ended September 30, 2002. Of the $23.1 million cash provided by investing activities for the nine months ended September 30, 2003, $147.9 million was generated from the sale and maturities of investments, partially offset by $92.7 million used in the purchase of investments, $30.3 million was paid as cash consideration in the acquisition of Striva and $1.8 million was used in the purchase of property and equipment.

      Financing activities used cash of $4.9 million for the nine months ended September 30, 2003 and provided cash of $7.5 million for the nine months ended September 30, 2002. Of the $4.9 million cash used in financing activities for the nine months ended September 30, 2003, $11.4 million was used in the repurchases and retirements of common stock, offset by the proceeds from the issuances of common stock of $6.5 million.

      We lease certain office facilities and equipment under noncancelable operating leases. Our payment obligations under these operating leases are included in the table below under the caption “Operating Leases.” During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Our operating lease obligations in the table below include approximately $13.5 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in accrued restructuring charges as of September 30, 2003. See Note 9 of notes to the condensed consolidated financial statements in Item 1. During 2002 and 2003, we signed sublease agreements for leased office space in Palo Alto and San Francisco, California and Carrollton, Texas. Our expected sublease income from these sublease agreements is included in the table below under the caption “Sublease Income.”

      Our future minimum lease payments as of September 30, 2003 under noncancelable operating leases with original terms in excess of one year and sublease income are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2003	$4,632	$258	$4,374
2004	18,865	1,042	17,823
2005	18,488	913	17,575
2006	18,001	432	17,569
2007	16,802	101	16,701
Thereafter	93,960	—	93,960

Total	$170,748	$2,746	$168,002

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

      On September 30, 2003, our one-year stock repurchase program expired. For the three and nine months ended September 30, 2003, we purchased 140,000 and 1,642,498 shares, respectively, at a cost of $1.0 million and $11.4 million for those periods. As of September 30, 2003, a total of 1,994,732 shares were purchased under this program at a cost of $13.2 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

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

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations could cause our stock price to also significantly fluctuate or experience declines. Some of the factors that could cause our operating results to fluctuate include:

•	the size and timing of customer orders, which can be affected by customer order deferrals in anticipation of future new product introductions or product enhancements and customer budgeting and purchasing cycles;

•	the length and variability of our sales cycle for our products;

•	general economic and political conditions, including warfare and terrorist activities, which may affect our customers’ capital investment and information technology spending levels;

•	market acceptance of our products;

•	the mix of our products and services sold and the mix of distribution channels utilized;

•	our success with our sales and marketing programs;

•	our ability to successfully assimilate and integrate new personnel and technology acquired as a result of strategic acquisitions and investments;

•	announcement, introduction or enhancement of our products or our competitors’ products and changes in our or our competitors’ pricing policies;

•	our ability to develop, introduce and market new products on a timely basis;

•	technological changes in computer systems and environments; and

•	increased competition from partnerships formed by our current and former partners and our competitors.

      Our license revenues are not predictable with any significant degree of certainty and are vulnerable to short-term fluctuations in customer demand. Because we do not have a substantial backlog of orders, our license revenues generally reflect orders shipped in the same quarter they are received. In addition, license revenue recognition from certain international customers, resellers, distributors and OEMs are dependent on cash collections. Historically, we have recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. If customers cancel or delay orders it can have a material adverse impact on our revenues and results of operations for the quarter. To the extent any such cancellations or delays are for large orders, this impact will be greater. To the extent that the average size of our orders increases, customer cancellations or delays of orders will more likely harm our revenues and results of operations.

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

      We recently ceased direct sales of our analytic application suites and data warehouse modules and renewed our focus on our data integration and business intelligence software; however, we have made this packaged analytic content available to our indirect channel partners. The success of this product transition is subject to significant risks, including the following:

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

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. In addition, our current sales pipeline may contain forecasted opportunities for our analytic application suites or our data warehouse modules that will be transitioned to our systems integration and software application partners, which may impact: (1) our ability to convert the sales pipeline into license revenues; and (2) the amount of license revenues generated from the sales pipeline. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly plan or budget and thereby adversely affect our business, financial condition or results of operations. In particular, the general economic slowdown has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002. We continued to experience a decrease in our pipeline conversion rate due to the war in Iraq in the first half of 2003 and continued uncertain economic conditions leading to reduced and delayed IT spending in the first nine months of 2003. This economic uncertainty could continue to adversely affect the size of the sales pipeline and the rate of conversion of the sales pipeline into license revenue in the future.

The market in which we sell our products is highly competitive.

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Many of our competitors or potential competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do, and prospective customers may prefer to purchase from such larger competitors or potential competitors. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Additionally, if any of our current or potential competitors consolidate their operations, and as a result provide a broader suite of software products or solutions, our ability to market and sell our software products could be impaired. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations or financial condition. We compete principally against providers of integration software products. Such competitors include Ascential Software, Embarcadero Technologies, Group 1 Software, Sagent Technologies and certain privately held companies.

      In addition, we compete against business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, Cognos, Hyperion Solutions, Microstrategy and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems.

Our business could suffer as a result of our strategic acquisitions and investments.

      In September 2003, we acquired Striva, a privately held mainframe data integration software vendor. Our attempts to effectively integrate Striva, its intellectual property and its personnel, will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:

•	the loss of key personnel, customers and business relationships;

•	difficulties associated with assimilating and integrating the technology, new personnel and operations of Striva or other acquired companies;

•	the potential disruption of our ongoing business;

•	the expense associated with maintenance of uniform standards, controls, procedures, employees and clients;

•	the risk of product malfunction after new technology is integrated;

•	the diversion of resources from the development of our own proprietary technology;

•	our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs;

•	the assumption of contracts or agreements which may contain terms or conditions which are unfavorable to us; and

•	the risk of long-lived asset impairment write-offs.

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

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. For example, we believe that companies in a variety of industries have delayed, reduced or cancelled technology purchases because of such events as the terrorist actions of September 11, 2001 and the military actions in Afghanistan and Iraq. In particular, we experienced the impact of the September 11, 2001 events in the fourth quarter of 2001 and the economic slowdown in 2001 and 2002 with reductions in capital expenditures by our end-user customers, longer sales cycles, deferral or delay of purchase commitments for our products. We also believe that in the first half of 2003 our license revenues were negatively impacted by the war in Iraq. Moreover, these factors may have also negatively impacted the rate of market acceptance of our business intelligence product. As a result, if a wider or global economic slowdown occurs, or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for the fourth quarter of 2003. These conditions would negatively affect our business and results of operations. In addition, weakness in the end-user market could negatively affect the cash flow of our reseller customers who could, in turn, delay their payment obligations to us. This would increase our credit risk exposure, which would harm our financial condition.

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

      The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. If this market does not meet our forecasts at the rate we anticipate, we will not be able to sell as much of our software products and services, and our business, results of operations and financial condition will be adversely affected. One of the reasons this market might not grow as we anticipate is that many companies are not yet fully aware of the benefits of using these software products to help make business decisions or the benefits of our specific products. As a result, we believe that only a limited number of large companies have deployed these software products. Although we have devoted and intend to continue to devote significant resources promoting market awareness of the benefits of these products, our efforts may be unsuccessful or insufficient.

Because we sell a limited number of products, if these products do not achieve broad market acceptance, our revenues will be adversely affected.

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence products and related services. We expect revenues derived from our data integration and business intelligence software and related services to comprise substantially all of our revenues for the foreseeable future since we have ceased direct sales of our analytic application suites and data warehouse modules. Even if the emerging software market in which these products are sold grows substantially, if any of these products do not achieve market acceptance, our revenues could decrease. In particular, we recently released our new business intelligence product, and the degree of market acceptance for this product is currently uncertain. Market acceptance for these products could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

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

      We have a number of relationships with resellers, systems integrators and distributors, which assist us in obtaining broad market coverage for our products and services. We have generally avoided exclusive relationships with resellers and distributors of our products. Our discount policies, sales commission structure and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts. Any failure to minimize potential channel conflicts could materially and adversely affect our business, operating results and financial condition.

Any significant defect in our products could cause us to lose revenue and expose us to product liability claims.

      The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations or lack of market acceptance of our products, and as a result, harm our business, results of operations or financial condition. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors. For example, we issued corrective releases to fix problems with the version of our PowerMart product released in the first quarter of 1998. As a result, we had to allocate significant customer support resources to address these problems.

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

      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003, we settled a case against Ascential Software Corporation for misappropriation of trade secrets. See Part II, Item 4, Legal Proceedings.

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

      From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products or technologies. Future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities. There can be no assurance that any strategic acquisition or investment will succeed. Any future acquisition or investment could harm our business, financial condition and results of operations.

We may be required to recognize additional non-cash charges against earnings if our management determines in the future that the remaining balance of goodwill was impaired.

      Based on a valuation of the intangible assets acquired though our investment and acquisition activity, a significant portion of the purchase price of such acquisitions was allocated to goodwill. In accordance with FAS 142, goodwill recorded as a result of these transactions will not be amortized but will be tested for impairment annually, or more frequently if there are indicators of impairment. If our management were to determine in the future that the goodwill was impaired, we would be required to recognize a non-cash charge to write down the value of this goodwill, which would reduce our earnings.

Our certificate of incorporation and bylaws contain provisions that could discourage a takeover.

      Our certificate of incorporation and bylaws contain provisions that might enable our management to resist a takeover. These provisions might discourage, delay or prevent a change in the control of Informatica or a change in our management. In addition, we have adopted a stockholder rights plan. Under the plan, we issued a dividend of one right for each outstanding share of common stock to stockholders of record as of November 12, 2001, and such rights will become exercisable only upon the occurrence of certain events. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us — or a significant percentage of our outstanding capital stock — without first negotiating with our Board of Directors regarding such acquisition.

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

      As of September 30, 2003, the average rate of return on our investments was 1.4%. A hypothetical increase or decrease in market interest rates by 10% from the market interest rates as of September 30, 2003 would not cause the fair value of our cash and cash equivalents and investments to change by a material amount. However, declines in interest rates will, over time, reduce our interest income.

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

      We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. “Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta / BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003 and are awaiting the Court’s ruling. The matter is currently in the discovery phase.

      We recently filed a complaint against Ascential Software Corporation in which we asserted that Ascential, and a number of former Informatica employees recruited and hired by Ascential, misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. In July 2003, we settled this lawsuit with Ascential. The settlement includes a consent judgment being entered against Ascential, and a permanent injunction enjoining Ascential from using, or further disseminating, confidential, sensitive Informatica information and materials. In addition, Ascential paid Informatica a sum of $1.6 million.

      We are also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on our results of operations, cash flows or its financial position.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      During the three months ended September 30, 2003, we filed the following Current Report on Form 8-K:

      We filed a Form 8-K on July 17, 2003 under “Item 12. Results of Operations and Financial Condition” furnishing our press release reporting our results of operations for the three months ended June 30, 2003.

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

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: November 6, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.