Form 10-K
period 2003-12-31
INFORMATICA CORP
filed 2004-03-12
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     As of June 30, 2003, there were 80,023,167 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2003) was $526,455,622. Shares of the registrant’s Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 27, 2004, there were 85,332,386 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2003.

INFORMATICA CORPORATION

ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2003

PART I

Item 1.	Business

Overview

      Informatica Corporation is a leading provider of data integration and business intelligence software. Using Informatica products and services, Global 2000 large to mid-size companies can integrate and transform enterprise data from any system into timely, accurate business insight for improving business performance, increasing customer lifetime value, streamlining supply chain operations and proactively managing regulatory compliance. Our products are designed to help our customers gain valuable insight into their business, which they can use to help improve business performance, increase customer satisfaction and enhance competitive advantage.

      Over the last two decades, companies have made significant investments in a variety of transactional applications — including Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply Chain Management (SCM) software — to automate specific business functions, including general ledger, human resources, customer relationships, and the supply chain. The ultimate goal of deploying these applications is to make businesses more efficient through automation. However, these transactional applications generate massive volumes of information in disparate software systems that typically do not talk to each other or share data. Organizations are now finding that the strategic value of information technology goes beyond process automation. Companies are realizing that, to make better business decisions, they need to have one unified and complete view of all of the information about their customers, suppliers and operations. When armed with one comprehensive view of their business, IT and decision makers can use that information to collaborate internally or externally with their customers, suppliers and partners to improve performance and productivity.

      We address this need with the Informatica platform: a unified data integration and business intelligence software solution. Our products are designed to integrate data from the enterprise’s various systems for the delivery of insight to business users across the entire organization, helping them to make better decisions — ultimately turning information into competitive advantage. The Informatica platform handles a broad range of enterprise-wide integration projects including: business intelligence/ data warehousing, legacy migration, data synchronization, consolidation, reconciled single view/ reference hub and real-time Business Activity Monitoring (BAM). The Informatica platform helps enable and accelerate data integration, metadata management and business intelligence initiatives, allowing enterprises to improve strategic aspects of their business performance, including direct and indirect sales, marketing, customer service, operations, finance, human resources, procurement, manufacturing, and supply chain.

      We recently acquired Striva Corporation, a provider of mainframe integration solutions with whom we have had an OEM relationship for over two years. Striva’s patented technology, which includes mainframe solutions for high-speed bulk data movement and real-time change capture, can help companies more effectively access the vast amounts of enterprise data on mainframes for mission-critical business decisions. The acquisition of Striva will permit us to fully incorporate Striva’s hi-speed mainframe data movement technology into our existing software products. We expect this combination to allow us to extend the reach of our enterprise data integration and business intelligence products in order to meet the growing customer demand for mainframe data integration across transactional, operational and analytical systems.

      We have over 1,900 customers from a wide variety of industries ranging from high technology to manufacturing, and from financial services to telecommunications. We market and sell our software and services through our direct sales force in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. We maintain relationships with a variety of strategic partners to jointly develop, market, sell and/or implement our solutions. We also have relationships with distributors in various regions, including Asia-Pacific, Australia, Europe, Japan and Latin America, who sublicense our products and provide service and support within their territories. More than 40 independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

      We began selling our first products in 1996. To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a much lesser extent, business intelligence products and related services. We have incurred significant net losses since our inception, including net losses of $15.6 million and $45.0 million in 2002 and 2001, respectively. Although we were profitable in 2003, we may not consistently achieve profitability in the future. See “Risk Factors — We have a limited operating history and a history of losses, which makes it difficult to evaluate our operations, products and prospects for the future.” As of December 31, 2003, we had an accumulated deficit of $90.7 million.

      Our corporate headquarters are located at 2100 Seaport Boulevard, Redwood City, California 94063, and our telephone number at that location is (650) 385-5000. We can also be reached at our Web site at www.informatica.com; however, the information in, or that can be accessed through, our Web site is not part of this report. We were incorporated in California in February 1993 and reincorporated in Delaware in April 1999.

      A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, or the SEC.

Our Products

      Our products help our customers to better manage information complexity in their organization. Our adaptive software provides improved data integrity and greater visibility of enterprise data and processes.

      Our data integration products feature an adaptive, high performance and scalable architecture designed to accommodate the demanding requirements of large and growing global organizations. Our data integration products access and transform data from a large variety of systems and deliver it to other transactional systems, data warehouses and analytic applications. PowerCenter 7 is the latest release of our data integration platform and features several innovations that facilitate team-based development, data profiling, web services and grid computing in a highly secure environment. In addition, with the acquisition of Striva, we strengthened our PowerExchange product family to enable organizations to access batch and changed data from complex mainframe, legacy and relational systems and deliver that data at the frequency demanded by the business.

      Our business intelligence software, PowerAnalyzer, is an Internet-centric product designed to meet our customers’ overall business intelligence requirements, including dashboards, scorecarding, query and analysis, reporting and advanced analytics. PowerAnalyzer is designed to give IT staff and end users intuitive access to critical, personalized data at the point of work. PowerAnalyzer allows users to be alerted to, navigate through and interact with key business metrics such as sales trends, customer order records and supplier scorecards on a real-time basis.

      The Informatica platform also includes Informatica SuperGlue. Introduced in 2003, SuperGlue is an enterprise metadata management solution that integrates metadata from disparate systems and offers visualization and analysis capabilities for enhanced understanding of an organization’s IT environment. Using SuperGlue, IT staff and business decision makers gain cross-system visibility that helps enable rapid impact assessment as changes occur in the business, investigate the origins of the data driving business decisions and identify information asset redundancies. With SuperGlue, organizations can benefit from enhanced corporate agility, greater confidence in their data, and increased cost savings.

      Products included in the Informatica platform are summarized in the table below:

Product	Description	Benefit

Informatica PowerCenter	Adaptive enterprise data integration software for accessing, integrating and delivering data — from any system to any system.	With its adaptive architecture, enterprises can lower initial and ongoing costs, while enabling faster deployments and greater flexibility throughout the management of enterprise-wide information.
Informatica PowerExchange	Robust data access software for gathering bulk and changed data from complex mainframe, legacy and relational databases and make that data available to a wide range of targets and projects.	Offers a cost-effective, secure, reliable and automated data acquisition method for delivering bulk and incrementally changed data from complex systems without the need for special knowledge and without exhausting resources.
Informatica SuperGlue	Enterprise metadata management software for integrating, visualizing and analyzing metadata from disparate systems.	Enables cross-system visibility for rapid impact assessment as changes occur in enterprises.
Informatica PowerAnalyzer	A scalable platform for building and deploying Web-based analytic dashboards, reports, analytic workflows, alerts and indicators, with mobile device delivery capability.	Allows companies to deploy real- time, customizable analytics to a broad range of decision-makers across the enterprise, resulting in better-informed decisions.

Services

      We offer a comprehensive set of professional services, including product-related customer support, consulting services and training. Through our technical support centers in the United States, the United Kingdom and the Netherlands, we offer technical support on a global basis to customers and partners over the phone, via e-mail and online via Informatica’s Customer Portal. Our consulting services range from designing and deploying our products to data transformation and performance tuning. Our consulting strategy is to provide specialized expertise regarding our products to enable our end user customers and systems integrator partners to successfully implement our integration products. We also offer a comprehensive curriculum of product-related training to help our customers and strategic partners build proficiency in using our products. In 2001, we established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.

      In addition to our comprehensive services offering, our professional services consultants use a standard methodology/framework — Informatica Velocity — for the implementation of our data integration projects. Informatica Velocity covers each of the major project phases, including Manage, Architect, Design, Build, Deploy, and Operate. Where applicable, Velocity includes best practices and techniques culled from our collective experience, assisting our clients in thousands of implementations. Informatica Velocity represents our goal of bringing Informatica Professional Services field experience to bear in ensuring successful implementations of our products.

Our Strategic Partners

      Our strategic partners include industry leaders in enterprise software, computer hardware and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology and provide complementary products and services to our joint customers. Our systems integrator partners that generated over $1,000,000 each in license and services orders in 2003 were Accenture, AMS, BearingPoint, Deloitte Consulting, EDS, IBM, Logan Britton and Wipro. Our current OEM Partners which generated over $500,000 each in royalties for us in 2003 are i2 Technologies, Siebel Systems and webMethods.

      Additionally, in 2003 we expanded our existing relationship with IBM whereby the two companies will jointly integrate, market and sell advanced business intelligence solutions worldwide. The relationship will help us more tightly integrate our entire product line with key IBM hardware and software platforms, enabling customers to significantly speed development, increase effectiveness and reduce the cost of their integration and business intelligence environments.

Our Customers

      Our customers include leading companies from a wide range of industries and major governmental and educational institutions. A representative sampling of our customers who have each purchased at least $750,000 of our software and related services since January 1999 includes:

Financial
Services

ABN AMRO Bank

American Express

Bank of Tokyo

Barclays

Citigroup

Credit Suisse First Boston

Deutsche Bank

Fair, Isaac

Goldman Sachs

JP Morgan

Merrill Lynch

Morgan Stanley

Nationwide Financial Services

Societe Generale

UBS

Washington Mutual	Insurance Aegon USA Allstate Blue Cross/ Blue Shield CNA Hartford Met Life Northwestern Mutual Insurance Prudential United Services Automobile Association	Manufacturing/ High Tech Avnet Boeing Brocade Cargill Cisco ConAgra DaimlerChrysler Gateway General Electric Hewlett-Packard Lockheed Martin Motorola Philips Solectron Siemens Toyota Verisign	Communications AT&T Bell Atlantic Cingular Wireless Deutsche Telekom MCI NTL Sprint Telcordia Vodafone Verizon	Pharmaceuticals/ Chemicals Abbott Laboratories Amgen AstraZeneca Bristol-Meyers Squibb Corning Eli Lilly GlaxoSmithKline Johnson & Johnson Pfizer Roche

Retail/ Consumer Packaged Goods Best Buy EBay HE Butt Grocery Nestlé PepsiCo	Utilities/ Energy American Electric Power EDF GDF Florida Power & Light Pacific Gas & Electric TransCanada Pipelines Waste Management	Government

Center for Medicare and Medical Services

Federal Bureau of Investigation

Internal Revenue Service

National Institute of Health

National Security Agency

Tricare Management Activities

US Air Force

US Army

US Department of Homeland Security

US Customs Service

US Post Office	Other American Home Products Dun & Bradstreet EDS Federal Express Freightliner Sysco Tetra Pak Data Systems Tribune Universal Studios University of Illinois Walt Disney

Our Market Positioning

      Comprehensive Data Integration Platform. Our strategy is to provide our customers with a comprehensive data integration platform to help them quickly and cost effectively implement data integration and business intelligence solutions to maximize their information assets and improve their IT performance and business effectiveness. The combination of our products PowerCenter, SuperGlue, PowerAnalyzer and PowerExchange provide our customers with a comprehensive data integration platform, offering low total cost of ownership, fast time to value and low risk to business changes.

      Real-Time, Highly Scalable and Flexible Data Integration, Metadata Management and Insight. Our products are designed to support the needs of large global enterprises using our highly scalable and adaptable architecture. This year we introduced the incorporation of team-based development, data profiling, web services and grid computing in a highly secure environment into our data integration product offering.

      In addition, our products are developed to interoperate with major software applications, tools and technologies. The open architecture design of our products helps enable our customers to leverage their existing investment in computing platforms, applications and data sources, and provide the flexibility to adapt to future standards. Our metadata management capabilities help enable cross-system visibility for rapid impact assessment as changes occur in enterprises, and provide the audit trail necessary to deliver confidence in data lineage to IT and the business.

      Our ability to access bulk and changed data from complex mainframe, legacy, and distributed RDBMSs and combine it with near real-time data movement capabilities enables our products to keep disparate databases and systems synchronized and maintain one view of the truth among different applications. Our business intelligence software is built with modern, intuitive dashboards, scorecards and guided analysis tools and can be pushed out to a variety of mobile devices.

      Significant Installed Customer Base and Community of Developers. We have an installed customer base that spans a wide range of industries. As of December 31, 2003, over 1,900 customers around the world and 83% of the Fortune 100 companies have licensed our products. The Informatica Developer Network, created in 2001, has grown to over 12,000 members in eighty countries using Informatica’s products to build their own data warehouses and analytic solutions. Our success at each customer site serves to strengthen our brand awareness while providing an opportunity to up-sell and cross-sell additional products.

      Strong Base of Leading Strategic Partners. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators and hardware vendors. These alliances provide sales and marketing leverage and access to required technology, while also providing complementary products and services to our joint customers. More than 40 companies now OEM our core products. In sum, more than 300 companies market and resell our products around the world.

Research and Development

      As of December 31, 2003, we employed 250 people in our research and development organization. This team is responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and program management. Members from each discipline, along with a product-marketing manager from our marketing department, form separate product teams that work closely with sales, marketing, services, customers and prospects to better understand market needs and user requirements. These product teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

      When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time-to-market without compromising competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.

      In 2003, Informatica continued to make use of a small offshore development team based in the Netherlands for work on portions of our business intelligence platform. Also in 2003 we expanded our offshore development to India to do quality assurance and development on our data integration and business intelligence platforms. This offshore development is intended to increase development productivity. Our research and development expenditures were $47.3 million in 2003, $45.6 million in 2002, and $46.3 million in 2001.

Sales, Marketing and Distribution

      We market and sell software and services through both our direct sales force and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and also through various regions around the world. As of December 31, 2003, we employed 267 people in our sales and marketing organization worldwide.

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

      Our sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation and contract negotiation. Although the typical sales cycle requires three to six months, some sales cycles in the past have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts and assessing needs prior to our introduction to the customer. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.

      In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. They resell our products, bundling them, in most cases, with their broader service offerings. In other cases, they influence direct sales of our products. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.

Intellectual Property and Other Proprietary Rights

      Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have seven patents granted in the U.S., 17 patent applications pending in the U.S., and 40 corresponding international patent applications pending.

Competition

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ascential Software, Embarcadero Technologies, Group 1 Software and certain privately-held companies. In addition, we compete against business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems.

      We currently compete more on the basis of our products’ functionality than on the basis of price. Additionally, we compete on the basis of certain other factors, including:

•	product capabilities including openness, standards, performance, scalability, ease of use and reliability;

•	low total cost of ownership encompassing reusability, reduced training, pricing, low maintenance and productivity gains;

•	time to market;

•	services and support;

•	relationships with strategic partners that can help market and sell our products; and

•	proven success and experience.

      We believe that we currently compete favorably with respect to the above factors. For a further discussion of our competition, see “Risk Factors — If we do not compete effectively with companies selling data integration and business intelligence products, our revenues may not grow and could decline.”

Employees

      As of December 31, 2003, we had a total of 800 employees, including 250 people in research and development, 267 people in sales and marketing, 181 people in consulting, customer support and training and 102 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

Item 2.	Properties

      Our headquarters are located in two buildings at the Pacific Shores Center in Redwood City, California. These buildings comprise 290,300 square feet of office space and are leased through July 2013. We also lease

6,500 square feet of office space for sales activities in New York, New York through February 2010 and 5,300 square feet of office space for sales, professional services and product development activities in Plano, Texas through October 2007 (with two five-year renewal options). We occupy approximately 10,000 square feet of office space in Maidenhead, United Kingdom for our European headquarters leased through May 2010 and approximately 9,600 square feet of office space in Amsterdam, the Netherlands through October 2007 (with a five-year renewal option). We assumed operating leases as the result of our acquisition of Striva Corporation in September 2003 for office space in Uxbridge, England, Scotts Valley, California and Austin, Texas, which comprise approximately 5,500 square feet, 6,700 square feet and 11,600 square feet, and expire in December 2004, May 2005 and July 2004, respectively. We also lease other office space in the United States and other various countries under operating leases.

      In addition, we lease excess office space in Palo Alto, California, Carrolton, Texas and San Francisco, California. We lease 30,000 square feet in Palo Alto, California under a lease that expires in July 2007, of which 23,000 square feet is subleased under two separate subleases from October 2002 through September 2005. In November 2002, we subleased the entire 29,000 square feet in Carrollton, Texas for the remainder of the lease term through January 2006. In San Francisco, California we lease approximately 19,200 square feet under a lease that expires in March 2007, which is entirely subleased through the remainder of the lease term. In Redwood City, California, 4,000 square feet is subleased from November 2003 to May 2005. We are still attempting to sublease our surplus properties for the remaining lease terms. See Notes 6 and 7 of the notes to the consolidated financial statements in Item 8.

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

      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the Section 10(b) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(b) and 20(a) claims against the Informatica defendants and 62 other individual defendants.

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

      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing;” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003 and are awaiting the Court’s ruling. The matter is currently in the discovery phase.

      We are also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on the results of operations, cash flows or our financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

Executive Officers of the Registrant

      The following table sets forth certain information concerning our executive officers as of March 1, 2004:

Name	Age	Position(s)

Gaurav S. Dhillon	38	Chief Executive Officer, President and Director
Earl E. Fry	45	Chief Financial Officer, Executive Vice President and Secretary
Clive A. Harrison	46	Executive Vice President, Worldwide Field Operations
Girish Pancha	39	Executive Vice President of Products
Paul Albright	41	Chief Marketing Officer, Executive Vice President

      Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

      Mr. Dhillon is one of our co-founders and has been our Chief Executive Officer and a member of our Board of Directors since our inception. Mr. Dhillon was the Secretary through July 2002. Prior to co-founding Informatica in February 1993, Mr. Dhillon was employed by Sterling Software from December 1991 to November 1992, where his last position was Project Manager. Prior to that, he was a Systems Architect with Unisys Corporation. Mr. Dhillon holds a B.S. degree in electrical engineering from Punjab University, India.

      Mr. Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Frye became the Secretary. In August 2003, Mr. Frye was promoted to Executive Vice President. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at

C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree in finance and marketing from Stanford University.

      Mr. Harrison originally joined us as Senior Vice President, Sales in January 1996 and served as Executive Vice President, Worldwide Field Operations from January 1999 to August 2001. After a one-year hiatus, Mr. Harrison returned as Executive Vice President, Worldwide Field Operations in August 2002. Prior to joining Informatica, Mr. Harrison held sales management responsibilities at Oracle Corporation from June 1995 to January 1996. From September 1989 to June 1995, he was Regional Vice President of Sales at Information Resources, an enterprise decision support company. Mr. Harrison holds a B.S. degree in operational research and economics from Aston University in England.

      Mr. Pancha was an early employee of Informatica, serving in engineering management roles from November 1996 to October 1998. Mr. Pancha left in 1998 to co-found Zimba, a developer of mobile applications providing real-time access to corporate information via voice, wireless, and Web technologies. Upon Informatica’s acquisition of Zimba in August 2000, Mr. Pancha rejoined us as Vice President and General Manager of the Platform Business Unit. In August of 2002, he became Senior Vice President of Products, assuming responsibility for all products. In August 2003, Mr. Pancha was promoted to Executive Vice President. Prior to Informatica, Mr. Pancha spent eight years in various development and management positions at Oracle, including leading the development of Oracle’s query-building and business intelligence tools. Mr. Pancha holds a B.S. degree in electrical engineering from Stanford University and an M.S. degree in electrical engineering from the University of Pennsylvania.

      Mr. Albright, an early employee of Informatica, originally joined us in 1995 and served as Senior Vice President, Marketing and Channel Sales until 1998. From October 1998 to October 2002, Mr. Albright was the president and CEO of SeeCommerce, a provider of software for supply chain management. Mr. Albright served as an executive in residence at Greylock, a venture capital firm, from March 2003 to January 2004. He returned to Informatica in January 2004 as Executive Vice President and Chief Marketing Officer. Prior to 1995, Mr. Albright created and led Sybase’s industry solutions group. Before Sybase, he held executive sales and marketing positions at Tandem and at Unisys. He received a B.S. degree in information (computer) sciences from James Madison University.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

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

	2003		2002

	High	Low	High	Low

First Quarter	$8.00	$5.76	$13.50	$7.05
Second Quarter	$8.00	$6.23	$9.60	$5.95
Third Quarter	$9.43	$6.54	$7.96	$3.10
Fourth Quarter	$12.22	$7.44	$7.15	$3.32

Holders of Common Stock

      As of February 27, 2004, there were approximately 204 stockholders of record of our common stock, and the closing price per share of our common stock was $9.61 Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

      We have never declared or paid cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Recent Sales of Unregistered Securities

      On September 29, 2003, we acquired all of the capital stock of Striva Corporation, valued at $58.5 million, in exchange for 3,189,839 shares of our common stock, valued at $27.8 million, and $30.7 million in cash. In addition, we assumed all of Striva’s outstanding stock options, which became options to purchase 345,220 shares of our common stock. Of the cash and shares issued as part of the merger, approximately $5,116,878 and 531,750 shares of our common stock were placed into an escrow account to provide indemnity for certain losses we may incur in connection with the acquisition. The shares of our common stock issued in the acquisition were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) under the Securities Act as a transaction not involving a public offering.

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$94,590	$99,943	$119,937	$101,649	$41,184
Service(1)	110,943	95,498	80,208	54,953	21,924

Total revenues	205,533	195,441	200,145	156,602	63,108
Cost of revenues:
License	3,139	6,185	4,500	2,034	686
Service(1)	38,844	39,246	42,539	31,009	11,039
Amortization of acquired technology(2)	1,031	1,040	1,040	589	—

Total cost of revenues	43,014	46,471	48,079	33,632	11,725
Gross Profit	162,519	148,970	152,066	122,970	51,383
Research and development	47,262	45,631	46,271	26,493	11,843
Sales and marketing	86,558	86,760	99,334	75,034	33,613
General and administrative	20,836	20,284	19,629	11,726	5,012
Merger-related costs	—	—	—	—	2,082
Amortization of stock-based compensation	817	221	1,036	1,514	742
Amortization of goodwill and other intangible assets	147	100	26,336	13,574	—
Purchased in-process research and development	4,524	—	—	8,648	—
Restructuring charges	—	17,030	12,096	—	—

Total operating expenses	160,144	170,026	204,702	136,989	53,292

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Income (loss) from operations	2,375	(21,056)	(52,636)	(14,019)	(1,909)
Interest income and other, net	7,103	6,420	8,971	4,306	1,557
Interest expense	(44)	(57)	(11)	(458)	(319)

Income (loss) before income taxes	9,434	(14,693)	(43,676)	(10,171)	(671)
Income tax provision	2,124	921	1,304	3,345	824

Net income (loss)	$7,310	$(15,614)	$(44,980)	$(13,516)	$(1,495)
Basic and diluted net income (loss) per share(3)	$0.09	$(0.20)	$(0.58)	$(0.19)	$(0.03)

Shares used in calculation of basic net income (loss) per share(3)	82,049	79,753	77,599	69,758	47,565

Shares used in calculation of diluted net income (loss) per share(3)	85,200	79,753	77,599	69,758	47,565

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents(4)	$82,903	$105,590	$119,664	$217,713	$57,521
Restricted cash	12,166	12,166	12,166	20,282	—
Investments(4,5)	140,890	130,285	89,555	—	—
Working capital(5)	161,015	176,640	168,112	190,179	39,951
Total assets	402,808	365,194	342,903	350,983	68,523
Long-term obligations, less current Portion	—	—	—	—	1,438
Total stockholders’ equity	289,599	252,403	260,408	290,497	40,124

See Note 1 of notes to consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

(1)	Services revenues and cost of service revenues have been reclassified for years prior to December 31, 2002 to reflect out-of-pocket expenses billed to customers as revenue rather than a reduction of the related expense. See Note 1 of notes to consolidated financial statements.

(2)	Amortization of acquired technology has been reclassified for periods prior to December 31, 2003 from amortization of goodwill and other intangible assets.

(3)	Amounts and per share data for the year ended December 31, 1999 has been restated to reflect two-for-one stock splits, effected in the form of stock dividends, to each stockholder of record as of February 18, 2000 and November 29, 2000.

(4)	Certain cash and cash equivalents have been reclassified to short-term investments for periods prior to December 31, 2003.

(5)	Long-term available-for-sale investments have been reclassified to short-term investments for periods prior to December 31, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; international expansion beyond North America and Europe; the integration of our recent acquisition of Striva Corporation with the rest of our operations; the ability of our products to meet customer demand; our ability to provide continuing support to our current analytic application customers; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

      The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of data integration and business intelligence software. We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and training. Our license revenues are derived from our data integration and business intelligence software products, as well as our analytic application suites and data warehouse modules, which we ceased selling directly in July 2003. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts, consulting services and training that we perform for customers that license our products either directly or indirectly.

      We license our software and provide services to all industry sectors, including financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We sell our products through both our own direct sales forces and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom, Asia-Pacific, Australia, Europe, Japan and Latin America. Substantially all of our international sales have been in Europe. Revenue outside of Europe and North America, which includes the United States and Canada, have been 4% or less of total consolidated revenues during the last three years, although we anticipate further expansion outside of these two regions in the future.

      During 2003, we launched a new version of PowerCenter7, our core data integration product offering, acquired Striva Corporation to enhance our ability to address our customer’s mainframe data integration needs, launched SuperGlue, our integrated metadata solution and released a fully upgraded version of PowerAnalyzer, our business intelligence platform. In addition, we exited the applications and data warehouse business in July 2003 to better focus our resources on providing infrastructure solutions and to strengthen relationships with several of our indirect channel partners.

      In 2003, revenues grew by over 5% to $205.5 million in 2003, with much of this growth occurring in the second half of the year. In addition, we returned to profitability on a full-year basis, generating net income of $7.3 million, or $0.09 per diluted share, for the year. Contribution from our new offerings coupled with the increase in services revenue, mostly from increased maintenance revenue driven by strong renewals from our expanding customer base, more than offset the loss of analytical application suite and data warehouse module revenue. We increased our gross profit percentage to 79% based on the combination of the increase in total revenues and decrease in cost of revenues, particularly royalties to third-party software providers.

Adjustments to Previously Announced 2003 Quarterly and Annual Results

      In the fourth quarter of 2003, we discovered an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”). This allocation had been applied consistently from the fourth quarter of 1999. We immediately corrected the error in the fourth quarter of 2003. We will not be amending any of our periodic reports previously filed with the SEC or revising any results prior to 2003. However, we adjusted our previously reported 2003 quarterly results in Note 16, Selected Quarterly Consolidated Financial Data (Unaudited), in the notes to consolidated financial statements in Item 8 to account for the error.

Acquisition of Striva Corporation

      On September 29, 2003, we acquired Striva Corporation, a privately held mainframe data integration software vendor. The acquisition extends our data integration and business intelligence software to include Striva’s mainframe technology for high-speed bulk data movement and solution for real-time change data capture in legacy and non-legacy environments. We expect this combination to allow us to extend the reach of our enterprise data integration and business intelligence products in order to meet the growing customer demand for mainframe data integration across transactional, operational and analytical systems. We believe that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. Prior to the acquisition, we had an OEM relationship with Striva whereby we integrated Striva’s bulk data movement technology as part of our product offering. We paid $58.5 million, consisting of $30.7 million of cash and 3,189,839 shares of our common stock valued at approximately $27.8 million, to acquire all of the outstanding common and preferred shares of Striva, including the assumption by us of all of the outstanding stock options issued pursuant to Striva’s stock option plan, which became options to purchase 345,220 shares of our common stock. The acquisition was accounted for using the purchase method of accounting and, accordingly, the total purchase price of Striva was allocated to the acquired assets, including goodwill and identified intangible assets, and assumed liabilities at their fair values as of the date of the acquisition. The results of Striva’s operations have been included in our consolidated financial statements since the date of the acquisition. See Note 2, Business Combinations, of the notes to consolidated financial statements in Item 8, which contains additional information regarding the acquisition

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Note 1 of notes to consolidated financial statements in Item 8, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We believe our most critical accounting policies include the following:

Revenue Recognition

      We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with GAAP guidance that has been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable and if a customer is credit-worthy.

      We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period if all other revenue recognition criteria under SOP 97-2 have been satisfied. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules, and business intelligence platform sold directly to end users, we recognize revenue upon delivery when collectibility is probable, after all other criteria for revenue recognition have been satisfied. We ceased selling data warehouse modules in July 2003. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied. For our analytic application suites, which we ceased selling directly in July 2003, we recognize both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since we do not have VSOE of maintenance for our analytic application suites. Our standard agreements do not contain product return rights.

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through our resellers and distributors, we recognize revenue upon delivery and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. We ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last 12 months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

      We also enter into OEM arrangements that provide for license fees based on inclusion of our products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last 12 months. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report we receive from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria have been satisfied.

      We recognize maintenance revenues, which consist of fees for ongoing support and product updates and upgrades, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Training revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and training services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

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

Impairment of Goodwill

      We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software products. Goodwill was tested for impairment on the adoption of SFAS 142 on January 1, 2002 and in the annual impairment tests on October 31, 2003 and 2002 using the two-step process required by SFAS 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

      Based on these estimates, we determined that as of October 31, 2003 and 2002 there were no indications of impairment of goodwill. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the Reporting Unit, which may result in impairment of goodwill.

Restructuring Charges

      During 2002 and 2001, we recorded significant charges in connection with our excess facilities. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by estimated gross sublease income expected to be received over the remaining lease terms.

      If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we recorded a restructuring charge in 2001 related to our excess facilities and took an additional charge in 2002 for the excess facilities based on the continued deterioration in the real estate market and low sublease rates. See Note 7, Restructuring Charges, of notes to consolidated financial statements in Item 8. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rate, expected sublease terms and the estimated time to sublease. We will periodically assess the need to update the original restructuring charges based on the current real estate market information and trend analysis and executed sublease agreements.

      These liabilities include management’s estimates pertaining to sublease activities. Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors which may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

     Deferred Taxes

      We recorded a full valuation allowance to reduce all of our deferred tax assets to the amount that is likely to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance; however, if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.

Years Ended December 31, 2003, 2002 and 2001

      The following table presents certain financial data as a percentage of total revenues:

	Year Ended
	December 31,

	2003	2002	2001

Consolidated Statements of Operations Data:
Revenues:
License	46%	51%	60%
Service	54	49	40

Total revenues	100	100	100
Cost of revenues:
License	2	3	2
Service	19	20	22
Amortization of acquired technology(1)	—	1	—

Total cost of revenues	21	24	24

Gross profit	79	76	76
Operating expenses:
Research and development	23	23	23
Sales and marketing	42	45	50
General and administrative	10	10	10
Amortization of stock-based compensation	—	—	—
Amortization of goodwill and other intangible assets	—	—	14
Purchased in-process research and development	2	—	—
Restructuring charges	—	9	5

Total operating expenses	77	87	102

Income (loss) from operations	2	(11)	(26)
Interest income and other, net	3	3	4

Income (loss) before income taxes	5	(8)	(22)
Income tax provision	1	—	—

Net income (loss)	4%	(8)%	(22)%

Cost of license revenues, as a percentage of license revenues	3%	6%	4%
Cost of service revenues, as a percentage of service revenues	35%	41%	53%

(1)	Amortization of acquired technology has been reclassified for the two years ended December 31, 2002 from amortization of goodwill and other intangible assets.

Revenues

      Our total revenues increased to $205.5 million in 2003 from $195.4 million in 2002 and $200.1 million in 2001, representing growth of $10.1 million or 5% in 2003 from 2002 and a decrease of $4.7 million or 2% in 2002 from 2001.

      Our license revenues decreased to $94.6 million in 2003 from $99.9 million in 2002 and $119.9 million in 2001, representing a decrease of $5.3 million or 5% in 2003 from 2002 and $20.0 million or 17% in 2002 from 2001. The decrease in license revenue from 2002 to 2003 was primarily due to the continued weak information technology (“IT”) spending conditions in 2003 which negatively impacted license revenues. In 2003 we experienced a 15% decrease in the number of end-user transactions and a decrease in the average transaction amount, which decreased from $265,000 in 2002 to $249,000 in 2003. Additionally, a $3.4 million negative adjustment in 2003 to correct the overallocation of license revenues and underallocation of service revenues resulting from an error in the allocation of revenue (see Adjustments to Previously Announced 2003 Quarterly and Annual Results above) resulted in a further decrease of license revenue. The $20.0 million decrease in license revenue in 2002 from 2001 was due to weak global economic conditions, resulting in a 27% decrease in the number of transactions, partially offset by an increase in the average transaction amount, which increased from $248,000 in 2001 to $265,000 in 2002 or 7%. Our average end user transaction amounts do not include large OEM transactions, small distributor transactions or add-on transactions, which are not reflective of typical end user transactions.

      Service revenues increased to $110.9 million in 2003 from $95.5 million in 2002 and $80.2 million in 2001, representing growth of $15.4 million or 16% in 2003 from 2002 and $15.3 million or 19% in 2002 from 2001. These increases were primarily due to increases of $21.9 million and $15.9 in maintenance revenues in 2003 and 2002, respectively, which were associated with an increased customer base and strong renewals of maintenance contracts. Additionally, in 2003, we made a $2.5 million positive adjustment to increase maintenance revenues to correct the underallocation of maintenance revenues resulting from an error in the allocation of revenue (see Adjustments to Previously Announced 2003 Quarterly and Annual Results above). The increase in maintenance revenues in 2003 was partially offset by a $6.6 million decrease in consulting and training revenues, which was the result of fewer billable consultants performing implementation and training services. Professional services were relatively flat from 2001 to 2002. For 2004, we expect maintenance revenues to slightly increase based on our growing installed customer base, and we expect contributions from consulting and training revenues to remain relatively consistent with the 2003 levels.

      Our international revenues were $55.8 million in 2003, $50.3 million in 2002 and $56.5 million in 2001, representing an increase of $5.5 million, or 11%, in 2003 from 2002 and a decrease of $6.2 million, or 11%, in 2002 from 2001. The $5.5 million increase in 2003 from 2002 in international revenues was primarily due to a 52% increase in maintenance revenues in Europe due to a strong renewal base. International license fees and consulting services from 2002 to 2003 remained relatively constant. The $6.2 million decrease in 2002 from 2001 in international revenues was due primarily to a 36% decrease in license revenues in Europe due to the weak macroeconomic environment, partially offset by increases in service revenues of 45% due to our expanded customer base and strong renewals and increased consulting and training revenue. International revenues as a percentage of total revenues were 27%, 26% and 28% for 2003, 2002 and 2001, respectively.

      As a result of these license revenue trends and continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted sales for 2004 will continue to be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the year. In particular, the general economic uncertainty has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in 2002 and much of 2003 and could continue to reduce the rate of conversion of the sales pipeline into license revenue in the future. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.”; “Risk Factors — We have experienced a reduced sales pipeline and pipeline conversion rate, which has adversely affected the growth of our company and the price of our common stock.”

      In July 2003, we ceased direct sales of our analytic application suites and data warehouse modules, which we made available to our indirect channel partners to sell. We will not receive any future revenue from the distribution of our analytic application suites and data warehouse modules from our independent channel partners. We will make appropriate efforts to provide support to our existing analytic application customers and to encourage our existing and prospective customers to work with our independent channel partners. We may further use or sell elements of this technology in the future, which may generate revenues. In December 2003, we licensed elements of this software technology to one of our strategic partners.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our license revenues are not predictable with any significant degree of certainty. In addition, we have historically recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”

Cost of Revenues

     Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $3.1 million in 2003, $6.2 million in 2002 and $4.5 million in 2001, representing approximately 3%, 6% and 4% of license revenues in 2003, 2002 and 2001, respectively. The $3.1 million or 50% decrease in 2003 from 2002 was primarily due to decreased royalty payments, including royalty payments to Striva, which we ceased making following our acquisition of Striva in September 2003. In addition, we renegotiated a royalty-bearing contract with one of our partners to decrease the royalty fee. The $1.7 million or 38% increase in 2002 from 2001 was due primarily to increases in our percentage mix of royalty-bearing products. For 2004, we expect the cost of license revenues as a percentage of license revenues to remain relatively consistent with the 2003 level.

     Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and training revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues was $38.8 million in 2003, $39.2 million in 2002 and $42.5 million in 2001, representing 35%, 41% and 53% of service revenues in 2003, 2002 and 2001, respectively. Cost of service revenues in absolute dollars remained relatively flat in 2003 compared to 2002, but as a percentage of service revenues decreased 6% primarily due to the significant increase in maintenance revenue, which had less cost associated with it than other types of service revenue. The decrease of 8% in 2002 compared to 2001 resulted primarily from a decrease in consulting service personnel costs from headcount reductions. For 2004, we expect our cost of service revenues as a percentage of service revenues to remain relatively constant with the 2003 level.

     Amortization of Acquired Technology

      Amortization of acquired technology is the amortization of technologies acquired through business combinations. See additional discussion at “Amortization of Goodwill and Other Intangible Assets” below. Amortization of acquired technology totaled $1.0 million in each of the years ended December 31, 2003, 2002 and 2001. For 2004, we expect amortization of acquired technology to be approximately $2.3 million, the increase resulting from our acquisition of Striva in September 2003.

Operating Expenses

     Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses and consulting services associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $47.3 million in 2003 from $45.6 million in 2002. The $1.7 million or 4% increase in 2003 from 2002 was due primarily to increases in outside consulting services totaling $0.8 million and personnel related costs of $0.4 million. Research and development expenses decreased slightly to $45.6 million in 2002 from $46.3 million in 2001. Research and development expenses represented 23% of total revenues in each of 2003, 2002 and 2001. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For 2004, we expect research and development expenses as a percentage of total revenues to remain relatively consistent with or slightly below the 2003 level.

     Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses were consistent at $86.6 million in 2003 from $86.8 million in 2002. While sales and marketing expenses remained effectively flat from 2002 to 2003, a few components of the expense fluctuated, including lower outside consulting service fees of $0.6 million, offset by higher marketing and advertising related expenses of $0.6 million. Sales and marketing expenses decreased to $86.8 million in 2002 from $99.3 million in 2001. The decrease of $12.5 million or 13% from 2001 to 2002 was due primarily to decreased personnel related costs of $10.7 million, which included decreased commission expense of $4.4 million and recruiting-related expenses of $1.4 million, with the remaining personnel related decrease due to headcount reductions. Sales and marketing expenses represented 42%, 45% and 50% of total revenues in 2003, 2002 and 2001, respectively. For 2004, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with the 2003 level.

     General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased slightly to $20.8 million in 2003 from $20.3 million in 2002. The $0.5 million or 2% increase in expenses in 2003 from 2002 was primarily due to a $0.8 million increase in personnel costs and $0.8 million in fees paid to outside professional service providers and other administrative fees, partially offset by a decrease in bad debt expense totaling $1.0 million. The decrease in the bad debt expense was a result of a significantly decreased customer bankruptcy rate. General and administrative expenses increased to $20.3 million in 2002 from $19.6 million in 2001. The $0.7 million or 4% increase was due primarily to increased outside professional service provider fees of $1.9 million partially offset by decreased personnel costs of $1.2 million. General and administrative expenses represented 10% of our total revenues in fiscal years 2003, 2002 and 2001. We expect that for 2004, our general and administrative expenses as a percentage of total revenues to remain relatively consistent with or slightly below our level in 2003.

     Amortization of Stock-Based Compensation

      Amortization of stock-based compensation amounted to $0.8 million in 2003, $0.2 million in 2002 and $1.0 million in 2001. The increase in 2003 was primarily related to the amortization of the deferred compensation recorded in connection with the September 2003 Striva acquisition. The $0.8 million decrease in 2002 from 2001 was primarily due to amortization of $0.5 million in 2001 amortization for stock-based compensation related to the acceleration of options for a terminated executive. We expect to record

$2.6 million in 2004 for the amortization of stock-based compensation related to the fixed awards issued in conjunction with the Striva acquisition.

      In 2003, we granted a stock option to our CEO that is based on future performance of the Company. The variable term of the option is such that it requires us to periodically remeasure the value of the grant based on the fair value of the stock and record related stock-based compensation. The stock-based compensation related to this grant for 2003 was $84,000. If the fair market value of our common stock in 2004 were to remain consistent with the closing price at the end of 2003, we would expect to record amortization of stock-based compensation related to this grant of approximately $0.1 million in 2004.

     Amortization of Goodwill and Other Intangible Assets

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Other intangible assets includes patents and customer relationships. We recorded goodwill and other intangible assets in connection with the acquisitions of Striva Corporation in 2003, syn-T-sys and Informatica Partners in 2001 and Delphi Solutions AG, Zimba and QRB Developers in 2000 as well as the strategic alliance with PricewaterhouseCoopers (“PwC”) in 2000.

      As required by SFAS 142, we ceased amortization of goodwill as of January 1, 2002. We will continue to amortize other intangible assets on a straight-line basis over their expected useful lives. Amortization of goodwill and other intangible assets, excluding acquired technology, amounted to $0.1 million in both 2003 and 2002 and $26.3 million in 2001. The significant decrease in 2002 from 2001 is due to the adoption of SFAS 142, which was effective January 1, 2002. We expect amortization expense to be approximately $0.2 million for 2004, excluding the amortization of acquired technology, which is recognized as a component of cost of revenues.

      It is likely that we will continue to expand our business both through acquisitions and internal development. Any additional acquisitions could result in additional merger and acquisition related expenses and any impairment of goodwill and other intangible assets could result in incremental expense.

     Purchased In-Process Research and Development

      Based on our valuation of identified intangible assets held by Striva when we acquired it in September 2003, $4.5 million of the total purchase price was allocated to purchased in-process research and development, which was expensed in the quarter ended September 30, 2003, in accordance with FIN 4. See Note 2, Business Combinations, of notes to condensed consolidated financial statements.

     Restructuring Charges

      In September 2001, we announced a restructuring plan and recorded restructuring charges of approximately $12.1 million, consisting of $10.6 million related to estimated facility lease losses and $1.5 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      In September 2002, we recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for our excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to our estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions including, the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. We calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.

      Net cash payments for 2003, 2002 and 2001 related to the consolidation of excess facilities amounted to $4.5 million, $4.8 million and $1.3 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2003 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates. As of December 31, 2003, $15.2 million of lease termination costs, net of anticipated sublease income related to facilities to be subleased, remains accrued and is expected to be paid by 2007.

      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.7 million, $1.0 million and $0.2 million for 2003, 2002 and 2001, respectively. For 2004, we expect the effect on the results of operations to remain relatively consistent with or slightly below the 2003 level.

      If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2007, restructuring charges could increase by approximately $3.2 million. We have actual sublease agreements for our excess facilities totaling $1.7 million from the fourth quarter of 2004 through 2007. If we do not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net

      Interest income is primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $7.1 million in 2003, $6.4 million in 2002 and $9.0 million in 2001. The $0.7 million or 11% increase in 2003 from 2002 was primarily a result of a misappropriation of trade secrets lawsuit settlement with Ascential totaling $1.6 million and a $0.3 million decrease in losses on property and equipment, offset by $1.2 million in lower interest earned on our cash, cash equivalents, short-term investments and restricted stock. The $2.6 million or 29% decrease in 2002 from 2001 was primarily due to $4.8 million in lower interest income earned on our cash, cash equivalents, short-term investments and restricted cash, partially offset by $1.8 million in foreign currency gains in 2002 and a $0.7 million decrease in losses on property and equipment. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax provision of $2.1 million in 2003, $0.9 million in 2002 and $1.3 million in 2001. The $1.2 million increase in 2003 from 2002 is primarily due to an overall increase in profitability. The expected tax provision derived by applying the federal statutory rate to our 2003 pre-tax income differed from the income tax provision recorded primarily due to a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, offset by foreign taxes, alternative minimum taxes and non-deductible amortization of deferred stock-based compensation and intangibles. The expected tax benefit derived by applying the federal statutory rate to our operating losses in fiscal 2002 and 2001 differed from the income tax provision recorded primarily due to an increase in our valuation allowance for deferred tax assets, non-deductible amortization of deferred stock-based compensation and merger-related expenses.

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by us after December 31, 2002. The adoption of SFAS 146 has not had a material effect on our financial position or results of operations.

      In December 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. We adopted the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee, on a prospective basis, those guarantees issued or modified after December 31, 2002. FIN 45 has not had a material effect on our consolidated financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans, and therefore the adoption is not expected to have an effect on our consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We currently do not have any derivative instruments.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. In the past, we also funded our operations through private sales of preferred equity securities and capital equipment leases. As of December 31, 2003, we had $223.8 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Operating activities provided cash of $20.5 million in 2003, $26.2 million in 2002 and $15.9 million in 2001. The operating cash inflows in 2003 were primarily due to the net income of $7.3 million, the benefit of non-cash charges for depreciation and amortization, purchased in-process research and development, and amortization of intangible assets totaling $16.9 million, a decrease in prepaids and other assets of $4.1 million and an increase in accounts payable of $2.0 million. The uses of cash were primarily due to an increase in accounts receivable of $3.1 million and decreases in accrued restructuring charges and deferred revenue totaling $5.9 million. The operating cash inflows in 2002 were primarily due to an increase in deferred revenue of $15.1 million and increases in accrued liabilities, net of accrued compensation, and restructuring charges totaling $16.6 million. The uses of cash were primarily due to the net loss of $15.6 million (offset by non-cash charges for depreciation and amortization, restructuring charges, provision for doubtful accounts and amortization of other intangible assets totaling $14.7 million) and increases in accounts receivable and prepaid expenses and other current assets totaling $4.1 million. The operating cash inflows in 2001 were primarily due to increases in accrued liabilities, accrued compensation and related expenses, accrued restructuring charges and deferred revenue totaling

$27.7 million. The uses of cash in 2001 resulted principally from increases in prepaid expenses and other current assets totaling $4.0 million and from the net loss of $45.0 million (offset by non-cash charges for depreciation and amortization and amortization of goodwill and other intangible assets of $33.1 million).

      Investing activities used cash of $43.9 million in 2003, $47.2 million in 2002 and $125.0 million in 2001. In 2003, $193.0 million was associated with the purchases of short-term investments, $30.3 million was used for the acquisition of Striva and $2.6 million was associated with the purchase of property and equipment, offset by $182.0 million generated from the sale and maturities of short-term investments. Short-term investments represent investments in high credit quality corporate notes and bonds, municipals and U.S. Government bonds with durations of up to two years in accordance with our investment policy. Of the $47.2 million used in investing activities in 2002, $240.2 million was associated with purchases of short-term investments and $6.9 million associated with the purchase of property and equipment, partially offset by $199.9 million generated from the sale and maturities of investments. Of the $125.0 million used in investing activities in 2001, $275.9 million was associated with purchases of investments and $30.2 million was associated with the purchase of property and equipment, partially offset by $186.8 million generated from the sale and maturities of investments. Investing activities in 2001 also included $5.7 million, net of cash acquired, associated with the acquisition of syn-T-sys, $3.5 million, net of cash acquired, associated with the acquisition of Informatica Partners, $4.5 million for the second and final installment payments in January and June 2001 associated with the acquisition of Delphi, our distributor in Switzerland. Investing activities in 2001 provided cash of $8.1 million due to the July 2001 release of restricted cash associated with the acquisition of Delphi.

      Financing activities provided cash of $0.2 million in 2003, $6.1 million in 2002 and $11.0 million in 2001. In 2003, our financing activities consisted of proceeds from the issuance of our common stock to our employees totaling $11.6 million, offset by repurchases and retirement of our common stock of $11.4 million. In 2002, financing activities provided cash of $6.1 million, consisting of proceeds from the issuance of common stock of $7.9 million, offset by the repurchase and retirement of common stock of $1.8 million. Financing activities provided cash of $11.0 million in 2001, consisting principally of proceeds from the issuance of common stock to our employees.

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

Contractual Obligations

      The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003.

	Payments Due by Period

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 years

Operating leases	$164,468	$18,351	$35,329	$32,892	$77,896
Other purchase obligations & commitments(1)	600	400	200

Total contractual cash obligations	$165,068	$18,751	$35,529	$32,892	$77,896

(1)	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

      Purchase orders or contracts for the purchase of certain goods and services are not included in the table above. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above.

      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Operating Leases

      We lease certain office facilities and equipment under noncancelable operating leases. During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $11.2 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6, Lease Obligations, to the consolidated financial statements in Item 8.

      During 2003 and 2002, we signed sublease agreements for leased office space in Palo Alto, San Francisco and Redwood City, California and Carrollton, Texas. Under the sublease agreements, we will receive sublease income of $1.1 million, $1.0 million, $0.4 million and $0.1 million for 2004, 2005, 2006 and 2007, respectively. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. However, we expect the sublessees will fulfill their obligations under these leases.

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We occupied the new corporate headquarters in August 2001. The lease expires in July 2013. We paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. Total expenditures for furniture, fixtures and equipment for this facility were approximately $10.3 million. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if our annual revenues reach $750 million and we have quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

Other Uses of Cash

      In September 2002, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases were made from time to time in the open market and were funded from available working capital. The number and timing of shares purchased were based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Under this program, we repurchased 1,642,498 and 352,234 shares of our common stock for $11.4 million and $1.8 million in 2003 and 2002, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock. On September 30, 2003, the Company’s one-year stock repurchase program expired. We may continue to execute share repurchases from time to time in order to take advantage of attractive share price levels, as determined by management and approved by the Board of

Directors. The timing and terms of the transactions will depend on market conditions, our liquidity and other considerations.

      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or transactions, arrangements or relationships with “special purpose entities.”

RISK FACTORS

      In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision.

We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. For example, we have experienced customer order deferrals in anticipation of future new product introductions or product enhancements, as well as the particular budgeting and purchase cycles of our customers. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.

      Moreover, we do not have a substantial backlog of license orders at the end of a fiscal period. Therefore, our license revenues generally reflect orders shipped in the same quarter they are received, and as a result, we do not have significant visibility of expected results for future quarters. Furthermore, we have recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter.

      Due to the difficulty we experience in predicting our quarterly license revenues, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Furthermore, our future operating results could fail to meet the expectations of stock analysts and investors. If this happens, the price of our common stock could fall.

If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.

      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We compare the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

We have experienced a reduced sales pipeline and pipeline conversion rate, which has adversely affected the growth of our company and the price of our common stock.

      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003, there is still uncertainty regarding our ability to convert potential sales of our products into revenue. If we are unable to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

If we do not compete effectively with companies selling data integration and business intelligence products, our revenues may not grow and could decline.

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target as well as other vendors of integration software products, including Ascential Software, Embarcadero Technologies, Group 1 Software, Sagent Technologies and certain privately-held companies. In addition, we compete against business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Brio Technology, Business Objects, Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

      Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their products to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. Additionally, if any of our current or potential competitors consolidate their operations, and as a result provide a broader suite of software products or solutions, our ability to market and sell our software products could be impaired. Competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations and financial condition.

We may not successfully integrate Striva’s technology, employees or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

      In September 2003, we acquired Striva Corporation, a provider of mainframe data integration solutions. The successful integration of Striva’s technology, employees and business operations will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:

•	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers and business relationships;

•	any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs; and

•	the assumption of any contracts or agreements from Striva that contain terms or conditions that are unfavorable to us.

      There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Striva acquisition or any future acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results or financial condition could be adversely affected, and the price of our common stock could decline.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control implementation costs could be adversely affected, which would cause a decline in the price of our common stock.

      We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers and distributors, for marketing, licensing, implementing and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors and data quality vendors, for the promotion and implementation of our products.

      Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products as compared to our competitors’ products.

      We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to timely implement solutions for our customers. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenue, our revenues and the price of our common stock could decline.

If the current improvement in the U.S. economy does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economy. We experienced the adverse effect of the economic slowdown in 2001, 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products. In addition, the terrorist actions of September 11, 2001 and the recent military actions in Afghanistan and Iraq magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, we have not experienced any resulting increase in our sales pipeline or improvement in our pipeline conversion rate.

      If the current improvement in the U.S. economy does not result in increased sales of our products and services, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline. Moreover, if the current economic conditions in Europe and Asia do not improve or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for 2004. In addition, we could experience delays in the payment obligations of our reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

As a result of our products’ lengthy sales cycle, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet stock analysts and investors’ expectations, resulting in a decline in the price of our common stock.

      Due to the expense, broad functionality and company-wide deployment of our products, our customers’ decision to purchase our products typically requires the approval of their executive decision-makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

•	our customers’ budgetary constraints and internal acceptance review procedures;

•	the timing of our customers’ budget cycles;

•	the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

•	our customers’ concerns about the introduction of our products or new products from our competitors; or

•	potential downturns in general economic or political conditions that could occur during the sales cycle.

      If our sales cycle lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, which may independently cause fluctuations in our revenue and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted.

If the market in which we sell our products and services does not grow as we anticipate, we may not be able to increase our revenues at an acceptable rate of growth, and the price of our common stock could decline.

      The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization, is relatively new and still emerging. Substantially all of our revenues are attributable to the sale of products and services in this market. Our potential customers may:

•	not fully value the benefits of using our products;

•	not achieve favorable results using our products;

•	experience technical difficulties in implementing our products; or

•	use alternative methods to solve the problems addressed by our products.

      If this market does not grow as we anticipate, we would not be able to sell as much of our software products and services as we currently expect, which could result in a decline in the price of our common stock.

We rely on the sale of a limited number of products, and if these products do not achieve broad market acceptance, our revenues would be adversely affected.

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence products and related services. Since we recently ceased direct sales of our analytic application suites and data warehouse modules, we expect sales of our data integration and business intelligence software and related services to comprise substantially all of our revenues for the foreseeable future. If any of these products do not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Striva acquisition, we will begin selling and marketing Striva’s technology as part of our complete product offering. Market acceptance for Striva’s products, as well as our current products, could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.

      We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes and controls. We have licensed technology from third parties to help us accomplish this objective. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.

The loss of our key personnel or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully.

      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. We may not be successful in attracting, assimilating and retaining key personnel in the future, which could adversely affect our ability to grow our company successfully.

The price of our common stock fluctuates as a result of factors other than our operating results, such as the actions of our competitors and securities analysts, as well as developments in our industry and changes in accounting rules.

      The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors other than our operating results, including:

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates and recommendations by securities analysts;

•	developments in our industry; and

•	changes in accounting rules, such as the recording of expenses related to employee stock option grants.

      After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We and certain of our officers and directors have been named as defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.

If our products are unable to interoperate with hardware and software technologies that are developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected which would result in harm to our business and operating results.

      Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. If either of these risks occur, we would not be able to continue to market our products as interoperable with such third party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.

We rely on a number of different distribution channels to sell and market our products. Any conflicts that we may experience within these various distribution channels could result in confusion for our customers and a decrease in revenue and operating margins.

      We have a number of relationships with resellers, systems integrators and distributors which assist us in obtaining broad market coverage for our products and services. Although our discount policies, sales commission structure and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts, we may not be able to minimize these channel conflicts in the future. Any channel conflicts that we may experience could result in confusion for our customers and a decrease in revenue and operating margins.

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

      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover a potential claim.

If we are unable to successfully respond to technological advances and evolving industry standards, we could experience a reduction in our future product sales, which would cause our revenues to decline.

      The market for our products is characterized by continuing technological development, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot assure you that they will achieve market acceptance.

We recognize revenue from specific customers at the time we receive payment for our products, and if these customers do not make timely payment, our revenues could decrease.

      Based on limited credit history, we recognize revenue from direct end users, resellers, distributors and OEMs, which have not been deemed credit-worthy, at the time we receive payment for our products, rather than at the time of sale. If these customers do not make timely payment for our products, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

We have a limited operating history and a cumulative net loss, which makes it difficult to evaluate our operations, products and prospects for the future.

      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003 where we had net income of $7.3 million, since our inception we have incurred significant net losses, including losses of $15.6 million and $45.0 million the fiscal years ended 2002 and 2001, respectively. We cannot assure you that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

Our international operations expose us to greater intellectual property, collections, exchange rate fluctuations, regulatory and other risks, which could limit our future growth.

      We have significant operations outside the United States, including software development centers in India, the Netherlands and the United Kingdom, sales offices in Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and customer support centers in the Netherlands and the United Kingdom. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful.

      In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we may experience difficulties in recruiting, training and managing an international staff.

      We must also be able to enter into strategic distributor relationships with companies in certain international markets where we do not have a local presence. If we are not able to maintain successful strategic distributor relationships internationally or recruit additional companies to enter into strategic distributor relationships, our future success in these international markets could be limited.

      Our software development centers in India, the Netherlands and the United Kingdom also subject our business to certain risks, including:

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	communication delays between our main development center in Redwood Shores, California and our development centers in India, the Netherlands and the United Kingdom as a result of time zone differences, which may delay the development, testing or release of new products;

•	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

•	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

      Additionally, our international operations as a whole are subject to a number of risks, including the following:

•	greater risk of uncollectible accounts and longer collection cycles;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.

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

If we are not able to adequately protect our proprietary rights, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts.

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

      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. We recently filed a complaint against Ascential Software Corporation in which we asserted that Ascential, and a number of former Informatica employees recruited and hired by Ascential, misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. In July 2003, we settled this lawsuit with Ascential. The settlement includes a consent judgment being entered against Ascential, and a permanent injunction enjoining Ascential from using, or further disseminating, confidential, sensitive Informatica information and materials. Ascential also agreed to pay Informatica a sum of $1.6 million. The settlement is included in other income.

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

      From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products or technologies. For example, we recently acquired Striva in September 2003, and we invested $500,000 in a private company that is still in the development stage of its business cycle. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment, including Striva, will succeed.

Delaware law, as well as our certificate of incorporation and bylaws, contains provisions that could deter potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers and prevent changes in our management or Board of Directors.

      Our basic corporate documents and Delaware law contain provisions that might discourage, delay or prevent a change in the control of Informatica or a change in our management. In addition, we have adopted a stockholder rights plan. Under the plan, we issued a dividend of one right for each outstanding share of common stock to stockholders of record as of November 12, 2001, and such rights will become exercisable only upon the occurrence of certain events. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us — or a significant percentage of our outstanding capital stock — without first negotiating with our Board of Directors regarding such acquisition.

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

      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power, which occurred during 2001. In the event these blackouts are reinstated, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity may continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could negatively impact our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist primarily of commercial paper, U.S. government notes and bonds, corporate bonds and municipal securities. All investments are carried at market value, which approximates cost.

      As of December 31, 2003, the average rate of return on our investments was 1.8%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2003, the fair market value of the portfolio would decline by less than $1.0 million. Declines in interest rates will, over time, reduce our interest income.

Foreign Currency Risk

      We market and sell our software and services through our direct sales force and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. We also have relationships with indirect channel partners in various other regions, including Asia-Pacific, Australia, Europe, Japan and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. We translate foreign currencies into U.S. dollars for reporting purposes and currency fluctuations may have a quarterly impact on our financial results. To date, we have not engaged in any foreign currency hedging activities.

Item 8.	Financial Statements and Supplementary Data

      The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Informatica Corporation

      We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 16, 2004

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$82,903	$105,590
Short-term investments	140,890	130,285
Accounts receivable, net of allowances of $1,269 and $1,349 in 2003 and 2002, respectively	34,375	29,982
Prepaid expenses and other current assets	5,124	8,680

Total current assets	263,292	274,537
Restricted cash	12,166	12,166
Property and equipment, net	38,734	47,370
Goodwill	82,186	30,274
Intangible assets, net	5,325	517
Other assets	1,105	330

Total assets	$402,808	$365,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,458	$2,269
Accrued liabilities	25,136	24,384
Accrued compensation and related expenses	14,251	12,666
Income taxes payable	1,983	2,064
Accrued restructuring charges	4,624	4,812
Accrued merger costs	543	—
Deferred revenue	51,282	51,702

Total current liabilities	102,277	97,897
Accrued restructuring charges, less current portion	10,543	14,894
Accrued merger costs, less current portion	389	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized of which 200,000 shares have been designated as Series A preferred stock, $0.001 par value, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 84,628,679 and 80,749,548 shares issued and outstanding at December 31, 2003 and 2002, respectively	382,555	348,631
Deferred stock-based compensation	(4,058)	(74)
Accumulated deficit	(90,684)	(97,994)
Accumulated other comprehensive income	1,786	1,840

Total stockholders’ equity	289,599	252,403

Total liabilities and stockholders’ equity	$402,808	$365,194

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenues:
License	$94,590	$99,943	$119,937
Service	110,943	95,498	80,208

Total revenues	205,533	195,441	200,145
Cost of revenues:
License	3,139	6,185	4,500
Service	38,844	39,246	42,539
Amortization of acquired technology	1,031	1,040	1,040

Total cost of revenues	43,014	46,471	48,079

Gross profit	162,519	148,970	152,066
Operating expenses:
Research and development	47,262	45,631	46,271
Sales and marketing	86,558	86,760	99,334
General and administrative	20,836	20,284	19,629
Amortization of stock-based compensation	817	221	1,036
Amortization of goodwill and other intangible assets	147	100	26,336
Purchased in-process research and development	4,524	—	—
Restructuring charges	—	17,030	12,096

Total operating expenses	160,144	170,026	204,702

Income (loss) from operations	2,375	(21,056)	(52,636)
Interest income	3,851	5,100	9,857
Other income (expense), net	3,252	1,320	(886)
Interest expense	(44)	(57)	(11)

Income (loss) before income taxes	9,434	(14,693)	(43,676)
Income tax provision	2,124	921	1,304

Net income (loss)	$7,310	$(15,614)	$(44,980)

Net income (loss) per share:
Basic and diluted	$0.09	$(0.20)	$(0.58)

Shares used in calculation of basic net income (loss) per share	82,049	79,753	77,599

Shares used in calculation of diluted net income (loss) per share	85,200	79,753	77,599

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Deferred		Comprehensive	Total
			Stock-Based	Accumulated	Income	Stockholders’
	Shares	Amount	Compensation	Deficit	(Loss)	Equity

	(In thousands, except share data)
Balances at December 31, 2000	75,588,185	$331,042	$(3,447)	$(37,400)	$302	$290,497
Components of comprehensive loss:
Net loss	—	—	—	(44,980)	—	(44,980)
Foreign currency translation adjustment	—	—	—	—	32	32
Unrealized gains on investments	—	—	—	—	418	418

Comprehensive loss						(44,530)
Issuance of common stock in connection with acquisitions	93,704	2,359	—	—	—	2,359
Common stock options exercised	1,936,001	5,334	—	—	—	5,334
Common stock issued under employee stock purchase plan	945,398	5,712	—	—	—	5,712
Deferred stock-based compensation adjustments	—	(2,112)	2,112	—	—	—
Amortization of stock-based compensation	—	—	1,036	—	—	1,036

Balances at December 31, 2001	78,563,288	342,335	(299)	(82,380)	752	260,408
Components of comprehensive loss:
Net loss	—	—	—	(15,614)	—	(15,614)
Foreign currency translation adjustment	—	—	—	—	783	783
Unrealized gains on investments	—	—	—	—	305	305

Comprehensive loss						(14,526)
Common stock options exercised	1,591,321	2,130	—	—	—	2,130
Common stock issued under employee stock purchase plan	947,173	5,730	—	—	—	5,730
Compensation expense related to stock options	—	190	—	—	—	190
Repurchase and retirement of common stock	(352,234)	(1,750)	—	—	—	(1,750)
Deferred stock-based compensation adjustments	—	(4)	4	—	—	—
Amortization of stock-based compensation	—	—	221	—	—	221

Balances at December 31, 2002	80,749,548	348,631	(74)	(97,994)	1,840	252,403
Components of comprehensive income:
Net income	—	—	—	7,310	—	7,310
Foreign currency translation adjustment	—	—	—	—	517	517
Unrealized losses on investments	—	—	—	—	(571)	(571)

Comprehensive income						7,256
Common stock options exercised	1,532,320	6,988	—	—	—	6,988
Common stock issued under employee stock purchase plan	788,470	4,636	—	—	—	4,636
Compensation expense related to stock options	—	47	—	—	—	47
Issuance of common stock and assumption of stock options in conjunction with Striva acquisition	3,189,839	33,543	(4,719)	—	—	28,824
Common stock issued for services rendered	11,000	76	—	—	—	76
Repurchase and retirement of common stock	(1,642,498)	(11,448)	—	—	—	(11,448)
Deferred stock-based compensation adjustments and other	—	82	(82)	—	—	—
Amortization of stock-based compensation	—	—	817	—	—	817

Balances at December 31, 2003	84,628,679	$382,555	$(4,058)	$(90,684)	$1,786	$289,599

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating activities
Net income (loss)	$7,310	$(15,614)	$(44,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,181	10,477	5,749
Sales and returns allowances	—	425	1,186
Provision for doubtful accounts	145	1,181	533
Amortization of stock-based compensation	817	221	1,036
Amortization of intangible assets and goodwill	1,178	1,140	27,376
Purchased in-process research and development	4,524	—	—
Non-cash restructuring charges	—	1,887	1,497
Gain on the sale of investments	(121)	(154)	—
Loss on disposal of property and equipment	43	357	1,048
Compensation expense related to stock options	123	190	—
Adjustment to acquisition allocation	—	(710)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,108)	(2,457)	899
Prepaid expenses and other current assets	4,068	(1,619)	(3,973)
Other assets	(768)	595	559
Accounts payable	1,986	(665)	(1,419)
Accrued liabilities	(1,513)	9,431	1,772
Accrued compensation and related expenses	1,558	(3,182)	3,803
Income taxes payable	(81)	(810)	(1,245)
Accrued restructuring charges	(4,539)	10,374	9,332
Accrued merger costs	(955)	—	—
Deferred revenue	(1,349)	15,148	12,748

Net cash provided by operating activities	20,499	26,215	15,921

Investing activities
Purchase of property and equipment	(2,569)	(6,911)	(30,207)
Purchases of investments	(193,019)	(240,184)	(275,937)
Proceeds from the sale and maturities of investments	181,964	199,913	186,800
Acquisitions, net of cash acquired	(30,279)	—	(13,737)
Transfer from (to) restricted cash	—	—	8,116

Net cash used in investing activities	(43,903)	(47,182)	(124,965)

Financing activities
Proceeds from issuance of common stock	11,624	7,860	11,046
Repurchase and retirement of common stock	(11,448)	(1,750)	—
Payments on capital lease obligations	—	—	(83)

Net cash provided by financing activities	177	6,110	10,963

Effect of foreign exchange rate changes on cash and cash equivalents	541	783	32

Decrease in cash and cash equivalents	(22,687)	(14,074)	(98,049)
Cash and cash equivalents at beginning of year	105,590	119,664	217,713

Cash and cash equivalents at end of year	$82,903	$105,590	$119,664

Supplemental disclosures:
Interest paid	$6	$9	$3

Income taxes paid	$2,126	$1,943	$1,566

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation related to options granted and restricted stock issued	$4,801	$(4)	$(2,112)

Common stock issued for acquisitions	$27,796	$—	$2,359

Unrealized gain (loss) on available-for-sale securities	$(571)	$305	$418

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and a Summary of its Significant Accounting Policies

Description of the Company

      Informatica Corporation (the “Company”) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is a leading provider of data integration and business intelligence software that helps customers to integrate, visualize and track any type of data, in any quantity, to and from any platform, in any timeframe, for any enterprise data requirement.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions, amounting to a gain (loss) of approximately $1.6 million, $1.4 million and $(0.2) million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in other income (expense), net in the accompanying consolidated statements of operations.

      Certain amounts in the Company’s prior years’ consolidated balance sheets and statements of operations and cash flows were reclassified to conform with the current period presentation. The reclassifications include reimbursements received for out-of-pocket expenses, which have been reported as service revenues as a result of the adoption of Financial Accounting Standards Board (“FASB”) in Emerging Issues Task Force No. 01-14 (“EITF 01-14”), “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” In periods prior to 2002, the out-of-pocket expenses were reported as a reduction of cost of service revenues. As a result, the following amounts were reclassified for 2001 (in thousands):

Service revenues, as previously reported	$77,415
Add: reimbursements for out-of-pocket expenses	2,793

Service revenues, reclassified	$80,208

Cost of service revenues, as previously reported	$39,746
Add: reimbursements for out-of-pocket expenses	2,793

Cost of service revenues, reclassified	$42,539

      Approximately $16.9 million and $11.6 million in municipal securities have been reclassified from cash and cash equivalents to short-term investments at December 31, 2002 and 2001, respectively, to conform to the current period presentation.

      Amortization of acquired technology has been reclassified to cost of revenues for the two years ended December 31, 2002 from amortization of goodwill and other intangible assets.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

      Investments are comprised of marketable securities, which consist primarily of commercial paper, government notes and bonds, corporate bonds and municipal securities with original maturities beyond ninety days. All marketable securities are held in the Company’s name and maintained with three major financial institutions. The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available-for-sale marketable securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred.

Property and Equipment

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs

      The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2003, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

      Pursuant to AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Costs capitalized relating to software developed to meet internal requirements were $0.1 million and $4.4 million for the years ended December 31, 2003 and 2002, respectively, and are included in property and equipment.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      As required by SFAS No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets” the Company has not amortized goodwill associated with acquisitions completed after June 30, 2001, for any period presented, and ceased amortization of goodwill associated with acquisitions completed prior to July 1, 2001, effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the pre-July 1, 2001 acquisitions over two years using the straight-line method. Identifiable intangible assets (acquired technology and patents) are currently amortized over two to three years using the straight-line method. See Note 2 and Note 5 for a further discussion of the Company’s goodwill and other intangible assets.

      The Company assessed goodwill for impairment in accordance with SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of our software applications. Goodwill was tested for impairment on the adoption of SFAS 142 on January 1, 2002 and in the annual impairment tests on October 31, 2003 and 2002 using the two-step process required by SFAS 142. First, the Company reviewed the carrying amount of its Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of the Company’s common stock and the discounted cash flows based on analyses prepared by the Company and with the assistance of third-party analysts. The Company’s cash flow forecasts were based on assumptions that are consistent with the plans and estimates being used to manage the underlying assumptions. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. The Company completed the annual impairment test as of October 31, 2003 and 2002, which did not result in any impairment charge.

Impairment of Long-Lived Assets

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

Fair Value of Financial Instruments, Concentrations of Credit Risk and Credit Evaluations

      The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximates their respective carrying amounts.

      Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada and Europe and generally does not require collateral. We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company recognizes revenue in accordance with SOP 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period if all other revenue recognition criteria under SOP 97-2 have been satisfied. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules and business intelligence platform sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable and after all other revenue recognition criteria have been satisfied. The Company ceased selling data warehouse modules in July 2003. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied. For the Company’s analytic application suites, which the Company ceased selling directly in July 2003, it recognizes both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since the Company does not have VSOE of maintenance for its analytic application suites. The Company’s standard agreements do not contain product return rights.

      The Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. The Company ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for those resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt; for both cases, revenue is recognized after all other revenue recognition criteria have been satisfied.

      The Company also enters into OEM arrangements that provide for license fees based on inclusion of the Company’s products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last twelve months. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report the Company receives from the OEM, or in the case of OEM’s with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

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

      Deferred revenue includes deferred license, maintenance, consulting and training revenue The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

Shipping and Handling Costs

      Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost of license revenues in the Company’s results of operations.

Advertising Expense

      Advertising costs are expensed as incurred. Advertising expense was $1.4 million, $0.3 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Net Income (Loss) Per Share

      Under the provisions of SFAS No. 128, “Earnings per Share,” basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is antidilutive.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss)	$7,310	$(15,614)	$(44,980)

Weighted-average shares outstanding	82,158	79,753	77,599
Weighted-average unvested common shares subject to repurchase	(109)	—	—

Weighted-average basic common shares	82,049	79,753	77,599
Effect of dilutive securities (stock options)	3,151	—	—

Weighted-average diluted common shares	85,200	79,753	77,599
Net income (loss) per common share — basic and diluted	$0.09	$(0.20)	$(0.58)

      If the Company had reported net income in the years ended December 31, 2002 and 2001, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,245,000 and 5,121,000 common equivalent shares related to outstanding stock options not included in the calculations above (determined using the treasury stock method), respectively.

     Stock-Based Compensation

      The Company accounts for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      Pro forma information regarding net income and net income per share is required by SFAS 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option-pricing model.

      The fair value of the Company’s stock-based awards was estimated after no expected dividends and the following weighted-average assumptions:

	Options			ESPP

	2003	2002	2001	2003	2002	2001

Expected life (years)	3.1	2.4	3.3	0.5	0.5	0.5
Expected volatility	80%	97%	127%	84%	97%	127%
Risk-free interest rate	1.7%	3.8%	4.6%	2.0%	3.8%	4.6%

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Net income (loss), as reported	$7,310	$(15,614)	$(44,980)
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	940	411	1,036
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(24,547)	(47,442)	(87,485)

Net loss, pro forma	$(16,297)	$(62,645)	$(131,429)

Basic and diluted net income (loss) per share, as reported	$0.09	$(0.20)	$(0.58)

Basic and diluted net loss per share, pro forma	$(0.20)	$(0.79)	$(1.69)

      These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $3.43, $9.29 and $13.32 for options granted during 2003, 2002 and 2001, respectively. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan was $2.72, $3.35 and $4.53 for 2003, 2002 and 2001, respectively.

      See Note 8, Stockholders’ Equity, for a complete description of the Company’s stock-based plans.

Comprehensive Income (Loss)

      The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity. The tax effects of other comprehensive income (loss) are not material for any period presented.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with an exit or disposal activity and requires such costs to be recognized when the liability is incurred. Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 has not had a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure requirements of FIN 45 as of December 31, 2002. The Company adopted the initial recognition and measurement of the fair value of the obligation undertaken in issuing the guarantee, on a prospective basis, those guarantees issued or modified after December 31, 2002. FIN 45 has not had a material effect on the Company’s consolidated financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE.. The Company currently has no contractual relationship or other business relationship with a VIE and does not have any such plans, and therefore the adoption is not expected to have an effect on the Company’s consolidated financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company currently does not have any derivative instruments.

2.	Business Combinations

Striva Corporation

      On September 29, 2003, the Company acquired Striva Corporation (“Striva”), a privately held mainframe data integration software vendor. The acquisition extends Informatica’s data integration and

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business intelligence software to include Striva’s mainframe technology for high-speed bulk data movement and solution for real-time change data capture in legacy and non-legacy environments. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $58.5 million, consisting of $30.7 million of cash and 3,189,839 shares of the Company’s common stock valued at $27.8 million, to acquire all of the outstanding common and preferred shares of Striva, including the assumption by the Company of all of the outstanding stock options issued pursuant to Striva’s stock option plan, which became options to purchase 345,220 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

Cash paid and common stock issued	$58.5
Accrued merger costs	1.9
Fair value of options assumed, net of deferred stock-based compensation	1.0
Liabilities assumed	3.4

Total	$64.8

      The purchase price was allocated as follows:

Tangible assets acquired (including cash received of $0.4 million)	$2.5
Intangible assets:
Developed technology	1.8
Core technology	3.2
Customer relationships	0.9
Purchased in-process research and development	4.5
Goodwill	51.9

Total	$64.8

      The amount of the total purchase price allocated to the net tangible assets acquired of $2.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141 (“SFAS 141”), “Business Combinations”, FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”) and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The fair values of these intangible assets were assigned, using the discounted cash flow method, using discount rates of 15% for developed technology and customer relationships, 20% for core technology and 25% for purchased in-process research and development (“IPR&D”). The amortization periods were determined using the estimated economic useful life of the asset. The developed technology is being amortized on a straight-line basis over fifteen months, the core technology from three to four years and the customer relationships over five years. Of the developed technology, core technology and customer relationships intangibles totaling $5.9 million, the Company recorded amortization expense of $0.6 million in 2003, and expects to record approximately $2.5 million, $1.1 million, $1.1 million, $0.5 million and $0.1 million in 2004, 2005, 2006, 2007 and 2008, respectively.

      The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended September 30, 2003, which was the quarter of acquisition, in accordance with FIN 4.

      The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company increased the amount allocated to goodwill by $0.4 million from the $51.5 million

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount previously reported in the third quarter of 2003 to $51.9 million for the year ended December 31, 2003. The increase in goodwill was primarily a result of adjustments to the Striva liabilities assumed and the merger accrual. The Company anticipates that none of the $62.3 million of the goodwill and intangible assets recorded in connection with the Striva acquisition will be deductible for income tax purposes.

      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Business Combination”, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. As noted above, the merger accrual was adjusted in the fourth quarter of 2003. The Company decreased the merger accrual by $0.2 million from the $2.1 million amount previously reported in the third quarter of 2003 to $1.9 million. Of the $1.9 million accrued merger costs included in the purchase price, $1.0 million was paid during the year ended December 31, 2003. As of December 31, 2003, $0.5 million was classified as current liabilities and $0.4 million was classified as noncurrent liabilities.

      The total fair value of the options assumed was $2.3 million, of which $1.0 million was included in purchase price. The remaining $1.3 million was classified as deferred compensation and is being amortized over the remaining vesting period of the underlying awards. As a result of the acquisition, three employees of Striva granted the Company a right to repurchase, subject to continued employment, a certain number of shares of the Company’s common stock at a price of $0.001 per share. As a result, an additional $3.4 million (representing the closing stock price on the effective date of acquisition multiplied by the number of shares) was recorded as deferred stock-based compensation and is being amortized as the right to repurchase lapses. The Company recorded amortization expense of $0.7 million in the year ended December 31, 2003 related to this deferred compensation. The Company expects to amortize stock-based compensation of approximately $2.4 million, $1.4 million, $0.2 million and $11,000 in 2004, 2005, 2006 and 2007, respectively.

      The results of Striva’s operations have been included in the condensed consolidated financial statements since the acquisition date.

      The following unaudited pro forma adjusted summary reflects the Company’s condensed consolidated results of operations for the years ended December 31, 2003 and 2002, assuming Striva had been acquired on January 1, 2002 and is not intended to be indicative of future results:

	Year Ended December 31,

	2003	2002

	(In thousands, except per
	share data)
Pro forma adjusted total revenue	$211,604	$199,233
Pro forma adjusted net income (loss)	$(1,247)	$(17,906)
Pro forma adjusted net income (loss) per share — basic and diluted	$(0.01)	$(0.22)
Pro forma weighted average shares — basic and diluted	84,809	82,630

Other Acquisitions

      In January 2001, the Company acquired syn-T-sys B.V. and syn-T-sys N.V. (“syn-T-sys”), distributors of Informatica products in the Netherlands and Belgium, respectively. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 44,161 shares of the Company’s common stock, valued at approximately $1.5 million, and paid cash consideration of approximately $5.8 million in exchange for the outstanding shares of capital stock of syn-T-sys. The purchase price of the transaction, including related expenses, was approximately $7.5 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $6.8 million were being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill was no longer amortized after December 2001. The

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

results of operations of syn-T-sys have been included in the Company’s results of operations since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company’s consolidated financial position, results of operations or cash flows for the periods presented.

      In June 2001, the Company acquired Informatica Partners, a distributor of Informatica products in France. The agreement was structured as a share purchase and accounted for as a purchase transaction. Under the terms of the agreement, the Company issued 49,543 shares of the Company’s common stock, valued at approximately $0.9 million, and paid cash consideration of approximately $4.0 million in exchange for the outstanding shares of capital stock of Informatica Partners. As part of the agreement, 6,907 of the shares issued pursuant to the acquisition were placed in escrow contingent on the continued employment of certain employees and were not included in the purchase price. In 2002, these 6,907 shares were released from escrow. The purchase price of the transaction, including related expenses, was approximately $5.0 million, which was allocated to the acquired assets and liabilities based on the estimated fair values as of the date of the acquisition. Amounts allocated to goodwill of $4.8 million were being amortized on a straight-line basis over a two-year period. In accordance with SFAS 142, goodwill was no longer amortized after December 2001. The results of operations of Informatica Partners have been included in the Company’s results of operations since the acquisition date.

3.	Investments

      The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized realized gains of $0.1 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively; the realized gains are included in other income of the consolidated results of operations for the respective years. No realized gains and losses were reported for the year ended December 31, 2001. The cost of securities sold was determined based on the specific identification method.

      The available-for-sale securities consist of the following as of December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Money market funds	$9,251	$—	$—	$9,251
Corporate notes and bonds	25,420	51	—	25,471
Municipal securities	53,230	—	—	53,230
U.S. Government notes and bonds	61,637	101	—	61,738
Commercial paper	4,162	—	—	4,162

	$153,700	$152	$	$153,852

      As of December 31, 2003, investments of $13.0 million are due within 90 days, $77.7 million are due within one year and $63.2 million are due within two years.

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

      As of December 31, 2002, investments of $67.1 million are due within 90 days, $28.2 million are due within one year and $85.2 million are due within two years.

4.	Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2003	2002

	(In thousands)
Computer and office equipment	$26,103	$24,081
Furniture and fixtures	6,718	6,700
Leasehold improvements	33,391	32,551
Capital work-in-progress	348	187

	66,560	63,519
Less: accumulated depreciation and amortization	(27,826)	(16,149)

	$38,734	$47,370

      The Company recorded charges of $1.9 million and $1.5 million related to the write-off of leasehold improvements and furniture and fixtures at excess facilities during the year ended December 31, 2002 and 2001, respectively. See Note 7, Restructuring Charges. Capital work-in-progress consists of capitalized costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements, pursuant to SOP No. 98-1. For the year ended December 31, 2002, the Company placed in service $6.0 million from capital work-in-progress as of December 31, 2001 to computer and office equipment and began amortization.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets

      Intangible assets consist of the following (in thousands):

	December 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$6,355	$(3,343)	$3,012	$3,122	$(2,670)	$452
Developed technology	1,775	(359)	1,416	—	—	—
Customer relationships	945	(48)	897	—	—	—
Patents	297	(297)	—	297	(232)	65

Total intangible assets	$9,372	$(4,047)	$5,325	$3,419	$(2,902)	$517

      Amortization expense of intangible assets was approximately $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted-average amortization period of the Company’s core technology, developed technology, customer relationships and patents are 3.5 years, one and one quarter years, five years and three years, respectively. The amortization expense related to identifiable intangible assets as of December 31, 2003 is expected to be $2.5 million, $1.1 million, $1.1 million, $0.5 million and $0.1 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

      Core technology at December 31, 2003 totaling $1.4 million, net, related to the Striva acquisition is recorded in a European local currency therefore the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

      In accordance with the adoption of SFAS 142, the Company discontinued amortizing goodwill effective January 1, 2002. Instead, goodwill is now tested for impairment in accordance with the provisions of SFAS 142 at least annually and more frequently upon the occurrence of certain events.

      As required by SFAS 142, the results for year ended December 31, 2001 have not been restated. The following table discloses the effect on net loss and basic and diluted net loss per share as if the Company had not amortized its goodwill and assembled workforce under SFAS 142 in 2001 (in thousands, except per share data):

Reported net loss	$(44,980)
Add:
Goodwill and assembled workforce amortization, net of tax	26,237

Adjusted net loss	$(18,743)

Basic and diluted net loss per share:
Reported net loss per share	$(0.58)
Add:
Goodwill and assembled workforce amortization, net of tax	0.34

Adjusted basic and diluted net loss per share	$(0.24)

      In 2002, the Company recorded an increase in goodwill of $0.7 million related to acquisitions in 2001 to reflect an adjustment to the purchase price allocation in accordance with SFAS 142. In 2003, the Company recorded an increase in goodwill of $51.9 million related to the Striva acquisition — see Note 2, Business Combinations.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

     Lease Obligations

      In February 2000, the Company entered into two lease agreements for new corporate headquarters in Redwood City, California. The Company occupied the new corporate headquarters in August 2001. The lease expires in July 2013. The Company paid for tenant improvements, primarily related to the exercise of build-to-suit options under the facility lease agreement. The total cost of leasehold improvements for this facility through its completion in June 2002 was approximately $33.4 million. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if our annual revenues reach $750 million and we have quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

      The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $15.4 million, $16.2 million and $15.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Operating lease payments in the table below include approximately $13.0 million, net of anticipated sublease income, for operating lease commitments for facilities that are included in restructuring charges. See Note 7, Restructuring Charges, for a further discussion.

      Future minimum lease payments as of December 31, 2003 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Years ending December 31:
2004	$17,831
2005	17,584
2006	17,615
2007	16,745
2008	16,147
Thereafter	77,896

Total minimum lease payments	$163,818

      During 2002, the Company signed sublease agreements for leased office space in Palo Alto, California and Carrollton, Texas. In 2003, the Company signed sublease agreements for leased office space in San Francisco, Palo Alto and Redwood City, California. Under the sublease agreements, the Company received $0.9 million and $0.1 million sublease income for the years ended December 31, 2003 and 2002, respectively, and will receive sublease income of $1.1 million, $1.0 million, $0.4 million and $0.1 million for the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

     Indemnifications

      The Company sells software licenses and services to its customers under contracts, which the Company refers to as the License to Use Informatica Software (“License Agreement”). Each License Agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The License Agreement generally limits the

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product.

      The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims against the Company are outstanding as of December 31, 2003. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Warranties

      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the FASB’s SFAS No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2003 and 2002. To date, the Company’s product warranty expense has not been significant.

7.	Restructuring Charges

      During 2001, the Company announced a restructuring plan and recorded restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      During 2002, the Company recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for the Company’s excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to management’s estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions including, the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.

      Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2003 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

      Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sublease income may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the first quarter of 2005 through 2007, restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2003 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Net Cash	Non-Cash	December 31,
	2002	Adjustments	Payments	Charges	2003

Excess leased facilities	$19,706	—	(4,539)	—	15,167

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2002 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Net Cash	Non-Cash	December 31,
	2001	Adjustments	Payments	Charges	2002

Property and equipment write-offs	$—	$1,887	$—	$(1,887)	$—
Excess leased facilities	9,332	15,143	(4,769)	—	19,706

	$9,332	$17,030	$(4,769)	$(1,887)	$19,706

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2001 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Net Cash	Non-Cash	December 31,
	2000	Adjustments	Payments	Charges	2001

Property and equipment write-offs	$—	$1,497	$—	$(1,497)	$—
Excess leased facilities	—	10,599	(1,267)	—	9,332

	$—	$12,096	$(1,267)	$(1,497)	$9,332

      As of December 31, 2003, $4.6 million of the $15.2 million accrued restructuring charges was classified as current liabilities and the remaining $10.6 million was classified as noncurrent liabilities.

8.	Stockholders’ Equity

     Common Stock

     Repurchase Rights

      In September 2003, the Company entered into restricted stock agreements with three Striva employees. In connection with these agreements, upon the Company’s acquisition of Striva and the conversion of Striva’s common stock to the Company’s common stock, 50% of the converted Striva stock held by the employee is

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to a repurchase right by the Company. The total number of common stock shares subject to these repurchase rights totaled 450,149 on the day of the acquisition. If the individual continues to be an employee of the Company, the repurchase rights lapse ratably over periods ranging from one to two years. In connection with these shares, the Company recognized deferred compensation totaling $3.4 million, which is being amortized over the respective vesting periods.

      As of December 31, 2003, the Company had the right to repurchase 381,265 shares of the restricted common stock at $.001 per share.

     Stock Issued for Services Rendered

      In June 2003, the Company granted unrestricted common stock for consulting services rendered. The Company issued 11,000 shares of common stock. The fair value of the common stock on the date of issuance totaled $76,000. The fair value was recognized as a general and administrative expense in the year ended December 31, 2003 as there was no remaining performance obligation.

     Stock Option Plans

     1999 Stock Incentive Plan

      The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years. As of December 31, 2003, the Company had 7,392,434 shares available for future issuance under the 1999 Incentive Plan.

     1999 Non-Employee Director Stock Incentive Plan

      The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering would automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over 24 months. In addition, each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting, will automatically receive options to purchase 20,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date and will vest on the first anniversary of the grant date. There was an initial grant for a new Board member totaling 60,000 shares of common stock and four automatic annual options granted for a total of 80,000 shares of the Company’s common stock in 2003 under the Directors Plan. As of December 31, 2003, the Company has 580,000 shares available for future issuance under the Directors Plan.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     2000 Employee Stock Incentive Plan

      In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years from the date of the grant. As of December 31, 2003, the Company had 590,979 shares available for future issuance under the 2000 Incentive Plan.

     Assumed Option Plans

      In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan and the Striva 2000 Stock Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans.

     Stock Option Plan Activity

      A summary of the Company’s stock option activity under all plans is set forth below:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2000	15,818,798	$17.73
Granted	3,847,350	17.75
Exercised	(1,936,001)	2.76
Canceled	(9,995,709)	28.19

Outstanding at December 31, 2001	7,734,438	7.96
Granted	11,848,462	7.58
Exercised	(1,591,321)	1.34
Canceled	(3,074,259)	10.65

Outstanding at December 31, 2002	14,917,320	7.81
Granted	4,368,235	6.59
Exercised	(1,532,320)	4.56
Canceled	(2,168,112)	11.67

Outstanding at December 31, 2003	15,585,123	$7.26

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise Price		Exercise Price
Exercise Prices	Number	Life (Years)	per Share	Number	per Share

$0.06 — $ 1.88	1,657,354	4.49	$0.80	1,504,588	$0.80
$2.10 — $ 5.25	1,982,410	7.32	$3.92	1,104,181	$3.35
$5.60 — $ 6.57	1,690,543	6.58	$6.53	276,965	$6.49
$6.62 — $ 7.52	1,720,186	6.50	$6.85	182,103	$6.71
$7.54 — $ 7.90	5,364,462	6.44	$7.89	4,363,298	$7.90
$7.91 — $ 8.06	1,491,783	8.21	$8.06	645,146	$8.06
$8.07 — $48.63	1,678,385	6.36	$16.02	1,033,055	$18.12

	15,585,123	6.53	$7.26	9,109,336	$7.28

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

      During 2003, the Company recorded a total of $1.3 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisition of Striva, which is being amortized over the remaining vesting term of the assumed options, generally three years. Additionally in 2003, the Company granted options to the CEO with a variable term that is based on future performance. The variable term of the option is such that it requires the Company to periodically remeasure the value of the grant as compared to the fair value of the stock and record related stock-based compensation. The adjustment to deferred stock compensation and related amortization of stock-based compensation related to this grant for the year ended December 31, 2003 was $84,000.

      Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation related to stock options and the common stock subject to repurchase amounted to $0.8 million, $0.2 million and $1.0 million in 2003, 2002 and 2001, respectively.

1999 Employee Stock Purchase Plan

      The stockholders adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the Purchase

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. During 2003, there were 788,470 shares issued under the Purchase Plan at a weighted-average price of $5.88 per share. As of December 31, 2003, the Company has 4,506,309 shares available for future issuance under the Purchase Plan.

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

Stock Repurchase Plan

      In September 2002, the Company’s Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases were made from time to time in the open market and were funded from available working capital. The number and timing of shares purchased were based on the level of the Company’s cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Under this program, the Company purchased 1,642,498 and 352,234 shares of the Company’s common stock at a cost of $11.4 million and $1.8 million in 2003 and 2002, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock. On September 30, 2003, the Company’s one-year stock repurchase program expired.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accumulated Other Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) as of December 31, 2003 and 2002, as presented in the consolidated statements of stockholders’ equity, are as follows (in thousands):

	December 31,	December 31,
	2003	2002

Unrealized gain on investments	$152	$723
Foreign currency translation adjustment	1,634	1,117

Accumulated other comprehensive income	$1,786	$1,840

10.	Income Taxes

      The federal, state and foreign income tax provisions for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$817	$—	$76
State	150	50	55
Foreign	1,157	871	1,173

	$$2,124	$921	$1,304

      The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Domestic	$24,905	$(8,218)	$(36,103)
Foreign	(15,471)	(6,475)	(7,573)

	$9,434	$(14,693)	$(43,676)

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the provision computed at the statutory federal income tax rate to the Company’s income tax provision is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Income tax provision (benefit) computed at statutory rate	$3,302	$(5,143)	$(15,286)
Federal alternative minimum tax	817	—	76
State taxes	98	33	36
Foreign taxes	1,157	871	1,173
Non-deductible purchased technology	1,583	—	5,506
Amortization of deferred stock-based compensation and intangibles	508	77	363
Other	293	222	712
Valuation allowance	(5,634)	4,861	8,724

	$2,124	$921	$1,304

      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,394	$24,081
Tax credit carryforwards	10,687	8,831
Deferred revenue	3,152	3,838
Reserves and accrued costs not currently deductible	7,254	6,609
Depreciable assets	1,688	2,605
Accrued restructuring costs	7,170	8,554
Amortization of intangibles	292	2,967
Capitalized research and development	1,947	1,494

	50,584	58,979
Valuation allowance	(50,584)	(58,979)

Net deferred tax assets	$—	$—

      SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on a number of factors, which includes the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by $8.4 million in 2003 and increased by $8.9 million and $11.7 million during the years ended December 31, 2002, and 2001 respectively.

      As of December 31, 2003, approximately $40.5 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized.

      As of December 31, 2003, the Company has federal net operating loss carryforwards of approximately $49.8 million, federal research and development tax credit carryforwards of approximately $5.2 million and foreign tax credits of approximately $1.4 million. The net operating loss and the aforementioned tax credit

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards will expire at various times beginning in 2010, if not utilized. The federal minimum tax credit carryforward of $0.4 million has no expiration date.

      As of December 31, 2003, the Company has state net operating loss and research and development tax credit carryforwards of approximately $16.4 million and $5.6 million, respectively. The state net operating loss carryforward will expire in 2009 and the research and development tax credit has no expiration date. State investment tax credits of $0.1 million will expire in 2012.

      Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

11.	Employee 401(K) Plan

      The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the plan, up to a maximum of $1,500 per calendar year. The Company’s match was suspended for calendar years 2003 and 2002. The Company expensed $0.8 million in 2001 for its matching contributions to the Plan. Contributions made by the Company vest 100% upon contribution. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

12.	Segment Information

      The Company has adopted SFAS No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information.” The Company operates solely in one segment, the development and marketing of enterprise analytics software.

      The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2003, 2002 and 2001. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 27%, 26% and 28% of total revenue in 2003, 2002 and 2001, respectively. There were no significant long-lived assets held outside the United States.

      Revenue was derived from customers in the following geographic areas:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
North America	$149,736	$145,178	$143,614
Europe	47,778	46,132	52,252
Other	8,019	4,131	4,279

	$205,533	$195,441	$200,145

13.	Lawsuit Settlement

      In 2003, the Company filed a complaint against Ascential Software Corporation in which the Company asserted that Ascential, and a number of former Informatica employees recruited and hired by Ascential,

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. In July 2003, the Company settled this lawsuit with Ascential. The settlement includes a consent judgment being entered against Ascential, and a permanent injunction enjoining Ascential from using, or further disseminating, confidential, sensitive Informatica information and materials. In addition, Ascential paid Informatica a sum of $1.6 million, which is included in other income (expense), net, for the year ended December 31, 2003.

14.	Related Party Transaction

      Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (WSGR), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2003, 2002 and 2001 were $0.6 million, $0.2 million and $0.2 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

15.	Litigation

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

      Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the Section 10(b) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(b) and 20(a) claims against the Informatica defendants and 62 other individual defendants.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003 and are awaiting the Court’s ruling. The matter is currently in the discovery phase.

      The Company is also a party to various legal proceedings and claims, either asserted or unasserted, arising from the normal course of business activities.

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company.

16.	Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data)
2003(1):
Total revenues	$48,421	$50,619	$50,605	$55,888
Gross profit(2)	38,337	40,188	39,804	44,190
Amortization of stock-based compensation	24	19	22	752
Amortization of other intangible assets	25	25	17	80
Purchased in-process research and development	—	—	4,524	—
Income (loss) from operations	412	2,628	(2,370)	1,705
Net income (loss)	1,042	3,289	(256)	3,235
Net income (loss) per share:
Basic and diluted	$0.01	$0.04	$(0.00)	$0.04
Shares used in calculation of net income (loss) per share:
Basic	80,530	80,143	80,380	83,889
Diluted	83,159	82,777	80,380	89,594

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data)
2002:
Total revenues	$48,527	$49,146	$47,645	$50,123
Gross profit(2)	37,010	37,439	36,244	38,277
Amortization of stock-based compensation	73	65	52	31
Amortization of other intangible assets	25	25	25	25
Restructuring charges	—	—	17,030	—
Income (loss) from operations	(1,556)	(1,482)	(18,392)	374
Net income (loss)	(254)	434	(17,280)	1,486
Net income (loss) per share:
Basic and diluted	$(0.00)	$0.01	$(0.22)	$0.02
Shares used in calculation of net income (loss) per share:
Basic	78,963	79,308	79,999	80,720
Diluted	78,963	82,796	79,999	83,082

(1)	The previously reported results of operations for the first three quarters of 2003 were adjusted to reflect the correction of an error in methodology of allocating revenue between the license and service components of arrangements under SOP 98-9, which resulted in an overallocation of license revenues and underallocation of service revenues in those periods. This adjustment resulted in a decrease in license revenues of $715, $609 and $704 and an increase in service revenues of $588, $681 and $632 in the first three quarters, respectively. The net impact on total revenues, gross profit, income (loss) from operations and net income (loss) was $(127), $72 and $(72) for the first three quarters of 2003, respectively. Net income (loss) per share was not affected. An adjustment was also needed to reflect the remaining net cumulative impact of the error on the balance sheet in the fourth quarter. As a result, deferred revenue was increased by $1,375 and license revenues reduced by the same amount.

(2)	The previously reported gross profit for the first three quarters of 2003 was adjusted to reflect the reclassification of amortization of acquired technology from operating expenses to cost of license. This adjustment resulted in a decrease in gross profit of $260, $115 and $82 in the first three quarters of 2003 and $260 for each of the quarters in 2002, respectively. Income (loss) from operations was not affected.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Control Procedures

      (a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      (b) Changes in internal control over financial reporting. Under relevant professional auditing standards, “significant deficiencies” are referred to as “reportable conditions,” which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is a particularly serious deficiency where the internal control component does not reduce to a relatively low level the risk that misstatements caused by errors or fraud may occur in amounts that would be material in relation to the consolidated financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

      In the fourth quarter of 2003, we discovered an internal control deficiency that resulted in an error in our allocation of revenue between the license and service components. The error resulted in an overallocation of license revenue and an underallocation of service revenue in certain periods. See Note 16 to our consolidated financial statements in Item 8. We corrected the error in the fourth quarter of 2003 and reviewed all policies governing deferral and recognition of revenue and all related systematic or manual detailed calculations to ensure policies were appropriate, that the calculations were consistent with the related policies and that the policies and calculations were in accordance with SOP 97-2, SOP 98-9 and other relevant revenue recognition accounting guidance. Our independent auditors have informed us and the Audit Committee that this deficiency constituted a “reportable condition,” but not a “material weakness.” We do not believe this deficiency had a material impact on our consolidated financial statements.

      Accordingly, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to Directors is included under the caption “Proposal One — Election of Directors” in the Proxy Statement for the 2004 Annual Meeting to be held on May 27, 2004 (the “2004 Proxy Statement”) and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers of the Registrant” in Part I hereof after Item 4. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement and is incorporated herein by reference.

Code of Ethics

      We have adopted a Code of Ethics that applies to our principal executive officer and senior financial and accounting officers. You can find our Code of Ethics on our website at http://www.informatica.com/investor and clicking on the link “Code of Ethics For Principal Executives and Senior Financial Officers.”

      We will post any amendments to the Code of Ethics, as well as any waivers that are required to be disclosed by the rules of either the SEC or the Nasdaq Stock Market, on our website.

Item 11.	Executive Compensation

      The information required by this item is included under the caption “Proposal One — Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is included under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is included under the caption “Transactions with Management” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is included under the caption “Proposal Three — Ratification of Appointment of Independent Auditors” in the 2004 Proxy Statement and is incorporated herein by reference.

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

           3. Exhibits

See Exhibit Index.

      (b) Reports on Form 8-K

On October 7, 2003, we filed a report on Form 8-K pursuant to Item 2 relating to our acquisition of Striva Corporation on September 29, 2003.

On October 16, 2003, we furnished a report on Form 8-K pursuant to Item 12 relating to our financial results for the quarter ended September 30, 2003.

INFORMATICA CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balances at	Charged to		Balances at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

	(In thousands)
Provision for Doubtful Accounts
Year ended December 31, 2003	$461	$145	$(42)	$564
Year ended December 31, 2002	$425	$1,181	$(1,145)	$461
Year ended December 31, 2001	$826	$533	$(934)	$425

	Balances at			Balances at
	Beginning	Charged to		End of
	of Period	Revenue	Deductions	Period

Sales and Return Allowances
Year ended December 31, 2003	$888	$—	$(183)	$705
Year ended December 31, 2002	$1,870	$425	$(1,407)	$888
Year ended December 31, 2001	$3,032	$1,186	$(2,348)	$1,870

SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 10th day of March 2004.

INFORMATICA CORPORATION INC.

By:	/s/ GAURAV S. DHILLON

Gaurav S. Dhillon
Chief Executive Officer, President and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ GAURAV S. DHILLON Gaurav S. Dhillon	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2004

/s/ EARL E. FRY Earl E. Fry	Chief Financial Officer, Executive Vice President, and Secretary (Principal Financial and Accounting Officer)	March 10, 2004

/s/ DAVID W. PIDWELL David W. Pidwell	Director	March 10, 2004

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	March 10, 2004

/s/ JANICE D. CHAFFIN Janice D. Chaffin	Director	March 10, 2004

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	March 10, 2004

/s/ CARL J. YANKOWSKI Carl J. Yankowski	Director	March 10, 2004

/s/ SOHAIB ABBASI Sohaib Abbasi	Director	March 10, 2004

EXHIBIT INDEX

Exhibit
Number		Document

2.1		Agreement and Plan of Merger, dated September 11, 2003, by and among Informatica Corporation, a Delaware corporation, Stopwatch Acquisition Corporation, a Delaware corporation, Striva Corporation, a Delaware corporation, and Pete Sinclair as Stockholder Representative.(1)
2.2		Amendment No. 1 to Agreement and Plan of Merger, dated September 22, 2003.(1)
2.3		Amendment No. 2 to Agreement and Plan of Merger, dated September 29, 2003.(1)
3.1		Amended and Restated Certificate of Incorporation of Informatica Corporation.(2)
3.2		Bylaws, as amended, of Informatica Corporation.
3.4		Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares.(3)
3.5		Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation.(4)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company.(4)
10	.1*	Company’s 2000 Employee Stock Incentive Plan, as amended.(5)
10	.6*	Form of Indemnification Agreement between the Company and each of its executive officers and directors.(2)
10	.10*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder.(6)
10	.11*	Company’s 1999 Stock Incentive Plan, as amended.(7)
10	.12*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder.(8)
10	.13*	Company’s 1999 Non-Employee Director Stock Incentive Plan.(2)
10.14		Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and among the Company and Pacific Shores Center LLC.(9)
10.15		Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and among the Company and Pacific Shores Center LLC.(9)
10	.19*	Offer Letter, dated as of August 6, 2002, by and among the Company and Clive A. Harrison.(10)
10	.20*	Description of management arrangement with Earl E. Fry.(10)
10	.21*	Amendment to 1999 Non-Employee Director Stock Incentive Plan.(11)
10	.22*	Agreement on the Forgiveness of Employee Loan dated September 13, 2001, by and among the Company and Earl E. Fry.(12)
10	.23*	Separation Agreement and Release, dated January 30, 2004, by and among the Company and Sanjay Poonen.
10	.24*	Offer Letter, dated January 8, 2004, by and among the Company and Paul Albright.
21.1		List of Subsidiaries.
23.2		Consent of Ernst & Young LLP, Independent Auditors.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003.

(2)	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on April 8, 1999.

(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(4)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 2001.

(5)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001.

(6)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on February 19, 1999.

(7)	Incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(8)	Incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(9)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(10)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

(11)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2003.

(12)	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 24, 2003.

*	Indicates management contract or compensatory plan or arrangement.