Form 10-Q
period 2004-03-31
INFORMATICA CORP
filed 2004-05-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

      As of April 30, 2004, there were 85,735,467 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,353	$82,903
Short-term investments	150,658	140,890
Accounts receivable, net of allowances of $850 and $1,269, respectively	26,233	34,375
Prepaid expenses and other current assets	8,831	5,124

Total current assets	267,075	263,292
Restricted cash	12,166	12,166
Property and equipment, net	36,605	38,734
Goodwill	82,003	82,186
Intangible assets, net	4,736	5,325
Other assets	1,582	1,105

Total assets	$404,167	$402,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,807	$4,458
Accrued liabilities	24,145	25,136
Accrued compensation and related expenses	9,820	14,251
Income taxes payable	1,511	1,983
Accrued restructuring charges	4,396	4,624
Accrued merger costs	390	543
Deferred revenue	54,730	51,282

Total current liabilities	96,799	102,277
Accrued restructuring charges, less current portion	9,682	10,543
Accrued merger costs, less current portion	236	389
Commitments and contingencies Stockholders’ equity	297,450	289,599

Total liabilities and stockholders’ equity	$404,167	$402,808

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Revenues:
License	$24,918	$22,866
Service	29,255	25,555

Total revenues	54,173	48,421
Cost of revenues:
License	1,101	587
Service	10,071	9,237
Amortization of acquired technology	574	260

Total cost of revenues	11,746	10,084

Gross profit	42,427	38,337
Operating expenses:
Research and development	12,905	11,340
Sales and marketing	22,302	21,140
General and administrative	4,978	5,396
Amortization of intangible assets	55	25
Amortization of stock-based compensation	638	24

Total operating expenses	40,878	37,925

Income from operations	1,549	412
Interest income and other, net	689	1,123

Income before income taxes	2,238	1,535
Income tax provision	347	493

Net income	$1,891	$1,042

Net income per share:
Basic and diluted	$0.02	$0.01

Weighted shares used in calculation of net income per share:
Basic	84,811	80,530

Diluted	89,752	83,159

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Operating activities
Net income	$1,891	$1,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,731	2,927
Provision for doubtful accounts and accounts receivable reserve	(207)	96
Stock-based compensation	1,008	24
Amortization of intangible assets and acquired technology	629	285
Other	2	(18)
Changes in operating assets and liabilities:
Accounts receivable	8,349	7,064
Prepaid expenses and other current assets	(3,534)	1,077
Other assets	(477)	14
Accounts payable	(2,651)	(707)
Accrued liabilities	(991)	(612)
Accrued compensation and related expenses	(4,431)	(1,243)
Income taxes payable	(472)	(143)
Accrued restructuring charges	(1,089)	(1,193)
Accrued merger charges	(93)	—
Deferred revenue	3,418	(415)

Net cash provided by operating activities	4,083	8,325

Investing activities
Purchase of property and equipment, net	(846)	(812)
Purchases of investments	(51,390)	(64,583)
Sales and maturities of investments	41,667	42,590

Net cash used in investing activities	(10,569)	(22,805)

Financing activities
Proceeds from issuances of common stock	5,131	2,697
Repurchases and retirements of common stock	—	(7,565)

Net cash provided by (used in) financing
Activities	5,131	(4,868)

Effect of foreign currency translation on cash and cash equivalents	(195)	(42)

Decrease in cash and cash equivalents	(1,550)	(19,390)
Cash and cash equivalents at beginning of period	82,903	105,590

Cash and cash equivalents at end of period	$81,353	$86,200

Supplemental disclosures:
Income taxes paid	$836	$609

Supplemental disclosures of noncash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$45	$(49)

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying condensed consolidated financial statements of Informatica Corporation (“the Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2004 and 2003 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2004 or any future period.

      Certain amounts in the Company’s March 31, 2003 consolidated financial statements were reclassified to conform with the current period presentation.

      Approximately $19.8 million in municipal securities have been reclassified from cash and cash equivalents to short-term investments at March 31, 2003.

      For the three months ended March 31, 2003, license revenues were decreased by $0.7 million and service revenues were increased by $0.6 million due to an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”). The error was corrected in the fourth quarter of 2003. The Company did not amend any of its periodic reports previously filed with the SEC, however, the previously reported 2003 quarterly results have been adjusted in this Form 10-Q to reflect the impact of the error.

      Amortization of acquired technology has been reclassified to cost of revenues for the three months ended March 31, 2003 from amortization of goodwill and other intangible assets.

      These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated financial statements of the Company.

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

      The Company recognizes revenue in accordance with SOP 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended and modified by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped or the Company has provided the customer with the access codes that allow for immediate possession of the software, the fees are fixed or

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determinable, collectibility is probable and vendor-specific objective evidence of fair value (“VSOE”) exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period if all other revenue recognition criteria under SOP 97-2 have been satisfied. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied. For the data integration products, data warehouse modules and business intelligence platform sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable and after all other revenue recognition criteria have been satisfied. The Company ceased selling date warehouse modules in July 2003. For the Company’s analytic application suites, which the Company ceased selling directly in July 2003, it recognizes both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since the Company does not have VSOE of maintenance for its analytic application suites.

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

      The Company also enters into OEM arrangements that provide for license fees based on inclusion of the Company’s products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least $1,000,000 and with timely payment history, generally for the last 12 months. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report the Company receives from the OEM, or in the case of OEM’s with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

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

3.	Intangible Assets and Goodwill

      Intangible assets, excluding goodwill, consist of the following (in thousands)

	March 31, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$6,395	$(3,570)	$2,825	$6,355	$(3,343)	$3,012
Developed technology	1,775	(714)	1,061	1,775	(359)	1,416
Customer relationships	945	(95)	850	945	(48)	897
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$9,412	$(4,676)	$4,736	$9,372	$(4,047)	$5,325

      Amortization expense of intangible assets was approximately $0.6 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. The weighted-average amortization period of the Company’s core technology, developed technology, customer relationships and patents are three and one half years, one and one quarter years, five years and three years, respectively. The amortization expense related to identifiable intangible assets as of March 31, 2004 is expected to be $1.9 million for the remainder of 2004 and $1.1 million, $1.1 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

      In 2003 and in the quarter ended March 31, 2004, the Company recorded an increase in goodwill of $51.9 million and a decrease of $0.2 million, respectively, related to the Striva acquisition — see Note 8, Business Combinations.

4.	Net Income Per Share

      Under the provisions of SFAS No. 128, “Earnings per Share,” basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options, to the weighted-average number of common shares outstanding during the period, if dilutive, using the treasury stock method. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is antidilutive.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income	$1,891	$1,042
Weighted-average shares outstanding	85,146	80,530
Weighted-average unvested common shares subject to repurchase	(335)	—

Weighted-average basic common shares	84,811	80,530
Effect of dilutive securities (stock options)	4,941	2,629

Weighted-average diluted common stares	89,752	83,159

Net income per share:
Basic and diluted	$0.02	$0.01

5.	Stock-Based Compensation

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

      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123, the Company’s net income and basic and diluted net income per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net income, as reported	$1,891	$1,042
Add: stock-based compensation expense included in reported net income, net of related tax effects	638	24
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3,411)	(6,621)

Net loss, pro forma	$(882)	$(5,555)

Basic and diluted net income per share, as reported	$0.02	$0.01

Basic and diluted net loss per share, pro forma	$(0.01)	$(0.7)

      These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

      In addition to the $0.6 million of stock-based compensation expense included in reported net income above, the Company recorded $0.4 million related to the acceleration of stock options for terminated employees in the three months ended March 31, 2004.

6.	Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Net income	$1,891	$1,042
Other comprehensive income:
Unrealized gain (loss) on investments	45	(49)
Foreign currency translation adjustment	(224)	(42)

Comprehensive income	$1,712	$951

7.	Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. This Interpretation applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variable interest in, or have significant involvement with, an existing VIE. The Company currently has no contractual relationship or other business relationship with a VIE, therefore the adoption did not have any effect on the Company’s consolidated financial position or results of operations.

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

      Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $58.5 million, consisting of $30.7 million of cash and 3,189,839 shares of the Company’s common stock valued at $27.8 million, to acquire all of the outstanding common and preferred shares of Striva, including the assumption by the Company of all of the outstanding stock options issued pursuant to Striva’s stock option plan, which became options to purchase 345,220 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting.

      The Company decreased the amount allocated to goodwill by $0.2 million from the $51.9 million amount previously reported at December 31, 2003 to $51.7 million for the quarter ended March 31, 2004. The decrease in the goodwill was primarily a result of an adjustment to the merger accrual related to a facilities lease. The Company anticipates that none of the $62.1 million of the goodwill and intangible assets recorded in connection with the Striva acquisition will be deductible for income tax purposes.

      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Business Combination” (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. As noted above, the merger accrual was adjusted in the first quarter of 2004. The Company decreased the merger accrual by $0.2 million from the $1.9 million amount previously reported at December 31, 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.1 million was paid during the quarter ended March 31, 2004 and $1.0 million was paid during the year ended December 31, 2003. As of March 31, 2004, $0.4 million was classified as current liabilities and $0.2 million was classified as noncurrent liabilities.

      The total fair value of the options assumed was $2.3 million, of which $1.0 million was included in the purchase price. The remaining $1.3 million was classified as deferred compensation and is being amortized over the remaining vesting period of the underlying awards. As a result of the acquisition, three employees of Striva granted the Company a right to repurchase, subject to continued employment, a certain number of shares of the Company’s common stock at a price of $0.001 per share. As a result, an additional $3.4 million (representing the closing stock price on the effective date of the acquisition multiplied by the number of shares) was recorded as deferred stock-based compensation and is being amortized as the right to repurchase lapses. The Company recorded amortization expense of $0.7 million in the quarter ended March 31, 2004 related to the deferred compensation. The Company expects to record amortization expense of approximately $1.4 million for the remainder of 2004 and $1.4 million, $0.2 million and $11,000 in 2005, 2006 and 2007, respectively.

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

      Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2004 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

      Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the first quarter of 2005 through 2007, restructuring charges could increase by approximately $3.2 million. If the Company does not occupy certain available vacant facilities during the remaining lease terms from 2008 through 2013, restructuring charges could increase by approximately an additional $15.5 million.

      A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2004 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Net Cash	Non-Cash	March 31,
	2003	Adjustments	Payments	Charges	2004

Excess leased facilities	$15,167	$—	$(1,089)	$—	$14,078

      As of March 31, 2004, $4.4 million of the $14.1 million accrued restructuring charges was classified as current liabilities and the remaining $9.7 million was classified as noncurrent liabilities.

10.	Warranties and Indemnification

Warranties

      The Company generally provides a warranty for its software products and services to its customers for a period of three to nine months and accounts for its warranties under SFAS No. 5, “Accounting for

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2004 and December 31, 2003. To date, the Company’s product warranty expense has not been significant.

Indemnifications

      The Company sells software licenses and services to its customers under contracts, which the Company refers to as the License to Use Informatica Software (“License Agreement”). Each License Agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The License Agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product.

      The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims against the Company are outstanding as of March 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the Software Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on the results of operations, cash flows or financial position of the Company. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect the Company’s future results of operations, cash flows or financial position in a future period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; international expansion beyond North America and Europe; the recording of amortization expense for acquired technology, intangibles and stock-based compensation; the integration of our recent acquisition of Striva Corporation with the rest of our operations; the ability of our products to meet customer demand; our ability to provide continuing support to our current analytic application customers; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

      The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of data integration and business intelligence software. We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and training. Our license revenues are derived from our data integration and business intelligence software products, as well as our analytic application suites and data warehouse modules, which we ceased selling directly in July 2003. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts, consulting services and training that we perform for customers that license our products either directly or indirectly. For the three months ended March 31, 2004, license revenues received directly from our end users accounted for 61% of total license consolidated revenues, while license revenues received indirectly through our indirect channel partners accounted for 39% of total consolidated license revenues. In addition, we are continuing to focus our resources on providing infrastructure solutions and to strengthening relationships with several of our indirect channel partners due to our exit from the analytic applications business in July 2003.

      We license our software and provide services to all industry sectors, including financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We sell our products through both our own direct sales forces and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom, Asia-Pacific, Australia, Europe, Japan and Latin America. Substantially all of our international sales have been in Europe. Revenue outside of Europe and North America, which includes the United States and Canada, has been 4% or less of total consolidated revenues during the last two years, although we anticipate further expansion outside of these two regions in the future.

      In the quarter ended March 31, 2004, revenues grew by 12% to $54.2 million from $48.4 million in the same period one year ago. In addition, we continue to be profitable on a quarterly basis, generating net income of $1.9 million, or $0.02 per diluted share, for the quarter. Increases in both license and services revenue continue to offset the loss of analytical application suite and data warehouse module revenue.

Adjustments to Previously Announced 2003 Quarterly Results

      In the fourth quarter of 2003, we discovered an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”). This allocation methodology had been applied consistently from the fourth quarter of 1999. We immediately corrected the error in the fourth quarter of 2003. We did not amend any of our periodic reports previously filed with the SEC or revise any results prior to 2003. However, we have adjusted our previously reported 2003 quarterly results in this report and the Selected Quarterly Consolidated Financial Data (Unaudited), in the notes to consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K to reflect the impact of the error.

Critical Accounting Policies

      Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Note 1 of notes to consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

      We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with GAAP guidance that has been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable and if a customer is credit-worthy. For example, in the three months ended March 31, 2004, management determined that four countries had sufficient credit-worthiness to warrant a re-assessment of our revenue recognition policy, such that revenue generated from these countries is now recognized upon delivery of the product as opposed to receipt of cash, assuming it is a credit-worthy customer. In addition, management determined that the credit-worthiness of one significant customer had deteriorated to the point that management felt it was necessary to defer the recognition of revenue from such customer until such time as we receive payment for our products.

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

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through our resellers and distributors, we recognize revenue upon delivery and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. We ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1,000,000 and with timely payment history, generally for the last 12 months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

      We also enter into OEM arrangements that provide for license fees based on inclusion of our products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least $1,000,000 and with timely payment history, generally for the last 12 months. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report we receive from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria have been satisfied.

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

Allowance for Sales Returns and Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For example, we recorded an additional bad debt expense in 2002 related to customers that filed for bankruptcy.

      We maintain allowances for sales returns on specific revenue in the same period as the related revenues are recorded. These estimates require management judgment and are based on historical sales returns and other known factors. If these estimates do not adequately reflect future sales returns, revenue could be overstated.

Impairment of Goodwill

      We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software products. Goodwill was tested for impairment in the annual impairment test on October 31, 2003 using the two-step process required by SFAS 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

      Based on these estimates, we determined that as of October 31, 2003 there were no indications of impairment of goodwill. Since October 31, 2003, there have been no indications of impairment and the next annual impairment test will occur as of October 31, 2004. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the Reporting Unit, which may result in impairment of goodwill.

Restructuring Charges

      During 2002 and 2001, we recorded significant charges in connection with our excess facilities. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by estimated gross sublease income expected to be received over the remaining lease terms.

      If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we recorded a restructuring charge in 2001 related to our excess facilities and took an additional charge in 2002 for the excess facilities based on the continued deterioration in the real estate market and low sublease rates. See Note 9, Restructuring Charges, of notes to condensed consolidated financial statements in Item 1. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rate, expected sublease terms and the estimated time to sublease. We will periodically assess the need to update the original restructuring charges based on the current real estate market information and trend analysis and executed sublease agreements.

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

Deferred Taxes

      We recorded a full valuation allowance to reduce all of our deferred tax assets to the amount that is likely to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance; however, if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would increase the results of operations in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to results of operations in the period in which such determination was made.

Results of Operations

Three Months Ended Mach 31, 2004 and 2003

      The following table presents certain financial data for the three months ended March 31, 2004 and 2003 as a percentage of total revenues:

	Three
	Months
	Ended
	March 31,

	2004	2003

Consolidated Statements of Operations Data:
Revenues:
License	46%	47%
Service	54	53

Total revenues	100	100
Cost of revenues:
License	2	1
Service	19	19
Amortization of acquired technology	1	1

Total cost of revenues	22	21

Gross profit	78	79
Operating expenses:
Research and development	24	23
Sales and marketing	41	44
General and administrative	9	11
Amortization of intangibles	—	—
Amortization of stock-based compensation	1	—

Total operating expenses	75	78

Income from operations	3	1
Interest income and other, net	1	2

	Three
	Months
	Ended
	March 31,

	2004	2003

Income before income taxes	4	3
Income tax provision	1	1

Net income	3%	2%

Cost of license revenues, as a percentage of license Revenues	4%	3%
Cost of service revenues, as a percentage of service Revenues	34%	36%

Revenues

      Our total revenues increased to $54.2 million for the three months ended March 31, 2004 from $48.4 million for the three months ended March 31, 2003, representing an increase of $5.8 million or 12%.

      Our license revenues increased to $24.9 million for the three months ended March 31, 2004 from $22.9 million for the three months ended March 31, 2003. The $2.0 million or 9% increase for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to $4.3 million of incremental sales of our new products introduced and major new releases of existing products released in the 12-month period ended March 31, 2004. The increase also included a benefit of $0.8 million from the change in assessment of two European countries’ credit status from cash basis revenue recognition to recognition upon delivery, as discussed further in “Critical Accounting Policies, Revenue Recognition”. These increases were offset by a decrease in revenues of approximately $0.9 million from the partial cancellation of an order from one of our resellers. Furthermore, license revenue for the three months ended March 31, 2003 included an additional $1.6 million from license revenue attributable to our analytical applications in 2003, which we no longer sell.

      Service revenues increased to $29.3 million for the three months ended March 31, 2004 from $25.6 million for the three months ended March 31, 2003. The $3.7 million or 14% increase was primarily due to an increase of $4.3 million in maintenance revenues in 2004, which was associated with strong renewals of maintenance contracts. The increase in maintenance revenues in 2004 was partially offset by a $0.6 million decrease in consulting and training revenues, which was the result of fewer billable consultants performing implementation and training services in 2004. For the remaining quarters of 2004, we expect maintenance revenue to remain strong based on our growing installed customer base, and we expect revenue from consulting and training services to remain relatively consistent with the first three months of 2004.

      Our international revenues were $16.9 million and $15.3 million for the three months ended March 31, 2004 and 2003, respectively. The $1.6 million or 10% increase for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to the continued foreign exchange benefit of the weak US Dollar compared to the Euro and British Pound, plus the continuing increases in maintenance revenues in Europe, which increased approximately 25% as a result of strong renewals of maintenance contracts. The increases in Europe were offset by a 33% decrease in combined license and service revenue attributable to Asia. International revenues as a percentage of total revenues were 31% and 32% for the three months ended March 31, 2004 and 2003, respectively.

      While license revenue for the three months ended March 31, 2004 has increased 9% over the same period a year ago, it decreased by 4% from the prior quarter, reflecting more seasonality in license orders than expected in the first quarter. This seasonal reduction in license orders in the first quarter may affect our ability to meet our forecasted sales for the second quarter of 2004. Therefore, our ability to meet our forecast will be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.” Furthermore, we experienced greater than usual sales force turnover during the fourth quarter of 2003 and the first quarter of 2004, which impacted our license revenues in the first quarter of 2004 and may impact our ability to generate license revenues for the remainder of 2004. Additionally, the general economic uncertainty has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in much of 2003 and the first quarter of 2004 and could continue to reduce the rate of conversion of the sales pipeline into license revenue in 2004 or beyond. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.”, “Risk Factors — We have experienced a reduced sales pipeline and pipeline conversion rate, which has adversely affected the growth of our company and the price of our common stock” and “Risk Factors — An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

      In July 2003, we ceased direct sales of our analytic application suites and data warehouse modules, which remain available to our indirect channel partners to sell. We will not receive any future revenue from the distribution of our analytic application suites and data warehouse modules from our independent channel partners. We will make appropriate efforts to provide support to our existing analytic application customers and to encourage our existing and prospective customers to work with our independent channel partners. We may further use or sell elements of this technology in the future, which may generate revenues. For example, in December 2003, we licensed elements of this software technology to one of our strategic partners.

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues increased to $1.1 million for the three months ended March 31, 2004 from $0.6 million for the three months ended March 31, 2003, representing approximately 4% and 3% of license revenues for those periods. The $0.5 million or 83% increase for the three months ended March 31, 2004 compared to the same period in 2003 was due to changes in our percentage mix of royalty-bearing products and the inclusion in the 2003 period of a refund from one of our third-party software providers. This refund of $0.2 million resulted from an overpayment. For the remainder of 2004, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the first three months of 2004.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and training revenues. Our cost of maintenance revenues consists primarily of costs associated with customer support personnel expenses and software maintenance fees to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of training revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues increased to $10.1 million for the three months ended March 31, 2004 from $9.2 million for the three months ended March 31, 2003, representing approximately 34% and 36% of service revenues for those periods. The $0.9 million or 10% increase for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to increased compensation expense of $0.4 million from headcount growth in our customer support group and $0.3 million from increased third-party software maintenance fees. For the remainder of 2004, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first three months of 2004.

Amortization of Acquired Technology

      Amortization of acquired technology is the amortization of technologies acquired through business combinations. See additional discussion at “Amortization of Goodwill and Other Intangible Assets” below. Amortization of acquired technology increased to $0.6 million for the three months ended March 31, 2004 from $0.3 million for the three months ended March 31, 2003. For the remainder of 2004, we expect amortization of acquired technology to be approximately $1.7 million, which reflects the increase from the prior year resulting from our acquisition of Striva in September 2003.

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $12.9 million for the three months ended March 31, 2004 from $11.3 million for the thee months ended March 31, 2003, representing approximately 24% and 23% of total revenues for those periods. The $1.6 million or 14% increase for the three months ended March 31, 2004 compared to the same period in 2003 was due primarily to an increase in compensation costs resulting from an increase in research and development headcount due to expansion of our development center in Bangalore and the acquisition of Striva in the third quarter of 2003. For the remainder of 2004, we expect research and development expenses as a percentage of total revenues to decline in the remaining months of 2004 assuming growth in revenues.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $22.3 million for the three months ended March 31, 2004 from $21.1 million for the thee months ended March 31, 2003, representing approximately 41% and 44% of total revenues for those periods. The increase of $1.2 million or 6% for the three months ended March 31, 2004 compared to the same period in 2003 was due primarily to increased travel-related expenses of $0.6 million and increased costs for sales kick-off and incentive events totaling $0.8 million, partially offset by a decrease in marketing and trade show expenses of $0.4 million. For the remainder of 2004, we expect sales and marketing expenses as a percentage of total revenues will remain relatively consistent with the first three months of 2004.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses decreased to $5.0 million the three months ended March 31, 2004 from $5.4 million for the three months ended March 31, 2003, representing approximately 9% and 11% of total revenues for those periods. The decrease of $0.4 million or 8% for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to a decrease in fees for outside legal, financial professional and consulting service providers. For the remainder of 2004, we expect general and administrative expenses as a percentage of total revenues will remain consistent with the first three months of 2004.

Amortization of Stock-Based Compensation

      Amortization of stock-based compensation increased to $0.6 million for the three months ended March 31, 2004 from $24,000 for the three months ended March 31, 2003. The increase in 2004 was primarily related to the amortization of the deferred compensation recorded in connection with the September 2003 Striva acquisition. We expect to record $1.8 million for the remainder of 2004 for the amortization of stock-based compensation related to the fixed awards issued in conjunction with the Striva acquisition.

      In 2003, we granted a stock option to our CEO that is based on our future performance. The variable term of the option is such that it requires us to periodically remeasure the value of the grant based on the fair value of our common stock and record related stock-based compensation. The stock-based compensation related to this grant for the three months ended March 31, 2004 was a benefit of $22,000 resulting from a decrease in the market price of our common stock between December 31, 2003 and March 31, 2004. There was no stock compensation related to this grant for the three months ended March 31, 2003. If the fair market value of our common stock for the remainder of 2004 were to remain consistent with the closing price at March 31, 2004, we would expect to record amortization of stock-based compensation related to this grant of approximately $30,000 for the remainder of 2004.

Amortization of Intangibles

      Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets we have acquired. Other intangible assets include core technology, developed technology, customer lists and patents. We recorded goodwill and other intangible assets in connection with the acquisitions of Striva Corporation in 2003, syn-T-sys and Informatica Partners in 2001 and Delphi Solutions AG, Zimba and QRB Developers in 2000 as well as the strategic alliance with PricewaterhouseCoopers in 2000.

      Amortization of developed technology and core technology is included in amortization of acquired technology (see above). Amortization of intangible assets includes patents and customer lists and amounted to $55,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively. We expect amortization expense to be approximately $0.1 million for the remainder of 2004, excluding the amortization of acquired technology, which is recognized as a component of cost of revenues.

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

      In September 2002, we recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for our excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to our estimate of occupancy of available vacant facilities. These charges represented adjustments to the original assumptions including the time period that the buildings are expected to be vacant, expected sublease rates, expected sublease terms and estimated time to sublease. We calculated the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.

      Net cash payments for the three months ended March 31, 2004 and 2003 related to the consolidation of excess facilities were $1.1 million and $1.2 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2004 if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of March 31, 2004, $14.1 million of lease termination costs, net of anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007.

      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments against the restructuring liability of $1.1 million and $1.2 million, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.1 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively. For the remainder of 2004, we expect the effect on the results of operations to remain relatively consistent with the first three months of 2004.

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

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $0.7 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively. The decrease of $0.4 million or 36% for the three months ended March 31, 2004 compared to the same period in 2003 was primarily due to lower interest income earned on our cash, cash equivalents, investments and restricted cash. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax provision of $0.3 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the quarter ended March 31, 2004 differed from the recorded income tax provision primarily due to the realization of a portion of previously unbenefitted tax attributes offset by foreign income and withholding taxes.

Recent Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. FIN 46 applies immediately to VIEs created after January 31, 2003. It also applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs created before February 1, 2003 in which an enterprise holds a variable interest. FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We currently have no contractual relationship or other business relationship with a VIE, Therefore the adoption did not have any effect on our consolidated financial position or results of operations.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of March 31, 2004, we had $232.0 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Operating Activities: For the three months ended March 31, 2004 and 2003, net cash flows from operating activities were $4.1 million and $8.3 million, respectively. Cash provided by operating activities in 2004 was primarily due to net income adjusted for non-cash charges for depreciation and amortization and amortization of stock-based compensation, intangible assets and acquired technology. Significant collections in the period, which resulted in decreased accounts receivable, additionally added to net cash provide by operating activities. These additions were offset by substantial payments of our accounts payable, other short-term accrued liabilities and restructuring charges and increases in prepaid expenses.

      Investing Activities: For the three months ended March 31, 2004 and 2003, net cash flows used in investing activities were $10.6 million and $22.8 million, respectively. Of the $10.6 million of cash used in investing activities for the three months ended March 31, 2004, $51.4 million was used for the purchase of short-term investments and $0.8 million was used for the purchase of property and equipment, while cash generated from the sale and maturities of investments totaled $41.2 million.

      Financing Activities: For the three months ended March 31, 2004 and 2003, net cash flows provided by (used in) financing activities were $5.1 million and ($4.9) million, respectively. The $5.1 million provided by financing activities in the first three months of 2004 was from proceeds from issuances of our common stock as a result of exercises of outstanding options and a semi-annual purchase under our Employee Stock Purchase Plan in January 2004.

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

Operating Leases and Contractual Obligations

      We lease certain office facilities and equipment under noncancelable operating leases. Our payment obligations under these operating leases are included in the table below under the caption “Operating Leases.” During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Our operating lease obligations in the table below include approximately $11.6 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in accrued restructuring charges as of March 31, 2004. See Note 9 of notes to the condensed consolidated financial statements in Item 1. During 2002, 2003 and the first three months of 2004, we signed sublease agreements for leased office space in Palo Alto, Redwood City, Scotts Valley and San Francisco, California and Carrollton, Texas. Our expected sublease income from these sublease agreements is included in the table below under the caption “Sublease Income.”

      Our future minimum lease payments as of March 31, 2004 under noncancelable operating leases with original terms in excess of one year and sublease income are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2004	$14,289	$936	$13,353
2005	18,534	1,098	17,436
2006	18,047	584	17,463
2007	16,846	257	16,589
2008	16,147	67	16,080
Thereafter	77,896	—	77,896

Total	$161,759	$2,942	$158,817

      In February 2000, we entered into two lease agreements for new corporate headquarters in Redwood City, California. We occupied the new corporate headquarters in August 2001. The lease expires in July 2013. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if our annual revenues reach $750 million and we have quarterly income from operations of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the condensed consolidated balance sheet.

      There were no material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other Uses of Cash

      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

Off-Balance Sheet Arrangements

      We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RISK FACTORS

      In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2003.

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

      Moreover, we do not have a substantial backlog of license orders at the end of a fiscal period. Historically, this has been particularly the case at the end of the first and third fiscal quarters. For example, in the three months ended March 31, 2004, we experienced greater seasonal reduction in license orders than we expected. Therefore, our license revenues generally reflect orders shipped in the same quarter they are received, and as a result, we do not have significant visibility of expected results for future quarters. Furthermore, we have recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter.

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

We have experienced reduced sales pipeline and pipeline conversion rates in the past, which have adversely affected the growth of our company and the price of our common stock.

      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and the first quarter of 2004, there is still uncertainty regarding our ability to convert potential sales of our products into revenue. If we are unable to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.

      We experienced an increased level of turnover in our direct sale force in the fourth quarter of 2003 and the first quarter of 2004. This increase in turnover rates impacted our ability to generate license revenues in the first quarter of 2004. Although we have hired replacements in our sales force, if we are ineffective in assimilating such new personnel, or if we continue to experience a heightened level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economy. We experienced the adverse effect of the economic slowdown in 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products. In addition, the terrorist actions of September 11, 2001 and the recent military actions in Afghanistan and Iraq magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, we have not experienced any improvement in our pipeline conversion rate in the past three quarters.

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

      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003 and the first quarter of 2004, where we had net income of $7.3 million and $1.9 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $88.8 million as of March 31, 2004. We cannot assure you that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

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

      In addition, we have only a limited history of marketing, selling and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we have experienced difficulties in recruiting, training and managing an international staff, and we may continue to experience such difficulties in the future.

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

      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003 we settled a complaint against Ascential Software Corporation in which a number of former Informatica employees recruited and hired by Ascential, misappropriated our trade secrets, including sensitive products and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. Although we were ultimately successful in this lawsuit, there are no assurances that we will be successful in protecting our proprietary technology from competitors in the future.

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

      As of March 31, 2004, the average rate of return on our investments was 1.5%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2004, the fair market value of the portfolio would decline by approximately $1.0 million. Declines in interest rates will, over time, reduce our interest income.

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

      In management’s opinion, resolution of any of these matters is not expected to have a material adverse impact on our results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of these matters could materially and adversely affect our future results of operations, cash flows or financial position in a future period.

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

      During the three months ended March 31, 2004, we filed the following Current Report on Form 8-K:

      We filed a Form 8-K on January 21, 2004 under “Item 12. Results of Operations and Financial Condition” furnishing our press release reporting our results of operations for the three months and year ended December 31, 2003.

      We filed a Form 8-K on February 23, 2004 under “Item 12. Results of Operations and Financial Condition” furnishing our press release reporting that we would be adjusting our previously announced 2003 quarterly revenues to correct an error in the allocation of revenues between license and service components.

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

Dated: May 6, 2004

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