Form 10-Q
period 2004-06-30
INFORMATICA CORP
filed 2004-08-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      As of July 30, 2004, there were 86,519,445 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,604	$82,903
Short-term investments	149,848	140,890
Accounts receivable, net of allowances of $758 and $1,269, respectively	31,418	34,375
Prepaid expenses and other current assets	7,598	5,124

Total current assets	275,468	263,292
Restricted cash	12,166	12,166
Property and equipment, net	34,535	38,734
Goodwill	82,003	82,186
Intangible assets, net	4,085	5,325
Other assets	1,416	1,105

Total assets	$409,673	$402,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,105	$4,458
Accrued liabilities	23,280	25,136
Accrued compensation and related expenses	11,794	14,251
Income taxes payable	1,515	1,983
Accrued restructuring charges	4,170	4,624
Accrued merger costs	298	543
Deferred revenue	53,766	51,282

Total current liabilities	97,928	102,277
Accrued restructuring charges, less current portion	8,836	10,543
Accrued merger costs, less current portion	218	389
Commitments and contingencies
Stockholders’ equity	302,691	289,599

Total liabilities and stockholders’ equity	$409,673	$402,808

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
License	$23,292	$23,588	$48,210	$46,454
Service	29,742	27,031	58,997	52,586

Total revenues	53,034	50,619	107,207	99,040
Cost of revenues:
License	624	637	1,725	1,224
Service	9,663	9,679	19,746	18,916
Amortization of acquired technology	581	115	1,155	375

Total cost of revenues	10,868	10,431	22,626	20,515

Gross profit	42,166	40,188	84,581	78,525
Operating expenses:
Research and development	13,924	11,358	27,226	22,722
Sales and marketing	22,590	20,782	45,142	41,922
General and administrative	4,709	5,395	9,666	10,791
Amortization of intangible assets	48	25	103	50

Total operating expenses	41,271	37,560	82,137	75,485

Income from operations	895	2,628	2,444	3,040
Interest income and other, net	426	1,257	1,115	2,380

Income before income taxes	1,321	3,885	3,559	5,420
Income tax provision	342	596	689	1,089

Net income	$979	$3,289	$2,870	$4,331

Net income per share:
Basic and diluted	$0.01	$0.04	$0.03	$0.05

Weighted shares used in calculation of net income per share:
Basic	85,557	80,143	85,184	80,335

Diluted	88,394	82,777	89,320	82,959

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2004	2003

Operating activities
Net income	$2,870	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,257	5,751
Provision for doubtful accounts and revenue reserve	(254)	177
Stock-based compensation	2,700	43
Amortization of intangible assets and acquired technology	1,258	425
Other	19	62
Changes in operating assets and liabilities:
Accounts receivable	3,211	3,686
Prepaid expenses and other current assets	(2,301)	3,304
Other assets	(311)	(25)
Accounts payable	(1,353)	452
Accrued liabilities	(1,856)	(522)
Accrued compensation and related expenses	(2,457)	411
Income taxes payable	(468)	39
Accrued restructuring charges	(2,161)	(2,293)
Accrued merger charges	(203)	—
Deferred revenue	2,454	(1,169)

Net cash provided by operating activities	6,405	14,672

Investing activities
Purchase of property and equipment, net	(1,434)	(1,246)
Purchases of investments	(90,281)	(120,462)
Sales and maturities of investments	80,582	69,390

Net cash used in investing activities	(11,133)	(52,318)

Financing activities
Proceeds from issuances of common stock	8,408	3,052
Repurchases and retirement of common stock	—	(10,445)

Net cash provided by (used in) financing activities	8,408	(7,393)

Effect of foreign currency translation on cash and cash equivalents	21	165

Increase (decrease) in cash and cash equivalents	3,701	(44,874)
Cash and cash equivalents at beginning of period	82,903	105,590

Cash and cash equivalents at end of period	$86,604	$60,716

Supplemental disclosures:
Income taxes paid	$1,180	$1,035

Supplemental disclosures of noncash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$79	$(212)

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying condensed consolidated financial statements of Informatica Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2004 and 2003 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2004 or any future period.

      Approximately $53.2 million in municipal securities have been reclassified from cash and cash equivalents to short-term investments at June 30, 2003 to conform to the current year presentation.

      For the three and six months ended June 30, 2003, previously reported license revenues decreased by $0.6 million and $1.3 million and service revenues increased by $0.7 million and $1.3 million, respectively, due to an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). The error was corrected in the fourth quarter of 2003. There was an immaterial difference in net income and no difference in net income per share from amounts previously reported. The Company did not amend any of its periodic reports previously filed with the SEC. However, the previously reported 2003 quarterly results have been adjusted in this Form 10-Q to reflect the impact of the error.

      Amortization of acquired technology has been reclassified to cost of revenues for the three and six months ended June 30, 2003 from amortization of other intangible assets.

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

      The Company recognizes revenue in accordance with SOP 97-2 (“SOP 97-2”) “Software Revenue Recognition,” as amended and modified by SOP 98-9. The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped or the Company has provided the customer with the access codes that allow for immediate possession of the software, the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value (“VSOE”) exists to allocate a portion of the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period if all other revenue recognition criteria under SOP 97-2 have been satisfied. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied. For the data integration products, data warehouse modules and business intelligence platform sold directly to end users, the Company recognizes revenue upon shipment when collectibility is probable and after all other revenue recognition criteria have been satisfied. The Company ceased selling date warehouse modules in July 2003. For the Company’s analytic application suites, which the Company ceased selling directly in July 2003, it recognizes both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since the Company does not have VSOE of maintenance for its analytic application suites.

      The Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for those resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last 12 months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt; for both cases, revenue is recognized after all other revenue recognition criteria have been satisfied. The Company’s standard agreements do not contain product return rights.

      The Company also enters into OEM arrangements that provide for license fees based on inclusion of the Company’s products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last 12 months. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report the Company receives from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

      The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Education revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred revenue includes deferred license, maintenance, consulting and education revenue. The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

3.     Intangible Assets

      Intangible assets consist of the following (in thousands):

	June 30, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$6,373	$(3,797)	$2,576	$6,355	$(3,343)	$3,012
Developed technology	1,775	(1,069)	706	1,775	(359)	1,416
Customer relationships	945	(142)	803	945	(48)	897
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$9,390	$(5,305)	$4,085	$9,372	$(4,047)	$5,325

      Amortization expense of intangible assets was approximately $0.6 million and $0.1 million for the three months ended June 30, 2004 and 2003, and $1.3 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. The weighted-average amortization period of the Company’s core technology, developed technology, customer relationships and patents are three and one half years, one and one quarter years, five years and three years, respectively. The amortization expense related to identifiable intangible assets as of June 30, 2004 is expected to be $1.2 million for the remainder of 2004 and $1.1 million, $1.1 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$979	$3,289	$2,870	$4,331
Weighted-average shares outstanding	85,823	80,143	85,485	80,335
Weighted-average unvested common shares subject to repurchase	(266)	—	(301)	—

Weighted-average basic common shares	85,557	80,143	85,184	80,335
Effect of dilutive securities	2,837	2,634	4,136	2,624

Weighted-average diluted common shares	88,394	82,777	89,320	82,959

Net income per share:
Basic and diluted	$0.01	$0.04	$0.03	$0.05

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

      Pro forma information regarding net income and net income per share is required by SFAS 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan using the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option-pricing model.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income, as reported	$979	$3,289	$2,870	$4,331
Add: stock-based compensation expense included in reported net income, net of related tax effects	637	19	1,275	43
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4,052)	(6,708)	(7,463)	(13,329)

Net loss, pro forma	$(2,436)	$(3,400)	$(3,318)	$(8,955)

Basic and diluted net income per share, as reported	$0.01	$0.04	$0.03	$0.05

Basic and diluted net loss per share, pro forma	$(0.03)	$(0.04)	$(0.04)	$(0.11)

      These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

      In addition to the $0.6 million and $1.3 million of stock-based compensation expense included in reported net income above related to the three and six months ended June 30, 2004, respectively, the Company recorded $0.4 million related to the acceleration of stock options for terminated employees in the three months ended March 31, 2004 and $1.1 million in the three months ended June 30, 2004 related to the termination of the Company’s right to repurchase shares of common stock issued to a former employee as part of an acquisition.

6.     Comprehensive Income

      The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income	$979	$3,289	$2,870	$4,331
Other comprehensive income:
Unrealized gain (loss) on investments	(786)	(163)	(741)	(212)
Foreign currency translation adjustment	79	206	(145)	165

Comprehensive income	$272	$3,332	$1,984	$4,284

7.     Recent Accounting Pronouncements

      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company will apply the recognition and measurement guidance of EITF 03-01 in future

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods and it expects that the adoption will not have a material impact on the results of operations or financial condition.

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

      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Business Combination” (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. As noted above, the merger accrual was adjusted in the first quarter of 2004. The Company decreased the merger accrual by $0.2 million from the $1.9 million amount previously reported at December 31, 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.2 million was paid during the six months ended June 30, 2004 and $1.0 million was paid during the year ended December 31, 2003. As of June 30, 2004, $0.3 million was classified as current liabilities and $0.2 million was classified as noncurrent liabilities.

      The total fair value of the options assumed was $2.3 million, of which $1.0 million was included in the purchase price. The remaining $1.3 million was classified as deferred compensation and is being amortized over the remaining vesting period of the underlying awards. As a result of the acquisition, three employees of Striva granted the Company a right to repurchase, subject to continued employment, a certain number of shares of the Company’s common stock at a price of $0.001 per share. As a result, an additional $3.4 million (representing the closing stock price on the effective date of the acquisition multiplied by the number of shares) was recorded as deferred stock-based compensation and is being amortized as the right to repurchase lapses. During the three months ended June 30, 2004, the Company’s right to repurchase the common stock from one of the three employees was terminated in connection with the employee’s termination of his employment with the Company. The stock-based compensation related to the termination of the right to repurchase such shares was $1.1 million and was recorded as research and development expense in the three months ended June 30, 2004. The Company additionally recorded amortization expense of $0.4 million and $0.8 million to research and development and $0.3 million and $0.5 million to sales and marketing expense in the three and six months ended June 30, 2004, respectively, related to the deferred compensation for all employees who joined the Company as part of the acquisition. The Company expects to record amortization expense of approximately $0.7 million for the remainder of 2004 and $0.8 million, $0.2 million and $11,000 in 2005, 2006 and 2007, respectively.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2004 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

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

      A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2004 is as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,		Net Cash	Non-Cash	June 30,
	2003	Adjustments	Payments	Charges	2004

Excess leased facilities	$15,167	$—	$(2,161)	$—	$13,006

      As of June 30, 2004, $4.2 million of the $13.0 million accrued restructuring charges was classified as current liabilities and the remaining $8.8 million was classified as noncurrent liabilities.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Warranties and Indemnification

Warranties

      The Company generally provides a warranty for its software products and services to its customers for a period of three to nine months and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2004 and December 31, 2003. To date, the Company’s product warranty expense has not been significant.

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

      The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims against the Company are outstanding as of June 30, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, while the amount of any such payments may be material and may affect operating results, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Subsequent Events

      On July 2, 2004, the Company announced a share repurchase program for up to 5.0 million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances and general business and market conditions. As of August 3, 2004, the approximate filing date of this report, the Company has purchased 325,000 shares at a cost of $1.9 million. These shares will be retired and reclassified as authorized and unissued share of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; international expansion beyond North America and Europe; the recording of amortization expense for acquired technology and stock-based compensation; the integration of our recent acquisition of Striva Corporation with the rest of our operations; our ability to provide continuing support to our current analytic application customers; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

      The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of data integration and business intelligence software. We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and training. Our license revenues are derived from our data integration and business intelligence software products, as well as our analytic application suites and data warehouse modules, which we ceased selling directly in July 2003. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts, consulting services and education that we perform for customers that license our products either directly or indirectly. For the three months ended June 30, 2004, license revenues received directly from our end users accounted for 71% of total license revenues, while license revenues received indirectly through our indirect channel partners accounted for 29% of total license revenues.

      We license our software and provide services to many industry sectors, including financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We sell our products through both our own direct sales forces and indirect channel partners in the United States as well as Canada, Asia-Pacific, Europe, and Latin America. Substantially all of our international sales have been in Europe. Revenue outside of Europe and North America, which includes the United States and Canada, has been 4% or less of total consolidated revenues during the last two years. However, we anticipate further expansion of ours sales efforts outside of these two regions in the future. For example, in the quarter ended June 30, 2004, we launched a Japanese subsidiary and we strengthened our strategic partnership with Mitsubishi Denki Information Technology Inc., by expanding their support for our products and customers in Japan with additional Informatica-certified consultants, technical support capabilities and engineering resources.

      In the three months ended June 30, 2004, total revenues grew by 5% to $53.0 million from $50.6 million in the same period one year ago. However, license revenues for the three months ended June 30, 2004 decreased by 7% from the prior quarter reflecting lower license orders as a result of weaker overall economic conditions in the infrastructure software industry during the second quarter. The year-over-year increase in total revenues continue to offset the loss of analytical application suite and data warehouse module revenue, which we discontinued selling in July 2003.

Adjustments to Previously Announced 2003 Quarterly Results

      In the fourth quarter of 2003, we discovered an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). This allocation methodology had been applied consistently from the fourth quarter of 1999. We immediately corrected the error in the fourth quarter of 2003. We did not amend any of our periodic reports previously filed with the SEC or revise any results prior to 2003. However, we have adjusted our previously reported 2003 quarterly results in this report and the Selected Quarterly Consolidated Financial Data (Unaudited), in the notes to consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K to reflect the impact of the error. For the three and six months ended June 30, 2003, license revenues decreased by $0.6 million and $1.3 million, respectively. There was an immaterial difference in net income and no difference in net income per share from amounts previously reported.

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

      We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software (collectively, “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period if all other revenue recognition criteria under SOP 97-2 have been satisfied. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules, and business intelligence platform sold directly to end users, we recognize revenue upon delivery when collectibility is probable, after all other criteria for revenue recognition have been satisfied. We ceased selling data warehouse modules in July 2003. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied. For our analytic application suites, which we ceased selling directly in July 2003, we recognize both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since we do not have VSOE of maintenance for our analytic application suites. Our standard agreements do not contain product return rights.

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platforms sold indirectly through our resellers and distributors, we recognize revenue upon delivery and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. We ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last 12 months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

      We also enter into OEM arrangements that provide for license fees based on inclusion of our products in the OEMs products. These arrangements provide for fixed, irrevocable royalty payments. Credit-worthiness and collectibility for OEMs are first assessed on a country level and then, for those OEMs in countries deemed to have sufficient timely payment history, OEMs are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last 12 months. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report we receive from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria have been satisfied.

      We recognize maintenance revenues, which consist of fees for ongoing support and product updates and upgrades, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Education revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.

      Deferred revenue includes deferred license, maintenance, consulting and education revenue. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

Allowance for Sales Returns and Doubtful Accounts

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. For example, we recorded an additional bad debt expense in 2002 related to customers that filed for bankruptcy.

      We maintain allowances for sales returns on specific revenue in the same period as the related revenues are recorded. These estimates require management judgment and are based on historical sales returns and other known factors. If these estimates do not adequately reflect future sales returns, revenue could be overstated.

Impairment of Goodwill

      We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software products. Goodwill is tested for impairment in the annual impairment test on October 31 using the two-step process required by SFAS 142. First, we review the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

      Based on these estimates, we determined that as of October 31, 2003 there was no impairment of goodwill. Since October 31, 2003, there have been no indications of impairment and the next annual impairment test will occur as of October 31, 2004. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the Reporting Unit, which may result in impairment of goodwill.

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

Results of Operations

Three and Six Months Ended June 30, 2004 and 2003

      The following table presents certain financial data for the three and six months ended June 30, 2004 and 2003 as a percentage of total revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Consolidated Statements of Operations Data:
Revenues:
License	44%	47%	45%	47%
Service	56	53	55	53

Total revenues	100	100	100	100
Cost of revenues:
License	1	1	2	1
Service	18	20	18	19
Amortization of acquired technology	1	—	1	1

Total cost of revenues	20	21	21	21

Gross profit	80	79	79	79
Operating expenses:
Research and development*	26	22	25	23
Sales and marketing*	43	41	42	42
General and administrative*	9	11	9	11
Amortization of intangible assets	—	—	—	—

Total operating expenses	78	74	76	76

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Income from operations	2	5	3	3
Interest income and other, net	1	2	1	2

Income before income taxes	3	7	4	5
Income tax provision	1	1	1	1

Net income	2%	6%	3%	4%

Cost of license revenues, as a percentage of license revenues	3%	3%	4%	3%
Cost of service revenues, as a percentage of service revenues	32%	36%	33%	36%

*	These operating expenses for the three and six months ended June 30, 2004 include an aggregate of $1.7 million and $2.3 million of total stock-based compensation, which represents 3% and 2% of total revenues for those periods, respectively. Stock-based compensation in the three and six months ended June 30, 2003 was insignificant. Total stock-based compensation expense is allocated to the line items based on the employee who received the benefit. See discussion in Stock-Based Compensation below.

Revenues

      Our total revenues increased to $53.0 million for the three months ended June 30, 2004 from $50.6 million for the three months ended June 30, 2003, representing an increase of $2.4 million or 5%. Total revenues increased to $107.2 million for the six months ended June 30, 2004 from $99.0 million for the six months ended June 30, 2003, representing an increase of $8.2 million or 8%.

      The following table and discussion compares our revenue by type for the three and six months ended June 30, 2004 and 2003 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

License revenues	$23.3	$23.6	$48.2	$46.4
Service revenues:
Maintenance revenues	21.4	19.1	42.8	36.3
Consulting and education revenues	8.3	7.9	16.2	16.3

Total service revenues	29.7	27.0	59.0	52.6

Total revenues	$53.0	$50.6	$107.2	$99.0

License Revenues

      Our license revenues decreased to $23.3 million for the three months ended June 30, 2004 from $23.6 million for the three months ended June 30, 2003. The $0.3 million or 1% decrease for the three months ended June 30, 2004 compared to the same period in 2003 was primarily due to a $2.1 million decrease of license revenue attributable to our analytical applications, which we no longer sell, partially offset by sales of our new products released in the last 12-month period. For the six months ended June 30, 2004, our license revenues increased to $48.2 million from $46.5 million for the six months ended June 30, 2003. The $1.7 million or 4% increase for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to $3.9 million of incremental sales of our new products introduced and major new releases of existing products released in the 12-month period ended June 30, 2004, plus approximately a $1.5 million increase in revenue attributable to our core offerings. These increases were partially offset by a $3.9 million decrease in license revenue attributable to our discontinued analytical applications.

Maintenance Revenues

      Maintenance revenues increased to $21.4 million for the three months ended June 30, 2004 from $19.1 million for the three months ended June 30, 2003 and $42.8 million for the six months ended June 30, 2004 from $36.3 million for the six months ended June 30, 2004. The $2.3 million or 12% increase and $6.6 million or 18% increase in the three and six months ended June 30, 2004 compared to the same periods in 2003, respectively, were primarily due to consistently strong renewals of maintenance contracts in 2004 coupled with our increasing customer base. For the remaining quarters of 2004, we expect maintenance revenue to increase based on our growing installed customer base.

Consulting and Education Revenues

      Consulting and education revenues increased to $8.3 million for the three months ended June 30, 2004 from $7.9 million for the three months ended June 30, 2003. The $0.4 million or 5% increase in the three months ended June 30, 2004 compared to the same period in 2003 was primarily a result of increased utilization of our consultants in North America. Consulting and education revenues were relatively flat for the six months ended June 30, 2004 compared to the same period in 2003. For the remainder of 2004, we expect revenue from consulting and education services to slightly increase from the first half of 2004.

International Revenues

      Our international revenues were $14.1 million and $13.0 million for the three months ended June 30, 2004 and 2003, respectively, and $31.0 million and $28.3 million for the six months ended June 30, 2004 and 2003, respectively. The $1.1 million or 8%, and $2.7 or 10% increases for the three and six months ended June 30, 2004 compared to the same periods in 2003, respectively, were primarily due to the continued foreign exchange benefit of the weak US Dollar compared to the Euro and British Pound, plus the continuing increases in maintenance revenues in Europe, which increased approximately 7% and 15% for the three and six months ended June 30, 2004, respectively, as a result of strong renewals of maintenance contracts and an increasing customer base. The increase in Europe for the six months ended June 30, 2004 was partially offset by a 19% decrease in combined license and service revenue attributable to Asia for the three and six months ended June 30, 2004. International revenues as a percentage of total revenues were 27% and 29% for the three and six months ended June 30, 2004 and 26% and 29% for the three and six months ended June 30, 2003, respectively.

Key Factors Affecting Revenues

      While license revenue for the six months ended June 30, 2004 increased 4% over the same period a year ago, license revenue for the three months ended June 30, 2004 decreased by 7% from the prior quarter reflecting lower license orders as a result of weaker overall economic conditions in the infrastructure software industry during the second quarter. A further continuation of these weak economic conditions in the infrastructure software industry, coupled with the weakness in license orders in the second quarter, may affect our ability to meet our forecasted revenues in the remaining quarters of 2004. Therefore, our ability to meet our forecast will be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.” Furthermore, we experienced greater than usual sales force turnover during the fourth quarter of 2003 and the first quarter of 2004, which impacted our license revenues in the first half of 2004. Although we hired replacements in our sales force during the first half of 2004, we typically experience lower productivity with newly hired sales personnel. This turnover in our sales force may impact our ability to generate license revenues for the remainder of 2004. Additionally, the general economic uncertainty has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in much of 2003 and the first half of 2004 and could continue to reduce the rate of conversion of the sales pipeline into license revenue for the remainder of 2004 or beyond. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.”, “Risk Factors — We have experienced reduced sales pipeline and pipeline conversion rates in the past, which has adversely affected the growth of our company and the price of our common stock” and “Risk Factors — An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $0.6 million for the three months ended June 30, 2004 and 2003, representing 3% of license revenues for those periods, and increased to $1.7 million for the six months ended June 30, 2004 from $1.2 million for the six months ended June 30, 2003, representing 4% and 3% of license revenues for those periods, respectively. Cost of license revenues for the six months ended June 30, 2004 includes $0.6 million in credits against royalty costs, including $0.4 million for a settlement with one of our third-party software providers. These credits were offset by an increase in royalties due to changes in our percentage mix of royalty bearing products. The $0.5 million or 42% increase for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to changes in our percentage mix of royalty-bearing products. For the remainder of 2004, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the first half of 2004.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and education revenues. Our cost of maintenance revenues consists primarily of costs associated with customer support personnel expenses and software maintenance fees to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues was $9.7 million for the three months ended June 30, 2004 and 2003, representing 32% and 36% of service revenues for those periods, respectively, and increased to $19.7 million for the six months ended June 30, 2004 from $18.9 million for the six months ended June 30, 2003, representing 33% and 36% of service revenues for those periods, respectively. The $0.8 million or 4% increase for the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to increased personnel-related expenses of $0.7 million from headcount growth in our customer support group and $0.3 million from increased third-party software maintenance fees, partially offset by decreased personnel-related expenses of $0.4 million in our consulting group from a decrease in headcount. For the remainder of 2004, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first half of 2004.

Amortization of Acquired Technology

      Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology increased to $0.6 million for the three months ended June 30, 2004 from $0.1 million for the three months ended June 30, 2003 and increased to $1.1 million for the six months ended June 30, 2004 from $0.4 million for the six months ended June 30, 2003. For the remainder of 2004, we expect amortization of acquired technology to be approximately $1.2 million, which reflects the increase from the prior year resulting from our acquisition of Striva in September 2003.

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $13.9 million for the three months ended June 30, 2004 from $11.4 million for the three months ended June 30, 2003, representing approximately 26% and 22% of total revenues for those periods and increased to $27.2 million from $22.7 million for the six months ended June 30, 2004 and 2003, representing approximately 25% and 23% of total revenues for those periods, respectively. The $2.5 million or 22% increase for the three months ended June 30, 2004 and the $4.5 million or 20% increase for the six months ended June 30, 2004 compared to the same periods in 2003, were primarily due to an increase in stock-based compensation, which included amortization related to options issued in the Striva acquisition totaling $0.4 million and $0.8 million for the three and six months ended June 30, 2004, respectively, and stock-based compensation related to the termination of the Company’s right to repurchase shares of common stock issued to a former employee as part of an acquisition in the amount of $1.1 million in the three months ended June 30, 2004. The remainder of the increase for the three and six months ended June 30, 2004 was primarily due to personnel-related costs resulting from an increase in research and development headcount due to expansion of our development center in Bangalore and the acquisition of Striva in the third quarter of 2003. For the remainder of 2004, we expect research and development expenses as a percentage of total revenues to decline assuming growth in total revenues.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $22.6 million for the three months ended June 30, 2004 from $20.8 million for the three months ended June 30, 2003, representing approximately 43% and 41% of total revenues for those periods. The $1.8 million or 9% increase for the three months ended June 30, 2004 compared to the same period in 2003 is due to increased personnel-related costs of $1.2 million, travel-related expenses of $0.5 million and increased stock-based compensation of $0.3 million resulting from the Striva acquisition. Sales and marketing expenses increased to $45.1 million for the six months ended June 30, 2004 from $41.9 million for the three months ended June 30, 2003, representing approximately 42% of total revenues for those periods. The increase of $3.2 million or 8% for the six months ended June 30, 2004 compared to the same period in 2003 was due primarily to increased personnel-related costs of $1.4 million, travel-related expenses of $1.1 million, increased costs for sales kick-off and incentive events totaling $0.9 million and stock-based compensation of $0.5 million resulting from the Striva acquisition, partially offset by a decrease in marketing and trade show expenses of $0.4 million. For the remainder of 2004, we expect sales and marketing expenses as a percentage of total revenues will remain relatively consistent with the first half of 2004.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses decreased to $4.7 million the three months ended

June 30, 2004 from $5.4 million for the three months ended June 30, 2003, representing 9% and 11% of total revenues for those periods, respectively. General and administrative expenses decreased to $9.7 million for the six months ended June 30, 2004 from $10.8 million for the six months ended June 30, 2003, representing 9% and 11% of total revenues for those periods. The decrease of $0.7 million or 13% and $1.1 million or 10% for the three months and six months ended June 30, 2004 compared to the same periods in 2003, was primarily due to a decrease in fees for outside legal, financial professional and consulting service providers, which included a $0.4 million reimbursement for legal fees related to a lawsuit settlement in the three months ended June 30, 2004. For the remainder of 2004, we expect general and administrative expenses as a percentage of total revenues will remain consistent with the first half of 2004.

Stock-Based Compensation

      Costs and expenses include non-cash charges for stock-based compensation as follows (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2004	2003	2004	2003

Cost of service revenues	$12	$0	$24	$0
Research and development	1,451	19	1,848	43
Sales and marketing	250	—	500	—
General and administrative	(20)	—	(41)	—

Total stock-based compensation	$1,693	$19	$2,331	$43

      Stock-based compensation increased to $1.7 million for the three months ended June 30, 2004 from $19,000 for the three months ended June 30, 2003 and to $2.3 million for the six months ended June 30, 2004 from $43,000 for the six months ended June 30, 2004. The increase in 2004 was primarily related to the amortization of the deferred compensation recorded in connection with the September 2003 Striva acquisition, including the $1.1 million related to the termination of the repurchase right noted above in Research and Development. We expect to record $1.4 million for the remainder of 2004 for the amortization of stock-based compensation related to the fixed awards issued in conjunction with the Striva acquisition.

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

      Net cash payments for the six months ended June 30, 2004 and 2003 related to the consolidation of excess facilities were $2.2 million and $2.3 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2004 if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of June 30, 2004, $13.0 million of lease termination costs, net of anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2007.

      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments against the restructuring liability of $2.2 million and $2.3 million, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.2 million and $0.4 million for the six months ended June 30, 2004 and 2003, respectively. For the remainder of 2004, we expect the effect on the results of operations to remain relatively consistent with the first half of 2004.

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

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $0.4 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively, and $1.1 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively. The decrease of $0.9 million or 69% in the three months ended June 30, 2004 compared to the same period in 2003 was primarily due to a $0.6 decrease from a foreign exchange gain experienced last year to a loss for the current period and a $0.2 million decrease due to lower interest income earned on our cash, cash equivalents, investments and restricted cash. The decrease of $1.3 million or 54% in the six months ended June 30, 2004 compared to the same period in 2003 was primarily due to a $0.6 million decrease from a foreign exchange gain experienced last year to a loss for the current period and $0.6 million decrease in interest income. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax provision of $0.3 million and $0.7 million for the three and six months ended June 30, 2004, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. We recorded a provision for income tax of $0.6 million and $1.1 million for the three and six months ended June 30, 2003, which primarily represents federal alternative minimum taxes and income and withholding taxes that are attributable to foreign operations. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the six months period ending June 30, 2004 differed from the recorded income tax provision primarily due to the realization of a portion of previously unbenefitted tax attributes of $1.1 million, partially offset by foreign income and withholding taxes of $0.5 million and state taxes of $0.1 million.

Recent Accounting Pronouncements

      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We will apply the recognition and measurement guidance of EITF 03-01 in future periods and expect that the adoption will not have a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of June 30, 2004, we had $236.5 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Operating Activities: For the six months ended June 30, 2004 and 2003, net cash flows from operating activities were $6.4 million and $14.7 million, respectively. Cash provided by operating activities in 2004 was primarily due to net income, adjusted for non-cash charges for depreciation and amortization and amortization of stock-based compensation, intangible assets and acquired technology. Significant collections in the period, which resulted in decreased accounts receivable, and cash received from deferred revenues, which will be recognized typically within the next year, added to net cash provided by operating activities. These additions were offset by substantial payments in the period of our accounts payable, other short-term accrued liabilities and restructuring charges (facility lease payments) and increases in prepaid expenses primarily for insurance and third-party software maintenance.

      Investing Activities: For the six months ended June 30, 2004 and 2003, net cash flows used in investing activities were $11.1 million and $52.3 million, respectively. Of the $11.1 million of cash used in investing activities for the six months ended June 30, 2004, $90.3 million was used for the purchase of short-term investments and $1.4 million was used for the purchase of property and equipment for the continued implementation of our information technology infrastructure, partially offset by cash generated from the sale and maturities of investments totaling $80.6 million.

      Financing Activities: For the six months ended June 30, 2004 and 2003, net cash flows provided by (used in) financing activities were $8.4 million and ($7.4) million, respectively. The $8.4 million provided by financing activities in the first six months of 2004 was from proceeds from issuances of our common stock as a result of exercises of outstanding options and a semi-annual purchase under our Employee Stock Purchase Plan in January 2004.

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

Operating Leases and Contractual Obligations

      We lease certain office facilities and equipment under noncancelable operating leases. Our payment obligations under these operating leases are included in the table below under the caption “Operating Leases.” During 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Our operating lease obligations in the table below include approximately $10.5 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in accrued restructuring charges as of June 30, 2004. See Note 9 of notes to the condensed consolidated financial statements in Item 1. During 2002, 2003 and the first three months of 2004, we signed sublease agreements for leased office space in Palo Alto, Redwood City, Scotts Valley and San Francisco, California and Carrollton, Texas. Our expected sublease income from these sublease agreements is included in the table below under the caption “Sublease Income.”

      Our future minimum lease payments as of June 30, 2004 under noncancelable operating leases with original terms in excess of one year and sublease income are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2004	$9,594	$582	$9,012
2005	18,543	1,098	17,445
2006	18,056	584	17,472
2007	16,856	257	16,599
2008	16,160	67	16,093
Thereafter	77,915	—	77,915

Total	$157,124	$2,588	$154,536

      In February 2000, we entered into two lease agreements for corporate headquarters in Redwood City, California. We occupied the new corporate headquarters in August 2001. The lease expires in July 2013. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if our annual revenues reach $750 million and we have quarterly income from operations of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the condensed consolidated balance sheet.

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

      On July 2, 2004, we announced a share repurchase program for up to 5.0 million shares of our common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances and general business and market conditions.

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

      Moreover, we do not have a substantial backlog of license orders at the end of a fiscal period. Historically, this has particularly been the case at the end of the first and third fiscal quarters. For example, in the three months ended March 31, 2004, we experienced greater seasonal reduction in license orders than we expected. Therefore, our license revenues generally reflect orders shipped in the same quarter they are received, and as a result, we do not have significant visibility of expected results for future quarters. Furthermore, we have recognized a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter.

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

      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and the first half of 2004, there is still uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. If we are unable to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

An increase in the turnover rate of our sales force personnel may negatively impact our ability to generate license revenues.

      We experienced an increased level of turnover in our direct sale force in the fourth quarter of 2003 and the first quarter of 2004. This increase in the turnover rate impacted our ability to generate license revenues in the first half of 2004. Although we have hired replacements in our sales force, if we are unable to effectively train such new personnel, or if we continue to experience a heightened level of sales force turnover, our ability to generate license revenues may be negatively impacted.

The loss of our key personnel or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully.

      In July 2004, Gaurav S. Dhillon, one of our founders and former president and chief executive officer, resigned. We are uncertain about the potential impact of his departure and there exists the possibility of the loss of key personnel and significant employee turnover.

      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We have recently experienced changes in members of our senior management team. Accordingly, until such new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

      We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

If we do not compete effectively with companies selling data integration and business intelligence products, our revenues may not grow and could decline.

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target as well as other vendors of integration software products, including Ascential Software, Embarcadero Technologies, Group 1 Software, Sagent Technologies, SAS Institute and certain privately-held companies. In addition, we compete against business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

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

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control implementation costs could be adversely affected, which could cause a decline in the price of our common stock.

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

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economy. We experienced the adverse effect of the economic slowdown in 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products. In addition, terrorist actions and the military actions in Afghanistan and Iraq have magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, we have not experienced any significant improvement in our pipeline conversion rate in the past four quarters. In particular, our ability to forecast and rely on U.S. federal government orders is uncertain due to congressional budget constraints and changes in spending priorities.

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

As a result of our products’ lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet stock analysts and investors’ expectations, resulting in a decline in the price of our common stock.

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

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence products and related services. Since we recently ceased direct sales of our analytic application suites and data warehouse modules, we expect sales of our data integration and business intelligence software and related services to comprise substantially all of our revenues for the foreseeable future. If any of these products do not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Striva acquisition, we began selling and marketing Striva’s technology as part of our complete product offering. Market acceptance for Striva’s products, as well as our current products, could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

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

      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003 and the first half of 2004, where we had net income of $7.3 million and $2.9 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $85.9 million as of June 30, 2004. We cannot assure you that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

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

      As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. Third parties could claim that our current or future products infringe their patent or other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:

•	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us, or at all;

•	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

•	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

•	we may be forced to discontinue the sale of some or all of our products.

We may engage in future acquisitions or investments that could dilute our existing stockholders, or cause us to incur contingent liabilities, debt or significant expense.

      From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products or technologies. For example, we recently acquired Striva in September 2003, and we invested $500,000 in a private company that is still in the development stage of its business cycle in December 2003. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment, including Striva, will succeed.

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

      For the six months ended June 30, 2004, the average rate of return on our investments was 1.5%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2004, the fair market value of the portfolio would decline by approximately $1.0 million. Declines in interest rates will, over time, reduce our interest income.

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

      The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 27, 2004. Each of the matters was approved by the requisite vote.

(a) The following individuals were re-elected to the Board of Directors for three-year terms as Class I directors:

	Votes For	Votes Withheld

Janice D. Chaffin	69,807,327	8,887,009
Carl J. Yankowski	69,972,576	8,721,760

      Our Board of Directors is currently comprised of six members that are divided into three classes with overlapping three-year terms. The term for our Class II directors, A. Brooke Seawell and Mark A. Bertelsen, will expire at the Annual Meeting of Stockholders in 2005. The term of our Class III directors, Sohaib Abbasi and David W. Pidwell, will expire at the Annual Meeting of Stockholders in 2006. Gaurav S. Dhillon resigned from the Board on July 19, 2004.

(b) The following proposal was also approved at our Annual Meeting:

	Affirmative	Negative	Votes	Broker
	Votes	Votes	Abstain	Non-Votes

Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004	72,977,857	5,697,569	18,910	—
Approval of Amendment to Informatica’s 1999 Non-Employee Director Stock Incentive Plan	50,627,032	15,645,415	567,672	11,854,217

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit

10.25	Separation Agreement and Release dated July 21, 2004 between the Company and Gaurav S. Dhillon.
10.26	Employment Agreement dated July 19, 2004 between the Company and Sohaib Abbasi.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      During the three months ended June 30, 2004, we filed the following Current Report on Form 8-K:

      We filed a Form 8-K on April 20, 2004 under “Item 12. Results of Operations and Financial Condition” furnishing our press release reporting our results of operations for the three months ended March 31, 2004.

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

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: August 5, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.25	Separation Agreement and Release dated July 21, 2004 between the Company and Gaurav S. Dhillon.
10.26	Employment Agreement dated July 19, 2004 between the Company and Sohaib Abbasi.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.