Form 10-Q
period 2004-09-30
INFORMATICA CORP
filed 2004-11-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25871

Informatica Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0333710 (IRS Employer Identification No.)
2100 Seaport Blvd. Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

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

     As of October 29, 2004, there were 86,570,864 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$81,634	$82,903
Short-term investments	152,541	140,890
Accounts receivable, net of allowances of $777 and $1,269, respectively	38,106	34,375
Prepaid expenses and other current assets	6,510	5,124

Total current assets	278,791	263,292
Restricted cash	12,166	12,166
Property and equipment, net	32,880	38,734
Goodwill	82,003	82,186
Intangible assets, net	3,452	5,325
Other assets	1,374	1,105

Total assets	$410,666	$402,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,775	$4,458
Accrued liabilities	24,139	25,136
Accrued compensation and related expenses	11,008	14,251
Income taxes payable	1,565	1,983
Accrued restructuring charges	4,106	4,624
Accrued merger costs	261	543
Deferred revenue	56,111	51,282

Total current liabilities	100,965	102,277
Accrued restructuring charges, less current portion	17,460	10,543
Accrued merger costs, less current portion	226	389
Commitments and contingencies	—	—
Stockholders’ equity	292,015	289,599

Total liabilities and stockholders’ equity	$410,666	$402,808

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(In thousands, except per share data)
	(Unaudited)
Revenues:
License	$22,024	$22,070	$70,234	$68,524
Service	30,404	28,535	89,401	81,121

Total revenues	52,428	50,605	159,635	149,645
Cost of revenues:
License	727	974	2,452	2,198
Service	10,399	9,745	30,145	28,661
Amortization of acquired technology	585	82	1,740	457

Total cost of revenues	11,711	10,801	34,337	31,316

Gross profit	40,717	39,804	125,298	118,329
Operating expenses:
Research and development	12,339	12,090	39,565	34,812
Sales and marketing	22,574	20,353	67,716	62,275
General and administrative	5,950	5,190	15,616	15,981
Amortization of intangible assets	47	17	150	67
Purchased in-process research and development	—	4,524	—	4,524
Restructuring charge	9,673	—	9,673	—

Total operating expenses	50,583	42,174	132,720	117,659

Income (loss) from operations	(9,866)	(2,370)	(7,422)	670
Interest income and other, net	1,014	2,895	2,129	5,275

Income (loss) before income taxes	(8,852)	525	(5,293)	5,945
Income tax provision (benefit)	(267)	781	422	1,870

Net income (loss)	$(8,585)	$(256)	$(5,715)	$4,075

Net income (loss) per share:
Basic and diluted	$(0.10)	$(0.00)	$(0.07)	$0.05

Weighted shares used in calculation of net income (loss) per share:
Basic	86,002	80,380	85,566	80,381

Diluted	86,002	80,380	85,566	83,097

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(In thousands)
	(Unaudited)
Operating activities
Net income (loss)	$(5,715)	$4,075
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,468	8,406
Provision for doubtful accounts and sales returns	(126)	177
Stock-based compensation	3,105	65
Amortization of intangible assets and acquired technology	1,890	524
Purchased in-process research and development	—	4,524
Other	19	(41)
Changes in operating assets and liabilities:
Accounts receivable	(3,605)	4,109
Prepaid expenses and other current assets	(1,213)	4,509
Other assets	(269)	1,001
Accounts payable	(683)	(18)
Accrued liabilities	(997)	856
Accrued compensation and related expenses	(3,243)	(538)
Income taxes payable	(418)	(258)
Accrued restructuring charges	6,399	(3,414)
Accrued merger charges	(232)	—
Deferred revenue	4,799	(4,484)

Net cash provided by operating activities	7,179	19,493

Investing activities
Purchase of property and equipment, net	(2,067)	(1,758)
Purchases of investments	(150,397)	(155,620)
Sales and maturities of investments	138,232	147,889
Acquisitions, net of cash acquired	—	(30,279)

Net cash used in investing activities	(14,232)	(39,768)

Financing activities
Proceeds from issuances of common stock	11,730	6,532
Repurchases and retirement of common stock	(6,118)	(11,448)

Net cash provided by (used in) financing activities	5,612	(4,916)

Effect of foreign currency translation on cash and cash equivalents	172	315

Decrease in cash and cash equivalents	(1,269)	(24,876)
Cash and cash equivalents at beginning of period	82,903	105,590

Cash and cash equivalents at end of period	$81,634	$80,714

Supplemental disclosures:
Income taxes paid	$188	$2,063

Supplemental disclosures of noncash investing and financing activities:
Unrealized gain (loss) on available-for-sale securities	$(514)	$(562)

See notes to condensed consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The accompanying condensed consolidated financial statements of Informatica Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2004 and 2003 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2004 or any future period.

      Approximately $62.9 million in municipal securities have been reclassified from cash and cash equivalents to short-term investments at September 30, 2003 to conform to the current year presentation.

      For the three and nine months ended September 30, 2003, previously reported license revenues decreased by $0.7 million and $2.0 million and service revenues increased by $0.6 million and $1.9 million, respectively, due to an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). The error was corrected in the fourth quarter of 2003. There was an immaterial difference in net income (loss) and no difference in net income (loss) per share from amounts previously reported. The Company did not amend any of its periodic reports previously filed with the SEC. However, the previously reported 2003 quarterly results have been adjusted in this Form 10-Q to reflect the impact of the error.

      Amortization of acquired technology has been reclassified to cost of revenues for the three and nine months ended September 30, 2003 from amortization of other intangible assets.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      The Company enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence products sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, for those resellers and distributors in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last 12 months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt; for both cases, revenue is recognized after all other revenue recognition criteria have been satisfied. The Company’s standard agreements do not contain product return rights.

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

3.	Intangible Assets

      Intangible assets consist of the following (in thousands):

	September 30, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

Core technology	$6,372	$(4,026)	$2,346	$6,355	$(3,343)	$3,012
Developed technology	1,775	(1,424)	351	1,775	(359)	1,416
Customer relationships	945	(190)	755	945	(48)	897
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$9,389	$(5,937)	$3,452	$9,372	$(4,047)	$5,325

      Amortization expense of intangible assets was approximately $0.6 million and $0.1 million for the three months ended September 30, 2004 and 2003, and $1.9 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively. The weighted-average amortization period of the Company’s core technology, developed technology, customer relationships and patents are three and one half years, one and one quarter years, five years and three years, respectively. The amortization expense related to identifiable intangible assets as of September 30, 2004 is expected to be $0.6 million for the remainder of 2004 and $1.1 million, $1.1 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss)	$(8,585)	$(256)	$(5,715)	$4,075
Weighted-average shares outstanding	86,080	80,380	85,685	80,381
Weighted-average unvested common shares subject to repurchase	(78)	—	(119)	—

Weighted-average basic common shares	86,002	80,380	85,566	80,381
Effect of dilutive securities	—	—	—	2,716

Weighted-average diluted common shares	86,002	80,380	85,566	83,097

Net income (loss) per share:
Basic and diluted	$(0.10)	$(0.00)	$(0.07)	$0.05

5.	Stock-Based Compensation

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

      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan using the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using a Black-Scholes option-pricing model.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$(8,585)	$(256)	$(5,715)	$4,075
Add: stock-based compensation expense included in reported net income (loss), net of related tax effects	405	22	1,680	65
Deduct: total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4,214)	(5,800)	(11,677)	(19,129)

Net loss, pro forma	$(12,394)	$(6,034)	$(15,712)	$(14,989)

Basic and diluted net income (loss) per share, as reported	$(0.10)	$(0.00)	$(0.07)	$0.05

Basic and diluted net loss per share, pro forma	$(0.14)	$(0.08)	$(0.18)	$(0.19)

      These pro forma amounts may not be representative of the effects on reported net income (loss) for future years as options vest over several years and additional awards are generally made each year.

      In addition to the $1.7 million of stock-based compensation expense included in reported net income above related to the nine months ended September 30, 2004, the Company recorded $0.4 million related to the acceleration of stock options for terminated employees in the three months ended March 31, 2004 and $1.1 million in the three months ended June 30, 2004 related to the termination of the Company’s right to repurchase shares of common stock issued to a former employee as part of an acquisition.

6.	Comprehensive Income (Loss)

      The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net income (loss), as reported	$(8,585)	$(256)	$(5,715)	$4,075
Other comprehensive income:
Unrealized gain (loss) on investments	226	(351)	(514)	(562)
Foreign currency translation adjustment	73	151	(71)	315

Comprehensive income (loss)	$(8,286)	$(456)	$(6,300)	$3,828

7.	Recent Accounting Pronouncements

      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company adopted the recognition and measurement guidance of EITF 03-01 in the third

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

quarter of 2004 and the adoption did not have a material impact on the results of operations or financial condition.

      On October 13, 2004, the FASB concluded that SFAS 123R, “Share-Based Payments,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not SFAS 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Therefore, the Company will be required to apply SFAS 123R beginning July 1, 2005 (that is, adopt SFAS 123R in the Company’s financial statements for the quarter ended September 30, 2005), and could choose to apply SFAS 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. Further, the Company could choose to early adopt the proposed statement at the beginning of the first quarter ended March 31, 2005. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways, either the modified prospective transition method or modified retrospective transition method. The Company will wait for the FASB to issue the final statement before selecting a date of adoption and a transition method. If the new standard is adopted in its current form, the Company believes that either transition method will have a negative affect on the Company’s annual 2005 results of operations.

8.	Business Combination

      On September 29, 2003, the Company acquired Striva Corporation (“Striva”), a privately held mainframe data integration software vendor. The acquisition extends the Company’s data integration and business intelligence software to include Striva’s mainframe technology for high-speed bulk data movement and solution for real-time change data capture in legacy and non-legacy environments.

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

      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Business Combination” (“EITF 95-3”), the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. As noted above, the merger accrual was adjusted in the first quarter of 2004. The Company decreased the merger accrual by $0.2 million from the $1.9 million amount previously reported at December 31, 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.3 million was paid during the nine months ended September 30, 2004 and $1.0 million was paid during the year ended December 31, 2003. As of September 30, 2004, $0.3 million was classified as current liabilities and $0.2 million was classified as noncurrent liabilities.

      The total fair value of the options assumed was $2.3 million, of which $1.0 million was included in the purchase price. The remaining $1.3 million was classified as deferred compensation and is being amortized over the remaining vesting period of the underlying awards. As a result of the acquisition, three employees of

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Striva granted the Company a right to repurchase, subject to continued employment, a certain number of shares of the Company’s common stock at a price of $0.001 per share. As a result, an additional $3.4 million (representing the closing stock price on the effective date of the acquisition multiplied by the number of shares) was recorded as deferred stock-based compensation and is being amortized as the right to repurchase lapses. During the three months ended June 30, 2004, the Company’s right to repurchase the common stock from one of the three employees was terminated in connection with the employee’s termination of his employment with the Company. The stock-based compensation related to the termination of the right to repurchase such shares was $1.1 million and was recorded as research and development expense in the three months ended June 30, 2004. The Company additionally recorded amortization expense of $0.2 million and $0.9 million to research and development and $0.2 million and $0.7 million to sales and marketing expense in the three and nine months ended September 30, 2004, respectively, related to the deferred compensation for all employees who joined the Company as part of the acquisition. The Company expects to record amortization expense of approximately $0.3 million for the remainder of 2004 and $0.8 million, $0.2 million and $11,000 in 2005, 2006 and 2007, respectively.

      The results of Striva’s operations have been included in the condensed consolidated financial statements since the acquisition date. Pro forma results of operations have not been presented since the effects of the acquisition were not material to the Company’s actual results of operations for the periods presented.

9.	Restructuring Charges

      In September 2001, the Company announced a restructuring plan and recorded restructuring charges of approximately $12.1 million (the “2001 Restructuring Charge”), consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      In September 2002, the Company increased the 2001 Restructuring Charge by approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for the Company’s excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to management’s estimate of occupancy of available vacant facilities. These charges represented adjustments to the original assumptions in the 2001 Restructuring Charge, including the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.

      In October 2004, the Company announced a restructuring plan related to its corporate headquarters in Redwood City, California pursuant to which it expects to record a significant charge in the fourth quarter of 2004 (see Note 13, Subsequent Event). As a result of this restructuring plan, part of the 2001 Restructuring Charge, and subsequent 2002 adjustment was increased by $9.7 million for estimated lease losses to reflect adjustments to the original assumptions. The adjustment was primarily a result of the Company’s determination that the building will be vacant for a longer period of time and will be sublet at lower rates. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.

      Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2004 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. If the Company is unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2013, restructuring charges could increase by approximately $5.9 million.

      The restructuring accrual at September 30, 2004 includes facility lease losses for several facility locations and consists of $27.5 million in future minimum lease payments and estimated contractual operating expenses, net of estimated sublease income of $5.9 million. Cash payments during the nine months ended September 30, 2004 related to minimum lease and operating expense payments was $3.7 million, net of estimated sublease income of $0.4 million. A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2004 is as follows (in thousands):

	Accrued			Accrued
	Restructuring			Restructuring
	Charges at			Charges at
	December 31,		Net Cash	September 30,
	2003	Adjustments	Payments	2004

Excess leased facilities	$15,167	$9,673	$(3,274)	$21,566

      As of September 30, 2004, $4.1 million of the $21.6 million accrued restructuring charges was classified as current liabilities and the remaining $17.5 million was classified as noncurrent liabilities.

10.	Warranties and Indemnification

Warranties

      The Company generally provides a warranty for its software products and services to its customers for a period of three to nine months and accounts for its warranties under SFAS No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2004 and December 31, 2003. To date, the Company’s product warranty expense has not been significant.

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

      The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims against the Company are outstanding as of September 30, 2004, therefore the Company has not recorded any accrual for indemnification provisions. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, while the amount of any such payments may be material and may affect operating results, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

11.	Stock Repurchases

      On July 2, 2004, the Company announced a share repurchase program for up to 5.0 million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances and general business and market conditions. For the three months ended September 30, 2004, the Company purchased 1,055,000 shares at a cost of $6.1 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

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

INFORMATICA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against the Company. The parties presented their respective claim constructions to the Court on September 24, 2003 and are awaiting the Court’s ruling. The matter is currently in the discovery phase.

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

13.	Subsequent Events

      On October 6, 2004, the Company’s Board of Directors approved a new lease agreement (the “Lease Agreement”) and the vacating of the Company’s current corporate headquarters in Redwood City, California. On October 7, the Company entered into the Lease Agreement. The Company will be relocating its corporate headquarters to take advantage of more favorable lease terms and reduced operating expenses. In addition, the reduced size of the Company’s new corporate headquarters is more appropriate and efficient for the size of the Company’s existing operations and currently anticipated headcount growth. The Company expects to complete the move from its current corporate headquarters to this new location no later than December 31, 2004.

      The Lease Agreement provides for approximately 159,350 square feet of office space, also located in Redwood City, California. The lease term will begin on December 15, 2004 and end on December 31, 2007. The Company has an option to extend the lease term for an additional three years. Minimum annual lease payments are $1.5 million, $1.9 million and $2.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; international expansion beyond North America and Europe; the recording of amortization expense for acquired technology and stock-based compensation; the timing and financial impact of the relocation of our corporate headquarters; the integration of our recent acquisition of Striva Corporation with the rest of our operations; our ability to provide continuing support to our current analytic application customers; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

      The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

      We are a leading provider of data integration and business intelligence software. We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and education. Our license revenues are derived from our data integration and business intelligence software products, as well as our analytic application suites and data warehouse modules, which we ceased selling directly in July 2003. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts and consulting and education services that we perform for customers that license our products either directly or indirectly. For the three months ended September 30, 2004, license revenues received directly from our end users accounted for 73% of total license revenues, while license revenues received indirectly through our indirect channel partners accounted for 27% of total license revenues.

      We license our software and provide services to many industry sectors, including financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We sell our products through both our own direct sales forces and indirect channel partners in the United States as well as Canada, Asia-Pacific, Europe, and Latin America. Substantially all of our international sales have been in Europe. Revenue outside of Europe and North America, which includes the United States and Canada, has been 4% or less of total consolidated revenues during the last two years. However, we anticipate further expansion of our sales efforts outside of these two regions in the future. For example, in the quarter ended June 30, 2004, we launched a Japanese subsidiary and in October 2004 we announced an agreement with a distributor in China, where we plan to open an office.

      On October 8, 2004, we announced that we are relocating our Redwood City headquarters to a nearby facility and plan to move into the new headquarters by December 31, 2004. As a result of this decision, part of the 2001 restructuring charge, and subsequent 2002 adjustment was increased by $9.7 million in the third quarter of 2004 for estimated lease losses to reflect adjustments to the original assumptions. The adjustments were primarily a result of our determination that the building will be vacant for a longer period of time and will be sublet at lower rates. In addition, we expect to record a restructuring charge of approximately $90.0 million to $93.0 million related to facility lease losses and a non-cash impairment charge of approximately $20.0 million to $22.0 million related to the impairment of tenant improvements and other assets that will be abandoned as a result of the relocation of our headquarters. We expect to incur additional expenditures for services, furniture and tenant improvements related to the move over the fourth quarter of 2004 and the first quarter of 2005 of approximately $15.0 million in the aggregate. See a further discussion below of the restructuring and impairment charges in the “Results of Operations, Restructuring and Impairment Charges.”

Adjustments to Previously Announced 2003 Quarterly Results

      In the fourth quarter of 2003, we discovered an error in the allocation of revenues between license and service components in accordance with Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (“SOP 98-9”). This allocation methodology had been applied consistently from the fourth quarter of 1999. We immediately corrected the error in the fourth quarter of 2003. We did not amend any of our periodic reports previously filed with the SEC or revise any results prior to 2003. However, we have adjusted our previously reported 2003 quarterly results in this report and the Selected Quarterly Consolidated Financial Data (Unaudited), in the notes to consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K to reflect the impact of the error. For the three and nine months ended September 30, 2003, license revenues decreased by $0.7 million and $2.0 million, respectively. There was an immaterial difference in net income and no difference in net income per share from amounts previously reported.

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

      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Note 1 of Notes to consolidated financial statements filed in our 2003 Annual Report on Form 10-K, which contains additional information regarding our accounting policies and other disclosures required by GAAP. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

      We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software (collectively, “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence of fair value exists to allocate the fee to the undelivered elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period if all other revenue recognition criteria under SOP 97-2 have been satisfied. Credit-worthiness and collectibility for end users are first assessed on a country level and then, for those customers in countries deemed to have sufficient timely payment history, customers are assessed based on payment history and credit profile. For the data integration products, data warehouse modules, and business intelligence platform sold directly to end users, we recognize revenue upon delivery when collectibility is probable, after all other criteria for revenue recognition have been satisfied. We ceased selling data warehouse modules in July 2003. When a customer is not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied. For our analytic application suites, which we ceased selling directly in July 2003, we recognize both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since we do not have vendor-specific objective evidence of maintenance for our analytic application suites. Our standard agreements do not contain product return rights.

      We also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence products sold indirectly through our resellers and distributors, we recognize revenue upon delivery and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy. We ceased selling data warehouse modules in July 2003. Credit-worthiness and collectibility for resellers and distributors are first assessed on a country level and then, in countries deemed to have sufficient timely payment history, resellers and distributors are assessed based on established credit history consisting of sales of at least $1.0 million and with timely payment history, generally for the last 12 months. When resellers and distributors are not deemed credit-worthy, revenue is recognized upon cash receipt, after all other revenue recognition criteria have been satisfied.

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

Restructuring Charges

      During 2001 we recorded significant charges (2001 Restructuring Charge) in connection with our excess facilities. We significantly increased the 2001 Restructuring Charge in 2002 and 2004 due to changes in our assumptions used to calculate the original charge. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms.

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

      If we determine that there is further deterioration in the estimated sublease rates or in the expected time to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Charge in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets, See Note 9, Restructuring Charges, of Notes to condensed consolidated financial statements in Item 1. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rate, expected sublease terms and the estimated time to sublease. We will periodically assess the need to update the original restructuring charges based on the current real estate market information and trend analysis and executed sublease agreements.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

      The following table presents certain financial data for the three and nine months ended September 30, 2004 and 2003 as a percentage of total revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Consolidated Statements of Operations Data:
Revenues:
License	42%	44%	44%	46%
Service	58	56	56	54

Total revenues	100	100	100	100
Cost of revenues:
License	1	2	2	2
Service	20	19	19	19
Amortization of acquired technology	1	—	1	—

Total cost of revenues	22	21	22	21

Gross profit	78	79	78	79
Operating expenses:
Research and development*	24	24	25	23
Sales and marketing*	43	40	42	42
General and administrative*	11	10	10	11
Amortization of intangible assets	—	—	—	—
Purchased in-process research and development	—	9	—	3
Restructuring charge	18	—	6	—

Total operating expenses	96	83	83	79

Income (loss) from operations	(18)	(4)	(5)	—
Interest income and other, net	2	6	1	4

Income (loss) before income taxes	(16)	2	(4)	4
Income tax provision (benefit)	(1)	1	—	1

Net income (loss)	(15)%	(1)%	(4)%	3%

Cost of license revenues, as a percentage of license revenues	3%	4%	3%	3%
Cost of service revenues, as a percentage of service revenues	34%	34%	34%	35%

*	These operating expenses for the three and nine months ended September 30, 2004 include an aggregate of $0.4 million and $2.7 million of total stock-based compensation, which represents 1% and 2% of total revenues for those periods, respectively. Stock-based compensation in the three and nine months ended September 30, 2003 was insignificant. Total stock-based compensation expense is allocated to the line items based on the employee who received the benefit. See discussion in Stock-Based Compensation below.

Revenues

      Our total revenues increased to $52.4 million for the three months ended September 30, 2004 from $50.6 million for the three months ended September 30, 2003, representing an increase of $1.8 million or 4%.

Total revenues increased to $159.6 million for the nine months ended September 30, 2004 from $149.6 million for the nine months ended September 30, 2003, representing an increase of $10.0 million or 7%.

      The following table and discussion compares our revenue by type for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

License revenues	$22.0	$22.1	$70.2	$68.5
Service revenues:
Maintenance revenues	21.6	19.0	64.4	55.3
Consulting and education revenues	8.8	9.5	25.0	25.8

Total service revenues	30.4	28.5	89.4	81.1

Total revenues	$52.4	$50.6	$159.6	$149.6

License Revenues

      Our license revenues decreased to $22.0 million for the three months ended September 30, 2004 from $22.1 million for the three months ended September 30, 2003. Although license revenues were relatively flat during this period, we experienced increased sales of our current products, which was offset by a $1.3 million decrease of license revenue attributable to our discontinued analytical applications. For the nine months ended September 30, 2004, our license revenues increased to $70.2 million from $68.5 million for the nine months ended September 30, 2003. The $1.7 million or 2% increase for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to $6.1 million of incremental sales of our new products introduced and major new releases of existing products released in the 12-month period ended September 30, 2004. This increase was partially offset by a $5.2 million decrease in license revenue attributable to our discontinued analytical applications.

Maintenance Revenues

      Maintenance revenues increased to $21.6 million for the three months ended September 30, 2004 from $19.0 million for the three months ended September 30, 2003 and $64.4 million for the nine months ended September 30, 2004 from $55.3 million for the nine months ended September 30, 2003. The $2.6 million or 14% increase and $9.1 million or 17% increase in the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively, were primarily due to consistently strong renewals of maintenance contracts in 2004 coupled with our increasing customer base. For the fourth quarter of 2004, we expect maintenance revenue to be relatively consistent with the first three quarters of 2004.

Consulting and Education Revenues

      Consulting and education revenues decreased to $8.8 million for the three months ended September 30, 2004 from $9.5 million for the three months ended September 30, 2003. Consulting and education revenues decreased to $25.0 million for the nine months ended September 30, 2004 from $25.8 million for the nine months ended September 30, 2003. The $0.7 million or 7% and $0.8 million or 3% decreases in the three and nine months ended September 30, 2004, respectively, compared to the same period in 2003 was primarily a result of decreased utilization of our consultants in Europe. For the fourth quarter of 2004, we expect revenue from consulting and education services to be relatively consistent with the first three quarters of 2004.

International Revenues

      Our international revenues were $13.6 million and $13.1 million for the three months ended September 30, 2004 and 2003, respectively, and $44.6 million and $41.4 million for the nine months ended

September 30, 2004 and 2003, respectively. The $0.5 million or 4%, and $3.2 million or 8% increases for the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively, were primarily due to the continued foreign exchange benefit of approximately 10% to 13% related to the weak US Dollar compared to the Euro and British Pound, plus the continuing increases in maintenance revenues in Europe, which increased approximately 11% and 14% for the three and nine months ended September 30, 2004, respectively, as a result of strong renewals of maintenance contracts and an increasing customer base. These increases were partially offset by a 21% and 6% decrease in consulting and education services for the three and nine months ended September 30, 2004 compared to the same periods in 2003. The overall increases in Europe for the nine months ended September 30, 2004 were partially offset by a 20% decrease in combined license and service revenue attributable to Asia-Pacific for the three and nine months ended September 30, 2004. International revenues as a percentage of total revenues were 26% and 28% for the three and nine months ended September 30, 2004 and 26% and 28% for the three and nine months ended September 30, 2003, respectively.

Key Factors Affecting Revenues

      Certain key factors will affect our ability to meet our forecasted revenue in the fourth quarter of 2004, including the following:

•	While we expect a seasonal increase in revenues in the fourth quarter of 2004, a further continuation of the weakness in the infrastructure software industry may adversely affect us.

•	Our ability to meet our forecast will continue to be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”

•	We experienced greater than usual sales force turnover during the first quarter of 2004, which impacted our license revenues in the first three quarters of 2004. Although we hired replacements in our sales force during the first half of 2004 and have experienced the reduced turnover in the third quarter of 2004, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. For this reason, our ability to generate license revenues in the fourth quarter of 2004 may be adversely affected. See “Risk Factors — An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

•	The general economic uncertainty has caused customer purchases to be reduced in amount, deferred or cancelled, and therefore has reduced the overall license pipeline conversion rates in much of 2003 and the three quarters of 2004 and could continue to reduce the rate of conversion of the sales pipeline into license revenue for the fourth quarter of 2004 or beyond. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.” and “Risk Factors — We have experienced reduced sales pipeline and pipeline conversion rates in the past, which has adversely affected the growth of our company and the price of our common stock.”

•	In July 2003, we ceased direct sales of our analytic application suites and data warehouse modules, which remain available to our indirect channel partners to sell. We will not receive any future revenue from the distribution of our analytic application suites and data warehouse modules from our independent channel partners. We will make appropriate efforts to provide support to our existing analytic application customers and to encourage our existing and prospective customers to work with our independent channel partners. We may further use or sell elements of this technology in the future, which may generate revenues. For example, in December 2003, we licensed elements of this software technology to one of our strategic partners.

      Finally, license revenue for the three and nine months ended September 30, 2004 does not include amounts related to two large software license agreements in Europe. We deferred the license revenues related to these software license agreements at September 30, 2004 due to extended warranties. The deferred revenues balances will be amortized to license revenue over a two to five year period. While historically we have infrequently entered into software license agreements that require ratable recognition of license revenue, we may enter into software license agreements like these in the future.

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

Cost of Revenues

Cost of License Revenues

      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased to $0.7 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003, representing 3% and 4% of license revenues for those periods, respectively. The $0.3 million or 30% decrease in cost of license revenues for the three months ended September 30, 2004 compared to the same period in 2003 was due to changes in our percentage mix of royalty-bearing products. Cost of license revenues increased to $2.5 million for the nine months ended September 30, 2004 from $2.2 million for the nine months ended September 30, 2003, representing 3% of license revenues for those periods. Cost of license revenues for the nine months ended September 30, 2004 includes $0.6 million in credits against royalty costs, including $0.4 million for a settlement with one of our third-party software providers. These credits were offset by an increase in royalties due to changes in our percentage mix of royalty-bearing products in the nine months ended September 30, 2004 compared to the same period in 2003. For the fourth quarter of 2004, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the first three quarters of 2004.

Cost of Service Revenues

      Our cost of service revenues is a combination of costs of maintenance, consulting and education revenues. Our cost of maintenance revenues consists primarily of costs associated with customer support personnel expenses and software maintenance fees to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues increased to $10.4 million for the three months ended September 30, 2004 from $9.7 million for the three months ended September 30, 2003, representing approximately 34% of service revenues for those periods. The $0.7 million or 7% increase for the three months ended September 30, 2004 compared to the same period in 2003 was primarily due to headcount growth in the customer support group and subcontractor fees in the consulting services group. Cost of service revenues increased to $30.1 million for the nine months ended September 30, 2004 from $28.7 million for the nine months ended September 30, 2003, representing 34% and 35% of service revenues for those periods, respectively. The $1.4 million or 5% increase for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to increased personnel-related expenses of $1.1 million primarily from headcount growth in our customer support. For the fourth quarter of 2004, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first three quarters of 2004.

Amortization of Acquired Technology

      Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology increased to $0.6 million for the three months ended

September 30, 2004 from $0.1 million for the three months ended September 30, 2003 and increased to $1.7 million for the nine months ended September 30, 2004 from $0.5 million for the nine months ended September 30, 2003. The increase in the three and nine months ended September 30, 2004 compared to the same period in the prior year is a result of the amortization of intangibles related to our acquisition of Striva in September 2003. For the fourth quarter of 2004, we expect amortization of acquired technology to be approximately $0.6 million.

Operating Expenses

Research and Development

      Our research and development expenses consist primarily of salaries and other personnel-related expenses associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $12.3 million for the three months ended September 30, 2004 from $12.1 million for the three months ended September 30, 2003, representing approximately 24% of total revenues for those periods. The $0.2 million or 2% increase for the three months ended September 30, 2004 compared to the same period in 2003 was due primarily to a $0.5 million increase in personnel-related costs due to increases in headcount, offset by a $0.4 million decrease in legal fees related to patent litigation in 2003. Research and development expenses increased to $39.6 million from $34.8 million for the nine months ended September 30, 2004 and 2003, representing approximately 25% and 23% of total revenues for those periods, respectively. The $4.8 million or 14% increase for the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to a $2.0 million increase in stock-based compensation, which included amortization related to options issued in the Striva acquisition totaling $0.9 million for the nine months ended September 30, 2004 and stock-based compensation related to the termination of our right to repurchase shares of common stock issued to a former employee as part of an acquisition in the amount of $1.1 million during the three months ended June 30, 2004. The increase for the nine months ended September 30, 2004 was also due to $2.4 million in personnel-related costs resulting from an increase in research and development headcount from the expansion of our development center in Bangalore and the acquisition of Striva at the end of the third quarter of 2003. For the fourth quarter of 2004, we expect research and development expenses as a percentage of total revenues to be relatively consistent with the first three quarters of 2004.

Sales and Marketing

      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $22.6 million for the three months ended September 30, 2004 from $20.4 million for the three months ended September 30, 2003, representing approximately 43% and 40%, respectively, of total revenues for those periods. The $2.2 million or 11% increase for the three months ended September 30, 2004 compared to the same period in 2003 is due to increased personnel-related costs of $1.3 million primarily due to commissions expense, travel-related expenses of $0.3 million and increased stock-based compensation of $0.2 million resulting from the Striva acquisition. Sales and marketing expenses increased to $67.7 million for the nine months ended September 30, 2004 from $62.3 million for the nine months ended September 30, 2003, representing approximately 42% of total revenues for those periods. The increase of $5.4 million or 9% for the nine months ended September 30, 2004 compared to the same period in 2003 was due primarily to increased personnel-related costs of $3.0 million primarily due to commissions, travel-related expenses of $1.4 million, increased costs for sales kick-off and incentive events totaling $0.7 million, stock-based compensation of $0.7 million resulting from the Striva acquisition and $0.6 million paid to partners for referral fees, partially offset by $0.4 million less in outside consulting fees and a decrease in marketing and trade show expenses of $0.4 million. For the fourth quarter of 2004, we expect sales and marketing expenses as a percentage of total revenues will remain relatively consistent with the first three quarters of 2004.

General and Administrative

      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses increased to $6.0 million the three months ended September 30, 2004 from $5.2 million for the three months ended September 30, 2003, representing 11% and 10% of total revenues for those periods, respectively. The $0.8 million or 15% increase for the three months ended September 30, 2004 compared to the same period in 2003 is primarily due to a $0.7 million increase in fees for outside legal, accounting and consulting service providers and $0.2 million is personnel-related costs as a result of severance costs. General and administrative expenses decreased to $15.6 million for the nine months ended September 30, 2004 from $16.0 million for the nine months ended September 30, 2003, representing 10% and 11% of total revenues for those periods. The decrease of $0.4 million or 3% for the nine months ended September 30, 2004 compared to the same period in 2003, was primarily due to a $0.2 million decrease in fees for outside legal, accounting and consulting service providers and included a $0.4 million reimbursement for legal fees related to a lawsuit settlement in the three months ended June 30, 2004. For the fourth quarter of 2004, we expect general and administrative expenses as a percentage of total revenues will remain consistent with the first three quarters of 2004.

Stock-Based Compensation

      Costs and expenses include non-cash charges for stock-based compensation as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Cost of service revenues	$12	$—	$36	$—
Research and development	184	19	2,032	62
Sales and marketing	248	3	1,117	3
General and administrative	(39)	—	(80)	—

Total stock-based compensation	$405	$22	$3,105	$65

      Stock-based compensation increased to $0.4 million for the three months ended September 30, 2004 from $22,000 for the three months ended September 30, 2003 and to $2.7 million for the nine months ended September 30, 2004 from $65,000 for the nine months ended September 30, 2004. The increase in 2004 was primarily related to the amortization of the deferred compensation recorded in connection with the September 2003 Striva acquisition, including the $1.1 million charge related to the termination of the repurchase right discussed above. We expect to record $0.3 million for the remainder of 2004 for the amortization of stock-based compensation related to the fixed awards issued in conjunction with the Striva acquisition.

Restructuring and Impairment Charges

      In September 2001, we announced a restructuring plan and the 2001 Restructuring Charge of approximately $12.1 million, consisting of $10.6 million related to estimated facility lease losses and $1.5 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

      In September 2002, we increased the 2001 Restructuring Charge by approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for our excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to our estimate of occupancy of available vacant facilities. The increase represented adjustments to the original assumptions in 2001, including the time period that the buildings are expected to be vacant, expected sublease rates, expected sublease terms and estimated time to sublease.

      In October 2004, we announced a restructuring plan related to our corporate headquarters in Redwood City, California pursuant to which we expect to record a significant charge in the fourth quarter of 2004 (see Note 13, Subsequent Event, to the notes to the consolidated financial statement in Item 1 of this report). As a result of this restructuring plan, part of the 2001 Restructuring Charge, and subsequent 2002 adjustment, related to a portion of our corporate headquarters was increased by $9.7 million for estimated facility lease losses to reflect adjustments to the original assumptions. The adjustment is primarily due to revised assumptions that the building will be vacant for a longer period of time and will be sublet at reduced rates.

      We calculated the increases to the 2001 Restructuring Charge based on current market information and trend analysis of the real estate market in the respective area.

      Net cash payments for the nine months ended September 30, 2004 and 2003 related to the consolidation of excess facilities were $3.3 million and $3.4 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2004 if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. As of September 30, 2004, $21.6 million of lease termination costs, net of anticipated sublease income related to facilities expected to be subleased, remains accrued and is expected to be paid by 2013.

      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments against the restructuring liability of $3.2 million and $3.4 million, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.3 million and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively. For the fourth quarter of 2004, we expect the effect on the results of operations to remain relatively consistent with the first three quarters of 2004 for the 2001 Restructuring Charge and adjustments noted above, but the results will also include an expected new restructuring and impairment charge.

      As a result of the Board of Director’s decision to move the corporate headquarters, we expect a restructuring and impairment charge of approximately $110.0 million to $115.0 million, all of which will be recorded in the fourth quarter of 2004, assuming completion of the move from our current corporate headquarters to the new location by December 31, 2004. These charges consist of:

•	approximately $90.0 million to $93.0 million in estimated facility lease losses, comprised of the net present value of lease payment obligations for the remaining nine year lease term of our current corporate headquarters, net of estimated sublease income, and

•	approximately $20.0 million to $22.0 million of impairment of tenant improvements and other abandoned assets for the Company’s current corporate headquarters.

      The facilities lease losses will result in future cash expenditures over the remaining nine years of the current lease agreement, and none of the amount representing impairment of tenant improvements and other abandoned assets will result in future cash expenditures. We intend to sublease the office space at its current corporate headquarters.

      We will accrete our obligations related to the 2004 restructuring charge to the then present value and, accordingly, will recognize additional interest expense as a restructuring charge over the remaining term of the current lease, which is approximately nine years. We expect the aggregate interest charge to be approximately $24.0 million to $25.0 million.

      If we are unable to sublease any of the available vacant facilities during the remaining lease terms from the fourth quarter of 2004 through 2013, restructuring charges could increase by approximately $5.9 million. We have actual sublease agreements for our excess facilities totaling $2.3 million from the fourth quarter of 2004 through 2007.

Interest Income and Other, Net

      Interest income and other, net represents primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $1.0 million and $2.9 million for the three months ended September 30, 2004 and 2003, respectively, and $2.1 million and $5.3 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease of $1.9 million or 66% in the three months ended September 30, 2004 compared to the same period in 2003 was primarily due to a one-time litigation settlement in 2003 totaling $1.6 million. The decrease of $3.2 million or 60% in the nine months ended September 30, 2004 compared to the same period in 2003 was primarily due to the litigation settlement totaling $1.6 million in 2003, a $0.7 million decrease from a foreign exchange gain in 2003 and $0.7 million decrease in interest income. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

      We recorded an income tax benefit of $0.3 million and an income tax provision of $0.4 million for the three and nine months ended September 30, 2004, respectively. The income tax amounts in 2004 include a $0.5 million benefit based on recently filed federal income tax returns in the third quarter of 2004 which was offset by federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. We recorded an income tax provision of $0.8 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the nine month period ending September 30, 2004 differed from the recorded income tax provision primarily due to the realization of a portion of previously unbenefitted tax attributes of $1.3 million partially offset by foreign income and withholding taxes of $0.6 million and state taxes of $0.1 million.

Recent Accounting Pronouncements

      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We adopted the recognition and measurement guidance of EITF 03-01 in the third quarter of 2004 and the adoption did not have a material impact on our results of operations or financial condition.

      On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that SFAS 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, will be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS 123 (not SFAS 123R) to the beginning of the fiscal year that includes the effective date would be permitted, but not required. We therefore would be required to apply SFAS 123R beginning July 1, 2005 (that is, adopt SFAS 123R in our financial statements for the quarter ended September 30, 2005), and could choose to apply SFAS 123 retroactively from January 1, 2005 to June 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. Further, we could choose to early adopt the proposed statement at the beginning of our first quarter ended March 31, 2005. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways, either the modified prospective transition method or modified retrospective transition method. We are waiting for the FASB to issue the final statement before selecting a date of adoption and a transition method, and we are currently analyzing its impact on our future earnings.

Liquidity and Capital Resources

      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of September 30, 2004, we had $234.2 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

      Operating Activities: For the nine months ended September 30, 2004 and 2003, net cash flows from operating activities were $7.2 million and $19.5 million, respectively. Cash provided by operating activities in 2004 was primarily due to our net loss, adjusted for non-cash charges for depreciation and amortization, a restructuring charge and amortization of stock-based compensation, intangible assets and acquired technology. Significant cash received from deferred revenues, which will be recognized typically within the next 12 months, added to net cash provided by operating activities. These additions were offset by substantial payments in the period of our accrued compensation and related expenses, primarily due to common stock purchased under our Employee Stock Purchase Plan and the payment of semi-annual employee bonuses, payments against our restructuring accrual (facility lease payments) and increases in our accounts receivable balance due to significant agreements executed during the last month of the third quarter of 2004.

      Investing Activities: For the nine months ended September 30, 2004 and 2003, net cash flows used in investing activities were $14.2 million and $39.8 million, respectively. Of the $14.2 million of cash used in investing activities for the nine months ended September 30, 2004, $150.4 million was used for the purchase of short-term investments and $2.0 million was used for the purchase of property and equipment for the continued implementation of our information technology infrastructure, partially offset by cash generated from the sale and maturities of investments totaling $138.2 million.

      Financing Activities: For the nine months ended September 30, 2004 and 2003, net cash flows provided by (used in) financing activities were $5.6 million and ($4.9) million, respectively. The $5.6 million provided by financing activities in the nine months ended September 30, 2004 was from $11.7 million in proceeds from issuances of our common stock as a result of exercises of outstanding options and the semi-annual purchases of common stock under our Employee Stock Purchase Plan in January and July 2004. The proceeds were partially offset by $6.1 million in cash used to repurchase our common stock.

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

Operating Leases and Contractual Obligations

      We lease certain office facilities and equipment under noncancelable operating leases. Our payment obligations under these operating leases are included in the table below under the caption “Operating Leases.” In 2001 we recorded restructuring charge related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas, which was subsequently increased in 2002 and 2004. Our operating lease obligations in the table below include approximately $24.3 million, net of anticipated sublease income, for operating lease commitments for those facilities that are included in accrued restructuring charges as of September 30, 2004. See Note 9 of notes to the condensed consolidated financial statements in Item 1. During 2002, 2003 and the first three months of 2004, we signed sublease agreements for leased office space in Palo Alto, Redwood City, Scotts Valley and San Francisco, California and Carrollton, Texas. Our expected sublease income from these sublease agreements is included in the table below under the caption “Sublease Income.”

      Our future minimum lease payments as of September 30, 2004 under noncancelable operating leases with original terms in excess of one year and sublease income are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2004	$4,850	$287	$4,563
2005	18,539	1,098	17,441
2006	18,052	584	17,468
2007	16,851	257	16,594
2008	16,154	67	16,087
Thereafter	77,906	—	77,906

Total	$152,352	$2,293	$150,059

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

      In October 2004, we entered into a lease agreement for new corporate headquarters in Redwood City, California. The lease term is from December 15, 2004 to December 31, 2007. Minimum lease payments are $1.5 million, $1.9 million and $2.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. There were no other material changes in our contractual obligations from what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Other Uses of Cash

      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies.

      On July 2, 2004, we announced a share repurchase program for up to 5.0 million shares of our common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances and general business and market conditions. See Part II, Item 2 for more information.

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

      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and the first three quarters of 2004, there is still uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. If we are unable to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

      The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”)provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

      During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2004 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

      Additionally, in the third quarter of 2004, we have experienced changes in our finance and accounting personnel and shifts in responsibilities at the management level. These personnel and responsibility changes adversely affected our ability to effectively follow our internal controls. For example, a significant deficiency was discovered regarding our controls over license revenue recognition in the third quarter of 2004 (see Controls and Procedures, Item 4 of Part I). We believe that we have addressed this deficiency by establishing additional controls to review revenue transactions. We will continue to enhance our internal control over financial reporting by adding resources, as necessary.

      While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under Section 404 in a timely manner, we and/or our auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2004.

An increase in the turnover rate of our sales force personnel may negatively impact our ability to generate license revenues.

      We experienced an increased level of turnover in our direct sales force in the fourth quarter of 2003 and the first quarter of 2004. This increase in the turnover rate impacted our ability to generate license revenues in the first nine months of 2004. Although we have hired replacements in our sales force, if we are unable to effectively train such new personnel, or if we continue to experience a heightened level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team. For example, we recently hired John Entenmann as our Executive Vice President, Corporate Strategy and Marketing, replacing Paul Albright in that position. Accordingly, until such new senior personnel become familiar with our business model and systems, their integration may result in some disruption to our ongoing operations.

      We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. We have relied on our ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that we will continue to successfully attract and retain key personnel.

If we do not compete effectively with companies selling data integration and business intelligence products, our revenues may not grow and could decline.

      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target as well as other vendors of integration software products, including Ascential Software, Embarcadero Technologies, Group 1 Software, SAS Institute and certain privately-held companies. In addition, we compete against business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, PeopleSoft, SAP and Siebel Systems. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.

      Our current and potential competitors may make strategic acquisitions, consolidate their operations or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations and financial condition.

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

      In September 2003, we acquired Striva Corporation, a provider of mainframe data integration solutions. The successful integration of Striva’s technology, employees and business operations will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:

•	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers and business relationships;

•	an inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs; and

•	the assumption of any contracts or agreements from Striva that contain terms or conditions that are unfavorable to us.

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

      We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-

effective customer support and service or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to timely implement solutions for our customers. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenue, our revenues and the price of our common stock could decline.

If the current improvement in the U.S. economy does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.

      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economy. We experienced the adverse effect of the economic slowdown in 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products. In addition, terrorist actions and the military actions in Afghanistan and Iraq have magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, we have not experienced any significant improvement in our pipeline conversion rate. In particular, our ability to forecast and rely on U.S. federal government orders is uncertain due to congressional budget constraints and changes in spending priorities.

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

      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence products and related services. Since we ceased direct sales of our analytic application suites and data warehouse modules in July 2003, we expect sales of our data integration and business intelligence software and related services to comprise substantially all of our revenues for the foreseeable future. If any of these products do not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Striva acquisition, we began selling and marketing Striva’s technology as part of our complete product offering. Market acceptance for Striva’s products, as well as our current products, could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

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

      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003,when we had net income of $7.3 million,, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $96.4 million as of September 30, 2004. We cannot assure you that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

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

      Our software development centers in India, the Netherlands and the United Kingdom also subject our business to certain risks, including:

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	communication delays between our main development center in Redwood Shores, California and our development centers in India, the Netherlands and the United Kingdom as a result of time zone differences, which may delay the development, testing or release of new products;

•	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

•	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

      Additionally, our international operations as a whole are subject to a number of risks, including the following:

•	greater risk of uncollectible accounts and longer collection cycles;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	business practices with European and other foreign governments and entities may differ from those in North America and may require us to include terms in our software license agreements, such as extended warranty terms, that will require us to defer license revenue and recognize it ratably over the warranty term or other performance obligation included within the agreement;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.

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

The time and expense that we will expend in the relocation of our corporate headquarters could adversely affect our results of operations in the fourth quarter of 2004.

      We expect to complete the move from our current corporate headquarters at 2100 Seaport Boulevard, Redwood City, California to our new location at Seaport Center in Redwood City, California by December 31, 2004. The time and effort that we will need to expend in the relocation of our corporate headquarters will be a distraction to our management and could result in a disruption to our ongoing business operations and sales efforts and could adversely affect our results of operations in the fourth quarter of 2004. Additionally, as a result of this move, we expect to incur a pre-tax restructuring charge of approximately $110 million to $115 million in the fourth quarter of 2004. If we do not complete the relocation by December 31, 2004, the timing of this restructuring charge would be delayed and could negatively impact our financial results in the first quarter of 2005.

We may engage in future acquisitions or investments that could dilute our existing stockholders, or cause us to incur contingent liabilities, debt or significant expense.

      From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products or technologies. For example, we recently acquired Striva in September 2003, and we invested $500,000 in a private company in December 2003 that is still in the development stage of its business cycle. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment, including Striva, will succeed.

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

      For the nine months ended September 30, 2004, the average rate of return on our investments was 1.6%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2004, the fair market value of the portfolio would decline by approximately $1.0 million. Declines in interest rates will, over time, reduce our interest income.

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

      Changes in Internal Control Over Financial Reporting. Following a review of license revenue for the three months ended September 30, 2004, our independent auditors determined that we incorrectly recorded revenue related to two software license transactions. Based on the delivery requirements and acceptance terms of these software license agreements, the correct accounting treatment is to defer the license revenue for these transactions until the delivery requirements are fulfilled and acceptance has occurred. Accordingly, we deferred the related revenue at September 30, 2004.

      We have determined that, under The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”) and the prior relevant professional auditing standards, this deficiency constituted a “significant deficiency,” but not a “material weakness” in our internal controls over financial reporting. We have advised our independent auditors, who concur with our determination, and our audit committee of this “significant deficiency” in our internal controls over financial reporting. We believe that we have addressed this deficiency in the fourth quarter by establishing additional controls to review revenue transactions.

      Accordingly, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      We continue to enhance our internal control over financial reporting by adding resources in key functional areas with the goal of bringing our operations up to the level of documentation, segregation of duties, and systems security necessary, as well as transactional control procedures required under the new Standard No. 2 issued. We discuss and disclose these matters to the audit committee of our Board of Directors and to our independent auditors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      On July 2, 2004, we announced a stock repurchase program to purchase up to 5,000,000 shares of our common stock. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. We repurchased a total of 1,055,000 shares in the quarter ended September 30, 2004, and at September 30, 2004, 3,945,000 million shares remained available for repurchase under the program.

      The following table provides information about the repurchase of our common stock during the three months ended September 30, 2004:

				(2)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs

July 1 - July 31	265,000	$5.78	265,000	4,735,000
August 1 - August 31	790,000	$5.84	790,000	3,945,000
September 1 - September 30	—	—	—	3,945,000

Total	1,055,000	$5.80	1,055,000	3,945,000

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program on July 2, 2004. The repurchase program authorizes the repurchase of up to five million shares of our common stock. The program does not have a fixed expiration date.

Item 5.	Other Information

      On September 24, 2004, we signed an offer letter with John Entenmann, our Executive Vice President, Corporate Strategy and Marketing. The offer letter provides that Mr. Entenmann will receive a base salary of $285,000. We also granted Mr. Entenmann an option to purchase up to 360,000 shares of our common stock at an exercise price of $6.04 per share. Mr. Entenmann may also earn an annualized bonus of $115,000, based on the terms of our executive bonus program. If, following a change in control of the company, Mr. Entenmann’s employment is terminated as a result of the factors listed in his offer letter, which is included as an exhibit to this Form 10-Q, he will receive a lump sum payment equal to his gross base salary for a period equal to 12 months, as well as 12 months of accelerated vesting of his outstanding stock options.

Item 6.	Exhibits

Exhibit

10.27	Offer Letter dated September 21, 2004, by and among the Company and John Entemann.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 3 and 4 are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, Informatica Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

By:	/s/ EARL E. FRY

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

Dated: November 5, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.27	Offer Letter dated September 21, 2004, by and among the Company and John Entemann.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.