Form 10-K
period 2004-12-31
INFORMATICA CORP
filed 2005-03-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-25871

Informatica Corporation
(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Cardinal Way Redwood City, California	94063
(Address of principal executive offices)	(Zip Code)
(650) 385-5000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Preferred Share Purchase Rights, par value $0.001 per share

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
          As of June 30, 2004, there were 86,071,065 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the closing price for the Common Stock on the Nasdaq National Market on June 30, 2004) was $629,195,437. Shares of the registrant’s Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
          As of January 31, 2005, there were 87,230,163 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of registrant’s fiscal year ended December 31, 2004.

INFORMATICA CORPORATION
ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2004

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11
	Executive Officers of the Registrant	11
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Consolidated Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Risk Factors	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
	Report of Management on Internal Control over Financial Reporting	45
	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	46
	Report of Independent Registered Public Accounting Firm	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	81
PART III
Item 10.	Directors and Executive Officers of the Registrant	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management	81
Item 13.	Certain Relationships and Related Transactions	81
Item 14.	Principal Accountant Fees and Services	81
PART IV
Item 15.	Exhibits, Financial Statement Schedules	82
SIGNATURES		84
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 10.30
EXHIBIT 21.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I

Item 1.	Business
Overview
      Informatica Corporation is a leading provider of enterprise data integration software that handles a broad range of enterprise-wide integration initiatives including: data warehousing, data migration, data consolidation, “single-view” or master data management and data synchronization. The Informatica platform helps enable and accelerate broad data integration initiatives, allowing enterprises to reduce information technology (IT) costs and complexity, harness new technologies and ensure a single, enterprise-wide view of information. Using our products, a business user gains a holistic and consistent view of their enterprise information, IT management can be more responsive to the business demands for information — despite dramatically increasing data volumes — and IT developers benefit from reduced time to results.
      Over the last two decades, companies have made significant investments in process automation resulting in islands of data created by a variety of packaged transactional applications — such as Enterprise Resource Planning (ERP), Customer Relationship Management (CRM) and Supply Chain Management (SCM) software — and bespoke operational systems deployed in various departments. The ultimate goal of deploying these applications was to make businesses more efficient through automation. However, these applications have further increased data fragmentation throughout the enterprise because they generate massive volumes of data in disparate software systems that were not designed to share data.
      Organizations are now finding that the strategic value of information technology goes far beyond process automation. Organizations of all sizes require information to run their business and most information is derived from data. Operational activities generate a constant flow of data inside and outside the enterprise, but unless the various data streams can be integrated, the amount of real, useful business information derived from such data is limited. Companies are realizing that they must integrate data to support their business processes such as providing a single view of the customer, migrating away from legacy systems to new technology or consolidating multiple instances of an ERP system.
      With the robust enterprise data integration platform that Informatica offers, business and IT decision makers can facilitate sophisticated information delivery across the enterprise. We address this need with the Informatica enterprise data integration platform. Our products are designed to access, transform and integrate data from a large variety of enterprise systems and deliver this data to other operational systems, relational systems, real-time business processes, and to the business user for decision making.
      We have over 2,100 customers from a wide variety of industries ranging from high technology and financial services, to manufacturing and telecommunications. We market and sell our software and services through our global direct sales force in the United States, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom and Japan. We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend and/or implement our solutions. We also have relationships with distributors in various regions, including Europe, Asia-Pacific, Australia, Japan and Latin America, who sublicense our products and provide service and support within their territories. More than 25 independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.
      We began selling our first products in 1996. Through December 31, 2004, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, business intelligence products and related services. We have incurred significant net losses since our inception, including a net loss of $104.4 million in 2004. Although we were profitable in 2003, we may not consistently achieve profitability in the future. See “Risk Factors — We have a limited operating history and a history of losses, which makes it difficult to evaluate our operations, products and prospects for the future.” As of December 31, 2004, we had an accumulated deficit of $195.1 million.
      Our corporate headquarters are located at 100 Cardinal Way, Redwood City, California 94063, and our telephone number at that location is (650) 385-5000. We can be reached at our Web site at

www.informatica.com; however, the information in, or that can be accessed through, our Web site is not part of this report. We were incorporated in California in February 1993 and reincorporated in Delaware in April 1999.
      A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC).
Our Products
      Our products are designed to help our customers simplify their (IT) infrastructure by providing a single platform for all enterprise data integration initiatives.
      Our data integration platform is designed to empower the business user with holistic information, reduces the cost and complexity of enterprise IT infrastructure for the IT manager, provide increased productivity to IT practitioners to improve their responsiveness to the business, and deliver those capabilities through a service-oriented architecture to enable the IT architect to maximize existing and future technical environments.
      For the business user, our products deliver complete, accurate and timely information. Our products provide near-universal data access delivering the unique ability to access batch and changed data from the mainframe, legacy and relational systems and deliver that data at the frequency demanded by the business. In addition, our products provide built-in data profiling and rich transformations to ensure accuracy of information with an end-to-end audit trail to ensure data integrity to the business.
      For the IT manager, our products reduce risk and cost by providing a highly secure, scalable and performant environment, with the flexibility to deploy on a wide variety of operating systems including Windows, Unix, Linux, 64-bit, and mainframe systems. With the latest releases of our software, we facilitate complete user authentication, granular privacy management and encryption in data transport. We deliver near-linear scalability, fully parallel processing, and a unique ability to deploy a set of business logic across a heterogeneous grid of operating platforms to accommodate the most demanding of large and growing global organizations. For the IT architect, our products are based on a service-oriented architecture that is metadata-driven for flexibility and web services enablement. Our products are fully extensible though open APIs and are designed to be interoperable to accommodate existing IT standards and future IT architectures.
      For the IT practitioner, our products provide a highly productive environment with complete version control and configuration management that enables individuals to work collaboratively across teams, multiple projects, and geographically disperse locations including on-shore/off-shore and in-source/out-source models. In addition, our metadata-driven environment accelerates initial design and evolution by providing data profiling, search, impact analysis, and high reuse of development assets via our patented global and local object management technology so that work can be “designed once, deployed anywhere” across a network of installations.

      Products included in the Informatica platform as of December 31, 2004 are summarized in the table below:

Product	Description	Benefit

Informatica PowerCenter	PowerCenter is a leading enterprise data integration product for accessing, integrating and delivering data to systems, people or processes.	PowerCenter provides companies a single environment delivering cost-effective and broad support for all data integration initiatives.

Informatica PowerExchange	PowerExchange is scalable, non-invasive software for access to changed or bulk data — in real time or batch mode — from complex, legacy and mainframe systems.	PowerExchange helps companies cost- effectively and efficiently access the vast amounts of enterprise data on mainframes for mission-critical business processing.

Informatica SuperGlue	SuperGlue is software that provides the ability to catalog, view and analyze metadata assets.	SuperGlue helps companies manage the impact of changes and audit the accuracy of data in their data integration initiatives.

Informatica PowerAnalyzer	PowerAnalyzer is software designed to improve the performance and efficiency of data integration and data delivery processes through reporting capabilities.	PowerAnalyzer helps companies facilitate the development and management of data integration and data delivery initiatives to expedite the time to value.

      On February 22, 2005, we announced the release of PowerCenter Advanced Edition. This edition of PowerCenter includes two previously at-cost options, team-based development and server grid, as well as two previously separate products, PowerAnalyzer and SuperGlue. We also announced on this date that we are removing these two options and these two separate products from our price list. PowerCenter Advanced Edition is priced higher than the standard edition of PowerCenter but less than the aggregate price of all components previously sold separately.
Services
      We offer a comprehensive set of professional services, including product-related customer support, consulting services and education services. Through our technical support centers in the United States, the United Kingdom, the Netherlands and India, we offer 24x7 technical support on a global basis to customers and partners over the phone, via e-mail and online via Informatica’s Customer Portal “my.informatica.com’. Our consulting services range from designing and deploying our products to data transformation and performance tuning and implementing best practices for Integration Competency Centers. Our consulting strategy is to provide specialized expertise on our products to enable our end user customers and strategic partners to successfully implement our integration products. We also offer a comprehensive curriculum of product-related education services to help our customers and strategic partners build proficiency in using our products. In 2001, we established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.
      As part of our comprehensive services offering, our professional services consultants use a standard methodology/framework — Informatica Velocity — for the implementation of our data integration projects.

Informatica Velocity covers each of the major project phases, including manage, architect, design, build, deploy, and operate. Where applicable, Informatica Velocity includes best practices and techniques culled from our collective experience assisting our clients in thousands of implementations. Informatica Velocity represents our goal of using Informatica Professional Services field experience to ensure successful implementations of our products.
Our Strategic Partners
      Our strategic partners include industry leaders in enterprise software, computer hardware and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology and provide complementary products and services to our joint customers. Our systems integrator partners that generated over $1,000,000 each in license and services orders in 2004 were Accenture, BearingPoint, Capgemini, Core Integration Partners, EDS, IBM, IPI Grammtech, Northrop Grumman, Logan Britton and Wipro. Our current OEM Partners that generated over $500,000 each in license royalties for us in 2004 are DecisionPoint Applications, i2 Technologies and Siebel Systems.
Our Customers
      Our customers include leading companies from a wide range of industries and major governmental and educational institutions. A representative sampling of our customers who have each purchased at least $750,000 of our software and related services since January 2000 includes:

Manufacturing/
Financial Services	Insurance	HighTech

Abbey National

ABN AMRO

American Express

Bank Of America

Barclays

Canadian Imperial Bank of   Commerce

Cendant

Charles Schwab

Credit Suisse First Boston

Deutsche Bank

Goldman Sachs

JP Morgan

Manulife Financial

Mass Mutual Life Insurance

Merrill Lynch

Mitsubishi Tokyo Financial Group

Morgan Stanley

Northwestern Mutual Financial   Network

Prudential Financial

Royal Bank of Scotland

Thomson Corporation

UBS

Washington Mutual	Aegon

Anthem

AXA

Blue Cross/Blue Shield

California Medi-CAL

Canada Life

Guardian Life Insurance
  Company of America

Hartford Financial Services

ING

MetLife

Nationwide Mutual
  Insurance Company

State Farm Mutual Automobile
  Insurance Company

Thrivent Financial
for Lutherans	Agilent Technologies

Avnet

Boeing

Brocade Communications Systems

Cisco Systems

ConAgra Foods

DaimlerChrysler

General Electric

Hewlett-Packard

Intuit

Lockheed Martin

Motorola

R.R. Donnelley & Sons

Philips

Siemens

Solectron

STERIS Corporation

Toyota

Verisign

Volkswagen

	Pharmaceuticals/	Retail/Consumer
Communications	Chemicals	Packaged Goods

Alltel AT&T Bell South Cingular Wireless Deutsche Telekom Lucent Technologies MCI SBC Communications Vodafone Group Verizon Communications	Abbott Laboratories Amgen AstraZeneca Bristol-Meyers Squibb Eli Lilly GlaxoSmithKline Merck & Company Pfizer Roche	Best Buy CVS Deutsche Woolworth Gus HE Butt Grocery Nestlé Staples

Utilities/Energy	Government	Other

American Electric Power BP Enron Electricite de France Florida Power & Light Pacific Gas & Electric Public Service Enterprise Group Waste Management Williams Companies
Deutsche Post

Federal Bureau of Investigation

Government of Israel

Internal Revenue Service

La Poste

National Institute of Health

US Department of Homeland
  Security

US Customs Service

US Postal Service

US Army

US National Security Agency	Carlson Holdings

Cerner Corp.

Dun & Bradstreet

Federal Express

First Data

Gtech Holdings

KPMG

Marriot International

PricewaterhouseCoopers

Tribune Company

University of California

University of Illinois
Our Market Strategy
      Expand from Data Warehousing to Broad Enterprise Data Integration. Our goal is to be the market leader in the enterprise data integration market that includes data warehousing, data migration, consolidation, “single-view” or master data management and synchronization. Our strategy is to capitalize on this opportunity by leveraging our success, knowledge and the strength of our proven products that have helped our customers deploy thousands of large data warehouses and data integration initiatives. We address the growing enterprise data integration market with our mature products that we believe are well-suited to rapidly deliver value to our customers.
      Evolve Departmental Projects to Enterprise Standardization via Integration Competency Centers (ICCs). As customers undertake multiple data integration projects, they are increasingly moving from individual departmental projects to centralized ICCs managing enterprise integration initiatives. ICCs are a shared IT function that enable project teams to complete data integration efforts rapidly and efficiently by following best-practice processes, leveraging the expertise of staff with integration-specific roles, and utilizing standard technologies. Informatica has been chosen by many customers as standard technology for centralized ICCs and we will continue to promote the value of ICCs among our customers for broad adoption.
      Focus on Horizontal Data Integration Solutions: Migration and Consolidation. The data migration phase of an application implementation, upgrade, or instance consolidation project can extend up to multiple years, is often underestimated in complexity and cost, and requires rigorous project planning and significant manual effort. Detailed project planning is required because enterprises have traditionally underestimated the challenges involved in the data migration process, including the high cost of system maintenance, administra-

tion and development. Organizations now recognize the need for an enterprise data integration platform to automate the data migration and consolidation of IT systems. We, along with our strategic system integrator partners, believe we can address this growing requirement by providing customers with a tailored solution including software and services to speed the deployment of migration and consolidation initiatives.
      Launch Vertical Solutions: Financial Services. We are increasing our focus on the financial services market. With 18 of the 20 world’s largest financial organizations as current customers, Informatica has already established a leadership position within this market. Informatica has increased its sales, marketing and alliances resources tailored to meet the needs of a growing market demand in this segment. In conjunction with our strategic partners, we offer business solutions such as risk management, compliance and “single view” of the customer for leading financial institutions.
      Leverage Significant Installed Customer Base and Community of Developers. We have an installed customer base that spans a wide range of industries. As of December 31, 2004, over 2,100 customers around the world and 82% of the Fortune 100 companies have licensed our products. The Informatica Developer Network, created in 2001, has grown to over 20,000 members in over 95 countries which use our products to build their own data warehouses and data integration solutions. Our success at each customer site serves to strengthen our brand awareness while providing an opportunity to up-sell and cross-sell additional products and services.
      Increase Strong Base of Strategic Partners. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators and hardware vendors. These alliances provide sales and marketing leverage and access to required technology, while also providing complementary products and services to our joint customers. More than 25 companies now OEM our core products. In sum, more than 300 companies market and resell our products around the world.
Research and Development
      As of December 31, 2004, we employed 238 people in our research and development organization. This team is responsible for the design, development and release of our products. The group is organized into four disciplines: development, quality assurance, documentation and product management. Members from each discipline, along with a product-marketing manager from our marketing department, form focus teams that work closely with sales, marketing, services, customers and prospects to better understand market needs and user requirements. These teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.
      When appropriate, we also utilize third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time-to-market without compromising competitive position or product quality, and we plan to continue to draw on third-party resources as needed in the future.
      In 2004, Informatica continued to make use of a small offshore development team based in the Netherlands for work on portions of our PowerAnalyzer technology. Also in 2004, we expanded our offshore development to India to do quality assurance and development on our products. This offshore development is intended to increase development productivity. Our research and development expenditures were $51.3 million in 2004, $47.7 million in 2003 and $45.8 million in 2002.
Sales, Marketing and Distribution
      We market and sell software and services through both our direct sales force and indirect channel partners in the United States as well as Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom, Japan and other regions around the world. As of December 31, 2004, we employed 296 people in our sales and marketing organization worldwide.
      Marketing programs are focused on creating awareness as well as lead generation and customer references for our products. These programs are targeted at key executives such as chief information officers, vice presidents of information technology, enterprise architects and vice presidents of specific functional areas, such as marketing, sales, service, finance, human resources, manufacturing, distribution and procurement. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing product collateral and generating qualified sales leads.
      Our global sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation and contract negotiation. Although the typical sales cycle requires three to six months, some sales cycles have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts, assessing needs prior to our introduction to the customer and endorsing our products to the customer prior to their product selection. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.
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
Intellectual Property and Other Proprietary Rights
      Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. In addition, we have 11 patents granted in the U.S., nine patent applications pending in the U.S., and 19 corresponding international patent applications pending.
      Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.
Future Revenues (New Orders, Backlog and Deferred Revenue)
      Our future revenues are dependent upon (i) new orders received, shipped and recognized in a given quarter and (ii) our backlog and deferred revenues entering a given quarter. Our backlog is comprised of product license orders that have not shipped as of the end of a given quarter and orders to distributors, resellers and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (i) maintenance revenue that we recognize over the term of the contract, typically one year, (ii) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenue be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (iii) consulting and education services revenues that have been prepaid and services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry and typically do not have a substantial backlog of license orders awaiting shipment at the end of any given quarter. Aggregate backlog and deferred revenue at December 31, 2004 was approximately $82.3 million compared to $67.9 million at December 31, 2003. This increase at December 31, 2004 was primarily due to a substantial increase in deferred revenue. We do not believe that backlog and deferred revenue as of any particular date is indicative of future results.

Competition
      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as vendors of point integration solutions typically used for departmental deployment, including Ascential Software, Embarcadero Technologies, Group 1 Software, SAS Institute and certain privately-held companies. We have competed in the past with business intelligence vendors who offer data integration solutions for their combined data warehousing and business intelligence offerings such as Business Objects, Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, SAP and Siebel Systems.
      We currently compete on the basis of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including:

•	product capabilities including openness, standards compliance, performance, scalability, ease of use and reliability;

•	low total cost of ownership encompassing performance, reusability, pricing, productivity gains and lower maintenance and training costs;

•	time to market;

•	services and support;

•	relationships with strategic partners that can help market and sell our products; and

•	proven success and experience.
      We believe that we currently compete favorably with respect to the above factors. For a further discussion of our competition, see “Risk Factors — If we do not compete effectively with companies selling data integration and business intelligence products, our revenues may not grow and could decline.”
Employees
      As of December 31, 2004, we had a total of 837 employees, including 238 people in research and development, 296 people in sales and marketing, 200 people in consulting, customer support and education services, and 103 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

Item 2.	Properties
      In December 2004, we relocated our corporate headquarters to a new location in Redwood City, California where we lease two buildings that comprise 159,350 square feet of office space and are leased through December 2007 (with a three-year renewal option). We also lease 6,500 square feet of office space for sales activities in New York, New York through February 2010 and 5,300 square feet of office space for sales, professional services and product development activities in Plano, Texas through October 2007 (with two five-year renewal options). We occupy approximately 10,000 square feet of office space in Maidenhead, United Kingdom for our European headquarters leased through May 2010; approximately 9,600 square feet of office space in Amsterdam, the Netherlands through October 2007 (with a five-year renewal option); and approximately 2,000 square feet in Puteaux, France through December 2007 (with two three-year renewal options). Additionally, we have operating leases for office space in Scotts Valley, California and Austin, Texas, which comprise approximately 6,700 square feet and 11,600 square feet, and expire in May 2008 (with a three-year renewal option) and January 2010 (with a five-year renewable option), respectively. We also lease other office space in the United States and other various countries under operating leases.
      In addition, we lease excess office space in Redwood City, Palo Alto, Scotts Valley and San Francisco, California; and Carrolton, Texas. We lease 290,300 square feet of office space at Pacific Shores Center in

Redwood City, California under a lease through July 2013. In February 2005, we subleased approximately 187,000 square feet in Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the tenant which is exercisable in July 2009. We lease 30,000 square feet in Palo Alto, California under a lease that expires in July 2007, of which 28,000 square feet is subleased under two separate subleases that expire in September 2005 and May 2007. In March 2004, we subleased the entire 2,000 square feet in Scotts Valley, California for the remainder of the lease term through May 2008. We subleased the entire 29,000 square feet in Carrollton, Texas for the remainder of the lease term through January 2006. In San Francisco, California we lease approximately 19,200 square feet under a lease that expires in March 2007, which is entirely subleased through the remainder of the lease term. In Redwood City, California, 4,000 square feet is subleased from November 2003 to May 2005. We are actively attempting to sublease our excess office space for the remaining lease terms. See Notes 6, 7 and 19 of the notes to the consolidated financial statements in Item 8.

Item 3.	Legal Proceedings
      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of our former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.
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
      We accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.
      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing;” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003 and are waiting for the Court’s ruling. The matter is currently in the discovery phase.
      We are also a party to various legal proceedings and claims arising from the normal course of business activities.
      Based on current available information, management does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our results of operations, cash flows and financial position for the period in which the unfavorable outcome occurs, and potentially in future periods.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not Applicable.
Executive Officers of the Registrant
      The following table sets forth certain information concerning our executive officers as of February 28, 2005:

Name	Age	Position(s)

Sohaib Abbasi	48	Chief Executive Officer, President and Director
Earl E. Fry	46	Chief Financial Officer, Executive Vice President and Secretary
Paul J. Hoffman	54	Executive Vice President, Worldwide Sales
Girish Pancha	40	Executive Vice President of Products
John Entenmann	42	Executive Vice President, Corporate Strategy and Marketing
      Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.
      Mr. Abbasi has been our President and Chief Executive Officer since July 2004 and a member of our Board of Directors since February 2004. From 2001 to 2003, Mr. Abbasi was Senior Vice President, Oracle Tools Division and Oracle Education at Oracle Corporation, which he joined in 1982. From 1994 to 2000, he was Senior Vice President Oracle Tools Product Division at Oracle Corporation. Mr. Abbasi graduated with honors from the University of Illinois at Urbana-Champaign in 1980, where he earned both a B.S. and an M.S. degree in computer science.
      Mr. Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became the Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree in finance and marketing from Stanford University.

      Mr. Hoffman joined us as Executive Vice President, Worldwide Sales in January 2005. Mr. Hoffman was Executive Vice President of Worldwide Sales at Cassatt Corporation from August 2003 to December 2004. From April 1999 to June 2003, Mr. Hoffman was Vice President of the Americas at SeeBeyond Technology Corporation. He served as Vice President Worldwide Sales for Documentum from September 1996 to April 1999. Mr. Hoffman holds a B.S. degree in finance from Fairfield University.
      Mr. Pancha was an early employee of Informatica, serving in engineering management roles from November 1996 to October 1998. Mr. Pancha left in 1998 to co-found Zimba, a developer of mobile applications providing real-time access to corporate information via voice, wireless, and Web technologies. Upon Informatica’s acquisition of Zimba in August 2000, Mr. Pancha rejoined us as Vice President and General Manager of the Platform Business Unit. In August 2002, he became Senior Vice President of Products, assuming responsibility for all products. In August 2003, Mr. Pancha was promoted to Executive Vice President. Prior to Informatica, Mr. Pancha spent eight years in various development and management positions at Oracle. Mr. Pancha holds a B.S. degree in electrical engineering from Stanford University and an M.S. degree in electrical engineering from the University of Pennsylvania.
      Mr. Entenmann joined us as Executive Vice President, Corporate Strategy and Marketing in October 2004. From June 1997 to March 2004, Mr. Entenmann was Vice President of Business Intelligence Products at Oracle Corporation. From September 1994 to June 1997 Mr. Entenmann served as Senior Director of Tools Technology and UI Design at Oracle Corporation. From 1988 to 1994 he was Manager, Solaris Operating Systems at Sun Microsystems. Mr. Entenmann holds a B.S. degree in computer science from the University of Illinois and an M.S. degree in computer science from Stanford University.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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

	2004		2003

	High	Low	High	Low

First Quarter	$12.58	$8.20	$8.00	$5.76
Second Quarter	$10.20	$6.64	$8.00	$6.23
Third Quarter	$7.65	$5.36	$9.43	$6.54
Fourth Quarter	$8.67	$5.82	$12.22	$7.44
Holders of Common Stock
      As of December 31, 2004, there were approximately 178 stockholders of record of our common stock, and the closing price per share of our common stock was $8.12. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
      We have never declared or paid cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.
Recent Sales of Unregistered Securities
      None.

Issuer Purchases of Equity Securities
      There were no repurchases of Informatica common stock by Informatica during the quarter ended December 31, 2004.

Item 6.	Selected Consolidated Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License	$97,941	$94,590	$99,943	$119,937	$101,649
Service	121,740	110,943	95,498	80,208	54,953

Total revenues	219,681	205,533	195,441	200,145	156,602
Cost of revenues:
License	3,778	3,139	6,185	4,500	2,034
Service(1)	40,346	38,856	39,250	42,559	31,056
Amortization of acquired technology	2,322	1,031	1,040	1,040	589

Total cost of revenues	46,446	43,026	46,475	48,099	33,679

Gross Profit	173,235	162,507	148,966	152,046	122,923
Operating expenses:
Research and development(1)	51,322	47,730	45,836	46,714	27,274
Sales and marketing(1)	94,900	86,810	86,770	99,898	75,697
General and administrative(1)	20,755	20,921	20,286	19,638	11,749
Amortization of goodwill and other intangible assets	197	147	100	26,336	13,574
Purchased in-process research and development	—	4,524	—	—	8,648
Restructuring charges	112,636	—	17,030	12,096	—

Total operating expenses	279,810	160,132	170,022	204,682	136,942

Income (loss) from operations	(106,575)	2,375	(21,056)	(52,636)	(14,019)
Interest income and other, net	3,445	7,103	6,420	8,971	4,306
Interest expense	(54)	(44)	(57)	(11)	(458)

Income (loss) before income taxes	(103,184)	9,434	(14,693)	(43,676)	(10,171)
Income tax provision	1,220	2,124	921	1,304	3,345

Net income (loss)	$(104,404)	$7,310	$(15,614)	$(44,980)	$(13,516)

Basic and diluted net income (loss) per share	$(1.22)	$0.09	$(0.20)	$(0.58)	$(0.19)

Shares used in calculation of basic net income (loss) per share	85,812	82,049	79,753	77,599	69,758

Shares used in calculation of diluted net income (loss) per share	85,812	85,200	79,753	77,599	69,758

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$88,941	$82,903	$105,590	$119,664	$217,713
Restricted cash	12,166	12,166	12,166	12,166	20,282
Investments	152,160	140,890	130,285	89,555	—
Working capital	166,861	161,015	176,640	168,112	190,179
Total assets	409,768	402,808	365,194	342,903	350,983
Long-term obligations, less current portion	—	—	—	—	—
Total stockholders’ equity	195,722	289,599	252,403	260,408	290,497
See Note 1 of notes to consolidated financial statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

(1)	Amortization of stock-based compensation has been reclassified for periods prior to December 31, 2004 to cost of service revenues, research and development, sales and marketing, and general and administrative expenses. See Note 1 of notes to consolidated financial statements in Item 8.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to product offerings and performance, business strategies, marketing programs and our increased focus on the financial services market; license revenues, our increased utilization of services personnel in Europe, service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; the recording of amortization of stock-based compensation; international expansion beyond North America and Europe; the integration of our 2003 acquisition of Striva Corporation with the rest of our operations; the ability of our products to meet customer demand; expected savings from our 2004 Restructuring Plan; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
      The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.
Overview
      We are a leading provider of enterprise data integration software. We generate revenues from sales of software licenses and services, which consist of maintenance, consulting and education services. Our license revenues are derived from our data integration software products. We receive software license revenues from licensing our products directly to end users and indirectly through resellers, distributors and OEMs. We receive service revenues from maintenance contracts, consulting services and education services that we perform for customers that license our products either directly or indirectly.
      We license our software and provide services to many industry sectors, including, but not limited to, financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We sell our products through both our own direct sales forces and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom, Asia-Pacific, Australia, Japan and Latin America. Most of our international sales have been in Europe. Revenue outside of Europe and North America, which includes the United States and Canada, have been 4% or less of total consolidated revenues during the last three years, although we anticipate further expansion outside of these two regions in the future.
      During 2004, we released an updated version of PowerCenter, our core data integration product offering, and SuperGlue, our integrated metadata solution. In 2004, total revenues grew 7% to $219.7 million as we generated our highest annual total revenues since the inception of the Company. The increase in service revenues, primarily from increased maintenance revenues driven by strong renewals from our expanding customer base, coupled with contribution from the new releases of existing products offset the loss of revenue from our analytical application suites and data warehouse modules, products that we ceased selling in 2003.
      We incurred a significant net loss in 2004 of $104.4 million or $1.22 net loss per share. This was primarily due to restructuring charges of $112.6 million in 2004 associated with the relocation of our corporate headquarters in December 2004.
Critical Accounting Policies
      Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
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
      We recognize revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9,“Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. Our standard agreements do not contain product return rights.
      Credit-worthiness and collectibility are first assessed on a country level basis. Then, for those customers, including direct end users and our indirect channel partners (resellers, distributors and original equipment manufacturers (OEMs)) in countries deemed to have sufficient timely payment history, customers are assessed based on their payment history and credit profile.
      The country level assessment of credit-worthiness and collectibility has generally been performed annually with any changes in assessment effective on January 1st of the next fiscal year. We recently performed a country level assessment of credit-worthiness and determined 10 additional countries to be credit-worthy based on geopolitical and economic stability. These countries include France, where we have a direct sales channel and Japan, where we have both direct and indirect sales channels, as well as Spain, Italy, Norway, Sweden, Denmark, Finland, Australia and New Zealand, where we sell through distributors. In each of the nine countries, excluding France, we assessed the credit-worthiness and collectibility of our existing distributors and will continue to recognize revenue through these distributors upon cash receipt. However, effective January 1, 2005, in France, where the country level criteria have been met and individual customers are deemed credit-worthy, we will begin recognizing revenue upon shipment, rather than on cash receipt, after all other revenue recognition criteria under SOP 97-2 have been met, including, for resellers and distributors, evidence of sell-through to an identified end user. In the other nine countries where the individual distributors have not met the credit-worthiness and collectibility requirements, we will continue to reassess their status quarterly.
      In addition to selling directly to end users, we also enter into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through our resellers and distributors, we recognize revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy.
      We also enter into OEM arrangements that provide for license fees based on inclusion of our products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report we receive from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria under SOP 97-2 have been met.
      The assessment of credit-worthiness for resellers, distributors and OEMs within countries which have been deemed to be credit-worthy generally takes place quarterly, with any changes effective at the beginning of the next fiscal quarter. Credit-worthiness for these partners is assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last 12 months. In the third quarter of 2004, our assessment of three resellers and OEMs determined that these customers were credit-worthy and effective October 2004, we began recognizing revenue for these customers upon shipment, after all other revenue recognition criteria under SOP 97-2 have been met. We recognized incremental revenue of $0.1 million in the fourth quarter of 2004 from changing the revenue recognition related to these customers from a cash to accrual basis.
      For transactions to all customers, including direct end users, resellers, distributors and OEMs, where the customer is deemed credit-worthy, but where the stated payment terms of the transaction are greater than 45 days from the invoice date, we recognize revenue when the payments become due. In assessing this policy in light of our continuing international expansion where stated payment terms can be slightly longer, we determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis would be more appropriate. Therefore, effective January 1, 2005, we will begin recognizing revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. We have analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to our quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.
      When a customer, including direct end-users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
      We ceased selling data warehouse modules in July 2003. For our analytic application suites, which we also ceased selling directly in July 2003, we recognized both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since we did not have VSOE of maintenance for our analytic application suites.
      We recognize maintenance revenues, which consist of fees for ongoing support and product updates and upgrades, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Education services revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.
      Deferred revenue includes deferred license, maintenance, consulting and education services revenues. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

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

Impairment of Goodwill
      We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years in 2004, 2003 and 2002 using the two-step process required by SFAS 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.
      Based on these estimates, we determined in our annual impairment tests as of October 31 of each year that the fair value of the Reporting Unit exceeded the carrying amount and accordingly, goodwill was not impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the Reporting Unit, which may result in impairment of goodwill.

Restructuring Charges
      During the fourth quarter of 2004, we recorded significant charges (2004 Restructuring Plan) related to the relocation of our corporate headquarters to take advantage of more favorable lease terms and reduced operating expenses. In addition, we significantly increased the 2001 restructuring charges (2001 Restructuring Plan) in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charge as a result of our decision to relocate our corporate headquarters. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms.
      These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the most likely expected outcome of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors which may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
      If we determine that there is further deterioration in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 7, Restructuring Charges, of notes to consolidated financial statements in Item 8. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rate, expected sublease terms and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.

Deferred Taxes
      We recorded a full valuation allowance to reduce all of our deferred tax assets to the amount that is likely to be realized. We have considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance; however, if it were determined that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax asset would decrease our tax rate and increase income in the period in which such determination was made. Likewise, if we determined that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period in which such determination was made.
Years Ended December 31, 2004, 2003 and 2002
      The following table presents certain financial data as a percentage of total revenues:

	Year Ended
	December 31,

	2004	2003	2002

Consolidated Statements of Operations Data:
Revenues:
License	45%	46%	51%
Service	55	54	49

Total revenues	100	100	100
Cost of revenues:
License	2	2	3
Service(1)	18	19	20
Amortization of acquired technology	1	—	1

Total cost of revenues	21	21	24

Gross profit	79	79	76
Operating expenses:
Research and development(1)	23	23	23
Sales and marketing(1)	43	42	45
General and administrative(1)	10	10	10
Purchased in-process research and development	—	2	—
Restructuring charges	52	—	9

Total operating expenses	128	77	87

Income (loss) from operations	(49)	2	(11)
Interest income and other, net	2	3	3

Income (loss) before income taxes	(47)	5	(8)
Income tax provision	1	1	—

Net income (loss)	(48)%	4%	(8)%

Cost of license revenues, as a percentage of license revenues	4%	3%	6%
Cost of service revenues, as a percentage of service revenues	33%	35%	41%

(1)	Amortization of stock-based compensation has been reclassified for the two years ended December 31, 2003 to cost of service revenues, research and development, sales and marketing, and general and administrative expenses. See Note 1 of notes to consolidated financial statements in Item 8.
Revenues
      Our total revenues were $219.7 million in 2004 compared to $205.5 million in 2003 and $195.4 million in 2002, representing growth of $14.2 million or 7% in 2004 from 2003 and $10.1 million or 5% in 2003 from 2002.

      The following table and discussion compares our revenue by type for the three years ended December 31, 2004:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
License revenues	$97.9	$94.6	$99.9
Service revenues:
Maintenance revenues	87.5	75.7	53.9
Consulting and education services revenues	34.3	35.2	41.6

Total service revenues	121.8	110.9	95.5

Total revenues	$219.7	$205.5	$195.4

License Revenues
      Our license revenues were $97.9 million in 2004 compared to $94.6 million in 2003 and $99.9 million in 2002, representing an increase of $3.3 million or 4% in 2004 from 2003 and a decrease of $5.3 million or 5% in 2003 from 2002. The increase in license revenues in 2004 from 2003 was primarily due to $8.8 million of incremental sales of our data integration platform products, including PowerCenter and SuperGlue, partially offset by a $5.4 million decrease in license revenue attributable to our discontinued analytical applications in 2003. In 2004, we also experienced an increase in the average transaction amount for orders greater than $100,000, which increased to $299,000 in 2004 from $249,000 in 2003. In addition, the number of transactions greater than $1.0 million increased to 11 in 2004 from five in 2003. The $5.3 million decrease in license revenue in 2003 from 2002 was primarily due to the weak IT spending conditions in 2003 which negatively impacted license revenues. In 2003 we experienced a 15% decrease in the number of end-user transactions and a decrease in the average transaction amount for orders greater than $100,000, which decreased to $249,000 in 2003 from $265,000 in 2002. Additionally, a $3.4 million negative adjustment in 2003 to correct the overallocation of license revenues and underallocation of service revenues resulting from an error in our allocation of revenue resulted in a further decrease of license revenue.

Services Revenues

Maintenance Revenues
      Maintenance revenues increased to $87.5 million in 2004 from $75.7 million in 2003 and $53.9 million in 2002, representing growth of $11.8 million or 16% in 2004 from 2003 and $21.8 million or 40% in 2003 from 2002. These increases in maintenance revenues in 2004 and 2003 were primarily due to an increased customer base and strong renewals of maintenance contracts. Additionally, in 2003, we made a $2.5 million positive adjustment to increase maintenance revenues to correct the underallocation of maintenance revenues resulting from an error in the allocation of revenue. For 2005, based on our growing installed customer base, we expect maintenance revenues to increase from the 2004 levels.

Consulting and Education Services Revenues
      Consulting and education services revenues were $34.3 million in 2004, $35.2 million in 2003 and $41.6 million in 2002. The $0.9 million or 3% decrease in 2004 compared to 2003 and the $6.4 million or 15% decrease in 2003 from 2002 were primarily a result of underutilization of our consultants in Europe. For 2005, we expect to increase utilization in Europe and add overall consulting capacity, and thus expect revenues from consulting and education services to slightly increase from the 2004 levels.

International Revenues
      Our international revenues were $63.1 million in 2004, $55.8 million in 2003 and $50.3 million in 2002, representing an increase of $7.3 million, or 13%, in 2004 from 2003 and an increase of $5.5 million, or 11%, in

2003 from 2002. The $7.3 million increase in 2004 from 2003 in international revenues was primarily due to a 15% increase in local currency license revenues, a 12% increase in local currency maintenance revenues, and a 12% increase in local currency education services revenues, offset by a 42% decline in local currency consulting revenues in Europe. The $5.5 million increase in 2003 from 2002 in international revenues was due primarily to a 52% increase in maintenance revenues in Europe due to a strong renewal base. International revenues as a percentage of total revenues were 29%, 27% and 26% for 2004, 2003 and 2002, respectively.

Key Factors Affecting Revenues
      Certain key factors will affect our ability to meet our forecasted revenue in 2005, including the following:

•	We typically experience a seasonal decrease in revenues in the first quarter of the year.

•	We experienced greater than usual sales force turnover during the first quarter of 2004, which we believe negatively impacted our ability to generate license revenues in the first three quarters of 2004. We experienced reduced sales force turnover during the remainder of 2004 and we continued to add new sales personnel throughout the year. Because we typically experience lower productivity from newly hired sales personnel for a period of six to 12 months, our ability to generate license revenues in the first quarter of 2005 may be adversely affected. See “Risk Factors — An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

•	The recent general economic uncertainty caused customer purchases to be reduced in amount, deferred or cancelled, and therefore reduced the overall license pipeline conversion rates in much of 2003 and 2004. Any interruption or delay in the current gradual recovery in the infrastructure software industry could cause a reduction in the rate of conversion of the sales pipeline into license revenue for the first quarter of 2005 and beyond. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline” and “Risk Factors — We have experienced reduced sales pipeline and pipeline conversion rates in the past, which has adversely affected the growth of our company and the price of our common stock.”

•	In July 2003, we ceased direct sales of our analytic application suites and data warehouse modules, which remain available to our indirect channel partners to sell. We will not receive any future revenue from the distribution of our analytic application suites and data warehouse modules from our independent channel partners. However, we may further use or sell elements of this technology in the future, which may generate revenues. For example, in December 2003, we licensed elements of this software technology to one of our strategic partners.

•	On February 22, 2005, we announced the release of PowerCenter Advanced Edition. This edition of PowerCenter includes two previously at-cost options, team-based development and server grid, as well as two previously separate products, PowerAnalyzer and SuperGlue. We also announced on this date that we are removing these two options and these two separate products from our price list. PowerCenter Advanced Edition is priced higher than the standard edition of PowerCenter but less than the aggregate price of all components previously sold separately. Because this edition of PowerCenter and its pricing are new, we cannot predict its impact on PowerCenter and overall revenues.

•	License revenue for 2004 did not include the full amount related to two large software license agreements signed in Europe in the third quarter of 2004. We deferred the license revenues related to these software license agreements in September 2004 due to extended warranties that contain provisions for additional unspecified deliverables and began amortizing the deferred revenues balances to license revenues in September 2004 for a two to five-year period. While historically we have infrequently entered into software license agreements that require ratable recognition of license revenue, we may enter into software license agreements like these in the future.
      As a result of these trends and continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted revenues for 2005 will continue to be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the year. See “Risk

Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”
      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our license revenues are not predictable with any significant degree of certainty. Furthermore, we have historically recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. Additionally, because the relocation of our corporate headquarters was accompanied by the shutdown of portions of our business in the last week of December 2004, we experienced a slight reduction in our capacity to process and fulfill orders. Consequently, some orders that would have otherwise been processed in the last week of the fourth quarter were delayed until the first quarter of 2005. These events are not indicative of a typical fourth quarter, and should not be considered as a future trend related to our first quarter of 2005, or for any other quarters in the future. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”
Cost of Revenues

Cost of License Revenues
      Our cost of license revenues consists primarily of software royalties, product packaging, documentation and production costs. Cost of license revenues was $3.8 million in 2004, $3.1 million in 2003 and $6.2 million in 2002 representing approximately 4%, 3% and 6% of license revenues in 2004, 2003 and 2002, respectively. The $0.7 million increase was due primarily to increases in royalties due to changes in our percentage mix of royalty-bearing products. The $3.1 million or 50% decrease in 2003 from 2002 was primarily due to decreased royalty payments, including royalty payments to Striva, which we ceased making following our acquisition of Striva in September 2003. In addition, in 2003 we renegotiated a royalty-bearing contract with one of our partners to decrease the royalty fee. For 2005, we expect the cost of license revenues as a percentage of license revenues to remain relatively consistent with the 2004 levels.

Cost of Service Revenues
      Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues was $40.3 million in 2004, $38.9 million in 2003 and $39.3 million in 2002, representing 33%, 35% and 41% of service revenues in 2004, 2003 and 2002, respectively. The $1.6 million or 4% increase in 2004 from 2003 was primarily due to increased personnel-related expenses from headcount growth in our customer support organization. Cost of service revenues in absolute dollars remained relatively flat in 2003 from 2002, but as a percentage of service revenues decreased 6% primarily due to the significant increase in the mix of maintenance revenues, which had less cost associated with it than other types of service revenues. For 2005, we expect our cost of service revenues as a percentage of service revenues to remain relatively constant, or increase slightly from the 2004 levels if the growth in our consulting services business, if any, is greater that experienced by our maintenance and education services business.

Amortization of Acquired Technology
      Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology totaled $2.3 million, $1.0 million and $1.0 million in 2004, 2003 and 2002, respectively. For 2005, we expect amortization of acquired technology to be approximately $1.1 million.

Operating Expenses

Research and Development
      Our research and development expenses consist primarily of salaries and other personnel-related expenses and consulting services associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $51.3 million in 2004 from $47.7 million in 2003. The $3.6 million or 8% increase in 2004 from 2003 was primarily due to a $5.3 million increase from a full year of costs in 2004 compared to approximately three months of costs in 2003 coupled with a $2.2 million increase in stock-based compensation both related to the Striva acquisition, offset by a $3.2 million decrease in personnel-related expenses related to the expansion of our offshore development center in Bangalore, India and a $0.9 million decrease in legal expenses related to patent litigation. Research and development expenses increased to $47.7 million in 2003 from $45.8 million in 2002. The $1.9 million or 4% increase in 2003 from 2002 was due primarily to increases in outside consulting services totaling $0.8 million and personnel related costs of $0.4 million. Research and development expenses represented 23% of total revenues in each of 2004, 2003 and 2002. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For 2005, we expect research and development expenses as a percentage of total revenues to decrease from the 2004 levels.

Sales and Marketing
      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased $8.1 million or 9% in 2004 from 2003 and due primarily to increased personnel-related costs from headcount growth of $2.8 million, higher commission expense totaling $3.5 million, travel-related expenses of $1.1 million, sales incentive events of $1.1 million, stock-based compensation of $0.6 million offset by a decrease in marketing expenses of $1.0 million. Sales and marketing expenses were consistent at $86.8 million in 2003 and 2002. While sales and marketing expenses remained effectively flat from 2002 to 2003, a few components of the expense fluctuated, including lower outside consulting service fees of $0.6 million, offset by higher marketing and advertising related expenses of $0.6 million. Sales and marketing expenses represented 43%, 42% and 45% of total revenues in 2004, 2003 and 2002, respectively. For 2005, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with the 2004 levels.

General and Administrative
      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional services expense associated with recruiting, legal and accounting. General and administrative expenses were $20.8 million in 2004 and $20.9 million in 2003. General and administrative expenses increased slightly to $20.9 million in 2003 from $20.3 million in 2002. The $0.6 million or 2% increase in expenses in 2003 from 2002 was primarily due to a $0.8 million increase in personnel costs and $0.8 million in fees paid to outside professional service providers, primarily for Sarbanes-Oxley compliance, and other administrative fees, partially offset by a decrease in bad debt expense totaling $1.0 million. The decrease in the bad debt expense was a result of a significantly decreased customer bankruptcy rate. General and administrative expenses represented 10%, 10% and 10% of our total revenues in 2004, 2003 and 2002, respectively. We expect that for 2005, our general and administrative expenses as a percentage of total revenues to remain relatively consistent with or slightly below the 2004 levels.

Amortization of Stock-Based Compensation
      Included in our costs and expenses are non-cash charges for stock-based compensation expense. Amortization of stock-based compensation has been reclassified to cost of service revenues and research and development, sales and marketing, and general and administrative expenses in the consolidated statement of operations for the two years ended December 31, 2003 to conform with the 2004 presentation. See Note 1, Description of the Company and a Summary of Significant Accounting Policies, of notes to consolidated financial statements. Total stock-based compensation expense was as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cost of service revenues	$48	$12	$4
Research and development	2,216	468	333
Sales and marketing	1,172	252	62
General and administrative	(78)	208	12

Total stock-based compensation	$3,358	$940	$411

      Stock-based compensation expense amounted to $3.4 million in 2004, $0.9 million in 2003 and $0.4 million in 2002. The increase in 2003 was primarily related to the stock-based compensation expense related to the Striva acquisition. We expect to record $0.8 million in 2005 for amortization of stock-based compensation related to the Striva acquisition.
      In 2003 through July 2004, we recorded stock-based compensation related to an outstanding stock option granted to our former CEO that was based on our future performance. The variable term of the option was such that it required us to periodically remeasure the value of the grant based on the fair value of the stock and record related stock-based compensation. The stock-based compensation related to this grant for 2003 was $84,000. In 2004, we recorded a benefit of $84,000 for the deferred stock-based compensation due to the decline the fair value of our common stock. The stock option was cancelled in July 2004.

Purchased In-Process Research and Development
      Based on our valuation of identified intangible assets held by Striva when we acquired it in September 2003, $4.5 million of the total purchase price was allocated to purchased in-process research and development, which was expensed in 2003, in accordance with FIN 4. See Note 2, Business Combinations, of notes to consolidated financial statements.

Restructuring Charges

2004 Restructuring Plan
      In October 2004, we announced a restructuring plan (2004 Restructuring Plan) related to the relocation of our corporate headquarters within Redwood City, California. In February 2005, we successfully subleased 187,000 square feet of our previous corporate headquarters at Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the tenant which is exercisable in July 2009. As a result, we recorded restructuring charges of approximately $103.6 million, consisting of $82.0 million in estimated facility lease losses, comprised of the present value of lease payment obligations for the remaining nine year lease term at the previous corporate headquarters, net of actual and estimated sublease income, and $21.6 million of leasehold improvement and asset write-offs. We have sublease income and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax net of estimated broker commissions, of $1.0 million in 2005, $3.5 million in 2006, $3.5 million in 2007, $4.2 million in 2008, $2.7 million in 2009, $0.8 million in 2010, $3.1 million in 2011, $3.7 million in 2012 and $2.1 million in 2013. If the subtenant exercises the right of termination in 2009 and we are unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges related to the 2004 Restructuring Plan could increase by approximately $9.8 million.
      In future periods, we will record accretion on cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. We will recognize approximately $25.1 million of accretion as a restructuring charge over the remaining term of the lease, or approximately nine years as follows: $4.8 million in 2005; $4.4 million in 2006; $4.0 million in 2007; $3.6 million in 2008; $3.1 million in 2009; $2.4 million in 2010; $1.7 million in 2011; $0.9 million in 2012; and $0.2 million in 2013.
      Going forward, our results of operations should be positively affected by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written-off. We estimate that these combined savings will be approximately $10 to $11 million annually, after accretion charges.

2001 Restructuring Plan
      In September 2001, we announced a restructuring plan (2001 Restructuring Plan) and recorded restructuring charges of approximately $12.1 million, consisting of $10.6 million related to estimated facility lease losses and $1.5 million in leasehold improvement and asset write-offs related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.
      In September 2002, we recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for our excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to our estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions in the 2001 Restructuring Plan including, the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. We calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.
      During 2004, we recorded additional restructuring charges of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the result of our decision in October 2004 to relocate our corporate headquarters within Redwood City, California in December 2004; an executed sublease for our excess facilities in Palo Alto, California during the third quarter of 2004; and an adjustment to management’s estimate of available vacant facilities. These charges represent adjustments to the original assumptions in the 2001 Restructuring Plan including, the time period that the buildings will be vacant; expected sublease rates; expected sublease terms; and the estimated time to sublease. We calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area. If we are unable to sublease any of the available vacant Pacific Shores facilities included in our 2001 Restructuring Plan during the remaining lease term through 2013, restructuring charges could increase by approximately $3.3 million.
      Net cash payments for 2004, 2003 and 2002 for facilities included in the 2001 Restructuring Plan amounted to $4.5 million, $4.5 million and $4.8 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2004 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.4 million, $0.7 million and $1.0 million for 2004, 2003 and 2002, respectively.
      As of December 31, 2004, $109.3 million of total lease termination costs, net of actual and expected sublease income, (less broker commissions and tenant improvement costs) related to facilities to be subleased is included in accrued restructuring charges and is expected to be paid by 2013.

Interest Income, Interest Expense and Other Income (Expense), Net
      Interest income is primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net was $3.4 million in 2004, $7.1 million in 2003 and $6.4 million in 2002. The decrease of $3.7 million or 52% in 2004 from 2003 was primarily due to a decrease of $1.1 million in foreign currency gains in 2004 and an investment impairment charge of $0.5 million related to an investment in equity securities of another company. In addition, 2003 included the receipt of a $1.6 million settlement from Ascential Software for misappropriation of trade secrets. The $0.7 million or 11% increase in 2003 from 2002 was primarily a result of the Ascential settlement of $1.6 million in 2003 and a $0.3 million decrease in losses on property and equipment, partially offset by $1.2 million in lower interest earned on our cash, cash equivalents, short-term investments and restricted stock. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Income Tax Provision
      We recorded an income tax provision of $1.2 million in 2004, $2.1 million in 2003 and $0.9 million in 2002. The expected tax provision derived by applying the federal statutory rate to our pre-tax loss in 2004 differed from the income tax provision recorded primarily due to restructuring charges not currently deductible for tax purposes, amortization of deferred stock compensation and intangibles, foreign withholding and income taxes, and federal alternative minimum taxes partially offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized and the benefit from a provision to return adjustment recorded as a discrete event in the third quarter. The expected tax provision derived by applying the federal statutory rate to our pre-tax income in 2003 differed from the income tax provision recorded primarily due to a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, offset by foreign taxes, alternative minimum taxes and non-deductible amortization of deferred stock-based compensation and intangibles. The expected tax benefit derived by applying the federal statutory rate to our pre-tax loss in 2002 differed from the income tax provision recorded primarily due to an increase in our valuation allowance for deferred tax assets and non-deductible amortization of deferred stock compensation.
Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with Informatica’s fiscal 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of EITF 03-1.
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), (SFAS 123(R)) “Share-Based Payment,” which is a revision of FASB Statement No. 123, (SFAS 123) “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      SFAS 123(R) must be adopted no later than in periods in which financial statements have not yet been issued. We expect to adopt SFAS 123(R) in the first interim period beginning after June 15, 2005. Although we have not completed our evaluation of the impact of this accounting pronouncement, the adoption of SFAS 123(R) is expected to have a material adverse effect on our consolidated financial position and results of operations.
      As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. Although we have not completed our evaluation of the impact of this accounting pronouncement, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options); however, there were no amounts recognized in prior periods for such excess tax deductions in our reported operating cash flows.
      On December 21, 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, the company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act
      In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

Liquidity and Capital Resources
      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of December 31, 2004, we had $241.1 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.
      Operating activities: Operating activities provided cash of $22.5 million in 2004, $20.5 million in 2003 and $26.2 million in 2002. Net cash provided by operating activities in 2004 was primarily due to the net loss of $104.4 million, adjusted for $38.2 million of non-cash charges for deprecation and amortization; restructuring charges; and amortization of stock-based compensation, intangible assets and acquired technology. A significant amount of cash received from deferred revenues, which typically is recognized within the next twelve months, increased net cash provided by operating activities. The $11.1 million increase in deferred revenues was offset by payments of our accrued liabilities of $9.6 million, accrued restructuring charges of $94.1 million and an increase in accounts receivable of $8.2 million in 2004. The operating cash inflows in 2003 were primarily due to the net income of $7.3 million, the benefit of non-cash charges for depreciation and amortization, purchased in-process research and development, and amortization of intangible assets totaling $16.9 million, a decrease in prepaids and other assets of $4.1 million and an increase in accounts payable of $2.0 million. The uses of cash were primarily due to an increase in accounts receivable of $3.1 million and decreases in accrued restructuring charges and deferred revenue totaling $5.9 million. The operating cash inflows in 2002 were primarily due to an increase in deferred revenue of $15.1 million and increases in accrued liabilities, net of accrued compensation, and restructuring charges totaling $16.6 million. The uses of cash were primarily due to the net loss of $15.6 million (offset by non-cash charges for depreciation and amortization, restructuring charges, provision for doubtful accounts and amortization of other intangible assets totaling $14.7 million) and increases in accounts receivable and prepaid expenses and other current assets totaling $4.1 million.
      Investing activities: Investing activities used cash of $24.6 million in 2004, $43.9 million in 2003 and $47.2 million in 2002. In 2004, $217.8 million was associated with the purchases of short-term investments and $12.5 million was associated with the purchase of property and equipment, offset by $205.8 generated from the sale and maturities of short-term investments. Short-term investments represent investments in high credit quality corporate notes and bonds, municipals and U.S. Government bonds with durations of up to two years in accordance with our investment policy. In 2003, $193.0 million was associated with the purchases of short-term investments, $30.3 million was used for the acquisition of Striva and $2.6 million was associated with the purchase of property and equipment, offset by $182.0 million generated from the sale and maturities of short-term investments. Of the $47.2 million used in investing activities in 2002, $240.2 million was associated with purchases of short-term investments and $6.9 million associated with the purchase of property and equipment, partially offset by $199.9 million generated from the sale and maturities of investments.
      Financing activities: Financing activities provided cash of $7.2 million in 2004, $0.2 million in 2003 and $6.1 million in 2002 . In 2004, our financing activities consisted of proceeds from the exercise of stock options and sales of our common stock to our employees totaling $13.3 million, offset by repurchases and retirement of our common stock of $6.1 million. In 2003, our financing activities consisted of proceeds from the exercise of stock options and sales of our common stock to our employees totaling $11.6 million, offset by repurchases and retirement of our common stock of $11.4 million. In 2002, financing activities provided cash of $6.1 million, consisting of proceeds from the exercise of stock options and sales of common stock of $7.9 million, offset by the repurchase and retirement of common stock of $1.8 million.
      We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, because our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, we may not in the future be able to generate positive cash flows from operations. If this occurred, we would require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our shareholders’ ownership interests.

Contractual Obligations and Operating Leases
      The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:
     Contractual Obligations

	Payment Due by Period

			2006 and	2008 and	2010 and
	Total	2005	2007	2009	Thereafter

	(In thousands)
Operating lease obligations:
Operating lease payments	$156,955	$20,640	$40,912	$34,008	$61,395
Sublease income	(10,307)	(2,108)	(4,941)	(3,258)	—

Net operating lease obligations	146,648	18,532	35,971	30,750	61,395

Other obligations(1)	200	200	—	—	—

Total	$146,848	$18,732	$35,971	$30,750	$61,395

(1)	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
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

Operating Leases
      We lease certain office facilities and equipment under noncancelable operating leases. During 2004, 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $131.5 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6, Lease Obligations, and Note 7, Restructuring Charges, in notes to the consolidated financial statements in Item 8.
      We have sublease agreements for leased office space in Palo Alto, San Francisco, Scotts Valley and Redwood City, California and Carrollton, Texas. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. However, we expect the sublessees will fulfill their obligations under these leases.

      In February 2000, we entered into two lease agreements for two buildings in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if our annual revenues reach $750 million and we have quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the consolidated balance sheet.

Other Uses of Cash
      In July 2004, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances and general business and market conditions. In 2004, we purchased 1,055,000 shares at a cost of $6.1 million under this program. These shares were retired and reclassified as authorized and unissued shares of common stock. From January 1, 2005 through February 18, 2005, we repurchased 420,000 shares of our common stock in the open market at a cost of approximately $3.4 million under this program. Purchases may be made from time to time in the open market and will be funded from available working capital.
      In September 2002, our Board of Directors authorized a one-year stock repurchase program for up to five million shares of our common stock. Purchases were made from time to time in the open market and were funded from available working capital. The number and timing of shares purchased were based on the level of our cash balances, general business and market conditions, and other factors, including alternative investment opportunities. Under this program, we repurchased 1,642,498 and 352,234 shares of our common stock for $11.4 million and $1.8 million in 2003 and 2002, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock. On September 30, 2003, this one-year stock repurchase program expired.
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
      Moreover, we typically do not have a substantial backlog of license orders at the end of a fiscal period. Historically, this has particularly been the case at the end of the first and third fiscal quarters. For example, in the three months ended March 31, 2004, we experienced greater seasonal reduction in license orders than we expected. Because we typically do not have a substantial backlog of license orders, our license revenues generally reflect orders shipped in the same quarter they are received, and as a result, we do not have significant visibility of expected results for future quarters.
      Furthermore, we recognize a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter. Additionally, because the relocation of our corporate headquarters was accompanied by the shutdown of portions of our business in the last week of December 2004, we experienced a slight reduction in our capacity to process and fulfill orders. Consequently, some orders that would have otherwise been processed in the last week of the fourth quarter of 2004 were delayed until the first quarter of 2005. These events are not indicative of a typical fourth quarter or first quarter, and should not be considered as a future trend.
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
      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. If we are unable to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“Section 404”) and the rules and regulations promulgated by the SEC to implement Section 404, we are required to furnish a report to include in our Form 10-K an annual report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
      Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report is newly effective, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare and our auditors, who are required to issue an attestation report along with our management’s report, may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls to future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of compliance of our internal control over financial reporting with the policies or procedures may deteriorate.
      If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
      Additionally, we continue to experience turnover in our finance and accounting personnel and shifts in responsibilities at the management level. These personnel and responsibility changes adversely affected our ability to effectively follow our internal controls and contributed to a significant deficiency regarding our controls over license revenue recognition in the third quarter of 2004. We corrected this deficiency in the fourth quarter of 2004 by establishing additional controls to review revenue transactions. We will continue to enhance our internal control over financial reporting by adding resources and procedures, as necessary.

An increase in the turnover rate of our sales force personnel may negatively impact our ability to generate license revenues.
      We experienced an increased level of turnover in our direct sales force in the fourth quarter of 2003 and the first quarter of 2004. This increase in the turnover rate impacted our ability to generate license revenues in the first nine months of 2004. Although we have hired replacements in our sales force, we typically experience lower productivity from newly hired sales personnel for a period of six to 12 months. If we are unable to effectively train such new personnel, or if we continue to experience a heightened level of sales force turnover, our ability to generate license revenues may be negatively impacted.

The loss of our key personnel or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully.
      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team. For example, we recently hired John Entenmann as our Executive Vice President, Corporate Strategy and Marketing and Paul Hoffman as our Executive Vice President, Worldwide Sales. Accordingly, until such new senior personnel become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.
      In July 2004, Gaurav S. Dhillon, one of our founders and former president and chief executive officer, resigned. We are uncertain about the potential impact of his departure, and there exists the possibility of the loss of key personnel and significant employee turnover.
      We currently do not have any key-man life insurance relating to our key personnel, and their employment is at-will and not subject to employment contracts. We have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that we will continue to successfully attract and retain key personnel.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.
      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ascential Software, Embarcadero Technologies, Group 1 Software, SAS Institute and certain privately-held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, SAP and Siebel Systems. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. If our competitors develop products with similar or superior functionality, we may have difficulty competing on the basis of price.
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
      In September 2003, we acquired Striva Corporation, a provider of mainframe data integration solutions. The successful integration of Striva’s technology, employees and business operations will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:

•	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers and business relationships;

•	an inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs;

•	the assumption of any contracts or agreements from Striva that contain terms or conditions that are unfavorable to us;

•	the loss of key personnel due to the relocation of Striva’s European headquarters; and

•	unsettled legal or tax liabilities incurred by Striva prior to the acquisition.
      There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Striva acquisition or any future acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results or financial condition could be adversely affected, and the price of our common stock could decline.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.
      We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers and distributors, for marketing, licensing, implementing and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors and enterprise integrator vendors, for the promotion and implementation of our products.
      Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling and implementing our products as compared to our competitors’ products.
      We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenue, our revenues and the price of our common stock could decline.

If the current improvement in the U.S. economy does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.
      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economy. We experienced the adverse effect of the economic slowdown in 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products. In addition, terrorist actions and the military actions in Afghanistan and Iraq magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, and we have experienced some improvement in our pipeline conversion rate, we may not experience any significant improvement in our pipeline conversion rate in the future. In particular, our ability to forecast and rely on U.S. federal government orders, especially potential orders from the U.S. Department of Defense, is uncertain due to congressional budget constraints and changes in spending priorities.
      If the current improvement in the U.S. economy does not result in increased sales of our products and services, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline. Moreover, if the current economic conditions in Europe and Asia do not improve or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for 2005. Although we have seen improvement in our European revenues, we may experience difficulties in our pipeline conversion rate or be negatively impacted by the effects of an economic slowdown in Europe in the future, which may impact our ability to meet our revenue expectations for 2005. Although we are investing in Asia, there are significant risks with overseas investments and our growth prospects in Asia are uncertain. In addition, we could experience delays in the payment obligations of our world-wide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

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
      If our sales cycle lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, which may independently cause fluctuations in our revenue and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline.

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
      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services, and to a lesser extent, our analytic application suites, data warehouse modules, business intelligence products and related services. Because we ceased direct sales of our analytic application suites and data warehouse modules in July 2003, we expect sales of our data integration software and related services to comprise substantially all of our revenues for the foreseeable future. If any of our products do not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Striva acquisition, we began selling and marketing PowerExchange as part of our complete product offering. Market acceptance for PowerExchange, as well as our current products, could be affected if, among other things, competition substantially increases in the enterprise analytic software marketplace or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.
      We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.

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
      The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors other than our operating results, including:

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates and recommendations by securities analysts;

•	developments in our industry; and

•	changes in accounting rules.
      After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We and certain of our former officers and our directors have been named as defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.

The price of our common stock may fluctuate when we account for employee stock option and employee stock purchase plans using the fair value method, which could significantly reduce our net income and earnings per share.
      In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our consolidated financial statements. SFAS 123(R) is effective for first interim periods beginning after June 15, 2005. Although we have not completed our evaluation of the impact of this accounting pronouncement, the adoption of SFAS 123(R) is expected to have a material adverse impact on our consolidated financial position and results of operations, as we expect the adoption of SFAS 123(R) will result in an increase in our operating expenses and a reduction in our net income and earnings per share, all of which could result in a decline in the price of our common stock.

If our products are unable to interoperate with hardware and software technologies that are developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected which would result in harm to our business and operating results.
      Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. If either of these situations occur, we would not be able to continue to market our products as interoperable with such third party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.

We rely on a number of different distribution channels to sell and market our products. Any conflicts that we may experience within these various distribution channels could result in confusion for our customers and a decrease in revenue and operating margins.
      We have a number of relationships with resellers, systems integrators and distributors that assist us in obtaining broad market coverage for our products and services. Although our discount policies, sales commission structure and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts, we may not be able to minimize these channel conflicts in the future. Any channel conflicts that we may experience could result in confusion for our customers and a decrease in revenue and operating margins.

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
      The market for our products is characterized by continuing technological development, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.

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
      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003, when we had net income of $7.3 million, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $195.1 million as of December 31, 2004. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

Our international operations expose us to greater intellectual property, collections, exchange rate fluctuations, regulatory and other risks, which could limit our future growth.
      We have significant operations outside the United States, including software development centers in India, the Netherlands and the United Kingdom, sales offices in Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and customer support centers in the Netherlands, India and the United Kingdom. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful.
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
      Our software development centers in India, the Netherlands and the United Kingdom also subject our business to certain risks, including:

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	communication delays between our main development center in Redwood Shores, California and our development centers in India, the Netherlands and the United Kingdom as a result of time zone differences, which may delay the development, testing or release of new products;

•	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

•	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.
      Additionally, our international operations as a whole are subject to a number of risks, including the following:

•	greater risk of uncollectible accounts and longer collection cycles;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	greater risk of a failure of our for foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and unfair trade regulations;

•	business practices with European and other foreign governments and entities may differ from those in North America and may require us to include terms in our software license agreements, such as extended warranty terms, that will require us to defer license revenue and recognize it ratably over the warranty term or other performance obligation included within the agreement;

•	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

•	our limited experience in establishing a sales and marketing presence in Asia, especially China and Korea;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.
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
      However, these legal rights and contractual agreements may provide only limited protection. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our nine issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage, and third parties may develop technologies that are similar or superior to our technology or design around our patents. Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.
      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003 we settled a complaint against Ascential Software Corporation in which a number of former Informatica employees recruited and hired by Ascential, misappropriated our trade secrets, including sensitive product and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. Although we were ultimately successful in this lawsuit, there are no assurances that we will be successful in protecting our proprietary technology from competitors in the future.
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
      We may be forced to initiate litigation in order to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc. Although this lawsuit is in the discovery stage, litigating claims related to the enforcement of proprietary rights can be very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

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
      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our facilities in the State of California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power, which occurred during 2001. In the event these blackouts are reinstated, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity may continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could negatively impact our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
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
      As of December 31, 2004, the average rate of return on our investments was 1.6%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2004, the fair market value of the portfolio would decline by less than $0.9 million. Declines in interest rates could, over time, reduce our interest income.
Foreign Currency Risk
      We market and sell our software and services through our direct sales force and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom and Japan. We also have relationships with indirect channel partners in other regions including Europe, Asia-Pacific, Australia, Japan and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As an example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could make our products less competitive in these markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and Great Britain pound, may have an impact on our quarterly financial results. To date, we have not engaged in any foreign currency hedging activities.

Item 8.	Financial Statements and Supplementary Data
      The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Informatica is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Informatica’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements due to human error, or the improper circumvention or overriding of internal controls. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.
      Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2004, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Informatica’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on our assessment of Informatica’s internal control over financial reporting. Their report appears immediately after this report.

/s/ SOHAIB ABBASI

Sohaib Abbasi
Chief Executive Officer
March 7, 2005

/s/ EARL. E. FRY

Earl. E. Fry
Chief Financial Officer
March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Informatica Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Informatica Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Informatica Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Informatica Corporation and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 3, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
      We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Informatica Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 3, 2005

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$88,941	$82,903
Short-term investments	152,160	140,890
Accounts receivable, net of allowances of $849 and $1,269 in 2004 and 2003, respectively	42,535	34,375
Prepaid expenses and other current assets	7,837	5,124

Total current assets	291,473	263,292
Restricted cash	12,166	12,166
Property and equipment, net	20,063	38,734
Goodwill	82,245	82,186
Intangible assets, net	2,880	5,325
Other assets	941	1,105

Total assets	$409,768	$402,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,476	$4,458
Accrued liabilities	15,581	25,136
Accrued compensation and related expenses	15,681	14,251
Income taxes payable	3,142	1,983
Accrued restructuring charges	20,080	4,624
Accrued merger costs	209	543
Deferred revenue	62,443	51,282

Total current liabilities	124,612	102,277
Accrued restructuring charges, less current portion	89,171	10,543
Accrued merger costs, less current portion	263	389
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized of which 200,000 shares have been designated as Series A preferred stock, $0.001 par value, none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 86,771,442 and 84,628,679 shares issued and outstanding at December 31, 2004 and 2003, respectively	390,035	382,555
Deferred stock-based compensation	(1,000)	(4,058)
Accumulated deficit	(195,088)	(90,684)
Accumulated other comprehensive income	1,775	1,786

Total stockholders’ equity	195,722	289,599

Total liabilities and stockholders’ equity	$409,768	$402,808

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
License	$97,941	$94,590	$99,943
Service	121,740	110,943	95,498

Total revenues	219,681	205,533	195,441
Cost of revenues:
License	3,778	3,139	6,185
Service	40,346	38,856	39,250
Amortization of acquired technology	2,322	1,031	1,040

Total cost of revenues	46,446	43,026	46,475

Gross profit	173,235	162,507	148,966
Operating expenses:
Research and development	51,322	47,730	45,836
Sales and marketing	94,900	86,810	86,770
General and administrative	20,755	20,921	20,286
Amortization of intangible assets	197	147	100
Purchased in-process research and development	—	4,524	—
Restructuring charges	112,636	—	17,030

Total operating expenses	279,810	160,132	170,022

Income (loss) from operations	(106,575)	2,375	(21,056)
Interest income	4,499	3,851	5,100
Other income (expense), net	(1,054)	3,252	1,320
Interest expense	(54)	(44)	(57)

Income (loss) before income taxes	(103,184)	9,434	(14,693)
Income tax provision	1,220	2,124	921

Net income (loss)	$(104,404)	$7,310	$(15,614)
Net income (loss) per share:
Basic and diluted	$(1.22)	$0.09	$(0.20)

Shares used in calculation of basic net income (loss) per share	85,812	82,049	79,753

Shares used in calculation of diluted net income (loss) per share	85,812	85,200	79,753

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Deferred		Comprehensive	Total
			Stock-Based	Accumulated	Income	Stockholders’
	Shares	Amount	Compensation	Deficit	(Loss)	Equity

	(In thousands, except share data)
Balances at December 31, 2001	78,563,288	342,335	(299)	(82,380)	752	260,408
Components of comprehensive loss:
Net loss	—	—	—	(15,614)	—	(15,614)
Foreign currency translation adjustment	—	—	—	—	783	783
Unrealized gains on investments	—	—	—	—	305	305

Comprehensive loss						(14,526)
Common stock options exercised	1,591,321	2,130	—	—	—	2,130
Common stock issued under employee stock purchase plan	947,173	5,730	—	—	—	5,730
Compensation expense related to stock options	—	190	—	—	—	190
Repurchase and retirement of common stock	(352,234)	(1,750)	—	—	—	(1,750)
Deferred stock-based compensation adjustments	—	(4)	4	—	—	—
Amortization of stock-based compensation	—	—	221	—	—	221

Balances at December 31, 2002	80,749,548	348,631	(74)	(97,994)	1,840	252,403
Components of comprehensive income:
Net income	—	—	—	7,310	—	7,310
Foreign currency translation adjustment	—	—	—	—	517	517
Unrealized losses on investments	—	—	—	—	(571)	(571)

Comprehensive income						7,256
Common stock options exercised	1,532,320	6,988	—	—	—	6,988
Common stock issued under employee stock purchase plan	788,470	4,636	—	—	—	4,636
Compensation expense related to stock options	—	47	—	—	—	47
Issuance of common stock and assumption of stock options in conjunction with Striva acquisition	3,189,839	33,543	(4,719)	—	—	28,824
Common stock issued for services rendered	11,000	76	—	—	—	76
Repurchase and retirement of common stock	(1,642,498)	(11,448)	—	—	—	(11,448)
Deferred stock-based compensation adjustments and other	—	82	(82)	—	—	—
Amortization of stock-based compensation	—	—	817	—	—	817

Balances at December 31, 2003	84,628,679	$382,555	$(4,058)	$(90,684)	$1,786	$289,599
Components of comprehensive loss:
Net loss	—	—	—	(104,404)	—	(104,404)
Foreign currency translation adjustment	—	—	—	—	786	786
Unrealized losses on investments	—	—	—	—	(797)	(797)

Comprehensive loss						(104,415)
Common stock options exercised	2,392,359	8,850	—	—	—	8,850
Common stock issued under employee stock purchase plan	805,404	4,448	—	—	—	4,448
Compensation expense related to stock options	—	1,341	—	—	—	1,341
Repurchase and retirement of common stock	(1,055,000)	(6,118)	—	—	—	(6,118)
Deferred stock-based compensation adjustments	—	(1,041)	1,041	—	—	—
Amortization of stock-based compensation	—	—	2,017	—	—	2,017

Balances at December 31, 2004	86,771,442	$390,035	$(1,000)	$(195,088)	$1,775	$195,722

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating activities
Net income (loss)	$(104,404)	$7,310	$(15,614)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,229	11,181	10,477
Sales and returns allowances	(356)	—	425
Provision for doubtful accounts	361	145	1,181
Amortization and compensation expense related to stock options	3,358	940	411
Amortization of intangible assets	2,519	1,178	1,140
Purchased in-process research and development	—	4,524	—
Non-cash restructuring charges	21,556	—	1,887
Gain on the sale of investments	—	(121)	(154)
Loss on disposal of property and equipment	32	43	357
Investment impairment charge	500	—	—
Adjustment to acquisition allocation	—	—	(710)
Changes in operating assets and liabilities:
Accounts receivable	(8,165)	(3,108)	(2,457)
Prepaid expenses and other current assets	(2,540)	4,068	(1,619)
Other assets	(336)	(768)	595
Accounts payable	3,018	1,986	(665)
Accrued liabilities	(9,555)	(1,513)	9,431
Accrued compensation and related expenses	1,430	1,558	(3,182)
Income taxes payable	917	(81)	(810)
Accrued restructuring charges	94,084	(4,539)	10,374
Accrued merger costs	(247)	(955)	—
Deferred revenue	11,131	(1,349)	15,148

Net cash provided by operating activities	22,532	20,499	26,215

Investing activities
Purchase of property and equipment	(12,515)	(2,569)	(6,911)
Purchases of investments	(217,849)	(193,019)	(240,184)
Proceeds from the sale and maturities of investments	205,782	181,964	199,913
Acquisitions, net of cash acquired	—	(30,279)	—

Net cash used in investing activities	(24,582)	(43,903)	(47,182)

Financing activities
Proceeds from issuance of common stock	13,298	11,624	7,860
Repurchase and retirement of common stock	(6,118)	(11,448)	(1,750)

Net cash provided by financing activities	7,180	176	6,110

Effect of foreign exchange rate changes on cash and cash equivalents	908	541	783

Increase (decrease) in cash and cash equivalents	6,038	(22,687)	(14,074)
Cash and cash equivalents at beginning of year	82,903	105,590	119,664

Cash and cash equivalents at end of year	$88,941	$82,903	$105,590

Supplemental disclosures:
Interest paid	$—	$6	$9

Income taxes paid	$304	$2,126	$1,943

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation related to options granted and restricted stock issued	$(1,041)	$4,801	$(4)

Common stock issued for acquisitions	$—	$27,796	$—

Unrealized gain (loss) on available-for-sale securities	$(797)	$(571)	$305

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Company and a Summary of its Significant Accounting Policies

Description of the Company
      Informatica Corporation (the Company) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is a leading provider of enterprise data integration software that helps customers to integrate, migrate and consolidate enterprise data across systems, processes and people to reduce complexity, ensure consistency and empower the business.

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions, amounting to a gain of approximately $0.5 million, $1.6 million and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in other income (expense), net in the accompanying consolidated statements of operations.
      Amortization of stock-based compensation has been reclassified to cost of service revenues and research and development, sales and marketing, and general and administrative expenses for each of the two years in the period ended December 31, 2003 to conform with the current period presentation as follows:

	Year Ended
	December 31

	2003	2002

	(In thousands)
Cost of service revenues	$12	$4
Research and development	468	205
Sales and marketing	252	10
General and administrative	85	2

Total stock-based compensation	$817	$221

Use of Estimates
      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments
      Investments are comprised of marketable securities, which consist primarily of commercial paper, government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and maintained with three major financial institutions. The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available-for-sale marketable securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred.

Property and Equipment
      Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs
      The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2004, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.
      Pursuant to AICPA Statement of Position (SOP) No. 98-1 (SOP 98-1), “Accounting for Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Costs capitalized relating to software developed to meet internal requirements were $0.3 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively, and are included in property and equipment.

Goodwill
      The Company assessed goodwill for impairment in accordance with SFAS No. 142, (SFAS 142) “Goodwill and Other Intangible Assets”, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation and support of its software applications. Goodwill was tested for impairment in the annual

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment tests on October 31 in each of the years in 2004, 2003 and 2002 using the two-step process required by SFAS 142. First, the Company reviewed the carrying amount of its Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of the Company’s common stock and the discounted cash flows based on analyses prepared by the Company and with the assistance of third-party analysts. The Company’s cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. The Company has completed the annual impairment tests as of October 31 of each year, which did not result in any impairment charges.

Impairment of Long-Lived Assets
      In accordance with SFAS 144, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has recorded impairment of certain assets in 2004 and 2002. See Note 7, Restructuring Charges.

Fair Value of Financial Instruments, Concentrations of Credit Risk and Credit Evaluations
      The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximates their respective carrying amounts.
      Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high quality financial institutions. The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada and Europe and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Revenue Recognition
      The Company follows detailed revenue recognition guidelines, which are discussed below. The Company recognizes revenue in accordance with GAAP guidance that has been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable and if a customer is credit-worthy.
      The Company recognizes revenue in accordance with AICPA Statement of Position (SOP) 97-2 “Software Revenue Recognition,” as amended and modified by SOP 98-9,“Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software (collectively

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. The Company’s standard agreements do not contain product return rights.
      Credit-worthiness and collectibility are first assessed on a country level basis. Then, for those customers, including direct end users and the Company’s indirect channel partners (resellers, distributors and original equipment manufacturers (OEMs)) in countries deemed to have sufficient timely payment history, customers are assessed based on their payment history and credit profile.
      The country level assessment of credit-worthiness and collectibility has generally been performed annually with any changes in assessment effective on January 1st of the next fiscal year. The Company recently performed a country level assessment of credit-worthiness and determined 10 additional countries to be credit-worthy based on geopolitical and economic stability. These countries include France, where the Company has a direct sales channel and Japan, where the Company has both direct and indirect sales channels, as well as Spain, Italy, Norway, Sweden, Denmark, Finland, Australia and New Zealand, where the Company sell-through distributors. In each of the nine countries excluding France, the Company assessed the credit-worthiness and collectibility of our existing distributors and will continue to recognize revenue through these distributors upon cash receipt. However, effective January 1, 2005, in France, where the country level criteria have been met and individual customers are deemed credit-worthy, the Company will begin recognizing revenue upon shipment, rather than on cash receipt, after all other revenue recognition criteria under SOP 97-2 have been met, including, for resellers and distributors, evidence of sell-through to an identified end user. In the other nine countries where the individual distributors have not met the credit-worthiness and collectibility requirements, the Company will continue to reassess their status quarterly.
      In addition to selling directly to end users, the Company also enters into reseller and distributor arrangements that typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For data integration products, data warehouse modules and business intelligence platform sold indirectly through our resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy.
      The Company also enters into OEM arrangements that provide for license fees based on inclusion of our products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report the Company receives from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria under SOP 97-2 have been met.
      The assessment of credit-worthiness for resellers, distributors and OEMs within countries which have been deemed to be credit-worthy generally takes place quarterly, with any changes effective at the beginning of the next fiscal quarter. Credit-worthiness for these partners is assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last 12 months. In the third quarter of 2004, our assessment of three resellers and OEMs determined that these customers were credit-worthy and effective October 2004, the Company began recognizing revenue for these customers upon shipment, after all other revenue recognition criteria under SOP 97-2 have been met. The

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company recognized incremental revenue of $0.1 million in the fourth quarter of 2004 from changing the revenue recognition related to these customers from a cash to accrual basis.
      For transactions to all customers, including direct end users, resellers, distributors and OEMs, where and the customer is deemed credit-worthy, but where the stated payment terms of the transaction are greater than 45 days from the invoice date, the Company recognizes revenue when the payments become due. In assessing this policy in light of our continuing international expansion where stated payment terms can be slightly longer, the Company determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis would be more appropriate. Therefore, effective January 1, 2005, the Company will begin recognizing revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. The Company has analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to its quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.
      When a customer, including direct end users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
      The Company ceased selling data warehouse modules in July 2003. For our analytic application suites, which we also ceased selling directly in July 2003, the Company recognized both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since we did not have VSOE of maintenance for our analytic application suites.
      The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Education services revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software and the payment terms for licenses are not dependent on additional acceptance criteria.
      Deferred revenue includes deferred license, maintenance, consulting and education services revenue The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

Shipping and Handling Costs
      Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost of license revenues in the Company’s results of operations.

Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense was $0.4 million, $1.4 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income (loss)	$(104,404)	$7,310	$(15,614)

Weighted-average shares outstanding	85,919	82,158	79,753
Weighted-average unvested common shares subject to repurchase	(107)	(109)	—

Weighted-average basic common shares	85,812	82,049	79,753
Effect of dilutive securities (stock options)	—	3,151	—

Weighted-average diluted common shares	85,812	85,200	79,753
Net income (loss) per common share — basic and diluted	$(1.22)	$0.09	$(0.20)

      If the Company had reported net income in the year ended December 31, 2004 and 2002, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,771,000 and 3,245,000 common equivalent shares, respectively, related to outstanding stock options not included in the calculations above (determined using the treasury stock method).

Stock-Based Compensation
      The Company accounts for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes its stock-based compensation under APB 25 using a straight-line basis over the remaining vesting term of the related options. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
      Pro forma information regarding net income and net income per share is required by SFAS 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense is amortized using an accelerated method over the vesting terms of the option as required by SFAS Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Option or Award Plans (an interpretation of APB Opinions No. 15 and 25)”.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the Company’s stock-based awards was estimated after no expected dividends with the following weighted-average assumptions:

	Options			ESPP

	2004	2003	2002	2004	2003	2002

Expected life (years)	4.4	3.1	2.4	0.5	0.5	0.5
Expected volatility	80%	80%	97%	56%	84%	97%
Risk-free interest rate	3.0%	1.7%	3.8%	1.4%	2.0%	3.8%
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
      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$(104,404)	$7,310	$(15,614)
Add:
Stock-based compensation expense included in reported net income (loss), net of related tax effects	3,358	940	411
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(17,068)	(24,547)	(47,442)

Net loss, pro forma	$(118,114)	$(16,297)	$(62,645)

Basic and diluted net income (loss) per share, as reported	$(1.22)	$0.09	$(0.20)

Basic and diluted net loss per share, pro forma	$(1.38)	$(0.20)	$(0.79)

      These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year. The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $4.30, $3.43 and $9.29 for options granted during 2004, 2003 and 2002, respectively. The weighted-average fair value of shares issued under the Employee Stock Purchase Plan was $2.32, $2.72 and $3.35 for 2004, 2003 and 2002, respectively.
      See Note 8, Stockholders’ Equity, for a complete description of the Company’s stock-based plans.

Comprehensive Income (Loss)
      The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Total comprehensive income (loss) and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity. The tax effects of other comprehensive income (loss) are not material for any period presented.

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

Recent Accounting Pronouncements
      In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1 (EITF 03-1), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of EITF 03-1 is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements of EITF 03-1 are effective beginning with Informatica’s fiscal 2004 annual report. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (SFAS 123(R)), “Share-Based Payment,” which is a revision of FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•	A “prospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposed of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      SFAS 123(R) must be adopted no later than the first interim period after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) beginning with the first interim period after June 15, 2005. Although we have not completed our evaluation of the impact of this accounting pronouncement, the adoption of SFAS 123(R) is expected to have a material adverse effect on the Company’s consolidated financial position and results of operations.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. Although we have not completed our evaluation of the impact of this accounting pronouncement, , had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), there were no amounts recognized in prior periods for such excess tax deductions in the Company’s reported operating cash flows.
      On December 21, 2004, the FASB issued FASB Staff Position No. 109-2 (FSP 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004” (the Jobs Act). FSP 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by a company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although the Company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act
      In December 2004, the FASB issued SFAS No. 153 (SFAS No. 153), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (APB 29), “Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. The company does not expect that adoption of SFAS 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

2.	Business Combinations

Striva Corporation
      On September 29, 2003, the Company acquired Striva Corporation (Striva), a privately held mainframe data integration software vendor. The acquisition extended Informatica’s data integration and business intelligence software to include Striva’s mainframe technology for high-speed bulk data movement and solution for real-time change data capture in legacy and non-legacy environments. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $58.5 million, consisting of $30.7 million of cash and 3,189,839 shares of the Company’s common stock valued at $27.8 million, to acquire

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all of the outstanding common and preferred shares of Striva, including the assumption by the Company of all of the outstanding stock options issued pursuant to Striva’s stock option plan, which became options to purchase 345,220 shares of the Company’s common stock. The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price for the acquisition is as follows (in millions):

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

      The amount of the total purchase price allocated to the net tangible assets acquired of $2.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141 (SFAS 141), “Business Combinations,” FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4) and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The fair values of these intangible assets were assigned, using the discounted cash flow method, using discount rates of 15% for developed technology and customer relationships, 20% for core technology and 25% for purchased in-process research and development (IPR&D). The amortization periods were determined using the estimated economic useful life of the asset. The developed technology is being amortized on a straight-line basis over fifteen months, the core technology from three to four years and the customer relationships over five years. Of the developed technology, core technology and customer relationships intangibles totaling $5.9 million, the Company recorded amortization expense of $2.5 million in 2004 and $0.6 million in 2003, and expects to record approximately $1.1 million, $1.1 million, $0.5 million and $0.1 million in 2005, 2006, 2007 and 2008, respectively.
      The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended September 30, 2003, which was the quarter of acquisition, in accordance with FIN 4.
      The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company increased the amount allocated to goodwill by $0.4 million from $51.5 million in 2003 to $51.9 million. The increases in goodwill was primarily a result of net adjustments to the Striva liabilities assumed and the merger accrual. The Company anticipates that none of the $62.3 million of the goodwill and intangible assets recorded in connection with the Striva acquisition will be deductible for income tax purposes.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Business Combination,” the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The $2.1 million merger accrual was adjusted by $0.2 million in each year of 2004 and 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.2 million and $1.0 million was paid during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, $0.2 million was classified as current liabilities and $0.3 million was classified as noncurrent liabilities.
      The total fair value of the options assumed was $2.3 million, of which $1.0 million was included in purchase price. The remaining $1.3 million was classified as deferred compensation and is being amortized over the remaining vesting period of the underlying awards. As a result of the acquisition, three employees of Striva granted the Company a right to repurchase, subject to continued employment, a certain number of shares of the Company’s common stock at a price of $0.001 per share. As a result, an additional $3.4 million (representing the closing stock price on the effective date of acquisition multiplied by the number of shares) was recorded as deferred stock-based compensation and is being amortized as the right to repurchase lapses. The Company recorded amortization expense of $2.0 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively, related to this deferred compensation. The Company expects to amortize stock-based compensation of approximately $0.8 million, $0.2 million and $11,000 in 2005, 2006 and 2007, respectively.
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
      The following unaudited pro forma adjusted summary reflects the Company’s condensed consolidated results of operations for the years ended December 31, 2003 and 2002, assuming Striva had been acquired on January 1, 2002 and is not intended to be indicative of future results:

	Year Ended December 31,

	2003	2002

	(In thousands, except per
	share data)
Pro forma adjusted total revenue	$211,604	$199,233
Pro forma adjusted net loss	$(1,247)	$(17,906)
Pro forma adjusted net loss per share — basic and diluted	$(0.01)	$(0.22)
Pro forma weighted average shares — basic and diluted	84,809	82,630

3.	Investments
      The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized realized gains of $0.1 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively. No realized gains were recognized for the year ended December 31, 2004. The realized gains are included in other income of the consolidated results of operations for the respective years. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The available-for-sale securities consist of the following as of December 31, 2004:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Money market funds	$1,576	$—	$—	$1,576
Corporate notes and bonds	19,446	—	(146)	19,300
Municipal securities	40,326	—	(9)	40,317
U.S. Government notes and bonds	79,782		(490)	79,292
Auction rate securities	12,800	—		12,800

	$153,930	$	$(645)	$153,285

      As of December 31, 2004, investments of $1.1 million are due within 90 days, $92.3 million are due within one year and $59.9 million are due within two years.
      The available-for-sale securities consist of the following as of December 31, 2003:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Money market funds	$9,251	$—	$—	$9,251
Corporate notes and bonds	25,420	51	—	25,471
Municipal securities	53,230	—	—	53,230
U.S. Government notes and bonds	61,637	101	—	61,738
Commercial paper	4,162	—	—	4,162

	$153,700	$152	$—	$153,852

      As of December 31, 2003, investments of $13.0 million are due within 90 days, $77.7 million are due within one year and $63.2 million are due within two years.

4.	Property and Equipment
      Property and equipment consists of the following:

	December 31,

	2004	2003

	(In thousands)
Computer and office equipment	$27,436	$26,103
Furniture and fixtures	516	6,718
Leasehold improvements	4,216	33,391
Capital work-in-progress (other)	8,708	—
Capital work-in-progress (software)	—	348

	40,876	66,560
Less: accumulated depreciation and amortization	(20,813)	(27,826)

	$20,063	$38,734

      The Company recorded charges of $21.6 million and $1.9 million related to the write-off of leasehold improvements and furniture and fixtures at excess facilities during the year ended December 31, 2004 and

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002, respectively. See Note 7, Restructuring Charges. Capital work-in-progress (software) consists of capitalized costs relating to software acquired, developed or modified solely to meet the Company’s internal requirements, pursuant to SOP No. 98-1. For the year ended December 31, 2004, the Company placed in service $0.3 million from capital work-in-progress as of December 31, 2003 to computer and office equipment and began amortization. Capital work-in-progress (other) consists of leasehold improvements, furniture and fixtures and computer and office equipment, associated with the relocation of the Company’s headquarters, that has not yet been placed in service. See Note 7, Restructuring Charges.

5.	Goodwill and Other Intangible Assets
      Intangible assets consist of the following:

	December 31, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets

	(In thousands)			(In thousands)
Core technology	$6,429	$(4,257)	$2,172	$6,355	$(3,343)	$3,012
Developed technology	1,775	(1,775)	—	1,775	(359)	1,416
Customer relationships	945	(237)	708	945	(48)	897
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$9,446	$(6,566)	$2,880	$9,372	$(4,047)	$5,325

      Amortization expense of intangible assets was approximately $2.5 million, $1.2 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted-average amortization period of the Company’s core technology, developed technology, customer relationships and patents are 3.5 years, one and one quarter years, five years and three years, respectively. The amortization expense related to identifiable intangible assets as of December 31, 2004 is expected to be $1.1 million, $1.1 million, $0.5 million and $0.1 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively.
      Core technology at December 31, 2004 and 2003 totaling $1.0 million and $1.4 million, net, related to the Striva acquisition is recorded in a European local currency therefore the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.
      In 2002, the Company recorded an increase in goodwill of $0.7 million related to acquisitions in 2001 to reflect an adjustment to the purchase price allocation in accordance with SFAS 142. In 2003, the Company recorded an increase in goodwill of $51.9 million related to the Striva acquisition. See Note 2, Business Combinations. In 2004, the Company recorded an increase in goodwill related to the Striva acquisition of $0.1 million to reflect net adjustments to the purchase price allocation in accordance with SFAS 142.

6.	Commitments and Contingencies

Lease Obligations
      In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The lease term is from December 15, 2004 to December 31, 2007 (with a three-year renewal option). Minimum lease payments are $1.5 million, $1.9 million and $2.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.
      The Company entered into two lease agreements in February 2000 for two office buildings in Redwood City, California, which it occupied in August 2001. The lease expires in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than three months of the base rent at the then current rate if our annual revenues reach $750 million and we have quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.
      The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $16.1 million, $15.4 million and $16.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Operating lease payments in the table below include approximately $141.3 million, net of actual sublease income, for operating lease commitments for facilities that are included in restructuring charges. See Note 7, Restructuring Charges, for a further discussion.
      Future minimum lease payments as of December 31, 2004 under noncancelable operating leases with original terms in excess of one year are summarized as follows:

	Operating	Sublease
	Leases	Income	Net

	(In thousands)
Years ending December 31:
2005	$20,640	$2,108	$18,532
2006	20,947	2,747	18,200
2007	19,965	2,194	17,771
2008	16,778	2,016	14,762
2009	17,230	1,242	15,988
Thereafter	61,395	—	61,395

Total minimum lease payments	$156,955	$10,307	$146,648

      In February 2005, the Company subleased 187,000 square feet of office space at Pacific Shores Center, its previous corporate headquarters, in Redwood City, California for the remainder of the lease term through July 2013 with a right of termination by the subtenant which is exercisable in July 2009. In 2004, the Company signed sublease agreements for leased office space in Palo Alto and Scotts Valley, California. In 2003, the Company signed sublease agreements for leased office space in San Francisco, Palo Alto and Redwood City, California. During 2002, the Company signed sublease agreements for leased office space in Palo Alto, California and Carrollton, Texas. Under the sublease agreements, the Company received $1.2 million, $0.9 million and $0.1 million sublease income for the years ended December 31, 2004, 2003 and 2002, respectively.

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
      The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions and no material claims against the Company are outstanding as of December 31, 2004. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

Warranties
      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the FASB’s SFAS No. 5, “Accounting for Contingencies.” The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2004, 2003 and 2002. To date, the Company’s product warranty expense has not been significant.

7.	Restructuring Charges

2004 Restructuring Plan
      In October 2004, the Company announced a restructuring plan (2004 Restructuring Plan) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In February 2005, the Company subleased its previous corporate headquarters at Pacific Shore Center through July 2013 with a right of termination by the tenant which is exercisable in July 2009. As a result, the Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which is comprised of the present value of lease payment obligations for the remaining nine year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions of $1.0 million in 2005, $3.5 million in 2006, $3.5 million in 2007, $4.2 million in 2008, $2.7 million in 2009, $0.8 million in 2010, $3.1 million in 2011, $3.7 million in 2012 and $2.1 million in 2013. If the subtenant exercises the right of termination in 2009 and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.8 million.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the activity of the accrued restructuring charges for the 2004 Restructuring Plan for the year ended December 31, 2004 is as follows:

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring	Net Cash	Non-Cash	Reclass of Deferred	December 31,
	2003	Charges	Payments	Charges	Rent Obligations	2004

	(In thousands)
Property and equipment write-offs	$—	$21,556	$—	$(21,556)	$—	$—
Excess leased facilities	—	82,014	—	—	6,507	88,521

	$—	$103,570	$—	$(21,556)	$6,507	$88,521

      In future periods, the Company will record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. We will recognize approximately $25.1 million of accretion as a restructuring charge over the remaining term of the lease, or approximately nine years as follows: $4.8 million in 2005; $4.4 million in 2006; $4.0 million in 2007; $3.6 million in 2008; $3.1 million in 2009; $2.4 million in 2010; $1.7 million in 2011; $0.9 million in 2012; and $0.2 million in 2013.

2001 Restructuring Plan
      During 2001, the Company announced a restructuring plan (2001 Restructuring Plan) and recorded restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.
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
      In December 2004, the Company recorded additional restructuring charges of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the result of the relocation of its corporate headquarters within Redwood City, California in December 2004, an executed sublease for the Company’s excess facilities in Palo Alto, California during the third quarter of 2004 and an adjustment to management’s estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions in the 2001 Restructuring Plan charges including, the time period that the buildings will be vacant; expected sublease rates; expected sublease terms; and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respective area. If the Company is unable to sublease any of the available vacant Pacific Shores facilities included in its 2001 Restructuring Plan during the remaining lease term through 2013, restructuring charges could increase by approximately $3.3 million.
      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2004 is as follows:

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at				Reclass of	Charges at
	December 31,	Restructuring	Net Cash	Non-Cash	Deferred Rent	December 31,
	2003	Charges	Payments	Charges	Obligations	2004

	(In thousands)
Excess leased facilities	$15,167	$9,065	$(4,465)	$—	$963	$20,730

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2003 is as follows:

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,	Restructuring	Net Cash	Non-Cash	December 31,
	2002	Charges	Payments	Charges	2003

	(In thousands)
Excess leased facilities	$19,706	$—	$(4,539)	$—	$15,167

      A summary of the activity of the accrued restructuring charges for the year ended December 31, 2002 is as follows:

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at				Charges at
	December 31,	Restructuring	Net Cash	Non-Cash	December 31,
	2001	Charges	Payments	Charges	2002

	(In thousands)
Property and equipment write-offs	$—	$1,887	$—	$(1,887)	$—
Excess leased facilities	9,332	15,143	(4,769)	—	19,706

	$9,332	$17,030	$(4,769)	$(1,887)	$19,706

      Net cash payments for 2004, 2003 and 2002 for facilities included in the 2001 Restructuring Plan amounted to $4.5 million, $4.5 million and $4.8 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2004 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
      As the related facilities associated with the restructured properties are no longer being utilized in the Company’s operations, the Company reclassified the deferred rent liability to accrued restructuring charges in 2004. As of December 31, 2004, $20.1 million of the $109.3 million accrued restructuring charges was classified as current liabilities and the remaining $89.2 million was classified as noncurrent liabilities.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Stockholders’ Equity

Common Stock

Repurchase Rights
      In September 2003, upon the acquisition of Striva, the Company entered into restricted stock agreements with three Striva employees. In connection with these agreements, 50% of the converted Striva stock held by each employee is subject to a repurchase right by the Company. The total number of shares of common stock subject to these repurchase rights initially totaled 450,149 when the acquisition closed. The repurchase rights lapse ratably over periods ranging from one to two years through September 2005 based on continued employment of the individuals with the Company. In connection with these shares, the Company recognized deferred stock-based compensation totaling $3.4 million, which is being amortized over the respective vesting periods. The deferred stock-based compensation balance as of December 31, 2004 was $0.4 million, which will be fully amortized in 2005.
      As of December 31, 2004, the Company had the right to repurchase 47,882 shares of the restricted common stock at $.001 per share.

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

Stock Option Plans

1999 Stock Incentive Plan
      The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest over a period of four years. As of December 31, 2004, the Company had 7,244,198 shares available for future issuance under the 1999 Incentive Plan.

1999 Non-Employee Director Stock Incentive Plan
      The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering would automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the remainder shall vest ratably over 24 months. In May 2004, the Directors Plan was amended such that each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting, will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date and will vest on the first anniversary of the grant date. There was an initial grant for a new Board member totaling 60,000 shares of common stock and five automatic annual options granted for a total of 125,000 shares of the Company’s common stock in 2004 under the Directors Plan. As of December 31, 2004, the Company has 395,000 shares available for future issuance under the Directors Plan.

2000 Employee Stock Incentive Plan
      In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of ten years from the date of the grant and generally vest over a period of four years from the date of the grant. As of December 31, 2004, the Company had 729,381 shares available for future issuance under the 2000 Incentive Plan.

Assumed Option Plans
      In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan and the Striva 2000 Stock Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plan Activity
      A summary of the Company’s stock option activity under all plans is set forth below:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2001	7,734,438	$7.96
Granted	11,848,462	7.58
Exercised	(1,591,321)	1.34
Canceled	(3,074,259)	10.65

Outstanding at December 31, 2002	14,917,320	7.81
Granted	4,368,235	6.59
Exercised	(1,532,320)	4.56
Canceled	(2,168,112)	11.67

Outstanding at December 31, 2003	15,585,123	7.26
Granted	7,901,756	6.97
Exercised	(2,392,359)	3.70
Canceled	(3,209,083)	8.06

Outstanding at December 31, 2004	17,885,437	$7.47

      The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual Life	Exercise Price		Exercise Price
Exercise Prices	Number	(Years)	per Share	Number	per Share

$0.0625 - $4.40	1,475,567	5.20	$2.28	1,215,936	$2.10
$4.51 - $5.69	2,834,417	9.35	$5.64	71,839	$4.73
$5.72 - $6.56	1,295,591	6.86	$6.28	83,596	$6.37
$6.57 - $7.11	1,887,902	5.35	$6.65	923,534	$6.65
$7.13 - $7.66	2,781,183	6.28	$7.34	467,292	$7.32
$7.68 - $7.90	4,483,092	5.45	$7.90	4,269,120	$7.90
$7.91 - $9.14	1,595,751	6.91	$8.22	1,028,463	$8.15
$9.16 - $48.625	1,531,934	5.26	$16.06	1,012,115	$18.58

	17,885,437	6.38	$7.47	9,071,895	$8.15

      In connection with the grant of certain stock options to employees, the Company recorded deferred stock-based compensation of $0.8 million in 1999 prior to the Company’s initial public offering and $2.8 million in 2000, representing the difference between the deemed fair value of the Company’s common stock and the option exercise price at the date of grant. This deferred stock-based compensation was amortized to operations over a four-year vesting period using the graded vesting method. This amount was computed using the Black-Scholes option valuation model, and the related amortization was charged to operations over the related term of these consulting agreements.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 1999 and 2000, the Company recorded a total of $1.9 million of deferred stock-based compensation in conjunction with the assumption of certain stock options related to business combinations, which is being amortized over four years. In 2001, we recorded a reduction for deferred stock-based compensation of $2.1 million of which $1.9 million was in connection with a cancelled bonus agreement related to cancelled stock options. During 2002, the Company charged $0.2 million of stock-based compensation to operations related to the modification of stock option vesting.
      During 2003, the Company recorded a total of $1.3 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisition of Striva, which is being amortized to operations over the remaining vesting term of the assumed options, generally three years. Additionally in 2003, an option to purchase common stock was granted to the Company’s CEO with a variable term that was based on future performance. The variable term of the option is such that it requires the Company to periodically remeasure the value of the grant as compared to the fair value of the stock and record related stock-based compensation. The adjustment to deferred stock-based compensation and related amortization of stock-based compensation related to this grant for the year ended December 31, 2003 was $84,000. In 2004, the Company adjusted the deferred stock-based compensation and recorded a benefit of $84,000 related to the periodic remeasurement of the stock option value through its cancellation of the stock option in July 2004.
      Amortization of stock-based compensation has been reclassified to cost of service revenues and research and development, sales and marketing, and general and administrative expenses for the two years ended December 31, 2003 to conform to the 2004 presentation. See Note 1, Description of the Company and Summary of Significant Accounting Policies. Total stock-based compensation was as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cost of service revenues	$48	$12	$4
Research and development	2,216	468	333
Sales and marketing	1,172	252	62
General and administrative	(78)	208	12

Total stock-based compensation	$3,358	$940	$411

      Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation related to stock options and the common stock subject to repurchase amounted to $2.0 million, $0.8 million and $0.2 million in 2004, 2003 and 2002, respectively.

1999 Employee Stock Purchase Plan
      The stockholders adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the Purchase Plan automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the Purchase Plan, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. During 2004, there were 805,404 shares issued under the Purchase Plan at a weighted-average price of $5.52 per share. As of December 31, 2004, the Company has 5,504,795 shares available for future issuance under the Purchase Plan.

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

Stock Repurchase Plan
      In July 2004, the Company’s Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances and general business and market conditions. In 2004, the Company purchased 1,055,000 shares at a cost of $6.1 million under this program. These shares were retired and reclassified as authorized and unissued shares of common stock.
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

9.	Accumulated Other Comprehensive Income
      The components of accumulated other comprehensive income as of December 31, 2004 and 2003, as presented in the consolidated statements of stockholders’ equity, are as follows:

	December 31,	December 31,
	2004	2003

	(In thousands)
Unrealized gain (loss) on investments	$(645)	$152
Foreign currency translation adjustment	2,420	1,634

Accumulated other comprehensive income	$1,775	$1,786

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes
      The federal, state and foreign income tax provisions for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$211	$817	$—
State	150	150	50
Foreign	859	1,157	871

	$$1,220	$2,124	$921

      The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Domestic	$(94,384)	$24,905	$(8,218)
Foreign	(8,800)	(15,471)	(6,475)

	$(103,184)	$9,434	$(14,693)

      A reconciliation of the provision (benefit) computed at the statutory federal income tax rate to the Company’s income tax provision is as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Income tax provision (benefit) computed at federal statutory income tax rate	$(36,114)	$3,302	$(5,143)
Federal alternative minimum tax	611	817	—
State taxes	98	98	33
Foreign taxes	859	1,157	871
Non-deductible purchased technology	—	1,583	—
Amortization of deferred stock-based compensation and intangibles	1,928	508	77
Other	(437)	293	222
Valuation allowance	34,275	(5,634)	4,861

	$1,220	$2,124	$921

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$23,278	$18,394
Tax credit carryforwards	11,291	10,687
Deferred revenue	2,920	3,152
Reserves and accrued costs not currently deductible	3,691	7,254
Depreciable assets	1,689	1,688
Accrued restructuring costs	53,908	7,170
Amortization of intangibles	341	292
Capitalized research and development	3,133	1,947
Other	204	—

	100,455	50,584
Valuation allowance	(100,455)	(50,584)

Net deferred tax assets	$—	$—

      SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on a number of factors, which includes the Company’s historical operating performance and the reported cumulative net losses in all prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance increased by $49.9 million, which primarily attributable to restructuring charges currently not deductible, decreased by $8.4 million and increased by $8.9 million during the years ended December 31 2004, 2003 and 2002, respectively.
      As of December 31, 2004, approximately $44.1 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized.
      As of December 31, 2004, the Company has federal net operating loss carryforwards of approximately $64.0 million, federal research and development tax credit carryforwards of approximately $5.5 million and foreign tax credits of approximately $1.4 million. The net operating loss and the aforementioned tax credit carryforwards will expire at various times beginning in 2011, if not utilized. The federal minimum tax credit carryforward of $0.3 million has no expiration date.
      As of December 31, 2004, the Company has state net operating loss and research and development tax credit carryforwards of approximately $14.8 million and $6.0 million, respectively. The state net operating loss carryforward will expire in 2009 and the research and development tax credit has no expiration date. State investment tax credits of $0.2 million will expire in 2008.
      Utilization of net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of the net operating loss and credit carryforwards before utilization.

11.	Investment Impairment
      In 2003, the Company made a minority equity investment in a privately-held company that was carried at a cost basis of $0.5 million and was included in other assets. The Company evaluated the investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2004,

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
we recorded an investment impairment charge of $0.5 million to other income (expense), net in the Company’s consolidated statement of operations. The Company based its impairment assessment on the performance of the company in which it invested including its cash position, earnings and revenue outlook, liquidity and overall management.
12.                 Employee 401(K) Plan
      The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the plan, up to a maximum of $1,500 per calendar year. The Company’s match was suspended for calendar years 2004, 2003 and 2002. Contributions made by the Company vest 100% upon contribution. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

13.	Segment Information
      The Company operates solely in one segment, the development and marketing of enterprise data integration software. The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2004, 2003 and 2002. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 29%, 27% and 26% of total revenue in 2004, 2003 and 2002, respectively. There were no significant long-lived assets held outside the United States.
      Revenue was derived from customers in the following geographic areas:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
North America	$156,565	$149,736	$145,178
Europe	54,951	47,778	46,132
Other	8,165	8,019	4,131

	$219,681	$205,533	$195,441

14.	Lawsuit Settlement
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transaction
      Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (WSGR), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2004, 2003 and 2002 were $0.5 million, $0.6 million and $0.2 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

16.	Litigation
      On November 8, 2001, a purported securities class action complaint was filed in the United States District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased the Company’s common stock from April 29, 1999 through December  6, 2000. It names as defendants Informatica Corporation, two of the Company’s former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.
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
      The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.
      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003 and are waiting for the Court’s ruling. The matter is currently in the discovery phase.
      The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
      Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

17.	Subsequent Events
     Sublease Agreement
      On February 28, 2005, the Company entered into a sublease agreement (the Agreement) to sublease approximately 187,000 square feet in Pacific Shores Center, a vacated facility in Redwood City, California, which was included in the 2004 Restructuring Plan. The Agreement is non-cancellable and expires in July 2013 and provides a right of termination by the subtenant which is exercisable in July 2009. As a result, the Company changed its sublease assumptions made in December 2004 in connection with the 2004 Restructuring Plan.
     Stock Repurchase (unaudited)
      From January 1, 2005 through February 18, 2005, we repurchased 420,000 shares of our common stock in the open market at a cost of approximately $3.4 million under our Stock Repurchase Plan, whereby our Board of Directors authorized a one-year stock repurchase program for up to five million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. See Note 8, Stockholders’ Equity.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Selected Quarterly Consolidated Financial Data (Unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share data)
2004:
Total revenues	$54,173	$53,034	$52,428	$60,046
Gross profit(1)	42,415	42,166	40,717	47,937
Restructuring charges	—	—	9,673	102,963
Income (loss) from operations	1,549	895	(9,866)	(99,153)
Net income (loss)	1,891	979	(8,585)	(98,689)
Net income (loss) per share:
Basic and diluted	$0.02	$0.01	$(0.10)	$(1.14)
Shares used in calculation of net income (loss) per share:
Basic	84,811	85,557	86,002	86,565
Diluted	89,752	88,394	86,002	86,565
2003:
Total revenues	$48,421	$50,619	$50,605	$55,888
Gross profit(1)	38,337	40,188	39,804	44,178
Restructuring charges	—	—	4,524	—
Income (loss) from operations	412	2,628	(2,370)	1,705
Net income (loss)	1,042	3,289	(256)	3,235
Net income (loss) per share:
Basic and diluted	$0.01	$0.04	$(0.00)	$0.04
Shares used in calculation of net income (loss) per share:
Basic	80,530	80,143	80,380	83,889
Diluted	83,159	82,777	80,380	89,594

(1)	Amortization of stock-based compensation has been reclassified for the quarterly periods ended March 31, 2004 and prior to cost of services revenue, research and development, sales and marketing and general and administrative expenses

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9A. Control and Procedures
      (a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
      (b) Management’s annual report on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
      (c) Changes in internal control over financial reporting. Under The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”), a “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
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
      We have determined that, under Standard No. 2 and the prior relevant professional auditing standards, this deficiency constituted a “significant deficiency,” but not a “material weakness” in our internal controls over financial reporting. We advised our independent auditors, who concur with our determination, and our audit committee of this “significant deficiency” in our internal controls over financial reporting. We corrected this deficiency in the fourth quarter of 2004 by establishing additional controls to review revenue transactions.
      While we established additional controls to address this significant deficiency, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information with respect to Directors is included under the caption “Proposal One — Election of Directors” in the Proxy Statement for the 2005 Annual Meeting, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2004 (the 2005 Proxy Statement), and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers of the Registrant” in Part I hereof after Item 4. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement and is incorporated herein by reference.
Code of Business Conduct
      We have adopted a Code of Business Conduct that applies to all of our directors, officers (including our principal executive officer and senior financial and accounting officers) and employees. You can find our Code of Business Conduct on our website at http://www.informatica.com/company/investors/corporate
governance/default.htm and clicking on the link “Code of Business Conduct.”
      We will post any amendments to the Code of Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ Stock Market, on our website.

Item 11.	Executive Compensation
      The information required by this item is included under the proposal, “Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by this item is included under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is included under the caption “Transactions with Management” in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is included under the caption under the proposal, “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

3. Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

INFORMATICA CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balances at	Charged to		Balances at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

	(In thousands)
Provision for Doubtful Accounts
Year ended December 31, 2004	$564	$361	$(114)	$811
Year ended December 31, 2003	$461	$145	$(42)	$564
Year ended December 31, 2002	$425	$1,181	$(1,145)	$461

	Balances at			Balances at
	Beginning	Charged to		End of
	of Period	Revenue	Deductions	Period

Sales and Return Allowances
Year ended December 31, 2004	$705	$(356)	$(311)	$38
Year ended December 31, 2003	$888	$—	$(183)	$705
Year ended December 31, 2002	$1,870	$425	$(1,407)	$888

SIGNATURES
      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 7th day of March 2005.

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI

Sohaib Abbasi
Chief Executive Officer, President and Director
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SOHAIB ABBASI Sohaib Abbasi	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2005

/s/ EARL E. FRY Earl E. Fry	Chief Financial Officer, Executive Vice President, and Secretary (Principal Financial and Accounting Officer)	March 7, 2005

/s/ DAVID W. PIDWELL David W. Pidwell	Director	March 7, 2005

/s/ A. BROOKE SEAWELL A. Brooke Seawell	Director	March 7, 2005

/s/ JANICE D. CHAFFIN Janice D. Chaffin	Director	March 7, 2005

/s/ MARK A. BERTELSEN Mark A. Bertelsen	Director	March 7, 2005

/s/ CARL J. YANKOWSKI Carl J. Yankowski	Director	March 7, 2005

EXHIBIT INDEX

Exhibit
Number		Document

2.1		Agreement and Plan of Merger, dated September 11, 2003, by and among Informatica Corporation, a Delaware corporation, Stopwatch Acquisition Corporation, a Delaware corporation, Striva Corporation, a Delaware corporation, and Pete Sinclair as Stockholder Representative.(1)
2.2		Amendment No. 1 to Agreement and Plan of Merger, dated September 22, 2003.(1)
2.3		Amendment No. 2 to Agreement and Plan of Merger, dated September 29, 2003.(1)
3.1		Amended and Restated Certificate of Incorporation of Informatica Corporation.(2)
3.2		Bylaws, as amended, of Informatica Corporation.(13)
3.4		Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares.(3)
3.5		Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation.(4)
4.1		Reference is made to Exhibits 3.1 and 3.2.
4.2		Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company.(4)
10	.1*	Company’s 2000 Employee Stock Incentive Plan, as amended.(5)
10	.6*	Form of Indemnification Agreement between the Company and each of its executive officers and directors.(2)
10	.10*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder.(6)
10	.11*	Company’s 1999 Stock Incentive Plan, as amended.(7)
10	.12*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder.(8)
10	.13*	Company’s 1999 Non-Employee Director Stock Incentive Plan.(2)
10.14		Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC.(9)
10.15		Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC.(9)
10	.19*	Offer Letter, dated as of August 6, 2002, by and between the Company and Clive A. Harrison.(10)
10	.20*	Description of management arrangement with Earl E. Fry.(10)
10	.21*	Amendment to 1999 Non-Employee Director Stock Incentive Plan.(11)
10	.22*	Agreement on the Forgiveness of Employee Loan dated September 13, 2001, by and between the Company and Earl E. Fry.(12)
10	.23*	Separation Agreement and Release, dated January 30, 2004, by and between the Company and Sanjay Poonen.(13)
10	.24*	Offer Letter, dated January 8, 2004, by and between the Company and Paul Albright.(13)
10	.25*	Separation Agreement and Release dated July 21, 2004 by and between Company and Gaurav S. Dhillon.(14)
10	.26*	Employment Agreement dated July 19, 2004 by and between Company and Sohaib Abbasi.(14)
10	.27*	Offer Letter dated September 21, 2004, by and between the Company and John Entenmann.(15)
10.28		Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC.
10.29		Form of Executive Severance Agreement dated November 15, 2004 by and between the Company and each of John Entenmann, Earl E. Fry and Girish Pancha.
10.30		Separation Agreement and Release dated March 31, 2004 by and between the Company and Clive A. Harrison.
21.1		List of Subsidiaries.
23.2		Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on October 7, 2003.

(2)	Incorporated by reference to the identically numbered exhibit to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on April 8, 1999.

(3)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000.

(4)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 6, 2001.

(5)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001.

(6)	Incorporated by reference to the identically numbered exhibit to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed with the Securities and Exchange Commission on February 19, 1999.

(7)	Incorporated by reference to exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(8)	Incorporated by reference to exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 3, 2001.

(9)	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(10)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2002.

(11)	Incorporated by reference to the identically numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2003.

(12)	Incorporated by reference to Exhibit 99.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 24, 2003.

(13)	Incorporated by reference to the identically numbered exhibit of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

(14)	Incorporated by reference to the identically numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2004.

(15)	Incorporated by reference to the identically numbered exhibit of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2004.

*	Indicates management contract or compensatory plan or arrangement.