Form 10-Q
period 2005-03-31
INFORMATICA CORP
filed 2005-05-09
CIK 1080099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-25871
INFORMATICA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Cardinal Way
Redwood City, California 94063
(Address of principal executive offices)
(650) 385-5000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                           Yes      X                                            No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
                           Yes      X                                            No
As of April 29, 2005, there were approximately 86,846,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I:     FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,788	$88,941
Short-term investments	141,135	152,160
Accounts receivable, net	26,526	42,535
Prepaid expenses and other current assets	9,205	7,837

Total current assets	282,654	291,473
Restricted cash	12,166	12,166
Property and equipment, net	23,655	20,063
Goodwill	82,105	82,245
Intangible assets, net	5,085	2,880
Other assets	946	941

Total assets	$406,611	$409,768

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,189	$7,476
Accrued liabilities	14,170	15,581
Accrued compensation and related expenses	10,624	15,681
Income taxes payable	4,754	3,142
Accrued facilities restructuring charges	19,252	20,080
Accrued merger costs	306	209
Deferred revenues	65,733	62,443

Total current liabilities	120,028	124,612
Accrued facilities restructuring charges, less current portion	86,319	89,171
Accrued merger costs, less current portion	147	263

Total liabilities	206,494	214,046

Commitments and contingencies
Stockholders’ equity:
Common stock	390,741	390,035
Deferred stock-based compensation	(728)	(1,000)
Accumulated deficit	(190,779)	(195,088)
Accumulated other comprehensive income	883	1,775

Total stockholders’ equity	200,117	195,722

Total liabilities and stockholders’ equity	$406,611	$409,768

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Revenues:
License	$24,956	$24,918
Service	33,435	29,255

Total revenues	58,391	54,173

Cost of revenues:
License	710	1,101
Service	10,481	10,083
Amortization of acquired technology	236	574

Total cost of revenues	11,427	11,758

Gross profit	46,964	42,415
Operating expenses:
Research and development	10,247	13,302
Sales and marketing	25,358	22,552
General and administrative	5,106	4,957
Amortization of intangible assets	47	55
Facilities restructuring charges	1,558	—

Total operating expenses	42,316	40,866

Income from operations	4,648	1,549
Interest income and other, net	1,033	689

Income before provision for income taxes	5,681	2,238
Provision for income taxes	1,372	347

Net income	$4,309	$1,891

Basic and diluted net income per common share	$0.05	$0.02

Shares used in computing basic net income per common share	86,886	84,811

Shares used in computing diluted net income per common share	89,284	89,752

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2005	2004

Operating activities
Net income	$4,309	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,221	2,731
Provision for doubtful accounts and sales and returns allowances	(29)	(207)
Amortization and compensation expense related to stock options	238	1,008
Amortization of intangible assets and acquired technology	283	629
Non-cash facilities restructuring charges	1,558	—
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	16,038	8,349
Prepaid expenses and other assets	(3,873)	(4,011)
Accounts payable and accrued liabilities	(3,698)	(3,642)
Accrued compensation and related expenses	(5,057)	(4,431)
Income taxes payable	1,544	(472)
Accrued facilities restructuring charges	(5,199)	(1,089)
Accrued merger charges	(19)	(93)
Deferred revenues	3,290	3,418

Net cash provided by operating activities	11,606	4,083

Investing activities
Purchases of property and equipment	(5,916)	(846)
Purchases of investments	(31,489)	(51,390)
Maturities and sales of investments	42,250	41,667

Net cash provided by (used in) investing activities	4,845	(10,569)

Financing activities
Net proceeds from issuance of common stock	6,218	5,131
Repurchases and retirements of common stock	(5,270)	—

Net cash provided by financing activities	948	5,131

Effect of foreign exchange rate changes on cash and cash equivalents	(552)	(195)
Net increase (decrease) in cash and cash equivalents	16,847	(1,550)
Cash and cash equivalents at beginning of period	88,941	82,903

Cash and cash equivalents at end of period	$105,788	$81,353

Supplemental disclosures:
Income taxes paid	$46	$836

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(264)	$45

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying condensed consolidated financial statements of Informatica Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal recurring nature. See Note 4. Restructuring Charges for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2005 and 2004 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2005 or any future period.
      Approximately $0.6 million in amortization of stock-based compensation has been reclassified for the quarterly period ended March 31, 2004 as a separate line item in the statements of operations to cost of service revenue, research and development, sales and marketing and general and administrative expense.
      These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements of the Company.

Revenue Recognition
      The Company follows detailed revenue recognition guidelines, which are discussed below. The Company recognizes revenue in accordance with accounting principles generally accepted in the United States of America that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable and if a customer is credit-worthy.
      The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company recognizes license revenues when a noncancelable license agreement has been signed, the product has been shipped or the Company has provided the customer with the access codes that allow for immediate possession of the software (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, the Company recognizes revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. The Company’s standard agreements do not contain product return rights.
      Credit-worthiness and collectibility are first assessed on a country level basis. Then, for those customers, including direct end users and the Company’s indirect channel partners (resellers, distributors and original equipment manufacturers (OEMs)) in countries deemed to have sufficient timely payment history, customers are assessed based on their payment history and credit profile.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The country level assessment of credit-worthiness and collectibility has generally been performed annually with any changes in assessment effective on January 1st of the next fiscal year. The Company recently performed a country level assessment of credit-worthiness and determined 10 additional countries to be credit-worthy based on geopolitical and economic stability. These countries include France, where the Company has a direct sales channel, and Japan, where the Company has both direct and indirect sales channels, as well as Spain, Italy, Norway, Sweden, Denmark, Finland, Australia and New Zealand, where the sales channel consists of distributors. In each of the nine countries excluding France, the Company assessed the credit-worthiness and collectibility of its existing distributors and will continue to recognize revenue through these distributors upon cash receipt. However, effective January 1, 2005, in France, where the country level criteria have been met and individual customers are deemed credit-worthy, the Company has begun recognizing revenue upon shipment, rather than on cash receipt, after all other revenue recognition criteria under SOP 97-2 have been met, including, for resellers and distributors, evidence of sell-through to an identified end user. In the other nine countries where the individual distributors have not met the credit-worthiness and collectibility requirements, the Company will continue to reassess their status quarterly.
      The Company’s reseller and distributor arrangements typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For products sold indirectly through the Company’s resellers and distributors, the Company recognizes revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy.
      The Company also enters into OEM arrangements that provide for license fees based on inclusion of the Company’s products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report the Company receives from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria under SOP 97-2 have been met.
      The assessment of credit-worthiness for resellers, distributors and OEMs within countries that have been deemed to be credit-worthy generally takes place quarterly, with any changes effective at the beginning of the next fiscal quarter. Credit-worthiness for these partners is assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last 12 months. In the third quarter of 2004, the Company’s assessment of three resellers and OEMs determined that these customers were credit-worthy and effective October 2004, the Company began recognizing revenue from these customers upon shipment, after all other revenue recognition criteria under SOP 97-2 have been met.
      For transactions to all customers, including direct end users, resellers, distributors and OEMs, where the customer is deemed credit-worthy, but where the stated payment terms of the transaction are greater than 45 days from the invoice date, the Company recognizes revenue when the payments become due. In assessing this policy in light of the Company’s continuing international expansion where stated payment terms can be slightly longer, the Company determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis is more reflective of the Company’s standard payment terms with its customers. Therefore, effective January 1, 2005, the Company began to recognize revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. The Company has analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to its quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      When a customer, including direct end users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
      The Company ceased selling data warehouse modules in July 2003. For the Company’s analytic application suites, which the Company also ceased selling directly in July 2003, the Company recognized both the license and maintenance revenue ratably over the initial maintenance period, generally one year, since it did not have VSOE of maintenance for its analytic application suites.
      The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of its software products. Education services revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software, and the payment terms for licenses are not dependent on additional acceptance criteria.
      Deferred revenues include deferred license, maintenance, consulting and education services revenue. The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which the Company defers revenue until payment is received.

Net Income Per Common Share
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
      The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Net income	$4,309	$1,891
Weighted average shares outstanding	86,926	85,146
Weighted average unvested shares of common stock subject to repurchase	(40)	(335)

Shares used in computing basic net income per common share	86,886	84,811

Effect of dilutive securities	2,398	4,941

Shares used in computing dilutive net income per common share	89,284	89,752

Basic and diluted net loss per common share	$0.05	$0.02

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation
      The Company accounts for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes its stock-based compensation under APB 25 using a straight-line basis over the remaining vesting term of the related options. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      Pro forma information regarding net income and net income per share is required by SFAS No. 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan (“ESPP”) under the fair value method of SFAS No. 123. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense is amortized using an accelerated method over the vesting terms of the option as required by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans (an interpretation of APB Opinions No. 15 and 25).
      The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2005	2004

Option Grants:
Expected life of options (years)	3.1 year	3.0 year
Risk-free interest rate	3.9%	2.0%
Volatility	65%	92%
ESPP:
Expected life of ESPP (years)	1.25 year	1.25 year
Risk-free interest rate – ESPP	3.1%	1.4%
Volatility – ESPP	45%	64%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions. Because the Company’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. During the first quarter of 2005, the Company modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under its employee stock purchase plan, and made other corrections to its 2004 pro forma charges. The previous amount for the first quarter of 2004 has been revised to reflect these corrections. The pro forma stock-based compensation expense reported under the fair value method was previously reported as $3.4 million for the three months ended March 31, 2004.
      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2005	2004

Net income, as reported	$4,309	$1,891
Stock-based compensation expense included in net income as reported, net of related tax effects	238	638
Stock-based compensation expense determined under fair value method, net of related tax effects	(4,702)	(3,776)

Net loss, pro forma	$(155)	$(1,247)

Basic and diluted net income (loss) per common share:
As reported	$0.05	$0.02
Pro forma	$0.00	$(0.01)
      These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year.

Note 2.	Comprehensive Income (Loss)
      Other comprehensive income (loss) refers to gains and losses that, under the accounting principles generally accepted in the United States of America, are recorded as an element of stockholders’ equity and are excluded from net income.
      Comprehensive income (loss) consisted of the following items (in thousands):

	Three Months Ended
	March 31,

	2005	2004

Net income, as reported	$4,309	$1,891
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(264)	45
Foreign currency translation adjustment	(628)	(224)

Comprehensive income	$3,417	$1,712

      Accumulated other comprehensive income as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Unrealized loss on investments	$(909)	$(645)
Cumulative foreign currency translation adjustment	1,792	2,420

	$883	$1,775

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Goodwill and Intangible Assets
      The carrying amount of the goodwill and intangible assets as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31, 2005			December 31, 2004

	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core technology	$6,417	$(4,493)	$1,924	$6,429	$(4,257)	$2,172
Purchased technology	2,500	—	2,500	—	—	—
Developed technology	1,775	(1,775)	—	1,775	(1,775)	—
Customer relationships	945	(284)	661	945	(237)	708
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$11,934	$(6,849)	$5,085	$9,446	$(6,566)	$2,880

Goodwill			$82,105			$82,245
      Amortization expense of intangible assets was approximately $0.3 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively. The weighted-average amortization periods of the Company’s core technology, developed technology, customer relationships and patents are 3.5 years, 1.25, five years and three years, respectively. In the first quarter of 2005, the Company purchased a source code license with a value of $2.5 million. The amortization expense related to identifiable intangible assets as of March 31, 2005 is expected to be $0.9 million for the remainder of 2005, and $1.1 million, $0.5 million and $0.1 million in 2006, 2007 and 2008, respectively.
      Core technology at March 31, 2005 and December 31, 2004 totaling $0.8 million and $1.0 million, net, related to the 2003 acquisition, was recorded in a European local currency; therefore the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.
      In 2002, the Company recorded an increase in goodwill of $0.7 million related to acquisitions in 2001 to reflect an adjustment to the purchase price allocation in accordance with SFAS No. 142. In 2003, the Company recorded an increase in goodwill of $51.9 million related to acquisition in 2003. In 2004, the Company recorded an increase in goodwill related to the 2003 acquisition of $0.1 million to reflect net adjustments to the purchase price allocation in accordance with SFAS No. 142. In the first quarter of 2005, the Company recorded a $0.1 million decrease in goodwill related to closing out an escrow account.

Note 4.	Restructuring Charges

2004 Restructuring Plan
      In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In February 2005, the Company subleased its previous corporate headquarters at Pacific Shore Center through July 2013 with a right of termination by the tenant which is exercisable in July 2009. As a result, the Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which is comprised of the present value of lease payment obligations for the remaining nine year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions of $1.4 million for the remainder of 2005, $3.5 million in 2006, $3.5 million in 2007, $4.2 million in 2008, $2.7 million in 2009, $0.8 million in 2010, $3.1 million in 2011, $3.7 million in 2012 and $2.1 million in 2013. If the subtenant exercises the right of termination in 2009 and the

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease term through 2013, restructuring charges could increase by approximately $9.8 million.
      The Company will recognize approximately $23.9 million of accretion as a restructuring charge over the remaining term of the lease, or approximately nine years, as follows: $3.6 million for the remainder of 2005; $4.4 million in 2006; $4.0 million in 2007; $3.6 million in 2008; $3.1 million in 2009; $2.4 million in 2010; $1.7 million in 2011; $0.9 million in 2012; and $0.2 million in 2013. Accretion represents imputed interest and is the difference between the Company’s non-discounted future cash obligations and the discounted present value of these cash obligations.

2001 Restructuring Plan
      During 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) and recorded restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.
      During 2002, the Company recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The timing of the restructuring accrual adjustment was a result of negotiated and executed subleases for the Company’s excess facilities in Dallas, Texas and Palo Alto, California during the third quarter of 2002. These subleases included terms that provided a lower level of sublease rates than the initial assumptions. The terms of these new subleases were consistent with the continued deterioration of the commercial real estate market in these areas. In addition, cost containment measures initiated in the same quarter, such as delayed hiring and salary reductions, resulted in an adjustment to management’s estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions, including the time period that the buildings will be vacant, expected sublease rates, expected sublease terms and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area.
      In December 2004, the Company recorded additional restructuring charges of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the result of the relocation of its corporate headquarters within Redwood City, California in December 2004, an executed sublease for the Company’s excess facilities in Palo Alto, California during the third quarter of 2004 and an adjustment to management’s estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions in the 2001 Restructuring Plan charges, including the time period that the buildings will be vacant; expected sublease rates; expected sublease terms; and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area. If the Company is unable to sublease any of the available vacant Pacific Shores facilities included in its 2001 Restructuring Plan during the remaining lease term through 2013, restructuring charges could increase by approximately $3.3 million.
      Net cash payments for the three months ended March 31, 2005 and 2004 for facilities included in the 2001 Restructuring Plan amounted to $1.1 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2005 if the Company continues to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
      Inherent in the estimation of the costs related to the restructuring efforts are assessments of the Company’s ability to generate sublease income. The estimates of sublease income may vary significantly depending, in part, on factors which may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	March 31,
	2004	Charges	Payment	Reclass	2005

2004 Restructuring Plan
Excess lease facilities	$88,521	$1,551	$(4,067)	$(39)	$85,966
2001 Restructuring Plan
Excess lease facilities	20,730	7	(1,132)	—	19,605

	$109,251	$1,558	$(5,199)	$(39)	$105,571

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	March 31,
	2003	Charges	Payment	Reclass	2004

2001 Restructuring Plan
Excess lease facilities	$15,167	—	$(1,089)	—	$14,078

      In the three months ended March 31, 2005, the Company recorded $1.6 million of restructuring charges which included $1.2 million of accretion charges and a $0.3 million adjustment related to the 2004 Restructuring Plan. As of March 31, 2005, $19.3 million of the $105.6 million accrued restructuring charges was classified as current liabilities and the remaining $86.3 million was classified as noncurrent liabilities.
      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The $2.1 million merger accrual was adjusted by $0.2 million in both 2004 and 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.2 million and $1.0 million were paid in 2004 and 2003, respectively, and $19,000 was paid during the three months ended March 31, 2005. As of March 31, 2005, $0.3 million was classified as current liabilities and $0.1 million was classified as noncurrent liabilities.

Note 5.	Commitments and Contingencies

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
      The Company entered into two lease agreements in February 2000 for two office buildings in Redwood City, California, which it occupied in August 2001. The lease expires in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if the Company’s annual revenues reach $750 million and the Company has quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Operating lease payments in the table below include approximately $137.2 million, net of actual sublease income, for operating lease commitments for facilities that are included in restructuring charges. See Note 4, Restructuring Charges, above for a further discussion.
      Future minimum lease payments as of March 31, 2005 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2005	$15,780	$(1,030)	$14,750
2006	21,383	(2,747)	18,636
2007	20,247	(1,850)	18,397
2008	16,765	(2,016)	14,749
2009	17,216	(1,242)	15,974
Thereafter	61,390	—	61,390

	$152,781	$(8,885)	$143,896

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

Warranties
      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the Financial Accounting Standards Board (“FASB”) SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2005 and December 31, 2004. To date, the Company’s product warranty expense has not been significant.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
      The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006 to consider final approval of the settlement.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Note 6.	Stock Repurchases
      On July 2, 2004, the Company announced a share repurchase program for up to five million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances and general business and market conditions. For the three months ended March 31, 2005, the Company purchased 655,000 shares at a cost of $5.3 million. These shares were retired and reclassified as authorized and unissued shares of common stock.

Note 7.	Recent Accounting Pronouncements
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The accounting provisions of SFAS No. 123(R) are effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rules allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year starting after June 15, 2005, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for certain issuers. The Company therefore is required to adopt SFAS No. 123(R) in the first quarter of 2006. Although the Company has not completed its evaluation of the impact of this accounting pronouncement, the adoption of SFAS No. 123(R) is expected to have a material adverse impact on the Company’s consolidated financial position and results of operations.

Note 8.	Significant Customer Information and Segment Reporting
      The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.
      The following table presents geographic information (in thousands):

	Three Months Ended March 31,

	2005	2004

Revenues:
North America	$38,168	$37,241
Europe	18,688	14,527
Other	1,535	2,405

	$58,391	$54,173

	March 31,	December 31,
	2005	2004

Long-lived assets (excluding goodwill):
North America	$24,888	$18,982
Europe	3,308	3,476
Other	544	485

	$28,740	$22,943

      No customer accounted for more than 10% of the Company’s total revenues in the three months ended March 31, 2005 and 2004. At March 31, 2005 and 2004, no single customer accounted for more than 10% of the accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology and stock-based compensation; provision for income taxes; deferred taxes; international expansion beyond North America and Europe; the integration of our 2003 acquisition of Striva Corporation; the ability of our products to meet customer demand; expected savings from our 2004 Restructuring Plan; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
      We license our software and provide services to many industry sectors, including, but not limited to, financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We market and sell our software and services through our global direct sales force in the United States, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom and Japan. We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend and/or implement our solutions. We also have relationships with distributors in various regions, including Europe, Asia-Pacific, Australia, Japan and Latin America, who sublicense our products and provide service and support within their territories. Most of our international sales have been in Europe. Revenues outside of Europe and North America, which includes the United States and Canada, were 4% or less of total consolidated revenues in 2003 and 2004, although we anticipate further expansion outside of these two regions in the future.
Critical Accounting Policies
      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For further information on our critical accounting policies, see the discussion in the section in Note 1, Summary of Significant Accounting Policies of notes to condensed consolidated financial statements and Note 7, Recent Accounting Pronouncements.
      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Note 1 of notes to consolidated financial statements filed in our 2004 Annual Report on Form 10-K, which contains additional information regarding our significant accounting policies and other disclosures required by GAAP. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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
      We recognize revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We recognize license revenues when a noncancelable license agreement has been signed, the product has been shipped or we have provided the customer with the access codes that allow for immediate possession of the software (collectively “delivered”), the fees are fixed or determinable, collectibility is probable and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. In the case of an element not yet sold separately, the price, which does not change before the element is made generally available, is established by authorized management. If an acceptance period is required, we recognize revenue upon customer acceptance or the expiration of the acceptance period after all other revenue recognition criteria under SOP 97-2 have been met. Our standard agreements do not contain product return rights.
      Credit-worthiness and collectibility are first assessed on a country level basis. Then, for those customers, including direct end users and our indirect channel partners (resellers, distributors and original equipment manufacturers (OEMs)) in countries deemed to have sufficient timely payment history, customers are assessed based on their payment history and credit profile.
      The country level assessment of credit-worthiness and collectibility has generally been performed annually with any changes in assessment effective on January 1st of the next fiscal year. We recently performed a country level assessment of credit-worthiness and determined 10 additional countries to be credit-worthy based on geopolitical and economic stability. These countries include France, where we have a direct sales channel and Japan, where we have both direct and indirect sales channels, as well as Spain, Italy, Norway, Sweden, Denmark, Finland, Australia and New Zealand, where our sales channel consists of distributors. In each of the nine countries, excluding France, we assessed the credit-worthiness and collectibility of our existing distributors and will continue to recognize revenue through these distributors upon cash receipt. However, effective January 1, 2005, in France, where the country level criteria have been met and individual customers are deemed credit-worthy, we have begun recognizing revenue upon shipment, rather than on cash receipt, after all other revenue recognition criteria under SOP 97-2 have been met, including, for resellers and distributors, evidence of sell-through to an identified end user. In the other nine countries where the individual distributors have not met the credit-worthiness and collectibility requirements, we will continue to reassess their status quarterly.
      Our reseller and distributor arrangements typically provide for sublicense or end user license fees based on a percentage of list prices. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. For products sold indirectly through our resellers and distributors, we recognize revenue upon shipment and receipt of evidence of sell-through if the reseller or distributor has been deemed credit-worthy.
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
      The assessment of credit-worthiness for resellers, distributors and OEMs within countries that have been deemed to be credit-worthy generally takes place quarterly, with any changes effective at the beginning of the next fiscal quarter. Credit-worthiness for these partners is assessed based on established credit history consisting of sales of at least one million dollars and with timely payment history, generally for the last 12 months. In the third quarter of 2004, our assessment of three resellers and OEMs determined that these customers were credit-worthy and effective October 2004, we began recognizing revenue from these customers upon shipment, after all other revenue recognition criteria under SOP 97-2 have been met.
      For transactions to all customers, including direct end users, resellers, distributors and OEMs, where the customer is deemed credit-worthy, but where the stated payment terms of the transaction are greater than 45 days from the invoice date, we recognize revenue when the payments become due. In assessing this policy in light of our continuing international expansion where stated payment terms can be slightly longer, we determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis would be more appropriate. Therefore, effective January 1, 2005, we began to recognize revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. We have analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to our quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.
      When a customer, including direct end-users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
      We ceased selling data warehouse modules in July 2003. For our analytic application suites, which we also ceased selling directly in July 2003, we recognized both the license and maintenance revenue ratably over the initial maintenance period, generally one year, because we did not have VSOE of maintenance for our analytic application suites.
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
      Deferred revenues include deferred license, maintenance, consulting and education services revenues. Our practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which we defer revenue until payment is received.

Allowance for Sales Returns and Doubtful Accounts
      We maintain allowances for sales returns on revenues in the same period as the related revenues are recorded. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. These estimates require management judgment and are based on historical sales returns and other known factors. To date, sales returns have been infrequent and not significant in relation to our total revenues. However, if these estimates do not adequately reflect future sales returns, revenues could be overstated.
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At March 31, 2005 and December 31, 2004, our allowance for doubtful accounts balance, which related to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $0.8 million. These amounts represent 3% and 2% of total accounts receivable at March 31, 2005 and December 31, 2004.

Impairment of Goodwill
      We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock and the discounted cash flows based on analyses prepared by management. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.
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

Restructuring Charges
      During the fourth quarter of 2004, we recorded significant charges (“2004 Restructuring Plan”) related to the relocation of our corporate headquarters to take advantage of more favorable lease terms and reduced operating expenses. In addition, we significantly increased the 2001 restructuring charges (“2001 Restructuring Plan”) in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charge as a result of our decision to relocate our corporate headquarters. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms.
      These liabilities include management’s estimates pertaining to sublease activities. Inherent in the estimation of the costs related to the restructuring efforts are assessments of our ability to generate sublease income. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors which may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
Recent Accounting Pronouncements
      For recent accounting pronouncements see Note 7. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item 1.

Results of Operations
      The following table presents certain financial data for the three months ended March 31, 2005 and 2004 as a percentage of total revenues:

	Three Months
	Ended March 31,

	2005	2004

Revenues:
License	43%	46%
Support and service	57	54

Total revenues	100	100

Cost of revenues:
License	1	2
Support and service	18	19
Amortization of acquired technology	1	1

Total cost of revenues	20	22

Gross margin	80	78
Operating expenses:
Research and development	18	25
Sales and marketing	43	41
General and administrative	9	9
Amortization of intangible assets	—	—
Restructuring charges	3	—

Total operating expenses	73	75

Income from operations	7	3
Interest income and other, net	2	1

Income before provision for income taxes	9	4
Provision for income taxes	2	1

Net income	7%	3%

Revenues
      Our total revenues increased to $58.4 million for the three months ended March 31, 2005 from $54.2 million for the three months ended March 31, 2004 representing an increase of $4.2 million or 8%.
      The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

License revenues	$24,956	$24,918	—%
Service revenues:
Maintenance revenues	23,737	21,429	11%
Consulting and education revenues	9,698	7,826	24%

Total service revenues	33,435	29,255	14%

	$58,391	$54,173	8%

License Revenues
      Our license revenues were at $25.0 million for the three months ended March 31, 2005 compared to $24.9 million for the three months ended March 31, 2004. Although license revenues were flat during this period, we experienced increased license revenues from our international operations which were offset by a decrease of license revenue attributable to our OEMs. The average transaction amount for orders greater than $100,000 in the first quarter of 2005 decreased to $219,000 from $232,000 in the first quarter of 2004, due primarily to an increase in international orders over $100,000 but less than the average transaction size for the quarter. In addition, we had no transactions greater than $1.0 million in the first quarter of 2005, consistent with the first quarter of 2004.

Services Revenues

Maintenance Revenues
      Maintenance revenues increased to $23.7 million for the three months ended March 31, 2004 from $21.4 million for the three months ended March 31, 2004. The $2.3 million or 11% increase in the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to strong renewals of maintenance contracts in 2005 coupled with the increasing size of our customer base. For the remainder of 2005, we expect maintenance revenues to remain relatively consistent or, increase slightly from the first quarter of 2005.

Consulting and Education Services Revenues
      Consulting and education revenues increased to $9.7 million for the three months ended March 31, 2005 from $7.8 million for the three months ended March 31, 2004. The $1.9 million or 24% increase in the three months ended March 31, 2005 compared to the same period in 2004 was primarily a result of increased demand in consulting and education services from our North America customers. For the remainder of 2005, we expect revenues from consulting and education services to be remain relatively consistent, or increase slightly from the first quarter of 2005.

International Revenues
      Our international revenues were $20.2 million and $16.9 million for the three months ended March 31, 2005 and 2004, respectively. The $3.3 million or 20% increase for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to a 29% increase in international license revenue, as a result of our continued expansion in Europe, Japan and Asia-Pacific and to a lesser extent from the weakening of the US Dollar compared to the Euro and British Pounds Sterling. International revenues as a percentage of total revenues were 35% and 31% for the three months ended March 31, 2005 and 2004, respectively.

Key Factors Affecting Revenues
      Certain key factors will affect our ability to meet our forecasted revenue in the remaining periods of 2005, including the following:

•	The recent general economic uncertainty caused customer purchases to be reduced in amount, deferred or cancelled, and therefore reduced the overall license pipeline conversion rates in much of 2003 and 2004. Any interruption or delay in the current gradual recovery in the infrastructure software industry could cause a reduction in the rate of conversion of the sales pipeline into license revenue for the remaining periods of 2005 and beyond. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline” and “Risk Factors — We have experienced reduced sales pipeline and pipeline conversion rates in the past, which has adversely affected the growth of our company and the price of our common stock.”

•	As a result of the continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted revenues for the remaining periods of 2005 will continue to be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”

•	On February 22, 2005, we announced the release of PowerCenter Advanced Edition. This edition of PowerCenter includes two previously at-cost options, team-based development and server grid, as well as two previously separate products, PowerAnalyzer and SuperGlue. We also announced on this date that we were removing these two options and these two separate products from our price list. PowerCenter Advanced Edition is priced higher than the standard edition of PowerCenter but less than the aggregate price of all components previously sold separately. Because this edition of PowerCenter and its pricing are new, we cannot predict its impact on PowerCenter and overall revenues.

•	We experienced increased sales force turnover in the first half of 2004 and we continued to add new sales personnel in 2004 and the first quarter of 2005. Because we typically experience lower productivity from newly hired sales personnel for a period of six to 12 months, these new sales personnel may not be able to generate significant license revenues in 2005. See “Risk Factors — An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

•	IBM’s recently announced acquisition of Ascential Software could lead to customer confusion or uncertainty, and may cause customers to defer or delay their purchasing decisions for data integration software. See Risk Factors — “If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.”

•	License revenue for 2004 did not include the full amount related to two large software license agreements signed in Europe in the third quarter of 2004. We deferred the license revenues related to these software license agreements in September 2004 due to extended warranties that contain provisions for additional unspecified deliverables and began amortizing the deferred revenues balances to license revenues in September 2004 for a two to five-year period. While historically we have infrequently entered into software license agreements that require ratable recognition of license revenue, we may enter into software license agreements like these in the future.

•	Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our license revenues are not predictable with any significant degree of certainty. Furthermore, we have historically recognized a substantial portion of our revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”

Future Revenues (New Orders, Backlog and Deferred Revenues)
      Our future revenues are dependent upon (i) new orders received, shipped and recognized in a given quarter and (ii) our backlog and deferred revenues entering a given quarter. Our backlog is comprised of product license orders that have not shipped as of the end of a given quarter and orders to distributors, resellers and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (i) maintenance revenues that we recognize over the term of the contract, typically one year, (ii) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (iii) consulting and education services revenues that have been prepaid and services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and we typically do not have a substantial backlog of license orders awaiting shipment at the end of any given quarter. Aggregate backlog and deferred revenues at March 31, 2005 was approximately $76.0 million compared to $59.8 million at March 31, 2004. This increase at March 31, 2005 was primarily due to a substantial increase in deferred maintenance revenues. We do not believe that backlog and deferred revenues as of any particular date is indicative of future results.

Cost of Revenues
      The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

Cost of license revenues	$710	$1,101	(36)%
Cost of service revenues	10,481	10,083	4%
Amortization of acquired technology	236	574	(59)%

	$11,427	$11,758	(3)%

Cost of license revenues, as a percentage of license revenues	3%	4%
Cost of service revenues, as a percentage of service revenues	31%	34%

Cost of License Revenues
      Our cost of license revenues consists primarily of software royalties, product packaging, documentation and production costs. Cost of license revenues decreased to $0.7 million for the three months ended March 31, 2005 from $1.1 million for the three months ended March 31, 2004, representing 3% and 4% of license revenues for those periods, respectively. The $0.4 million or 36% decrease in cost of license revenues for the three months ended March 31, 2004 compared to the same period in 2004 was due to fewer royalty bearing products and a favorable negotiated arrangement with one of the vendors from which we license royalty-bearing software. For the remainder of 2005, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with, or slightly higher than the first quarter of 2005.

Cost of Service Revenues
      Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues increased to $10.5 million for the three months ended March 31, 2005 from $10.1 million for the three months ended March 31, 2004, and represented approximately 31% and 34% of service revenues for those periods, respectively. The $0.4 million or 4% increase for the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to headcount growth in the customer support, professional service and education service groups, and higher subcontractor fees in the consulting services group. For the remainder of 2005, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first quarter of 2005, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.

Amortization of Acquired Technology
      Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology decreased to $0.2 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004. The decrease in the three months ended March 31, 2005 compared to the same period in the prior year is a result of certain developed technology acquired in our 2003 acquisition being fully amortized as of December 31, 2004. We expect amortization of other acquired technology to be approximately $0.9 million for the remainder of 2005.

Operating Expenses

Research and Development
      The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

Research and development	$10,247	$13,302	(23)%
      Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses decreased to $10.2 million for the three months ended March 31, 2005 from $13.3 million for the three months ended March 31, 2004, representing approximately 18% and 25% of total revenues for those periods, respectively. The $3.1 million or 23% decrease for the three months ended March 31, 2005 compared to the same period in 2004 was due primarily to a $1.9 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan and a $0.7 million decrease in third-party consulting costs. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For the remainder of 2005, we expect the research and development expenses as a percentage of total revenues to remain relatively consistent with the first quarter of 2005, or decrease slightly from the 2004 levels.

Sales and Marketing
      The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

Sales and marketing	$25,358	$22,552	12%
      Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $25.4 million for the three months ended March 31, 2005 from $22.6 million for the three months ended March 31, 2004, representing approximately 43% and 42%, respectively, of total revenues for those periods. The $2.8 million or 12% increase for the three months ended March 31, 2005 compared to the same period in 2004 was due primarily to a $2.1 million increase in personnel-related costs and a $0.7 million increase in travel-related expenses, as a result of headcount increasing from 255 in March 2004 to 336 in March 2005. For the remainder of 2005, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with the first quarter of 2005.

General and Administrative
      The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

General and administrative	$5,106	$4,957	3%
      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses increased slightly to $5.1 million the three months ended March 31, 2005 from $5.0 million for the three months ended March 31, 2004, representing 9% of total revenues for both periods. The $0.1 million or 3% increase for the three months ended March 31, 2005 compared to the same period in 2004 is primarily due to a $0.5 million increase in personnel related costs and third-party consulting service costs which was partially offset by a $0.4 million decrease in facilities and related overhead costs. The increase of personnel related costs and consulting services expense were primarily due to the costs associated with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). For the remainder of 2005, we expect general and administrative expenses as a percentage of total revenues will remain relatively consistent with the first quarter of 2005, or slightly below the 2004 levels.

Amortization of Intangible Assets
      The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended
	March 31,

	2005	2004	Change

Amortization of intangible assets	$47	$55	(15)%
      Amortization of intangible assets is the amortization of customer relationships acquired through business combinations. Amortization of intangible assets decreased to $47,000 for the three months ended March 31, 2005 from $55,000 for the three months ended March 31, 2004. The decrease in the three months ended March 31, 2005 compared to the same period in the prior year is a result of certain customer relationships acquired prior to 2003 acquisition being fully amortized as of June 30, 2004. We expect amortization of the remaining intangible assets to be approximately $0.1 million for the remainder of 2005.

Facilities Restructuring Charges
      The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

Restructuring and excess facilities charges	$1,558	$—	n/a	%
      In the three months ended March 31, 2005, the Company recorded $1.6 million of restructuring charges which included $1.2 million of accretion charges and a $0.3 million adjustment related to the 2004 Restructuring Plan (See Note 4, Restructuring Charges, above.)
      As of March 31, 2005, $105.6 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan
      Net cash payments under the 2004 Restructuring Plan for the three months ended March 31, 2005 related to the consolidation of excess facilities were $4.1 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2005 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
      Going forward, our results of operations should be positively affected by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written-off. We estimate that these combined expense reductions will be approximately $10 to $11 million annually.

2001 Restructuring Plan
      Net cash payments under the 2001 Restructuring Plan for three months ended March 31, 2005 and 2004 related to the consolidation of excess facilities was $1.1 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2005 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.1 million in each of the three months ended March 31, 2005 and 2004.
      In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations.
Interest Income and Other, Net
      The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

Interest income and other, net	$1,033	$689	50%
      Interest income and other, net is primarily interest income earned on our cash, cash equivalents, investments and restricted cash. The increase of $0.3 million or 50% in the three months ended March 31, 2005 compared to the same period in 2004 was primarily due to a $0.5 million increase in interest income which was partially offset by a $0.2 million increase in foreign exchange loss. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Provision for Income Taxes
      The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,

	2005	2004	Change

Provision for income taxes	$1,372	$347	295%
      We recorded an income tax provision of $1.4 million and $0.3 million in the three months ended March 31, 2005 and 2004, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the three months ended March 31, 2005 differed from the recorded income tax provision primarily due to the realization of a portion of previously unbenefitted tax attributes of $1.5 million partially offset by foreign income and withholding taxes of $0.7 million and state taxes of $0.2 million. Our tax provision for the remainder of 2005 will be heavily dependent upon the jurisdictional mix in which we generate pretax income, the level of earnings subject to foreign incomes taxes, and the amount of foreign withholding taxes paid.

Liquidity and Capital Resources
      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of March 31, 2005, we had $246.9 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.

	Three Months Ended
	March 31,

	2005	2004

	(In millions)
Cash and cash equivalents and short-term investments	$246.9	$232.0
Working capital	$162.6	$170.3
Stockholders’ equity	$200.1	$297.5
      Our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances and acquire businesses and technologies to expand our product offerings.
      A number of non-cash items were charged to expenses and decreased our net income in the three months ended March 31, 2005 and 2004. These items include depreciation and amortization of property and equipment and intangible assets, impairment of goodwill and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating income will have no corresponding impact on our operating cash flows.
      Operating activities: Cash provided by operating activities for the three months ended March 31, 2005 was $11.6 million, representing an improvement of $7.5 million from the three months ended March 31, 2004. This improvement primarily resulted from $2.4 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, an increase in deferred revenues and income taxes payable offset by payments to reduce our accrual for excess facilities, accounts payable and accrued liabilities. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 44 days at March 31, 2004 to 41 days at March 31, 2005. Days outstanding at March 31, 2005 were primarily impacted by improvements to our collection program. Deferred revenues increased primarily due to increased maintenance renewals. Cash provided by operating activities for the three months ended March 31, 2004 was $4.1 million and primarily resulted from our net income, after adjusting for non-cash depreciation and amortization expenses, and payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors by the nature of vendor arrangements and management’s assessment of our cash inflows.
      Investing Activities: We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook. We have classified our investment portfolio as “available for sale,” and our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.
      Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our

Employee Stock Purchase Plan and general market conditions. From time to time, our Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of our common stock in the open market.
      We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, because our operating results may fluctuate significantly as a result of a decrease in customer demand or the acceptance of our products, we may not in the future be able to generate positive cash flows from operations. If this occurred, we would require additional funds to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through public or private equity financings or from other sources. We may not be able to obtain adequate or favorable financing at that time. Any financing we obtain may dilute our stockholders’ ownership interests.

Other Uses of Cash
      In July 2004, our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances and general business and market conditions. Our Board of Directors recently authorized the extension of the program through the end of 2005. In 2004, we purchased 1,055,000 shares at a cost of $6.1 million under this program. In the three months ended March 31, 2005, we purchased 655,000 shares at a cost of $5.3 million under this program. These shares were retired and reclassified as authorized and unissued shares of common stock. Purchases may be made from time to time in the open market and will be funded from available working capital.
      We may continue to repurchase shares from time to time in order to take advantage of attractive share price levels, as determined by management and approved by the Board of Directors. The timing and terms of the transactions will depend on market conditions, our liquidity and other considerations.
      A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products or technologies. We are not currently a party to any contracts or letters of intent with respect to any acquisitions. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.

Operating Leases
      We lease certain office facilities and equipment under noncancelable operating leases. During 2004, 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $137.2 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 4, Restructuring Charges and Note 5, Commitments and Contingencies, in notes to the condensed consolidated financial statements in Part I, Item 1.
      Our future minimum lease payments as of March 31, 2005 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2005	$15,780	$(1,030)	$14,750
2006	21,383	(2,747)	18,636
2007	20,247	(1,850)	18,397
2008	16,765	(2,016)	14,749
2009	17,216	(1,242)	15,974
Thereafter	61,390	—	61,390

	$152,781	$(8,885)	$143,896

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

Risk Factors
      In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2004.
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
      Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter.
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
Changes in our product packaging and pricing may impact market acceptance of our products and affect our results of operations.
      We recently announced the release of PowerCenter Advanced Edition. This edition of PowerCenter includes two previously at-cost options, team-based development and server grid, as well as two previously separate products, PowerAnalyzer and SuperGlue. We also simultaneously announced that we are removing these two options and these two separate products from our price list. PowerCenter Advanced Edition is priced higher than the standard edition of PowerCenter but less than the aggregate price of all components previously sold separately. The success of this product transition is subject to significant risks, including:

•	we may receive less revenue from PowerCenter Advanced Edition than we would have received from the sale of each of the components previously sold separately;

•	customers may be confused by the change in the product offerings and may delay or defer purchases; and

•	existing customers of PowerAnalyzer and SuperGlue may not renew their support services agreements, which may reduce our overall maintenance revenues and maintenance renewal rates;
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
      Our current and potential competitors may make strategic acquisitions, consolidate their operations or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our prospective customers, such as IBM’s recently announced acquisition of Ascential Software. This acquisition could cause customers to defer their purchasing decisions. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations and financial condition.
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

The loss of our key personnel or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
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
      In addition to the sales force turnover experienced in the first half of 2004, we have also recently experienced an increased level of turnover in other areas of the business. If we are unable to effectively attract and train new personnel, or if we continue to experience a heightened level of turnover, our results of operations may be negatively impacted.
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
      While our strategic partnership with IBM’s BCS group has been successful in the past, IBM’s recently announced acquisition of Ascential Software may make it more critical that we strengthen our relationships with our other strategic partners. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
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
      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter, PowerMart, PowerConnect and related services. We expect sales of our data integration software and related services to comprise substantially all of our revenues for the foreseeable future. If any of our products do not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Striva acquisition, we began selling and marketing PowerExchange as part of our complete product offering. Market acceptance for PowerExchange, as well as our current products, could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes and controls.
      We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific market. We may not be able to successfully implement improvements to these systems, processes and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products or increase our technical support costs.
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
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our consolidated financial statements. SFAS No. 123(R) is effective for first interim periods beginning after June 15, 2005. Pro forma disclosure is no longer an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rules allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, starting after June 15, 2005 instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for certain issuers. We are therefore required to adopt SFAS No. 123(R) in the first quarter of 2006. Although we have not completed our evaluation of the impact of this accounting pronouncement, the adoption of SFAS No. 123(R) is expected to have a material adverse impact on our consolidated financial position and results of operations, as we expect the adoption of SFAS No. 123(R) will result in an increase in our operating expenses and a reduction in our net income and earnings per share, all of which could result in a decline in the price of our common stock.
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
      Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. If either of these situations occur, we would not be able to continue to market our products as interoperable with such third party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.
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
      The market for our products is characterized by continuing technological development, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete, unmarketable or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applica-

tions could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forego purchases of our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
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
      We have significant operations outside the United States, including software development centers in India, the Netherlands and the United Kingdom, sales offices in Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and customer support centers in the Netherlands, India and the United Kingdom. Additionally, we have recently opened offices in Japan and Korea, and we plan to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful.
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

      Our software development centers in India, the Netherlands and the United Kingdom also subject our business to certain risks, including:

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	communication delays between our main development center in Redwood Shores, California and our development centers in India, the Netherlands and the United Kingdom as a result of time zone differences, which may delay the development, testing or release of new products;

•	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

•	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.
      Additionally, our international operations as a whole are subject to a number of risks, including the following:

•	greater risk of uncollectible accounts and longer collection cycles;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	greater risk of a failure of our for foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and unfair trade regulations;

•	business practices with European and other foreign governments and entities may differ from those in North America and may require us to include terms in our software license agreements, such as extended warranty terms, that will require us to defer license revenue and recognize it ratably over the warranty term or other performance obligation included within the agreement;

•	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

•	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes and controls in Asia, especially China, Hong Kong, Taiwan and Korea;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.
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
We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.
      We have substantial real estate lease commitments in the United States, a significant portion of which is subleased to third parties. The terms of most of these sublease agreements account for only a portion of the period our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to timely pay the sublease rent amounts, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected.
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
      All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of March 31, 2005, we did not hold derivative financial instruments.
Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist primarily of commercial paper, auction rate securities, U.S. government notes and bonds, corporate bonds and municipal securities. All investments are carried at market value, which approximates cost.
      As of March 31, 2005, the average rate of return on our investments was 2.2%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2005, the fair market value of the portfolio would decline by less than $0.8 million. Declines in interest rates could, over time, reduce our interest income.
Foreign Currency Risk
      We market and sell our software and services through our direct sales force and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom and Japan. We also have relationships with indirect channel partners in other regions including Europe, Asia-Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As an example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could make our products less competitive in these markets. As our sales are primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and Great Britain pound, may have an impact on our quarterly financial results. To date, we have not engaged in any foreign currency hedging activities.

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
      Changes in Internal Control Over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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
      We accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of January 9, 2006 to consider final approval of the settlement.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      Repurchases of Equity Securities
      On July 2, 2004, we announced a stock repurchase program to purchase up to 5,000,000 shares of our common stock. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. We repurchased a total of 655,000 shares in the quarter ended March 31, 2005, and at March 31, 2005, 3,290,000 shares remained available for repurchase under the program.
      The following table provides information about the repurchase of our common stock during the three months ended March 31, 2005:

				(2)
			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

January 1 – January 31	80,000	$7.74	80,000	3,865,000
February 1 – February 28	575,000	$8.05	575,000	3,290,000
March 1 – March 31	—	—	—	3,290,000

Total	655,000	$8.01	655,000	3,290,000

(1)	All shares repurchased in open-market transactions under the repurchase program.
(2)	We announced the repurchase program on July 2, 2004. Our Board of Directors recently authorized the extension of the program through the end of 2005. The repurchase program authorizes the repurchase of up to five million shares of our common stock.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.31	Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman.
10.32	Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman.
10.33	2005 Cash Bonus Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, County of San Mateo, State of California, on the 9th day of May 2005.

INFORMATICA CORPORATION

/s/ Earl E. Fry

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2005

Number	Exhibit Title

10.31	Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman.
10.32	Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman.
10.33	2005 Cash Bonus Plan.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.