Form 10-Q
period 2005-06-30
INFORMATICA CORP
filed 2005-08-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes ☑          No ☐
      As of August 1, 2005, there were approximately 87,833,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$74,167	$88,941
Short-term investments	176,347	152,160
Accounts receivable, net	30,670	42,535
Prepaid expenses and other current assets	10,109	7,837

Total current assets	291,293	291,473
Restricted cash	12,166	12,166
Property and equipment, net	22,258	20,063
Goodwill	81,897	82,245
Intangible assets, net	4,766	2,880
Other assets	846	941

Total assets	$413,226	$409,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,872	$7,476
Accrued liabilities	13,956	15,581
Accrued compensation and related expenses	14,682	15,681
Income taxes payable	4,954	3,142
Accrued facilities restructuring charges	18,984	20,080
Accrued merger costs	67	209
Deferred revenues	68,260	62,443

Total current liabilities	124,775	124,612
Accrued facilities restructuring charges, less current portion	82,635	89,171
Accrued merger costs, less current portion	131	263

Total liabilities	207,541	214,046

Commitments and contingencies
Stockholders’ equity:
Common stock	389,338	390,035
Deferred stock-based compensation	(504)	(1,000)
Accumulated deficit	(183,138)	(195,088)
Accumulated other comprehensive income (loss)	(11)	1,775

Total stockholders’ equity	205,685	195,722

Total liabilities and stockholders’ equity	$413,226	$409,768

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Revenues:
License	$28,103	$23,292	$53,059	$48,210
Service	36,102	29,742	69,537	58,997

Total revenues	64,205	53,034	122,596	107,207

Cost of revenues:
License	1,135	624	1,845	1,725
Service	11,387	9,663	21,868	19,746
Amortization of acquired technology	233	581	469	1,155

Total cost of revenues	12,755	10,868	24,182	22,626

Gross profit	51,450	42,166	98,414	84,581
Operating expenses:
Research and development	10,460	13,924	20,707	27,226
Sales and marketing	29,028	22,590	54,386	45,142
General and administrative	4,994	4,709	10,100	9,666
Amortization of intangible assets	47	48	94	103
Facilities restructuring charges	70	—	1,628	—

Total operating expenses	44,599	41,271	86,915	82,137

Income from operations	6,851	895	11,499	2,444
Interest income and other, net	1,571	426	2,604	1,115

Income before provision for income taxes	8,422	1,321	14,103	3,559
Provision for income taxes	781	342	2,153	689

Net income	$7,641	$979	$11,950	$2,870

Basic net income per common share	$0.09	$0.01	$0.14	$0.03

Diluted net income per common share	$0.09	$0.01	$0.13	$0.03

Shares used in computing basic net income per common share	86,876	85,557	86,881	85,184

Shares used in computing diluted net income per common share	89,760	88,394	89,502	89,320

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Operating activities
Net income	$11,950	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,464	5,257
Provision for doubtful accounts and sales and returns allowances	(203)	(254)
Amortization and compensation expense related to stock options	462	2,700
Amortization of intangible assets and acquired technology	563	1,258
Non-cash facilities restructuring charges	1,628	—
Loss on sale of property and equipment	3	19
Changes in operating assets and liabilities:
Accounts receivable	12,068	3,211
Prepaid expenses and other assets	(4,677)	(2,612)
Accounts payable and accrued liabilities	(5,229)	(3,209)
Accrued compensation and related expenses	(999)	(2,457)
Income taxes payable	1,715	(468)
Accrued facilities restructuring charges	(9,239)	(2,161)
Accrued merger charges	(37)	(203)
Deferred revenues	5,817	2,454

Net cash provided by operating activities	18,286	6,405

Investing activities
Purchases of property and equipment	(6,892)	(1,434)
Purchases of investments	(117,842)	(90,281)
Maturities and sales of investments	93,635	80,582

Net cash used in investing activities	(31,099)	(11,133)

Financing activities
Net proceeds from issuance of common stock	11,762	8,408
Repurchases and retirements of common stock	(12,217)	—

Net cash provided by (used in) financing activities	(455)	8,408

Effect of foreign exchange rate changes on cash and cash equivalents	(1,506)	21
Net increase (decrease) in cash and cash equivalents	(14,774)	3,701
Cash and cash equivalents at beginning of period	88,941	82,903

Cash and cash equivalents at end of period	$74,167	$86,604

Supplemental disclosures:
Income taxes paid	$649	$1,180

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(20)	$79

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation
      The accompanying condensed consolidated financial statements of Informatica Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature, except see Note 4. Restructuring Charges for a description of other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2005 and 2004 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2005 or any future period.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income	$7,641	$979	$11,950	$2,870
Weighted average shares outstanding	86,900	85,823	86,913	85,485

Weighted average unvested shares of common stock subject to repurchase	(24)	(266)	(32)	(301)

Shares used in computing basic net income per common share	86,876	85,557	86,881	85,184

Effect of dilutive securities	2,884	2,837	2,621	4,136

Shares used in computing dilutive net income per common share	89,760	88,394	89,502	89,320

Basic net income per common share	$0.09	$0.01	$0.14	$0.03

Diluted net income per common share	$0.09	$0.01	$0.13	$0.03

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Option Grants:
Expected life of options (years)	3.0 year	3.0 year	3.0 year	3.0 year
Risk-free interest rate	3.7%	3.3%	3.8%	3.0%
Volatility	61%	85%	63%	87%
ESPP:
Expected life of options (years)	1.25 year	1.25 year	1.25 year	1.25 year
Risk-free interest rate	3.1%	1.4%	3.1%	1.4%
Volatility	45%	64%	45%	64%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of highly subjective assumptions. Because the Company’s stock-based awards have characteristics significantly different from those in traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. During the first quarter of 2005, the Company modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under its employee stock purchase plan, and made other corrections to its 2004 pro forma charges. The previous amounts for the three and six months ended June 30, 2004 have been revised to reflect these corrections. The pro forma stock-based compensation expense reported under the fair value method was previously reported as $4.1 million and $7.5 million for the three and six months ended June 30, 2004, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$7,641	$979	$11,950	$2,870
Stock-based employee compensation included in net income as reported, net of related tax effects*	224	1,693	462	2,331
Stock-based employee compensation using the fair value method, net of related tax effects*	(4,254)	(5,817)	(8,956)	(9,593)

Net income (loss), pro forma	$3,611	$(3,145)	$3,456	$(4,392)

Basic net income (loss) per common share:
As reported	$0.09	$0.01	$0.14	$0.03
Pro forma	$0.04	$(0.04)	$0.04	$(0.05)
Diluted net income (loss) per common share:
As reported	$0.09	$0.01	$0.13	$0.03
Pro forma	$0.04	$(0.04)	$0.04	$(0.05)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
      These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year.

Note 2.	Comprehensive Income (Loss)
      Other comprehensive income refers to gains and losses that, under the accounting principles generally accepted in the United States of America, are recorded as an element of stockholders’ equity and are excluded from net income.
      Comprehensive income (loss) consisted of the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net income, as reported	$7,641	$979	$11,950	$2,870
Other comprehensive income (loss):
Unrealized gain (loss) on investments*	244	(786)	(20)	(741)
Foreign currency translation adjustment*	(1,138)	79	(1,766)	(145)

Comprehensive income	$6,747	$272	$10,164	$1,984

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accumulated other comprehensive income (loss) as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004

Unrealized loss on investments	$(665)	$(645)
Cumulative foreign currency translation adjustment	654	2,420

	$(11)	$1,775

*	The tax effect on unrealized gain (loss) on investment and foreign currency translation adjustment has not been significant.

Note 3.	Goodwill and Intangible Assets
      The carrying amount of the goodwill and intangible assets as of June 30, 2005 and December 31, 2004 is as follows (in thousands):

	June 30, 2005			December 31, 2004

	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core technology	$6,378	$(4,726)	$1,652	$6,429	$(4,257)	$2,172
Purchased technology	2,500	—	2,500	—	—	—
Developed technology	1,775	(1,775)	—	1,775	(1,775)	—
Customer relationships	945	(331)	614	945	(237)	708
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$11,895	$(7,129)	$4,766	$9,446	$(6,566)	$2,880

Goodwill			$81,897			$82,245
      Amortization expense of intangible assets was approximately $0.3 million and $0.6 million for three months ended June 30, 2005 and 2004, respectively, and $0.6 million and $1.3 million for six months ended June 30, 2005 and 2004, respectively. The weighted-average amortization periods of the Company’s core technology, developed technology, customer relationships and patents are 3.5 years, 1.25 years, 5 years and 3 years, respectively. In the first quarter of 2005, the Company purchased a source code license with a value of $2.5 million. The amortization expense related to identifiable intangible assets as of June 30, 2005 is expected to be $0.6 million for the remainder of 2005, and $1.1 million, $0.5 million and $0.1 million in 2006, 2007 and 2008, respectively.
      Core technology at June 30, 2005 and December 31, 2004 totaling $0.7 million and $1.0 million, net, related to the Company’s acquisition of Striva Corporation in September 2003, was recorded in a European local currency; therefore the gross carrying amount and accumulated amortization are subject to periodic currency translation adjustments.
      In the first quarter of 2005, the Company recorded a $0.1 million decrease in goodwill related to closing out an escrow account. In the second quarter of 2005, the Company recorded a $0.2 million decrease in goodwill related to a reduction of accrued merger costs.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Facilities Restructuring Charges

2004 Restructuring Plan
      In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In February 2005, the Company subleased approximately 187,000 square feet of its previous corporate headquarters at Pacific Shore Center through July 2013 with a right of termination by the tenant which is exercisable in July 2009. As a result, the Company recorded facilities restructuring charges (“restructuring charges”) of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which is comprised of the present value of lease payment obligations for the remaining nine year lease term of the previous corporate headquarters, net of actual and estimated sublease income. In June 2005, the Company entered into a sublease agreement to sublease approximately 51,000 square feet of its excess space at Pacific Shore Center through August 2008 with an option to renew through July 2013. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions of $1.1 million for the remainder of 2005, $4.3 million in 2006, $4.5 million in 2007, $4.4 million in 2008, $2.3 million in 2009, $0.8 million in 2010, $3.1 million in 2011, $3.7 million in 2012 and $3.0 million in 2013. If the Company is unable to sublease the Pacific Shore Center facilities during the remaining optional lease term through 2013, restructuring charges could increase by approximately $10.8 million.
      The Company will recognize approximately $22.5 million of accretion as a restructuring charge over the remaining term of the lease, or approximately eight years, as follows: $2.3 million for the remainder of 2005; $4.3 million in 2006; $4.0 million in 2007; $3.6 million in 2008; $3.1 million in 2009; $2.4 million in 2010; $1.7 million in 2011; $0.9 million in 2012; and $0.2 million in 2013. Accretion represents imputed interest and is the difference between the Company’s non-discounted future cash obligations and the discounted present value of these cash obligations.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at	Restructuring				Charges at
	December 31,			Net Cash	Non-Cash	June 30,
	2004	Charges	Adjustments	Payment	Reclass	2005

2004 Restructuring Plan
Excess lease facilities	$88,521	$2,465	$(823)	$(7,082)	$(21)	$83,060
2001 Restructuring Plan
Excess lease facilities	20,730	—	(14)	(2,157)	—	18,559

	$109,251	$2,465	$(837)	$(9,239)	$(21)	$101,619

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-Cash	June 30,
	2003	Charges	Payment	Reclass	2004

2001 Restructuring Plan
Excess lease facilities	$15,167	—	$(2,161)	—	$13,006

      In the three months ended June 30, 2005, the Company recorded $70,000 of restructuring charges. This charge included $1.2 million of accretion charges, and a $0.3 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions, offset by an adjustment to reflect a $1.4 million increase in the Company’s assumed sublease income, as a result of subleasing excess space under the 2004 Restructuring Plan. In the six months ended June 30, 2005, the Company recorded $1.6 million of restructuring charges. This charge included $2.5 million of accretion charges, and a $0.6 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions, offset by an adjustment to reflect a $1.4 million increase in the Company’s assumed sublease income. As of June 30, 2005, $19.0 million of the $101.6 million accrued restructuring charges was classified as current liabilities and the remaining $82.6 million was classified as noncurrent liabilities.
      The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the purchase price allocation. The $2.1 million merger accrual was adjusted by $0.2 million in both 2004 and 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.2 million and $1.0 million were paid in 2004 and 2003, respectively, and $18,000 and $36,000 was paid during the three and six months ended June 30, 2005, respectively. During the second quarter of 2005, the Company reduced accrued merger costs by approximately $0.2 million, resulting in a decrease in the goodwill balance due to an adjustment in facility restructuring assumptions. As of June 30, 2005, $67,000 of these costs was classified as current liabilities and $0.1 million was classified as noncurrent liabilities.

Note 5.	Commitments and Contingencies

Lease Obligations
      In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The lease term is from December 15, 2004 to December 31, 2007 (with a three-year renewal option). Minimum contractual lease payments are $1.5 million, $1.9 million and $2.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.
      The Company entered into two lease agreements in February 2000 for two office buildings in Redwood City, California, which it occupied in August 2001. The lease expires in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if the Company’s annual revenues reach $750 million, and the Company has quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.
      The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Operating lease payments in the table below include approximately $133.0 million, net of actual sublease income, for operating lease commitments for facilities that are included in restructuring charges. See Note 4, Restructuring Charges, above for a further discussion.
      Future minimum lease payments as of June 30, 2005 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2005	$10,555	$(1,058)	$9,497
2006	21,308	(3,163)	18,145
2007	20,174	(2,397)	17,777
2008	16,717	(2,392)	14,325
2009	17,169	(1,242)	15,927
Thereafter	61,370	—	61,370

	$147,293	$(10,252)	$137,041

      In June 2005, the Company subleased 51,000 square feet of office space at Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an option to renew through July 2013. In February 2005, the Company subleased 187,000 square feet of office space at Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the subtenant which is exercisable in July 2009. In 2004, the Company signed sublease agreements for leased office space in Palo Alto and Scotts Valley, California. In 2003, the Company signed sublease agreements for leased office space in San Francisco, Palo Alto and Redwood City, California. During 2002, the Company signed sublease agreements for leased office space in Palo Alto, California and Carrollton, Texas.

Warranties
      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the Financial Accounting Standards Board (“FASB”) SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free of defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2005 and December 31, 2004. To date, the Company’s product warranty expense has not been significant.

Indemnification
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
      The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently in the discovery phase.
      The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 6.	Income Taxes
      The Company recorded an income tax provision of $0.8 million and $2.2 million for the three and six months ended June 30, 2005, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. The Company recorded a provision for income tax of $0.3 million and $0.7 million for the three and six months ended June 30, 2004, which primarily represents federal alternative minimum taxes, and income and withholding taxes attributable to foreign operations. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the six months period ending June 30, 2005 differed from the recorded income tax provision primarily due to the reversal of a portion of the Company’s valuation allowance to reflect the utilization of approximately $3.7 million of tax attributes partially offset by foreign income and withholding taxes of $0.5 million and state taxes of $0.4 million.

Note 7.	Stock Repurchases
      On July 2, 2004, the Company announced a share repurchase program for up to five million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances and general business and market conditions. For the three and six months ended June 30, 2005, the Company purchased 882,500 shares at a cost of $6.9 million and 1,537,500 shares at a cost of $12.2 million, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock.

Note 8.	Recent Accounting Pronouncements
      In June 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas where as SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods after adoption, but will result in no change to total cash flow. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options and purchases under the Company’s ESPP. The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. Although the Company has not completed its evaluation of the impact of this accounting pronouncement, the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s total cash flows, but is expected to reduce the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. See Note 1. Summary of Significant Accounting Policies Stock-Based Compensation, above, for the effect on reported net income (loss) and earnings per share if the Company had accounted for its stock option and stock purchase plans using the fair value recognition provisions of SFAS No. 123.

Note 9.	Significant Customer Information and Segment Reporting
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
      The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
North America	$45,737	$38,963	$83,905	$76,204
Europe	15,913	11,814	34,601	26,341
Other	2,555	2,257	4,090	4,662

	$64,205	$53,034	$122,596	$107,207

	June 30,	December 31,
	2005	2004

Long-lived assets (excluding goodwill):
North America	$23,383	$18,982
Europe	3,065	3,476
Other	576	485

	$27,024	$22,943

      No customer accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2005 and 2004. At June 30, 2005 and 2004, no single customer accounted for more than 10% of the accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology and stock-based compensation; provision for income taxes; deferred taxes; international expansion beyond North America and Europe; the ability of our products to meet customer demand; expected savings from our 2004 Restructuring Plan; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
      We license our software and provide services to many industry sectors, including, but not limited to, financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We market and sell our software and services through our global direct sales force in the United States, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom and Japan. We also maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend and/or implement our solutions. In addition, we also have relationships with distributors in various regions, including Europe, Asia-Pacific, Australia, Japan and Latin America, who sublicense our products and provide service and support within their territories. Most of our international sales have been in Europe. Revenues outside of Europe and North America, which includes the United States and Canada, were 4% or less of total consolidated revenues in 2005, 2004 and 2003, but we anticipate further expansion outside of these two regions in the future.
Critical Accounting Policies
      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For further information on our critical accounting policies, see the discussion in Note 1, Summary of Significant Accounting Policies of notes to condensed consolidated financial statements and Note 8, Recent Accounting Pronouncements.
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
      For transactions to all customers, including direct end users, resellers, distributors and OEMs, where the customer is deemed credit-worthy, but where the stated payment terms of the transaction are greater than 45 days from the invoice date, we recognize revenue when the payments become due. In assessing this policy in light of our continuing international expansion where stated payment terms can be slightly longer, we determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis would be more reflective of the Company’s standard payment terms with its customers. Therefore, effective January 1, 2005, we began to recognize revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. We have analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to our quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.
      When a customer, including direct end-users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
      We recognize maintenance revenues, which consist of fees for ongoing support and product updates and upgrades, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on a very infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Education services revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product and are not otherwise essential to the functionality of the software, and the payment terms for licenses are not dependent on additional acceptance criteria.

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
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At June 30, 2005 and December 31, 2004, our allowance for doubtful accounts balance, which related to our historical experience applied to accounts receivable not specifically reserved and to a lesser extent specific accounts where we believe collection is not probable, was $0.6 million and $0.8 million, respectively. These amounts represent 2% of total accounts receivable at June 30, 2005 and December 31, 2004.

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
Recent Accounting Pronouncements
      For recent accounting pronouncements see Note 8. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1.

Results of Operations
      The following table presents certain financial data for the three and six months ended June 30, 2005 and 2004 as a percentage of total revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues:
License	44%	44%	43%	45%
Support and service	56	56	57	55

Total revenues	100	100	100	100

Cost of revenues:
License	2	1	2	2
Support and service	18	18	18	18
Amortization of acquired technology	—	1	—	1

Total cost of revenues	20	20	20	21

Gross margin	80	80	80	79
Operating expenses:
Research and development	16	26	17	25
Sales and marketing	45	43	44	42
General and administrative	8	9	8	9
Amortization of intangible assets	—	—	—	—
Restructuring charges	—	—	1	—

Total operating expenses	69	78	70	76

Income from operations	11	2	10	3
Interest income and other, net	2	1	2	1

Income before provision for income taxes	13	3	12	4
Provision for income taxes	1	1	2	1

Net income	12%	2%	10%	3%

Revenues
      The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

License revenues	$28,103	$23,292	21%	$53,059	$48,210	10%
Service revenues:
Maintenance revenues	25,385	21,403	19%	49,122	42,832	15%
Consulting and education revenues	10,717	8,339	29%	20,415	16,165	26%

Total service revenues	36,102	29,742	21%	69,537	58,997	18%

Total revenues	$64,205	$53,034	21%	$122,596	$107,207	14%

      Our total revenues increased to $64.2 million for the three months ended June 30, 2005 from $53.0 million for the three months ended June 30, 2004 representing an increase of $11.2 million or 21%. Total revenues increased to $122.6 million for the six months ended June 30, 2005 from $107.2 million for the six months ended June 30, 2004 representing an increase of $15.4 million or 14%.

License Revenues
      Our license revenues increased to $28.1 million and $53.1 million for the three and six months ended June 30, 2005, respectively, and from $23.3 million and $48.2 million for the three and six months ended June 30, 2004, respectively. The $4.8 million or 21% increase for the three months ended June 30, 2005 and the $4.8 million or 10% increase for the six months ended June 30, 2005 compared to the same periods in 2004 were primarily due to an increase in both the volume and the average transaction amount of our orders in the second quarter of 2005 and an increase in international license revenues in the first half of 2005. The average transaction amount for orders greater than $100,000 in the second quarter of 2005 increased to $307,000 from $274,000 in the second quarter of 2004. The increase in average transaction amount of orders and strong international license revenue are the result of higher productivity from our larger sales and marketing team and growth in the broader data integration market.

Service Revenues

Maintenance Revenues
      Maintenance revenues increased to $25.4 million for the three months ended June 30, 2005 from $21.4 million for the three months ended June 30, 2004 and increased to $49.1 million for the six months ended June 30, 2005 from $42.8 million for the six months ended June 30, 2004. The $4.0 million or 19% increase and $6.3 million or 15% increase for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004, were primarily due to consistently strong renewals of maintenance contracts in 2005 coupled with the increasing size of our customer base. For the remainder of 2005, we expect maintenance revenues to increase from the second quarter of 2005 as we continue to increase our customer base.

Consulting and Education Services Revenues
      Consulting and education services revenues increased to $10.7 million for the three months ended June 30, 2005 from $8.3 million for the three months ended June 30, 2004 and increased to $20.4 million for the six months ended June 30, 2005 from $16.2 million for the six months ended June 30, 2004. The $2.4 million or 29% increase and $4.2 million or 26% increase for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 were primarily due to an increase in demand in consulting and education services in North America. For the remainder of 2005, we expect revenues from consulting and education services to remain relatively consistent with, or increase modestly from the second quarter of 2005.

International Revenues
      Our international revenues increased to $18.5 million for the three months ended June 30, 2005 from $14.1 million for the three months ended June 30, 2004 and increased to $38.7 million for the six months ended June 30, 2005 from $31.0 million for the six months ended June 30, 2004. The $4.4 million or 31% increase and $7.7 million or 25% increase for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 were primarily due to 33% and 31% increases in international license revenue for the three and six months ended June 30, 2005, respectively, as a result of our continued expansion in Europe and Asia-Pacific. International revenues as a percentage of total revenues were 29% and 32% for the three and six months ended June 30, 2005 and 27% and 29% for the three and six months ended June 30, 2004, respectively.

Key Factors Affecting Revenues
      Certain key factors will affect our ability to meet our forecasted revenue in the remaining periods of 2005, including the following:

•	Conversion of our Sales Pipeline. As a result of the continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted revenues for the remaining periods of 2005 will continue to be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See “Risk Factors — We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could continue to cause our stock price to decline.”

•	General Economic Uncertainty. The general economic uncertainty caused customer purchases to be reduced in amount, deferred or cancelled, and therefore reduced the overall license pipeline conversion rates in much of 2003 and 2004. Although we believe that the broader software market is steadily recovering from this period of uncertainty, any interruption or delay in the current recovery could cause a reduction in the rate of conversion of our sales pipeline into license revenue for the remaining periods of 2005 and beyond. See “Risk Factors — If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline” and “Risk Factors — We have experienced reduced sales pipeline and pipeline conversion rates in the past, which has adversely affected the growth of our company and the price of our common stock.”

•	New Edition of PowerCenter. On February 22, 2005, we announced the release of PowerCenter Advanced Edition. This edition of PowerCenter includes two previously at-cost options, team-based development and server grid, as well as two previously separate products, PowerAnalyzer and SuperGlue. We also announced on this date that we were removing these two options and these two separate products from our price list. PowerCenter Advanced Edition is priced higher than the standard edition of PowerCenter but less than the aggregate price of all components previously sold separately. Because this edition of PowerCenter and its pricing are new, we cannot predict its impact on overall PowerCenter sales and revenues.

•	Sales Force Turnover. We experienced increased sales force turnover in the first half of 2004 and we continued to add new sales personnel in late 2004 and the first half of 2005. Because we typically experience lower productivity from newly hired sales personnel for a period of six to 12 months, these new sales personnel may not be able to generate significant license revenues in 2005. See “Risk Factors — An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

•	Competition. While we believe that IBM’s recently announced acquisition of Ascential Software presents us with an opportunity to be the most open data integration platform for our customers, the acquisition could lead to customer confusion or uncertainty, and may cause customers to defer or delay their purchasing decisions for data integration software. See Risk Factors — “If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.”

•	Quarterly Fluctuations. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our license revenues are not predictable with any significant degree of certainty. Furthermore, we have historically recognized a substantial portion of our license revenues in the last month of each quarter. In addition, we typically receive a substantial portion of new license orders in the last few weeks of each quarter.

Future Revenues (New Orders, Backlog and Deferred Revenues)
      Our future revenues are dependent upon (i) new orders received, shipped and recognized in a given quarter and (ii) our backlog and deferred revenues entering a given quarter. Our backlog is comprised of product license orders that have not shipped as of the end of a given quarter and orders to distributors, resellers and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (i) maintenance revenues that we recognize over the term of the contract, typically one year, (ii) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (iii) consulting and education services revenues that have been prepaid and services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and we historically have not had a substantial backlog of license orders awaiting shipment at the end of any given quarter. Aggregate backlog and deferred revenues at June 30, 2005 was approximately $83.6 million compared to $57.4 million at June 30, 2004 and $76.0 million at March 31, 2005. This increase at June 30, 2005 compared to June 30, 2004 was primarily due to an increase in deferred maintenance revenues and to a lesser extent license orders awaiting shipment and orders shipped which will be recognized as revenue upon cash receipt. We do not believe that backlog and deferred revenues as of any particular date is indicative of future results.
Cost of Revenues
      The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Cost of license revenues	$1,135	$624	82%	$1,845	$1,725	7%
Cost of service revenues	11,387	9,663	18%	21,868	19,746	11%
Amortization of acquired technology	233	581	(60)%	469	1,155	(59)%

	$12,755	$10,868	17%	$24,182	$22,626	7%

Cost of license revenues, as a percentage of license revenues	4%	3%		3%	4%
Cost of service revenues, as a percentage of service revenues	32%	32%		31%	33%

Cost of License Revenues
      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs for packaging and shipping. Cost of license revenues increased to $1.1 million for the three months ended June 30, 2005 from $0.6 million for the three months ended June 30, 2004, representing 4% and 3% of license revenues for those periods, respectively. Cost of license revenues increased to $1.8 million for the six months ended June 30, 2005 from $1.7 million for the six months ended June 30, 2004, representing 3% and 4% of license revenues for those periods, respectively. The $0.5 million or 82% increase and $0.1 million or 7% increase for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 were primarily due to a shift in product mix to more royalty bearing products which was offset by a favorably negotiated arrangement in the first quarter of 2005 with one of the vendors from which we license royalty-bearing software. For the remainder of 2005, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with, or increase slightly from the second quarter of 2005.

Cost of Service Revenues
      Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues increased to $11.4 million for the three months ended June 30, 2005 from $9.7 million for the three months ended June 30, 2004, representing 32% of service revenues for those periods, respectively, and increased to $21.9 million for the six months ended June 30, 2005 from $19.7 million for the six months ended June 30, 2004, representing 31% and 33% of service revenues for those periods, respectively. The $1.7 million or 18% increase and $2.1 million or 11% increase for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively, were primarily due to headcount growth in the customer support, professional service and education service groups. For the remainder of 2005, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the second quarter of 2005, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.

Amortization of Acquired Technology
      Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology decreased to $0.2 million for the three months ended June 30, 2005 from $0.5 million for the three months ended June 30, 2004 and decreased to $0.6 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. The $0.4 million or 60% decrease and $0.7 million or 59% decrease for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 were primarily due to certain developed technology acquired in our 2003 acquisition of Striva being fully amortized as of December 31, 2004. We expect amortization of other acquired technology to be approximately $0.4 million for the remainder of 2005.
Operating Expenses

Research and Development
      The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Research and development	$10,460	$13,924	(25)%	$20,707	$27,226	(24)%
      Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses decreased to $10.5 million for the three months ended June 30, 2005 from $13.9 million for the three months ended June 30, 2004, representing approximately 16% and 26%, respectively, of total revenues for those periods. The $3.5 million or 25% decrease for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to a $2.2 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan, a $1.2 million decrease in stock-based compensation and a $0.2 million decrease in third-party consulting costs, as a result of shifting consulting projects to our India office. Research and development expenses decreased to $20.7 million for the six months ended June 30, 2005 from $27.2 million for the six months ended June 30, 2004, representing approximately 17% and 25%, respectively, of total revenues for those periods. The $6.5 million or 24% decrease for the six months ended June 30, 2005 compared to the same period in 2004, was primarily due to a $4.1 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan, a $1.5 million decrease in stock-based compensation and a $0.9 million decrease in third-party consulting costs, as a result of shifting consulting projects to our India office. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For the remainder of 2005, we expect the research and development expenses as a percentage of total revenues to remain relatively consistent with the second quarter of 2005.

Sales and Marketing
      The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Sales and marketing	$29,028	$22,590	28%	$54,386	$45,142	20%
      Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonus, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $29.0 million for the three months ended June 30, 2005 from $22.6 million for the three months ended June 30, 2004, representing approximately 45% and 43%, respectively, of total revenues for those periods. The $6.4 million or 28% increase for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to a $5.6 million increase in personnel-related costs including sales commissions, and travel-related expenses, as a result of headcount increasing from 281 in June 2004 to 360 in June 2005 and costs associated with opening new offices in Asia-Pacific, and a $0.8 million increase in marketing programs, as a result of the record customer attendance at Informatica World, our annual user conference, and lead generation costs. Sales and marketing expenses increased to $54.4 million for the six months ended June 30, 2005 from $45.1 million for the six months ended June 30, 2004, representing approximately 44% and 42%, respectively, of total revenues for those periods. The $9.3 million or 20% increase for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to an $8.8 million increase in personnel-related costs including travel-related and office equipment expenses, as a result of headcount increase from the same period in 2004 and a $0.4 million increase in lead generation costs. For the remainder of 2005, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with, or decrease from, the second quarter of 2005.

General and Administrative
      The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

General and administrative	$4,994	$4,709	6%	$10,100	$9,666	4%
      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses increased slightly to $5.0 million for the three months ended June 30, 2005 from $4.7 million for the three months ended June 30, 2004, representing approximately 8% and 9%, respectively, of total revenues for those periods. The $0.3 million or 6% increase for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to a $0.9 million increase in personnel related costs and third-party consulting service costs which was partially offset by a $0.4 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan. General and administrative expenses increased slightly to $10.1 million for the six months ended June 30, 2005 from $9.7 million for the six months ended June 30, 2004, representing approximately 8% and 9%, respectively, of total revenues for those periods. The

$0.4 million or 4% increase for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to a $1.6 million increase in personnel related costs and third-party consulting service costs which was partially offset by a $0.8 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan, a $0.3 million decrease in bad debt expenses and a $0.1 million decrease in travel-related expenses. The increase of personnel related costs and consulting services expense were primarily due to the costs associated with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). For the remainder of 2005, we expect general and administrative expenses as a percentage of total revenues to remain relatively consistent with, or decrease slightly from, the second quarter of 2005.

Amortization of Intangible Assets
      The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Amortization of Intangible assets	$47	$48	(2)%	$94	$103	(9)%
      Amortization of intangible assets is the amortization of customer relationships acquired through business combinations. Amortization of intangible assets decreased to $47,000 and $94,000 for the three and six months ended June 30, 2005, respectively, from $48,000 and $103,000 for the three and six months ended June 30, 2004, respectively. Amortization of intangible assets was relatively flat during these periods. We expect amortization of the remaining intangible assets to be approximately $0.1 million for the remainder of 2005.

Facilities Restructuring Charges
      The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Facilities restructuring charges	$70	$—	n/a	$1,628	$—	n/a
      In the three months ended June 30, 2005, we recorded $70,000 of restructuring charges. This charge included $1.2 million of accretion charges, and a $0.3 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions, offset by an adjustment to reflect a $1.4 million increase in our assumed sublease income, as a result of subleasing excess space under the 2004 Restructuring Plan to a subtenant. In the six months ended June 30, 2005, we recorded $1.6 million of restructuring charges. This charge included $2.4 million of accretion charges, and a $0.6 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions, offset by an adjustment to reflect a $1.4 million increase in our assumed sublease income. (See Note 4, Restructuring Charges, above)
      As of June 30, 2005, $101.6 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan
      Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $3.0 million and $7.1 million for three and six months ended June 30, 2005, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2005 if we continue to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

2001 Restructuring Plan
      Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.0 million and $1.1 million for three months ended June 30, 2005 and 2004, respectively, and $2.2 million for six months ended June 30, 2005 and 2004, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2005 if we continue to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
      Our results of operations were positively affected by the decrease in rent expense, which approximates the cash payments, and decreases to non-cash depreciation and amortization expense for the property and equipment written-off, totaling $0.1 million in each of the three months ended June 30, 2005 and 2004, and, $0.2 million in each of the six months ended June 30, 2005 and 2004.
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
Interest Income and Other, Net
      The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Interest income and other, net	$1,571	$426	269%	$2,604	$1,115	134%
      Interest income and other, net is primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net increased to $1.6 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. The $1.2 million increase for the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to a $0.7 million increase in interest income, as a result of higher average cash and investment balances and higher interest rates compared to the same period in 2004 and a $0.5 million decrease in foreign exchange loss, as a result of the weakening of the U.S. dollar against the Euro and British pound compared to the same period in 2004. Interest income and other, net increased to $2.6 million for the six months ended June 30, 2005 from $1.1 million for the six months ended June 30, 2004. The $1.5 million increase for the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to a $1.0 million increase in interest income, as a result of higher average cash and investment balances and higher interest rates compared to the same period in 2004 and a $0.4 million decrease in foreign exchange loss, as a result of the weakening of the U.S. dollar against the Euro and British pound compared to the same period in 2004. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Provision for Income Taxes
      The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2005	2004	Change	2005	2004	Change

Provision for income taxes	$781	$342	128%	$2,153	$689	212%
      We recorded an income tax provision of $0.8 million and $2.2 million for the three and six months ended June 30, 2005, respectively, which primarily represents federal alternative minimum taxes, income taxes currently payable on income generated in non-U.S. jurisdictions, and foreign withholding taxes. We recorded a provision for income tax of $0.3 million and $0.7 million for the three and six months ended June 30, 2004, which primarily represents federal alternative minimum taxes, and income and withholding taxes attributable to foreign operations. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the six months period ending June 30, 2005 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $3.7 million of tax attributes partially offset by foreign income and withholding taxes of $0.5 million and state taxes of $0.4 million. Our tax provision for the remainder of 2005 remains heavily dependent upon the jurisdictional mix in which we generate pretax income, the level of earnings subject to foreign incomes taxes, and the amount of foreign withholding taxes paid.
Liquidity and Capital Resources
      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of June 30, 2005, we had $250.5 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.
      Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances and acquire businesses and technologies to expand our product offerings.
      A number of non-cash items were charged to expenses and decreased our net income in the six months ended June 30, 2005 and 2004. These items include depreciation and amortization of property and equipment and intangible assets and acquired technology, non-cash facilities restructuring charges and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating income will have no corresponding impact on our operating cash flows.
      Operating activities: Cash provided by operating activities for the six months ended June 30, 2005 was $18.3 million, representing an improvement of $11.9 million from the six months ended June 30, 2004. This improvement primarily resulted from a $9.1 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, an increase in deferred revenues and income taxes payable offset by payments to reduce our accrual for excess facilities, accounts payable and accrued liabilities and increases in prepaid expenses and other assets primarily for insurance and third-party software maintenance. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 54 days at June 30, 2004 to 43 days at June 30, 2005. Days outstanding at June 30, 2005 were primarily impacted by improvements to our collection program. Deferred revenues increased primarily due to increased maintenance renewals. Cash provided by operating activities for the six months ended June 30, 2004 was $6.4 million and primarily resulted from our net income, after adjusting for non-cash depreciation and amortization expenses, and payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors by the nature of vendor arrangements and management’s assessment of our cash inflows.
      Investing Activities: We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.
      Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan and general market conditions. From time to time, our Board of Directors has approved common stock repurchase programs to repurchase shares of our common stock in the open market.
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

Other Uses of Cash
      In July 2004, our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. Purchases may be made from time to time in the open market through the end of 2005 and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances and general business and market conditions. In 2004, we purchased 1,055,000 shares at a cost of $6.1 million under this program. In the six months ended June 30, 2005, we purchased 1,537,500 shares at a cost of $12.2 million under this program. These shares were retired and reclassified as authorized and unissued shares of common stock.
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

Operating Leases
      We lease certain office facilities and equipment under noncancelable operating leases. During 2004, 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $133.0 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 4. Restructuring Charges and Note 5. Commitments and Contingencies, in notes to the condensed consolidated financial statements in Part I, Item 1.
      Our future minimum lease payments as of June 30, 2005 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

Remaining 2005	$10,555	$(1,058)	$9,497
2006	21,308	(3,163)	18,145
2007	20,174	(2,397)	17,777
2008	16,717	(2,392)	14,325
2009	17,169	(1,242)	15,927
Thereafter	61,370	—	61,370

	$147,293	$(10,252)	$137,041

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
      Moreover, we historically have not had a substantial backlog of license orders at the end of a fiscal period. This has particularly been the case at the end of the first and third fiscal quarters. For example, in the three months ended March 31, 2004, we experienced greater seasonal reduction in license orders than we expected. When we experience quarters where our license revenues generally reflect orders received and shipped in that same quarter and where we have not had a substantial backlog of orders, we do not have significant visibility of expected results for future quarters.
      Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter. Moreover, the likelihood of an adverse impact may be greater if we continue to experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
      The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including, Ab Initio, Business Objects, Embarcadero Technologies, IBM, which recently acquired Ascential Software, SAS Institute and certain other privately-held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, SAP and Siebel Systems. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy or bundle data integration technology at no cost to the customer or at deeply discounted prices.

      Our current and potential competitors may make strategic acquisitions, consolidate their operations or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our prospective customers, such as IBM’s recent acquisition of Ascential Software. Such acquisitions could cause customers to defer their purchasing decisions. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations and financial condition.

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
      While our strategic partnership with IBM’s BCS group has been successful in the past, IBM’s recent acquisition of Ascential Software may make it more critical that we strengthen our relationships with our other strategic partners. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
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

We have experienced reduced sales pipeline and pipeline conversion rates in prior years, which have adversely affected the growth of our company and the price of our common stock.
      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. Although we have experienced an increase in sales pipeline and pipeline conversation rates in the first half of 2005, as a result of increased investment in sales personnel and an gradually improving IT spending environment, if we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

As a result of our products’ lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet stock analysts and investors’ expectations, resulting in a decline in the price of our common stock.
      Due to the expense, broad functionality and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision-makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend towards greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives which may result in larger average transaction sizes. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

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
      We have significant operations outside the United States, including software development centers in India, the Netherlands and the United Kingdom, sales offices in Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and customer support centers in the Netherlands, India and the United Kingdom. Additionally, we have recently opened offices in Japan, Korea, China, Taiwan, Hong Kong and we plan to continue to expand our internal operation, and we plan to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful.
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
      Business practices with European and other foreign governments and entities may differ from those in North America and may require us to include terms in our software license agreements, such as extended warranty terms, that will require us to defer license revenue and recognize it ratably over the warranty term or other performance obligation included within the agreement. For example, license revenue for 2004 did not include the full amount related to two large software license agreements signed in Europe in the third quarter of 2004. We deferred the license revenues related to these software license agreements in September 2004 due to extended warranties that contained provisions for additional unspecified deliverables and began amortizing the deferred revenues balances to license revenues in September 2004 for a two- to five-year period. While historically we have infrequently entered into software license agreements that require ratable recognition of license revenue, we may enter into software license agreements like these in the future.
      Our software development centers in India, the Netherlands and the United Kingdom also subject our business to certain risks, including:

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	communication delays between our main development center in Redwood Shores, California and our development centers in India, the Netherlands and the United Kingdom as a result of time zone differences, which may delay the development, testing or release of new products;

•	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

•	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.
      Additionally, our international operations as a whole are subject to a number of risks, including the following:

•	greater risk of uncollectible accounts and longer collection cycles;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and unfair trade regulations;

•	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

•	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes and controls in Asia, especially China, Hong Kong, Taiwan and Korea;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business because we do not engage in any hedging activities; and

•	general economic and political conditions in these foreign markets.
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
      Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report is newly effective, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare, and our auditors, who are required to issue an attestation report along with our management report, may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions.
      If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
      Additionally, in 2004, we experienced turnover in our finance and accounting personnel and shifts in responsibilities at the management level. These personnel and responsibility changes adversely affected our ability to effectively follow our internal controls and contributed to a significant deficiency regarding our controls over license revenue recognition in the third quarter of 2004. We corrected this deficiency in the fourth quarter of 2004 by establishing additional controls to review revenue transactions. We will continue to enhance our internal control over financial reporting by adding resources and procedures, as necessary.

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
      We recently announced the release of PowerCenter Advanced Edition. This edition of PowerCenter includes two previously at-cost options, team-based development and server grid functionality, as well as two previously separate products, PowerAnalyzer and SuperGlue. We also simultaneously announced that we are removing these two options and these two separate products from our price list. PowerCenter Advanced Edition is priced higher than the standard edition of PowerCenter but less than the aggregate price of all components previously sold separately. The success of this product transition is subject to significant risks, including:

•	we may receive less revenue from PowerCenter Advanced Edition than we would have received from the sale of each of the components previously sold separately;

•	customers may be confused by the change in the product offerings and may delay or defer purchases; and

•	existing customers of PowerAnalyzer and SuperGlue may not renew their support services agreements, which may reduce our overall maintenance revenues and maintenance renewal rates.
      To the extent that we encounter or are unable to successfully manage any of the risks outlined above, our results of operations may be adversely affected.

If the market in which we sell our products and services does not grow as we anticipate, we may not be able to increase our revenues at an acceptable rate of growth, and the price of our common stock could decline.
      The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization, continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization and single view projects. The use of package software solutions to address the needs of the broader data integration market is relatively new and is still emerging. Our potential customers may:

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
      We experienced an increased level of turnover in our direct sales force in the fourth quarter of 2003 and the first quarter of 2004. This increase in the turnover rate impacted our ability to generate license revenues in the first nine months of 2004. Although we have hired replacements in our sales force and have seen the pace of the turnover decrease in recent quarters, we typically experience lower productivity from newly hired sales personnel for a period of six to 12 months. If we are unable to effectively train such new personnel, or if we continue to experience a heightened level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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
      We also experienced an increased level of turnover in our direct sales force in the fourth quarter of 2003 and the first quarter of 2004. We have, at times, also recently experienced an increased level of turnover in other areas of the business. If we are unable to effectively attract and train new personnel, or if we continue to experience a heightened level of turnover, our results of operations may be negatively impacted.
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

If the current improvement in the U.S. and global economy does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.
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
      Based on limited credit history, we recognize revenue from direct end users, resellers, distributors and OEMs that have not been deemed credit-worthy at the time we receive payment for our products, rather than at the time of sale. If these customers do not make timely payment for our products, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

We have a limited operating history and a cumulative net loss, which makes it difficult to evaluate our operations, products and prospects for the future.
      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003, when we had net income of $7.3 million, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $183.1 million as of June 30, 2005. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

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
      All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of June 30, 2005, we did not hold derivative financial instruments.
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
      For the six months ended June 30, 2005, the average rate of return on our investments was 2.6%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2005, the fair market value of the portfolio would decline by less than $1.2 million. Declines in interest rates could, over time, reduce our interest income.
Foreign Currency Risk
      We market and sell our software and services through our direct sales force and indirect channel partners in the United States as well as Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom and Japan. We also have relationships with indirect channel partners in other regions including Europe, Asia-Pacific and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As an example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could make our products less competitive in these markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and British pound, may have an impact on our quarterly financial results. To date, we have not engaged in any foreign currency hedging activities.

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
      Changes in Internal Control Over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing;” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI did not make any claims for monetary relief against us. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently in the discovery phase.
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
      Repurchases of Equity Securities
      On July 2, 2004, we announced a stock repurchase program to purchase up to 5,000,000 shares of our common stock. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. We repurchased a total of 882,500 and 1,537,500 shares in the three and six months ended June 30, 2005, respectively, and at June 30, 2005, 2,407,500 shares remained available for repurchase under the program.
      The following table provides information about the repurchase of our common stock during the three months ended June 30, 2005:

				(2)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May yet
	(1)	Average Price	as Part of Publicly	be Purchased Under
	Total Number of	Paid per	Announced Plans	the Plans or
Period	Shares Purchased	Share	or Programs	Programs

April 1 — April 30	310,000	$7.84	310,000	2,980,000
May 1 — May 31	572,500	$7.85	572,500	2,407,500
June 1 — June 30	—	—	—	2,407,500

Total	882,500	$7.84	882,500	2,407,500

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program on July 2, 2004. The repurchase program authorizes the repurchase of up to five million shares of our common stock at any time until the end of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 26, 2005. Each of the matters was approved by the requisite vote.

(a) The following individuals were re-elected to the Board of Director for three-year terms as Class II directors:

		Votes
	Votes For	Withheld

A. Brooke Seawell	77,986,821	4,219,052
Mark A. Bertelsen	58,415,845	23,790,028

Our Board of Directors is currently comprised of six members who are divided into three classes with overlapping three-year terms. The term for our Class I directors, Janice D. Chaffin and Carl J. Yankowski , will expire at the Annual Meeting of Stockholders in 2007. The term of our Class III directors, Sohaib Abbasi and David W. Pidwell, will expire at the Annual Meeting of Stockholders in 2006.

(b) To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2005.

Affirmative Votes	80,727,768
Negative Votes	1,427,826
Votes Abstain	50,280
Broker Non-Votes	—

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMATICA CORPORATION

/s/ Earl E. Fry

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
August 5, 2005

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2005

Number	Exhibit Title

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.