Form 10-Q
period 2005-09-30
INFORMATICA CORP
filed 2005-11-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☑
As of October 31, 2005, there were approximately 87,924,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$65,761	$88,941
Short-term investments	190,735	152,160
Accounts receivable, net	32,928	42,535
Prepaid expenses and other current assets	9,841	7,837

Total current assets	299,265	291,473
Restricted cash	12,166	12,166
Property and equipment, net	22,287	20,063
Goodwill	81,897	82,245
Intangible assets, net	4,484	2,880
Other assets	768	941

Total assets	$420,867	$409,768

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,934	$7,476
Accrued liabilities	14,855	15,581
Accrued compensation and related expenses	11,752	15,681
Income taxes payable	5,132	3,142
Accrued facilities restructuring charges	18,363	20,080
Accrued merger costs	64	209
Deferred revenues	69,015	62,443

Total current liabilities	124,115	124,612
Accrued facilities restructuring charges, less current portion	79,757	89,171
Accrued merger costs, less current portion	113	263

Total liabilities	203,985	214,046

Commitments and contingencies
Stockholders’ equity:
Common stock	392,273	390,035
Deferred stock-based compensation	(292)	(1,000)
Accumulated deficit	(174,837)	(195,088)
Accumulated other comprehensive income (loss)	(262)	1,775

Total stockholders’ equity	216,882	195,722

Total liabilities and stockholders’ equity	$420,867	$409,768

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
License	$28,168	$22,024	$81,227	$70,234
Service	36,829	30,404	106,366	89,401

Total revenues	64,997	52,428	187,593	159,635

Cost of revenues:
License	862	727	2,707	2,452
Service	11,548	10,399	33,416	30,145
Amortization of acquired technology	227	585	696	1,740

Total cost of revenues	12,637	11,711	36,819	34,337

Gross profit	52,360	40,717	150,774	125,298

Operating expenses:
Research and development	10,777	12,339	31,484	39,565
Sales and marketing	28,312	22,574	82,698	67,716
General and administrative	5,146	5,950	15,246	15,616
Amortization of intangible assets	47	47	141	150
Facilities restructuring charges	1,274	9,673	2,902	9,673

Total operating expenses	45,556	50,583	132,471	132,720

Income (loss) from operations	6,804	(9,866)	18,303	(7,422)
Interest income and other, net	1,911	1,014	4,515	2,129

Income (loss) before provision for income taxes	8,715	(8,852)	22,818	(5,293)
Income taxes provision (benefit)	414	(267)	2,567	422

Net income (loss)	$8,301	$(8,585)	$20,251	$(5,715)

Basic net income (loss) per common share	$0.09	$(0.10)	$0.23	$(0.07)

Diluted net income (loss) per common share	$0.09	$(0.10)	$0.22	$(0.07)

Shares used in computing basic net income (loss) per common share	87,568	86,002	87,112	85,566

Shares used in computing diluted net income (loss) per common share	93,571	86,002	91,126	85,566

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income (loss)	$20,251	$(5,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,691	7,468
Provision for doubtful accounts and sales and returns allowances	(151)	(126)
Amortization and compensation expense related to stock options	674	3,105
Amortization of intangible assets and acquired technology	837	1,890
Non-cash facilities restructuring charges	2,902	—
Loss on sale of property and equipment	3	19
Changes in operating assets and liabilities:
Accounts receivable	9,758	(3,605)
Prepaid expenses and other assets	(4,331)	(1,482)
Accounts payable and accrued liabilities	(3,268)	(1,680)
Accrued compensation and related expenses	(3,929)	(3,243)
Income taxes payable	1,893	(418)
Accrued facilities restructuring charges	(13,972)	6,399
Accrued merger costs	(58)	(232)
Deferred revenues	6,572	4,799

Net cash provided by operating activities	23,872	7,179

Investing activities
Purchases of property and equipment	(9,219)	(2,067)
Purchases of investments	(174,650)	(150,397)
Maturities and sales of investments	135,906	138,232

Net cash used in investing activities	(47,963)	(14,232)

Financing activities
Net proceeds from issuance of common stock	18,636	11,730
Repurchases and retirements of common stock	(16,156)	(6,118)

Net cash provided by financing activities	2,480	5,612

Effect of foreign exchange rate changes on cash and cash equivalents	(1,569)	172
Net decrease in cash and cash equivalents	(23,180)	(1,269)
Cash and cash equivalents at beginning of period	88,941	82,903

Cash and cash equivalents at end of period	$65,761	$81,634

Supplemental disclosures:
Income taxes paid	$294	$188

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(169)	$(514)

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature, except see Note 4. Restructuring Charges for a description of other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2005 and 2004 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ended December 31, 2005 or any future period.
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
     Credit-worthiness and collectibility are first assessed on a country level basis. Then, for those customers, including direct end users and the Company’s indirect channel partners (resellers, distributors and original equipment manufacturers (OEMs)) in countries deemed to have sufficient timely payment history; customers are assessed based on their payment history and credit profile.
     The country level assessment of credit-worthiness and collectibility has generally been performed annually with any changes in assessment effective on January 1st of the next fiscal year. In the beginning of 2005, the Company performed a country level assessment of credit-worthiness and determined 10 additional countries to be credit-worthy based on geopolitical and economic stability. These countries include France, where the Company has a direct sales channel, and Japan, where the Company has both direct and indirect sales channels, as well as Spain, Italy, Norway, Sweden, Denmark, Finland, Australia and New Zealand, where the sales channel consists of distributors. In each of the nine countries excluding France, the Company assessed the credit-worthiness and

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collectibility of its existing distributors and will continue to recognize revenue through these distributors upon cash receipt. However, effective January 1, 2005, in France, where the country level criteria have been met and individual customers are deemed credit-worthy, the Company has begun recognizing revenue upon shipment, rather than on cash receipt, after all other revenue recognition criteria under SOP 97-2 have been met, including, for resellers and distributors, evidence of sell-through to an identified end user. In the other nine countries where the individual distributors have not met the credit-worthiness and collectibility requirements, the Company will continue to reassess their status quarterly.
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
     The Company also enters into OEM arrangement that provide for license fees based on inclusion of the Company’s products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. For credit-worthy OEMs, royalty payments are recognized based on the activity in the royalty report the Company receives from the OEM, or in the case of OEMs with fixed royalty payments, revenue is recognized when the related payment is due. When OEMs are not deemed credit-worthy, revenue is recognized upon cash receipt. In both cases, revenue is recognized after all other revenue recognition criteria under SOP 97-2 have been met.
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
     Recently, for transactions to all customers, including direct end users, resellers, distributors and OEMs, where the customer was deemed credit-worthy, but where the stated payment terms of the transaction were greater than 45 days from the invoice date, the Company recognized revenue when the payments became due. In assessing this policy in light of the Company’s continuing international expansion where stated payment terms can be slightly longer, the Company determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis is more reflective of the Company’s standard payment terms with its customers. Therefore, effective January 1, 2005, the Company began to recognize revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. The Company has analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to its quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.
     When a customer, including direct end users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
     The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on an infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of its software products. Education services revenues are generated from classes offered at the Company’s headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product, and are not otherwise essential to the functionality of the software, and the payment terms for licenses are not dependent on additional acceptance criteria.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred revenues include deferred license, maintenance, consulting, and education services revenue. The Company’s practice is to net unpaid deferred items against the related receivables balances from those OEMs, specific resellers, distributors and specific international customers for which the Company defers revenue until payment is received.
     Net Income (Loss) Per Common Share
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
     The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$8,301	$(8,585)	$20,251	$(5,715)
Weighted average shares outstanding	87,576	86,080	87,136	85,685

Weighted average unvested shares of common stock subject to repurchase	(8)	(78)	(24)	(119)

Shares used in computing basic net income (loss) per common share	87,568	86,002	87,112	85,566

Effect of dilutive securities	6,003	—	4,014	—

Shares used in computing dilutive net income (loss) per common share	93,571	86,002	91,126	85,566

Basic net income (loss) per common share	$0.09	$(0.10)	$0.23	$(0.07)

Diluted net income (loss) per common share	$0.09	$(0.10)	$0.22	$(0.07)

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
     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan (“ESPP”) under the fair value method of SFAS No. 123. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense is amortized using an accelerated method over the vesting terms of the option as required by

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans (an interpretation of APB Opinions No. 15 and 25).
     The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Option Grants:
Expected life of options (years)	3.9	3.1	3.1	3.0
Risk-free interest rate	4.0%	2.8%	3.8%	2.9%
Volatility	44%	78%	61%	83%
ESPP:
Expected life of options (years)	1.25	1.25	1.25	1.25
Risk-free interest rate	3.9%	2.1%	3.5%	1.8%
Volatility	45%	56%	45%	60%
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of subjective assumptions. In the third quarter of 2005, the Company re-evaluated the assumptions used in the Black-Scholes model and as a result, changed its computation of expected volatility from one based solely on historical volatility to volatility based on a combination of historical and market-based implied volatility. The Company’s computation of expected life was also adjusted to be more representative of expected future exercise patterns. Also, during the first quarter of 2005, the Company modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under its employee stock purchase plan, and made other corrections to its 2004 pro forma charges. The previous amounts for the three and nine months ended September 30, 2004 have been revised to reflect these corrections. The pro forma stock-based compensation expense reported under the fair value method was previously reported as $4.2 million and $11.7 million for the three and nine months ended September 30, 2004, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$8,301	$(8,585)	$20,251	$(5,715)
Stock-based employee compensation included in net income as reported, net of related tax effects *	212	405	674	3,105
Stock-based employee compensation using the fair value method, net of related tax effects *	(3,937)	(4,271)	(12,400)	(13,654)

Net income (loss), pro forma	$4,576	$(12,451)	$8,525	$(16,264)

Basic net income (loss) per common share:
As reported	$0.09	$(0.10)	$0.23	$(0.07)
Pro forma	$0.05	$(0.14)	$0.10	$(0.19)

Diluted net income (loss) per common share:
As reported	$0.09	$(0.10)	$0.22	$(0.07)
Pro forma	$0.05	$(0.14)	$0.09	$(0.19)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     These pro forma amounts may not be representative of the effects on reported income (loss) for future years as options vest over several years and additional awards are generally made each year.
Note 2. Comprehensive Income (Loss)
     Other comprehensive income refers to gains and losses that, under the accounting principles generally accepted in the United States of America, are recorded as an element of stockholders’ equity and are excluded from net income (loss).
     Comprehensive income (loss) consisted of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$8,301	$(8,585)	$20,251	$(5,715)
Other comprehensive income (loss):
Unrealized gain (loss) on investments *	(149)	226	(169)	(514)
Foreign currency translation adjustment *	(102)	73	(1,868)	(71)

Comprehensive income (loss)	$8,050	$(8,286)	$18,214	$(6,300)

     Accumulated other comprehensive income (loss) as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Unrealized loss on investments	$(814)	$(645)
Cumulative foreign currency translation adjustment	552	2,420

	$(262)	$1,775

*	The tax effect on unrealized gain (loss) on investment and foreign currency translation adjustment has not been significant.
Note 3. Goodwill and Intangible Assets
     The carrying amount of the goodwill and intangible assets as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Core technology	$6,371	$(4,953)	$1,418	$6,429	$(4,257)	$2,172
Purchased technology	2,500	—	2,500	—	—	—
Developed technology	1,775	(1,775)	—	1,775	(1,775)	—
Customer relationships	945	(379)	566	945	(237)	708
Patents	297	(297)	—	297	(297)	—

Total intangible assets	$11,888	$(7,404)	$4,484	$9,446	$(6,566)	$2,880

Goodwill			$81,897			$82,245
     Amortization expense of intangible assets was approximately $0.3 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively, and $0.8 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively. The weighted-average amortization periods of the Company’s core technology, purchased technology, developed technology, customer relationships and patents are 3.5 years, 3 years, 1.25 years, 5 years and 3 years, respectively. In the first quarter of 2005, the Company purchased a source code license with a value of $2.5 million of which $35,000 is expected to be amortized in cost of revenues during the remainder of 2005, with approximately $0.8 million, $0.8 million, $0.8 million and $0.1 million amortized in cost of

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues in 2006, 2007, 2008 and 2009, respectively. The remaining amortization expense related to identifiable intangible assets as of September 30, 2005 is expected to be $0.3 million for the remainder of 2005, and $1.1 million, $0.5 million and $0.1 million in 2006, 2007 and 2008, respectively. The total amortization expense related to identifiable intangible assets as of September 30, 2005 is expected to be $0.3 million for the remainder of 2005, and $1.9 million, $1.3 million, $0.9 million and $0.1 million in 2006, 2007, 2008 and 2009, respectively.
     Core technology at September 30, 2005 and December 31, 2004 totaling $0.6 million and $1.0 million, net, related to the Company’s acquisition of Striva Corporation in September 2003, was recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic currency translation adjustments.
     In the first quarter of 2005, the Company recorded a $0.1 million decrease in goodwill related to closing out an escrow account. In the second quarter of 2005, the Company recorded a $0.2 million decrease in goodwill related to a reduction of accrued merger costs.
Note 4. Facilities Restructuring Charges
     2004 Restructuring Plan
     In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In February 2005, the Company subleased approximately 187,000 square feet of its previous corporate headquarters at Pacific Shores Center through July 2013 with a right of termination by the tenant which is exercisable in July 2009. As a result, the Company recorded facilities restructuring charges (“restructuring charges”) of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which is comprised of the present value of lease payment obligations for the remaining nine year lease term of the previous corporate headquarters, net of actual and estimated sublease income. In June 2005, the Company entered into a sublease agreement to sublease approximately 51,000 square feet of its excess space at Pacific Shores Center through August 2008 with an option to renew through July 2013. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions, of $1.1 million for the remainder of 2005, $4.3 million in 2006, $4.5 million in 2007, $4.4 million in 2008, $2.3 million in 2009, $0.8 million in 2010, $3.1 million in 2011, $3.7 million in 2012 and $3.0 million in 2013. If the Company is unable to sublease the Pacific Shores Center facilities during the remaining optional lease term through 2013, restructuring charges could increase by approximately $10.8 million.
     The Company will recognize approximately $21.3 million of accretion as a restructuring charge over the remaining term of the lease, or approximately eight years, as follows: $1.1 million for the remainder of 2005; $4.3 million in 2006; $4.0 million in 2007; $3.6 million in 2008; $3.1 million in 2009; $2.4 million in 2010; $1.7 million in 2011; $0.9 million in 2012; and $0.2 million in 2013. Accretion represents imputed interest and is the difference between the Company’s non-discounted future cash obligations and the discounted present value of these cash obligations.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at			Net		Charges at
	December 31,	Restructuring		Cash	Non-cash	September 30,
	2004	Charges	Adjustments	Payment	Reclass	2005
2004 Restructuring Plan
Excess lease facilities	$88,521	$3,633	$(784)	$(10,711)	$(61)	$80,598
2001 Restructuring Plan
Excess lease facilities	20,730	—	53	(3,261)	—	17,522

	$109,251	$3,633	$(731)	$(13,972)	$(61)	$98,120

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	September 30,
	2003	Charges	Payment	Reclass	2004
2001 Restructuring Plan
Excess lease facilities	$15,167	$9,673	$(3,274)	—	$21,566

     In the three months ended September 30, 2005, the Company recorded $1.3 million of restructuring charges. This charge included $1.2 million of accretion charges and a $0.1 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions. In the nine months ended September 30, 2005, the Company recorded $2.9 million of restructuring charges. This charge included $3.6 million of accretion charges, and a $0.6 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions, offset by an adjustment to reflect a $1.3 million increase in the Company’s assumed sublease income. As of September 30, 2005, $18.4 million of the $98.1 million accrued restructuring charges was classified as current liabilities and the remaining $79.7 million was classified as noncurrent liabilities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The accrued merger costs include transaction costs and an accrual for excess leased facilities formerly occupied by Striva. In accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Business Combination, the liability associated with this restructuring is considered a liability assumed in the purchase price allocation. The $2.1 million merger accrual was adjusted by $0.2 million in both 2004 and 2003 to $1.7 million. Of the $1.7 million accrued merger costs included in the purchase price, $0.2 million and $1.0 million were paid in 2004 and 2003, respectively, and $21,000 and $57,000 were paid during the three and nine months ended September 30, 2005, respectively. During the second quarter of 2005, the Company reduced accrued merger costs by approximately $0.2 million, resulting in a decrease in the goodwill balance due to an adjustment in facility restructuring assumptions. As of September 30, 2005, $64,000 of these costs was classified as current liabilities and $0.1 million was classified as noncurrent liabilities.
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
     The Company leases certain office facilities under various noncancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance and maintenance. Operating lease payments in the table below include approximately $128.7 million, net of actual sublease income, for operating lease commitments for facilities that are included in restructuring charges. See Note 4, Restructuring Charges, above for a further discussion.
     Future minimum lease payments as of September 30, 2005 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2005	$5,319	$(868)	$4,451
2006	21,397	(3,163)	18,234
2007	20,267	(2,397)	17,870
2008	16,815	(2,392)	14,423
2009	17,270	(1,242)	16,028
Thereafter	61,692	—	61,692

	$142,760	$(10,062)	$132,698

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the Financial Accounting Standards Board (“FASB”) SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2005 and December 31, 2004. To date, the Company’s product warranty expense has not been significant.
     Indemnification
     The Company sells software licenses and services to its customers under contracts, which the Company refers to as the License to Use Informatica Software (“License Agreement”). Each License Agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes certain provisions for indemnifying the customer against losses, expenses, liabilities and damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The License Agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
     The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2005. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three Company patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that the Company has infringed any BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently in the discovery phase.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.
Note 6. Income Taxes
     The Company recorded an income tax provision of $0.4 million and $2.6 million for the three and nine months ended September 30, 2005, respectively. The $0.4 million income tax provision for the three months ended September 30, 2005 includes $1.0 million of federal alternative minimum taxes, income and withholding taxes attributable to foreign operations, and a $0.3 million benefit based on the filing of our 2004 federal income tax returns. In addition, results from a foreign income tax examination were concluded in early November 2005 and, the Company reversed previously accrued tax reserves giving rise to a $0.3 million benefit that is reflected in the third quarter’s tax provision. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the nine month period ended September 30, 2005 differed from the recorded income tax provision primarily due to the reversal of a portion of the Company’s valuation allowance to reflect the utilization of approximately $6.4 million of tax attributes partially offset by foreign income and withholding taxes of $1 million and state taxes of $0.6 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three and nine months ended September 30, 2004, the Company recorded an income tax benefit of $0.3 million and an income tax provision of $0.4 million, respectively. These income tax amounts are primarily comprised of $0.2 million and $0.9 million of federal alternative minimum taxes, income and withholding taxes for the three and nine months ended September 30, 2004, respectively, reduced by a $0.5 million benefit based on the Company’s federal income tax returns filed in the third quarter of 2004.
Note 7. Stock Repurchases
     On July 2, 2004, the Company announced a share repurchase program for up to five million shares of the Company’s common stock. Purchases may be made from time to time in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of the Company’s cash balances and general business and market conditions. For the three and nine months ended September 30, 2005, the Company purchased 362,500 shares at a cost of $3.9 million and 1,900,000 shares at a cost of $16.2 million, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock. The share repurchase program is currently scheduled to expire at the end of 2005
Note 8. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative affect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 to have a material impact on its results of operations or financial position.
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, but will result in no change to total cash flow. As permitted by SFAS No.123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options and purchases under the Company’s ESPP. In January 2005, the U.S. Securities Exchange Commission issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. The Company anticipates that it will adopt SFAS No. 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Company has selected the Black-Scholes option pricing model as the most appropriate fair-value method for its award and will recognize compensation cost on a straight-line basis over the Company’s awards’ vesting periods. Although the Company has not completed its evaluation of the impact of this accounting pronouncement, the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s total cash flows, but will reduce the Company’s net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, stock price volatility, employee stock option exercise behavior and estimated forfeiture rates. See Note 1. Summary of Significant Accounting Policies Stock-Based Compensation, above, for the effect on reported net income (loss) and earnings per share if the Company had accounted for its stock option and stock purchase plans using the fair value recognition provisions of SFAS No.123.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
North America	$44,906	$38,794	$128,811	$114,998
Europe	18,408	12,257	53,009	38,598
Other	1,683	1,377	5,773	6,039

	$64,997	$52,428	$187,593	$159,635

	September 30,	December 31,
	2005	2004
Long-lived assets (excluding goodwill):
North America	$23,361	$18,982
Europe	2,803	3,476
Other	607	485

	$26,771	$22,943

     No customer accounted for more than 10% of the Company’s total revenues in the three and nine months ended September 30, 2005 and 2004. At September 30, 2005 and 2004, no single customer accounted for more than 10% of the accounts receivable balance.
10. Subsequent Event
     In early November 2005, results from a foreign income tax examination were concluded, and, as a result, the Company reversed previously accrued tax reserves giving rise to a $0.3 million benefit that is reflected in the tax provision for the three and nine months ended September 30, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology and stock-based compensation; provision for income taxes; deferred taxes; international expansion beyond North America and Europe; the ability of our products to meet customer demand; expected savings from our 2004 Restructuring Plan; the extent to which we may generate revenues from the use or sale of elements of our analytic applications; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under the heading “Risk Factors”. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
     We license our software and provide services to many industry sectors, including, but not limited to, financial services, communications, pharmaceuticals, insurance, manufacturing, utilities, government and retail. We market and sell our software and services through our global direct sales force in the United States, Canada, France, Germany, the Netherlands, Switzerland, the United Kingdom and Japan. We also maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend and/or implement our solutions. In addition, we also have relationships with distributors in various regions, including Europe, Asia-Pacific, Australia, Japan and Latin America, who sublicense our products and provide service and support within their territories. Most of our international sales have been in Europe. Revenues outside of Europe and North America, which consists of the United States and Canada, were 4% or less of total consolidated revenues in 2003, 2004 and the nine months ended September 30, 2005, but we anticipate further expansion outside of these two regions in the future.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For further information on our critical accounting policies, see the discussion in Note 1, Summary of Significant Accounting Policies of notes to condensed consolidated financial statements and Note 8, Recent Accounting Pronouncements in this Report.

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
     The country level assessment of credit-worthiness and collectibility has generally been performed annually with any changes in assessment effective on January 1st of the next fiscal year. In the beginning of 2005, we performed a country level assessment of credit-worthiness and determined 10 additional countries to be credit-worthy based on geopolitical and economic stability. These countries include France, where we have a direct sales channel and Japan, where we have both direct and indirect sales channels, as well as Spain, Italy, Norway, Sweden, Denmark, Finland, Australia and New Zealand, where our sales channel consists of distributors. In each of the nine countries, excluding France, we assessed the credit-worthiness and collectibility of our existing distributors and will continue to recognize revenue through these distributors upon cash receipt. However, effective January 1, 2005, in France, where the country level criteria have been met and individual customers are deemed credit-worthy, we have begun recognizing revenue upon shipment, rather than on cash receipt, after all other revenue recognition criteria under SOP 97-2 have been met, including, for resellers and distributors, evidence of sell-through to an identified end user. In the other nine countries where the individual distributors have not met the credit-worthiness and collectibility requirements, we will continue to reassess their status quarterly.
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
     For transactions to all customers, including direct end users, resellers, distributors and OEMs, where the customer is deemed credit-worthy, but where the stated payment terms of the transaction are greater than 45 days from the invoice date, we recognized revenue when the payments become due. In assessing this policy in light of our continuing international expansion where stated payment terms can be slightly longer, we determined, effective January 1, 2005, that extending the threshold to 60 days on a world-wide basis would be more reflective of the Company’s standard payment terms with its customers. Therefore, effective January 1, 2005, we began to recognize revenue upon shipment for transactions with credit-worthy customers in credit-worthy countries with stated payment terms up to and including 60 days, after all other revenue recognition criteria under SOP 97-2 have been met. We have analyzed the impact of this change as though it had been implemented during 2004 and determined that this change would not have been material to our quarterly or annual revenue or results of operations in 2004. Those transactions with stated terms of more than 60 days will continue to be recognized when payments become due.
     When a customer, including direct end-users, resellers, distributors and OEMs, is not deemed credit-worthy, revenue is recognized when cash is received, after all other revenue recognition criteria under SOP 97-2 have been met.
     We recognize maintenance revenues, which consist of fees for ongoing support and product updates and upgrades, ratably over the term of the contract, typically one year. Consulting revenues are primarily related to implementation services and product enhancements performed on a time-and-materials basis or, on an infrequent basis, a fixed fee arrangement under separate service arrangements related to the installation and implementation of our software products. Education services revenues are generated from classes offered at our headquarters, sales offices and customer locations. Revenues from consulting and education services are recognized as the services are performed. When a contract includes both license and service elements, the license fee is recognized on delivery of the software or cash collections, provided services do not include significant customization or modification of the base product and are not otherwise essential to the functionality of the software, and the payment terms for licenses are not dependent on additional acceptance criteria.
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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, industry and geographic concentrations, the current business environment and our historical experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. At September 30, 2005 and December 31, 2004, our allowance for doubtful accounts balance, which related to our historical experience applied to accounts receivable not specifically reserved and to a lesser extent specific accounts where we believe collection is not probable, was $0.6 million and $0.8 million, respectively. These amounts represent 2% of total accounts receivable at September 30, 2005 and December 31, 2004.
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
     Facilities Restructuring Charges
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
     These liabilities include management’s estimates pertaining to sublease activities. Inherent in the estimation of the costs related to the restructuring efforts are assessments of our ability to generate sublease income. The company has signed subleases with two subtenants for varying durations and rates, and is continuing to market the remaining space in this facility. The benefit of these subleases is currently reflected in the 2004 Restructuring Reserve. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors which may be beyond our control, such as the extension or cancellation of the existing subleases, the time periods required to locate and contract suitable new subleases and the market rates at the time of such subleases.

     If we determine that there is further deterioration in the estimated sublease rates or in the expected time it will take us to sublease our vacant space or should there be an unanticipated early termination of a sublease for the vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rate, expected sublease terms and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.
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
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 8. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations
     The following table presents certain financial data for the three and nine months ended September 30, 2005 and 2004 as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues:
License	43%	42%	43%	44%
Support and service	57	58	57	56

Total revenues	100	100	100	100

Cost of revenues:
License	1	1	1	2
Support and service	18	20	18	19
Amortization of acquired technology	—	1	—	1

Total cost of revenues	19	22	20	22

Gross margin	81	78	80	78
Operating expenses:
Research and development	17	24	17	25
Sales and marketing	43	43	44	42
General and administrative	8	11	8	10
Amortization of intangible assets	—	—	—	—
Restructuring charges	2	18	2	6

Total operating expenses	70	96	71	83

Income (loss) from operations	11	(18)	10	(5)
Interest income and other, net	3	2	2	1

Income (loss) before income taxes	14	(16)	13	(4)
Income taxes provision (benefit)	1	(1)	2	—

Net income (loss)	13%	(15)%	11%	(4)%

Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
License revenues	$28,168	$22,024	28%	$81,227	$70,234	16%
Service revenues:
Maintenance revenues	25,882	21,639	20%	75,004	64,471	16%
Consulting and education revenues	10,947	8,765	25%	31,362	24,930	26%

Total service revenues	36,829	30,404	21%	106,366	89,401	19%

Total revenues	$64,997	$52,428	24%	$187,593	$159,635	18%

     Our total revenues increased to $65.0 million for the three months ended September 30, 2005 from $52.4 million for the three months ended September 30, 2004 representing an increase of $12.6 million or 24%. Total revenues increased to $187.6 million for the nine months ended September 30, 2005 from $159.6 million for the nine months ended September 30, 2004 representing an increase of $28.0 million or 18%.

     License Revenues
     Our license revenues increased to $28.2 million and $81.2 million for the three and nine months ended September 30, 2005, respectively, from $22.0 million and $70.2 million for the three and nine months ended September 30, 2004, respectively. The $6.1 million or 28% increase for the three months ended September 30, 2005 and the $11.0 million or 16% increase for the nine months ended September 30, 2005 compared to the same periods in 2004 were primarily due to an increase in transaction volume. While the average transaction amount remained approximately the same in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004, international license revenues increased in 2005, as a result of our continued expansion in the European and Asia-Pacific markets.
     Service Revenues
     Maintenance Revenues
     Maintenance revenues increased to $25.9 million for the three months ended September 30, 2005 from $21.6 million for the three months ended September 30, 2004 and increased to $75.0 million for the nine months ended September 30, 2005 from $64.5 million for the nine months ended September 30, 2004. The $4.2 million or 20% increase and $10.5 million or 16% increase for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004, were primarily due to consistently strong renewals of maintenance contracts in 2005 coupled with the increasing size of our customer base. For the remainder of 2005, we expect maintenance revenues to increase from the third quarter of 2005 as we continue to increase our customer base.
     Consulting and Education Services Revenues
     Consulting and education services revenues increased to $10.9 million for the three months ended September 30, 2005 from $8.8 million for the three months ended September 30, 2004 and increased to $31.4 million for the nine months ended September 30, 2005 from $24.9 million for the nine months ended September 30, 2004. The $2.2 million or 25% increase and $6.4 million or 26% increase for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 were primarily due to an increase in demand in consulting and education services in North America. For the remainder of 2005, we expect revenues from consulting and education services to remain relatively consistent with, or increase modestly from the third quarter of 2005.
     International Revenues
     Our international revenues increased to $20.1 million for the three months ended September 30, 2005 from $13.6 million for the three months ended September 30, 2004 and increased to $58.8 million for the nine months ended September 30, 2005 from $44.6 million for the nine months ended September 30, 2004. The $6.5 million or 47% increase and $14.2 million or 32% increase for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 were primarily due to 89% and 46% increases in international license revenue for the three and nine months ended September 30, 2005, respectively, as a result of our continued expansion in Europe and Asia-Pacific. International revenues as a percentage of total revenues was 31% for the three and nine months ended September 30, 2005 and 26% and 28% for the three and nine months ended September 30, 2004, respectively.
     Key Factors Affecting Revenues
     Certain key factors will affect our ability to meet our forecasted revenue in the fourth quarter of 2005, including the following:
•	Quarterly Fluctuations. Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In particular, our license revenues are not predictable with any significant degree of certainty. Furthermore, we have historically recognized a substantial portion of our license revenues in the last month of each quarter. In addition, we typically receive a substantial portion of new license orders in the last few weeks of each quarter.

•	Competition. While we believe that IBM’s acquisition of Ascential Software presents us with an opportunity to be the most open data integration platform for our customers, the acquisition could lead to customer confusion or uncertainty, and may cause customers to defer or delay their purchasing decisions for data integration software. See Risk Factors - “If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.”

•	Conversion of our Sales Pipeline. As a result of the continued uncertainty in IT spending by our customers and prospects, our ability to meet our forecasted revenues for the fourth quarter of 2005 will continue to be highly dependent on our success in converting our sales pipeline into license revenues from orders received and shipped within the quarter. See Risk Factors — “We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenue we recognize each quarter, and such fluctuations have caused and could cause our stock price to decline.”

•	New Product Introductions. We continually strive to introduce new products and to enhance existing products. In February 2005, we announced the release of PowerCenter Advanced Edition and we recently announced the anticipated release of PowerCenter 8. New product introductions and/or enhancements have inherent risks including but not limited to: delay in completion, launch, delivery or availability; delay in customer purchases in anticipation of new products not yet released; product quality including the possibility of defects; market confusion based on changes to the product packaging and pricing as a result of a new product release; interoperability issues with third party technologies; loss of existing customers which choose a competitor’s product instead of upgrading or migrating to the new product; loss of maintenance revenues from existing customers which do not upgrade or migrate. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

•	Sales Force Turnover. We experienced increased sales force turnover in the first half of 2004 and we continued to add new sales personnel in late 2004 and the first half of 2005. Because we typically experience lower productivity from newly hired sales personnel for a period of six to 12 months, these new sales personnel may not be able to generate significant license revenues in 2005. See Risk Factors — “An increase in turnover rates of our sales force personnel may negatively impact our ability to generate license revenues.”

•	General Economic Uncertainty. The general economic uncertainty caused customer purchases to be reduced in amount, deferred or cancelled, and therefore reduced the overall license pipeline conversion rates in much of 2003 and 2004. Although we believe that the broader software market is steadily recovering from this period of uncertainty, any interruption or delay in the current recovery could cause a reduction in the rate of conversion of our sales pipeline into license revenue for the fourth quarter of 2005 and beyond. See Risk Factors — “If we are unable to accurately forecast revenues, we may fail to meet stock analysts and investors’ expectations of our quarterly operating results, which could cause our stock price to decline” and Risk Factors — “We have experienced reduced sales pipeline and pipeline conversion rates in the past, which has adversely affected the growth of our company and the price of our common stock.”
     Future Revenues (New Orders, Backlog and Deferred Revenues)
     Our future revenues are dependent upon (i) new orders received, shipped and recognized in a given quarter and (ii) our backlog and deferred revenues entering a given quarter. Our backlog is comprised of product license orders that have not shipped as of the end of a given quarter and orders to distributors, resellers and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (i) maintenance revenues that we recognize over the term of the contract, typically one year, (ii) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (iii) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied.

Aggregate backlog and deferred revenues at September 30, 2005 were approximately $81.9 million compared to $60.4 million at September 30, 2004. This increase at September 30, 2005 compared to September 30, 2004 was primarily due to an increase in deferred maintenance revenues and to a lesser extent license orders awaiting shipment and orders shipped which will be recognized as revenue upon cash receipt. We do not believe that backlog and deferred revenues as of any particular date is indicative of future results.
Cost of Revenues
The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Cost of license revenues	$862	$727	19%	$2,707	$2,452	10%
Cost of service revenues	11,548	10,399	11%	33,416	30,145	11%
Amortization of acquired technology	227	585	(61)%	696	1,740	(60)%

	$12,637	$11,711	8%	$36,819	$34,337	7%

Cost of license revenues, as a percentage of license revenues	3%	3%		3%	3%
Cost of service revenues, as a percentage of service revenues	31%	34%		31%	34%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs for packaging and shipping. Cost of license revenues increased to $0.9 million for the three months ended September 30, 2005 from $0.7 million for the three months ended September 30, 2004, representing 3% of license revenues for those periods, respectively. Cost of license revenues increased to $2.7 million for the nine months ended September 30, 2005 from $2.5 million for the nine months ended September 30, 2004, representing 3% of license revenues for each of those periods, respectively. The $0.1 million or 19% increase and $0.2 million or 10% increase for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 were primarily due to higher transaction volumes which was partially offset by a favorably negotiated arrangement in the first quarter of 2005 with one of the vendors from which we license royalty-bearing software. For the fourth quarter of 2005, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with, or increase slightly from the third quarter of 2005.
     Cost of Service Revenues
     Our cost of service revenues is a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices and customer locations. Cost of service revenues increased to $11.5 million for the three months ended September 30, 2005 from $10.4 million for the three months ended September 30, 2004, representing 31% of service revenues for each of those periods, respectively, and increased to $33.4 million for the nine months ended September 30, 2005 from $30.1 million for the nine months ended September 30, 2004, representing 34% of service revenues for each of those periods, respectively. The $1.1 million or 11% increase and $3.3 million or 11% increase for the three and nine months ended September 30, 2005 compared to the same periods in 2004, respectively, were primarily due to headcount growth in the customer support, professional service and education service groups. For the fourth quarter of 2005, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the third quarter of 2005, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.

     Amortization of Acquired Technology
     Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology decreased to $0.2 million for the three months ended September 30, 2005 from $0.6 million for the three months ended September 30, 2004 and decreased to $0.7 million for the nine months ended September 30, 2005 from $1.7 million for the nine months ended September 30, 2004. The $0.4 million or 61% decrease and $1.0 million or 60% decrease for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004 were primarily due to certain developed technology acquired in our 2003 acquisition of Striva being fully amortized as of December 31, 2004. We expect amortization of other acquired technology to be approximately $0.2 million for the fourth quarter of 2005.
Operating Expenses
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Research and development	$10,777	$12,339	(13)%	$31,484	$39,565	(20)%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses decreased to $10.8 million for the three months ended September 30, 2005 from $12.3 million for the three months ended September 30, 2004, representing approximately 17% and 24%, respectively, of total revenues for those periods. The $1.6 million or 13% decrease for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $2.0 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan which was partially offset by a $0.4 million increase in third-party consulting costs, as a result of product strategy development and localization efforts. Research and development expenses decreased to $31.5 million for the nine months ended September 30, 2005 from $39.6 million for the nine months ended September 30, 2004, representing approximately 17% and 25%, respectively, of total revenues for those periods. The $8.1 million or 20% decrease for the nine months ended September 30, 2005 compared to the same period in 2004, was primarily due to a $6.2 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan, a $1.5 million decrease in stock-based compensation and a $0.5 million decrease in third-party consulting costs, as a result of shifting consulting projects to our India office. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For the fourth quarter of 2005, we expect the research and development expenses as a percentage of total revenues to remain relatively consistent with the third quarter of 2005.
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Sales and marketing	$28,312	$22,574	25%	$82,698	$67,716	22%

     Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonus, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $28.3 million for the three months ended September 30, 2005 from $22.6 million for the three months ended September 30, 2004, representing approximately 43%, respectively, of total revenues for those periods. The $5.7 million or 25% increase for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $5.3 million increase in personnel-related costs including sales commissions, travel-related and telecommunication expenses, as a result of headcount increasing from 284 in September 2004 to 365 in September 2005, and a $0.4 million increase in costs for outside services including lead generation costs and costs associated with opening new offices in Asia-Pacific. Sales and marketing expenses increased to $82.7 million for the nine months ended September 30, 2005 from $67.7 million for the nine months ended September 30, 2004, representing approximately 44% and 42%, respectively, of total revenues for those periods. The $15.0 million or 22% increase for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to an $14.9 million increase in personnel-related costs, as a result of headcount increase described above and a $0.9 million increase in costs for outside services including lead generation costs and costs associated with opening new offices in Asia-Pacific which were partially offset by a $0.8 million decrease in deferred stock-based compensation. For the fourth quarter of 2005, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with, or decrease from, the third quarter of 2005.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
General and administrative	$5,146	$5,950	(14)%	$15,246	$15,616	(2)%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses decreased to $5.1 million for the three months ended September 30, 2005 from $6.0 million for the three months ended September 30, 2004, representing approximately 8% and 11%, respectively, of total revenues for those periods. The $0.8 million or 14% decrease for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $0.8 million decrease in legal and consulting service costs and a $0.4 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan which were partially offset by a $0.3 million increase in bad debt expenses. General and administrative expenses decreased slightly to $15.2 million for the nine months ended September 30, 2005 from $15.6 million for the nine months ended September 30, 2004, representing approximately 8% and 10%, respectively, of total revenues for those periods. The $0.4 million or 2% decrease for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $1.2 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan and a $0.3 million decrease in third-party consulting service costs which were partially offset by a $1.0 million increase in personnel related costs and a $0.1 million increase in business insurance and fees. The increase of personnel related costs and business insurance were primarily due to the costs associated with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). For the fourth quarter of 2005, we expect general and administrative expenses as a percentage of total revenues to remain relatively consistent with, or decrease slightly from, the third quarter of 2005.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Amortization of Intangible assets	$47	$47	0%	$141	$150	(6)%

     Amortization of intangible assets is the amortization of customer relationships acquired through business combinations. Amortization of intangible assets was relatively flat during these periods. We expect amortization of the intangible assets to be approximately $47,000 in the fourth quarter of 2005.
     Facilities Restructuring Charges
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Facilities restructuring charges	$1,274	$9,673	(87)%	$2,902	$$9,673	(70)%
     In the three months ended September 30, 2005, we recorded $1.3 million of restructuring charges. This charge included $1.2 million of accretion charges and a $0.1 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions. In the nine months ended September 30, 2005, we recorded $2.9 million of restructuring charges. This charge included $3.6 million of accretion charges and a $0.6 million adjustment related to the 2004 Restructuring Plan due to an increase in lease operating expense assumptions, offset by an adjustment to reflect a $1.3 million increase in our assumed sublease income. (See Note 4, Restructuring Charges, in Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Report)
     As of September 30, 2005, $ 98.1 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
     2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $3.6 million and $10.7 million for three and nine months ended September 30, 2005, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2005 if we continue to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
     2001 Restructuring Plan. Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.1 million and $3.3 million for three and nine months ended September 30, 2005, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2005 if we continue to be unable to sublease the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Interest income and other, net	$1,911	$1,014	88%	$4,515	$2,129	112%
     Interest income and other, net is primarily interest income earned on our cash, cash equivalents, investments and restricted cash. Interest income and other, net increased to $1.9 million for the three months ended September 30, 2005 from $1.0 million for the three months ended September 30, 2004. The $0.9 million increase for the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $0.9 million increase in interest income, as a result of higher average cash and investment balances and higher interest rates compared to the same period in 2004. Interest income and other, net increased to $4.5 million for the nine months ended September 30, 2005 from $2.1 million for the nine months ended September 30, 2004. The $2.4 million increase for the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $1.8 million increase in interest income, as a result of higher average cash and investment balances and higher interest rates compared to the same period in 2004 and a $0.5 million decrease in foreign exchange loss, as a result of the weakening of the U.S. dollar against the Euro and British pound compared to the same period in 2004. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$414	$(267)	(255)%	$2,567	$422	508%
     We recorded an income tax provision of $0.4 million and $2.6 million for the three and nine months ended September 30, 2005, respectively. The $0.4 million income tax provision for the three months ended September 30, 2005 includes $1.0 million of federal alternative minimum taxes, income and withholding taxes attributable to foreign operations, and a $0.3 million benefit based on the filing of our 2004 federal income tax returns. In addition, results from a foreign income tax examination were concluded in early November 2005 and, we reversed previously accrued tax reserves giving rise to a $0.3 million benefit that is reflected in the third quarter’s tax provision. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the nine month period ended September 30, 2005 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $6.4 million of tax attributes partially offset by foreign income and withholding taxes of $1 million and state taxes of $0.6 million.
     For the three and nine months ended September 30, 2004, we recorded an income tax benefit of $0.3 million and an income tax provision of $0.4 million, respectively. These income tax amounts are primarily comprised of federal alternative minimum taxes, income and withholding taxes that are attributable to foreign operations of $0.2 million and $0.9 million, respectively, for the three and nine months ended September 30, 2004, and a $0.5 million benefit based on our federal income tax returns filed in the third quarter of 2004.
     Our tax provision for the fourth quarter of 2005 remains heavily dependent upon the jurisdictional mix in which we generate pretax income, the level of earnings subject to foreign incomes taxes, and the amount of foreign withholding taxes paid.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of September 30, 2005, we had $256.5 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases.
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

     A number of non-cash items were charged to expenses and decreased our net income (loss) in the nine months ended September 30, 2005 and 2004. These items include depreciation and amortization of property and equipment and intangible assets and acquired technology, non-cash facilities restructuring charges and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating income will have no corresponding impact on our operating cash flows.
     Operating activities: Cash provided by operating activities for the nine months ended September 30, 2005 was $23.9 million, representing an improvement of $16.7 million from the nine months ended September 30, 2004. This improvement primarily resulted from a $26.0 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, an increase in deferred revenues and income taxes payable offset by payments to reduce our accrual for excess facilities, accounts payable and accrued liabilities and increases in prepaid expenses and other assets primarily for insurance and third-party software maintenance. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 66 days at September 30, 2004 to 46 days at September 30, 2005. Days outstanding at September 30, 2005 were primarily impacted by improvements to our collection program. Deferred revenues increased primarily due to increased maintenance renewals. Cash provided by operating activities for the nine months ended September 30, 2004 was $7.2 million and primarily resulted from non-cash item adjustments to our net loss, including non-cash depreciation and amortization expenses, an increase in facilities restructuring charges, an increase in deferred revenues, payments against accounts payable and accrued liabilities, and increases in prepaid expenses and other assets. Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors by the nature of vendor arrangements and management’s assessment of our cash inflows.
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
     Other Uses of Cash
     In July 2004, our Board of Directors authorized a stock repurchase program for up to five million shares of our common stock. Purchases may be made from time to time in the open market through the end of 2005 and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the level of our cash balances and general business and market conditions. In 2004, we purchased 1,055,000 shares at a cost of $6.1 million under this program. In the nine months ended September 30, 2005, we purchased 1,900,000 shares at a cost of $16.2 million under this program. These shares were retired and reclassified as authorized and unissued shares of common stock. The share repurchase program is currently scheduled to expire at the end of 2005. See Part II. Item 2 of this Report for more information regarding the stock repurchase plan.

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
     Operating Leases
     We lease certain office facilities and equipment under noncancelable operating leases. During 2004, 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $128.7 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 4. Restructuring Charges and Note 5. Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Our future minimum lease payments as of September 30, 2005 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2005	$5,319	$(868)	$4,451
2006	21,397	(3,163)	18,234
2007	20,267	(2,397)	17,870
2008	16,815	(2,392)	14,423
2009	17,270	(1,242)	16,028
Thereafter	61,692	—	61,692

	$142,760	$(10,062)	$132,698

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
We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenues we recognize each quarter, and such fluctuations have caused and could cause our stock price to decline.
     Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. For example, we have experienced customer order deferrals in anticipation of future new product introductions or product enhancements, as well as a result of particular budgeting and purchase cycles of our customers. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.
     Moreover, historically our backlog of license orders at the end of a given fiscal period has tended to vary. This has particularly been the case at the end of the first and third fiscal quarters when it tends to decrease from the prior quarter. For example, in the three months ended March 31, 2004, we experienced greater seasonal reduction in license orders than we expected. When we experience quarters where our license revenues generally reflect orders received and shipped in that same quarter and where we have not had a substantial backlog of orders, we do not have significant visibility of expected results for future quarters.
     Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter, and more recently, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter. Moreover, the likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
     The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects, Embarcadero Technologies, IBM, which acquired Ascential Software, SAS Institute and certain other privately-held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Cognos, Hyperion Solutions, MicroStrategy and certain privately-held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such potential competitors include IBM, Microsoft, Oracle, SAP and Siebel Systems. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive. We believe we currently compete more on the basis of our products’ functionality than on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy or bundle data integration technology at no cost to the customer or at deeply discounted prices.
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
     We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenues, our revenues and the price of our common stock could decline.
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
     In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. Although we have experienced an increase in the size of our sales pipeline and our pipeline conversation rate in 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment, if we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
Our international operations expose us to greater intellectual property, collections, exchange rate fluctuations, regulatory and other risks, which could limit our future growth.
     We have significant operations outside the United States, including software development centers in India, the Netherlands and the United Kingdom, sales offices in Belgium, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom, and customer support centers in the Netherlands, India and the United Kingdom. Additionally, we have recently opened offices in Japan, Korea, China, Taiwan, Hong Kong and we plan to continue to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure you that our localization efforts will be successful.
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
     Business practices in the international markets that we serve may differ from those in North America and may require us to include terms in our software license agreements, such as extended payment or warranty terms, or performance obligations that may require us to defer license revenues and recognize it ratably over the warranty term or contractual period of the agreement. For example, license revenues for 2004 did not include the full amount related to two large software license agreements signed in Europe in the third quarter of 2004. We deferred the license revenues related to these software license agreements in September 2004 due to extended warranties that contained provisions for additional unspecified deliverables and began amortizing the deferred revenues balances to license revenues in September 2004 for a two- to five-year period. While historically we have infrequently entered into software license agreements that require ratable recognition of license revenue, we may enter into software license agreements in the future that may include non-standard terms related to payment, maintenance rates, warranties or performance obligations.

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

     If our sales cycle lengthens unexpectedly, it could adversely affect the timing of our revenues or increase costs, which may independently cause fluctuations in our revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline.
While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (“SOX 404”) and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
     Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report has only been in effect since 2004, some of our judgments will be in areas that may be open to interpretation. Therefore our management report may be uniquely difficult to prepare, and our auditors, who are required to issue an attestation report along with our management report, may not agree with management’s assessments. While we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate.
     If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to provide an attestation report regarding the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
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
     For new products introductions and existing product enhancements, changes can occur in product packaging and pricing. In February 2005, we announced the release of PowerCenter Advanced Edition, and we recently announced the anticipated release of PowerCenter 8. New product introductions and/or enhancements have inherent risks including but not limited to: delay in completion, launch, delivery or availability; delay in customer purchases in anticipation of new products not yet released; product quality including the possibility of defects; market confusion based on changes to the product packaging and pricing as a result of a new product release; interoperability issues with third party technologies; loss of existing customers which choose a competitor’s product instead of upgrading or migrating to the new product; loss of maintenance revenues from existing customers which do not upgrade or migrate. Given the risks associated with the introduction of new products, we cannot predict their impact on overall sales and revenues.

If our products are unable to interoperate with hardware and software technologies that are developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected which would result in harm to our business and operating results.
     Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. The continued consolidation in the enterprise software market may serve to heighten these risks. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.
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
     We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team. For example, we recently hired Paul Hoffman as our Executive Vice President, Worldwide Sales and recently announced the departure of John Entenmann as our Executive Vice President, Corporate Strategy and Marketing. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.

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
     If the current improvement in the U.S. economy does not result in increased sales of our products and services, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline. Moreover, if the current economic conditions in Europe and Asia do not improve or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for 2005. Although we have seen improvement in our European revenues, any future economic slowdown in Europe could adversely affect our pipeline conversion rate or be negatively impacted by the effects of an economic slowdown in Europe in the future, which could impact our ability to meet our revenue expectations for 2005. Although we are investing in Asia, there are significant risks with overseas investments and our growth prospects in Asia are uncertain. In addition, we could experience delays in the payment obligations of our world-wide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our consolidated financial statements. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. Although we have not completed our evaluation of the impact of this accounting pronouncement, the adoption of SFAS No. 123(R) is expected to have a material adverse impact on our consolidated financial position and results of operations, as we expect the adoption of SFAS No. 123(R) will result in an increase in our operating expenses and a reduction in our net income and earnings per share, all of which could result in a decline in the price of our common stock.
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
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products and prospects. With the exception of 2003, when we had net income of $7.3 million, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $174.8 million as of September 30, 2005. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of September 30, 2005, we did not hold derivative financial instruments.
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
     For the nine months ended September 30, 2005, the average rate of return on our investments was 2.8%. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2005, the fair market value of our portfolio would decline by less than $1.0 million. Declines in interest rates could, over time, reduce our interest income.
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
     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of Company patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing;” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-

in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that the Company has infringed any BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently in the discovery phase.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Repurchases of Equity Securities
     On July 2, 2004, we announced a stock repurchase program to purchase up to 5,000,000 shares of our common stock. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. We repurchased a total of 362,500 and 1,900,000 shares in the three and nine months ended September 30, 2005, respectively, and at September 30, 2005, 2,045,000 shares remained available for repurchase under the program.
     The following table provides information about the repurchase of our common stock during the three months ended September 30, 2005:

				(2)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs
July 1 – July 31	—	—	—	2,407,500
August 1 – August 31	362,500	$10.84	362,500	2,045,000
September 1 – September 30	—	—	—	2,045,000

Total	362,500	$10.84	362,500	2,045,000

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program on July 2, 2004. The repurchase program authorizes the repurchase of up to five million shares of our common stock at any time until the end of 2005.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMATICA CORPORATION

November 7, 2005

/s/ Earl E. Fry.
Earl E. Fry
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2005

Number	Exhibit Title
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.