Form 10-K
period 2005-12-31
INFORMATICA CORP
filed 2006-02-28
CIK 1080099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☑        Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the year ended December 31, 2005
or
 ☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25871
INFORMATICA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Cardinal Way
Redwood City, California 94063
(Address of principal executive offices and zip code)
(650) 385-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Preferred Share Purchase Rights, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was approximately $726,197,000 (based on the last reported sale price of $8.39 on June 30, 2005 on the NASDAQ National Market). As of January 31, 2006, there were approximately 88,291,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2005.

INFORMATICA CORPORATION

PART I

ITEM 1.	BUSINESS
Overview
      Informatica Corporation (“Informatica”) is a leading provider of enterprise data integration software and services that enable organizations to gain greater business value by integrating their information assets. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives, including data migration, data consolidation, data synchronization, data warehousing, and the establishment of data hubs and data services. The Informatica enterprise data integration platform enables and accelerates data integration initiatives, allowing enterprises to meet new business requirements by utilizing cost-effective information technology (“IT”) systems; to reduce overall IT expenses by extending and adapting IT systems; and to implement best practices. Using our products, business users gain a holistic and consistent view of all of their enterprise information. IT management can be more responsive to the business demands for information—despite dramatically increasing data volumes and real-time delivery requirements—and IT developers benefit from reduced time to results and significant productivity gains.
      Over the last two decades, companies have made significant investments in process automation resulting in islands of data created by a variety of packaged transactional applications—such as enterprise resource planning (“ERP”), customer relationship management (“CRM”), and supply chain management (“SCM”) software—and custom operational systems deployed in various departments. The ultimate goal of deploying these applications was to make businesses more efficient through automation. However, these applications have further increased data fragmentation throughout the enterprise because they generate massive volumes of data in disparate software systems that were not designed to share data.
      Organizations are now finding that the strategic value of information technology goes far beyond process automation. Organizations of all sizes require information to run their business, and most information is derived from data. Operational activities generate a constant flow of data inside and outside the enterprise, but unless the various data streams can be integrated, the amount of real, useful business information derived from such data is limited. Companies are realizing that they must integrate data to support their business processes such as providing a single view of the customer, migrating away from legacy systems to new technologies, or consolidating multiple instances of an ERP system. In addition, we believe industry consolidation and corporate divestitures further the need to migrate and to integrate data.
      With Informatica’s robust enterprise data integration platform, business and IT decision makers can facilitate sophisticated information delivery across the enterprise. Based on an open, platform-neutral architecture, the Informatica platform is designed to access and integrate data from a large variety of enterprise systems, in a wide variety of formats, and deliver that data throughout the enterprise. The Informatica platform addresses the challenges of data integration as a mission-critical, enterprise-wide solution to complex problems such as migrating off of legacy systems, consolidating application instances, and synchronizing data across multiple operational systems.
      We have more than 2,400 customers representing a worldwide variety of industries, ranging from high technology and financial services to manufacturing and telecommunications. We market and sell our software and services through our global direct sales force in North America (consisting of the United States and Canada), Europe (including France, Germany, the Netherlands, Switzerland, and the United Kingdom), and Asia-Pacific (including Australia, China, Japan, India, Korea, Singapore, and Taiwan). We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors in various regions, including Europe, Asia-Pacific, and Latin America, who sublicense our products and provide service and support within their territories. More than 20 independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

      We began selling our first products in 1996. Through December 31, 2005, substantially all of our revenues have been derived from our data integration products: Informatica PowerCenter and Informatica PowerExchange and related services.
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
      Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The SEC also maintains a Web site that contains our SEC filings. The address of the site is www.sec.gov.
Recent Developments
      On January 26, 2006, we acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland, by entering into a Share Purchase Agreement by and among Informatica and the holders of the shares of Similarity. Pursuant to the Purchase Agreement, Similarity stockholders are entitled to receive approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at approximately $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5.1 million. Similarity’s software product suite includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. With this acquisition, we intend to further extend our enterprise data integration platform by incorporating certain of Similarity’s product suite including its patented data quality technology, thereby providing our customers with a more robust solution for global data quality and data measuring and monitoring functionality. With the acquisition of Similarity, Informatica gained approximately 70 employees, based primarily in Ireland and the United States.
Our Products
      Our products are designed to enable customers to gain greater business value by integrating their information assets. We help our customers simplify their IT infrastructure by providing a unified platform for all enterprise data integration initiatives.
      Our data integration platform is designed to empower the business user with holistic information, reduce the cost and complexity of enterprise IT infrastructure for the IT manager, provide increased productivity to IT practitioners to improve their responsiveness to the business, and deliver those capabilities through a service-oriented architecture to enable the IT architect to maximize existing and future technical environments.
      For the business user, our products deliver complete, accurate, and timely information. Our products provide near-universal access to enterprise data—structured data in databases as well as unstructured and semi-structured enterprise data locked in documents and industry-specific data formats. Our products feature the unique ability to access batch, federated, and changed data from mainframe, legacy, and relational systems and deliver that data at the frequency demanded by the business. In addition, our products provide built-in data profiling and rich transformations to ensure the accuracy and integrity of information with an end-to-end audit trail.
      For the IT manager, our products reduce risk and cost by providing a highly secure, scalable, and high performance environment, with the flexibility to deploy on a wide variety of operating systems including Windows, UNIX, Linux, and mainframe systems including ADABAS, DB2, IMS and VSAM. We also run on 64-bit hardware and we facilitate complete user authentication, granular privacy management, and encryption in data transport. We deliver near-linear scalability, fully parallel processing, and a unique ability to deploy a set of business logic across a heterogeneous grid of operating platforms to accommodate the most demanding of large and growing global organizations. For the IT architect, our products are based on a service-oriented architecture that is metadata-driven for flexibility and Web services enablement. Our products are fully extensible though open application program interfaces (“APIs”) and are designed to be interoperable to accommodate existing IT standards and future IT architectures.
      For the IT practitioner, our products supply a highly productive environment with complete version control and configuration management that enables individuals to work collaboratively across teams, multiple projects, and geographically dispersed locations, including onshore/offshore and in-source/out-source models. In addition, our metadata-driven environment accelerates initial design and evolution by providing data profiling, search, impact analysis, and high reuse of development assets via our patented global and local object management technology, so that work can be “designed once, deployed anywhere” across a network of installations.
      Products included in the Informatica platform are summarized below:
      Informatica PowerCenter Standard Edition (SE). PowerCenter SE is a single, unified enterprise data integration platform for discovering, accessing, and integrating data from a wide variety of business systems, in a wide variety of formats, and delivering that data throughout the enterprise. PowerCenter SE helps IT organizations cost-effectively scale to meet growing data volumes and demands from the business with a single, unified platform that offers high performance, scalability, and reliability. PowerCenter SE increases developer productivity with a codeless, easy to use, object-oriented visual development environment and mapping templates. Furthermore, PowerCenter SE enables IT organizations to respond efficiently and effectively to business needs for holistic information with near universal data access and metadata analysis and reporting. PowerCenter is available as version 7 and we anticipate general availability of the new upgraded version, PowerCenter 8, in April 2006.
      Informatica PowerCenter Advanced Edition (AE). PowerCenter AE is a single, unified enterprise data integration platform for discovering, accessing, and integrating data from a wide variety of business systems, in a wide variety of formats, and delivering that data throughout the enterprise. PowerCenter AE addresses requirements for organizations standardizing data integration at an enterprise level, across a number of projects and departments. PowerCenter AE expands the breadth of PowerCenter SE with such additional capabilities as advanced metadata analysis, team-based development, and Web-based reporting and dashboards. PowerCenter AE integrates data auditing capabilities that are critical for regulatory compliance and reporting features that allow companies to get an immediate view into the data.
      Informatica PowerExchange. PowerExchange is scalable, non-invasive software for access to changed or bulk data—in real time or batch mode—from complex legacy and mainframe systems. PowerExchange helps companies cost-effectively and efficiently access the vast amounts of enterprise data on mainframes for mission-critical business processing.
      Additional Options. Informatica offers eight PowerCenter options to extend the data integration platform’s core capabilities. These options are available with either PowerCenter Standard Edition or PowerCenter Advanced Edition:

1)	the Data Federation Option provides virtual data federation services or Enterprise Information Integration (“EII”) capabilities;

2)	the Data Profiling Option supplies thorough, accurate information about the content, quality, and structure of the data in virtually any operational system;

3)	the Data Cleansing Option standardizes, validates, and corrects name and address data to maximize the integrity and value of enterprise data;

4)	the Metadata Exchange Options coordinate technical and business metadata from data modeling tools, business intelligence tools, source and target database catalogs, and PowerCenter repositories;

5)	the Partitioning Option executes optimal parallel sessions, enabling organizations to maximize their technology investments;

6)	the PowerCenter Connect Options extend broad connectivity to enterprise data, eliminating the need for manually coding data extraction programs;

7)	the Real Time Option extends PowerCenter’s capabilities to transform and process operational data in real time; and

8)	the Unstructured Data Option expands PowerCenter’s data access capabilities to include unstructured and semi-structured data formats.
Services
      Informatica offers a comprehensive set of services, including product-related customer support, consulting services, and education services. Through our technical support centers in the United States, the United Kingdom, the Netherlands, and India, we offer 24x7 technical support on a global basis to customers and partners over the phone, via email, and online through Informatica’s customer Web portal “my.informatica.com”. Our consulting services range from the initial configuration of our products with knowledge-transfer to customers and partners to designing and implementing custom data integration/transformation solutions, to project audit and performance tuning services, to helping customers implement best practices for their integration competency centers (“ICCs”). ICCs are a shared IT function that enables project teams to complete data integration efforts rapidly and efficiently by following best-practice processes, leveraging the expertise of staff with integration-specific roles, and using standard technologies. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement their customized business solutions using our data integration products.
      Informatica professional services consultants use a services methodology called Informatica Velocity to guide the successful implementation of our data integration software. Our services methodology reflects the best practices that Informatica has developed and refined through hundreds of successful data integration projects. Informatica Velocity covers each of the major implementation project phases, including manage, architect, analyze, design, build, test, deploy, and operate. Where applicable, Informatica Velocity includes technical white papers as well as sample project documentation and even sample implementations (“mappings”) of specific technical solutions.
      Informatica also offers a comprehensive curriculum of product-related education services to help our customers and strategic partners build proficiency in using our products. We have established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.
Our Strategic Partners
      Informatica’s strategic partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and provide complementary products and services to our joint customers. Our strategic business partners that resold and/or influenced more than $3,000,000 each in license and services orders in 2005 are Accenture, IBM, Tata Consultancy Services, Mantas, Hewlett-Packard, Infosys, Sun Microsystems, Siebel Systems, Teradata, and Northrop Grumman. Our original equipment manufacturer (“OEM”) partners that generated more than $400,000 in license royalties for us in 2005 are Siebel Systems and i2 Technologies.
Our Customers
      More than 2,400 companies worldwide rely on Informatica for their end-to-end enterprise data integration needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy & utilities, financial services, government & public sector, healthcare, high technology, insurance, manufacturing, retail, services, transportation, and telecommunications. No single customer accounted for 10% or more of our total revenues in 2005, 2004, or 2003.
Our Market Strategy
      Expand from Data Warehousing to Broad Enterprise Data Integration. Our goal is to be the market leader in the enterprise data integration market that includes data migration, data consolidation, data synchronization, data warehousing, and the establishment of data hubs and data services. Our strategy is to capitalize on this opportunity by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data warehouses and data integration initiatives. We address the growing enterprise data integration market with our products that we believe are well-suited to rapidly deliver value to our customers.
      Evolve Departmental Projects to Enterprise Standardization via Integration Competency Centers. As customers undertake multiple data integration projects, they are increasingly moving from individual departmental projects to centralized ICCs managing enterprise integration initiatives. Informatica has been chosen by many customers as standard technology for centralized ICCs, and we will continue to promote the value of ICCs among our customers for broad adoption.
      Focus on Horizontal Data Integration Solutions: Migration and Consolidation. The data migration phase of an application implementation, upgrade, or instance consolidation project can extend up to multiple years, is often underestimated in complexity and cost, and requires rigorous project planning and significant manual effort. Detailed project planning is required because enterprises have traditionally underestimated the challenges involved in the data migration process, including the quality of the data being migrated and the high cost of system maintenance, administration, and development. Organizations now increasingly recognize the need for an enterprise data integration platform to automate the data migration and consolidation of IT systems. We believe that along with our strategic system integrator partners, we can address this growing requirement by providing customers with a tailored solution including software and services to speed the deployment of migration and consolidation initiatives.
      Launch Vertical Solutions: Financial Services. We are increasing our focus on the financial services market. With 18 of the world’s 20 largest financial organizations as current customers, Informatica has already established a leadership position within this market. Informatica has increased its sales, marketing, and alliances resources tailored to meet the needs of a growing market demand in this segment. In conjunction with our strategic partners, we offer business solutions such as risk management, compliance, and “single view” of the customer for leading financial institutions.
      Leverage Installed Customer Base and Community of Developers. We have an installed customer base that spans a wide range of industries. As of December 31, 2005, more than 2,400 customers worldwide and 79 of the Fortune 100 companies have licensed our products. The Informatica Developer Network, created in 2001, has grown to more than 25,000 members in over 100 countries using our products to build their own data warehouses and data integration solutions. Our success at each customer site strengthens awareness of our brand while providing an opportunity to up-sell and cross-sell additional products and services.
      Increase Base of Strategic Partners. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators, and hardware vendors. These alliances furnish sales and marketing support and access to required technology, while also providing complementary products and services to our joint customers. More than 300 companies help market, resell or implement information around the world. Additionally, more than 20 companies now OEM our core products.
Sales, Marketing, and Distribution
      We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2005, we employed 362 people in our sales and marketing organization worldwide.

      Marketing programs are focused on creating brand awareness, lead generation, customer references, and up-sell/cross-sell opportunities for our products. These programs are targeted at such key executives as chief information officers, vice presidents of IT, enterprise architects, and vice presidents of specific functional areas, such as marketing, sales, service, finance, human resources, manufacturing, distribution, and procurement. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing product collateral, and generating qualified sales leads.
      Our global sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation, and contract negotiation. Although the typical sales cycle requires three to six months, some sales cycles have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts, assessing needs prior to our introduction to the customer and endorsing our products to the customer before their product selection. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.
      In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors, and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. In some cases, they resell our products, bundling them with their broader service offerings. In other cases, they influence direct sales of our products. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.
Research and Development
      As of December 31, 2005, we employed 259 people in our research and development organization. This team is responsible for the design, development, and release of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with a product-marketing manager from our marketing department, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.
      When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.
      Approximately half of Informatica’s research and development team is based in the United States and the remainder is in the offshore development teams based in India, the United Kingdom and the Netherlands. The offshore development teams are focused on developing and performing quality assurance work on portions of our data integration technology. Our offshore development is intended to increase development productivity and expand development capabilities. Our research and development expenditures were $42.6 million in 2005, $50.3 million in 2004, and $47.7 million in 2003.
Intellectual Property and Other Proprietary Rights
      Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 12 patents granted in the United States, 1 patent granted in the European Union, 1 patent granted in Ireland,

8 patent applications pending in the United States, and 20 corresponding international patent applications pending.
      Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.
Future Revenues (New Orders, Backlog, and Deferred Revenue)
      Our future revenues are dependent upon (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at December 31, 2005 was approximately $104.2 million compared to $82.3 million at December 31, 2004. This increase at December 31, 2005 was primarily due to an increase in deferred maintenance revenues and, to a lesser extent, an increase in license orders awaiting shipment and shipped orders where revenue is recognized upon cash receipt. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Competition
      The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as vendors of point integration solutions typically used for departmental deployment, including Embarcadero Technologies, Group 1 Software, IBM, SAS Institute, and certain privately held companies. We have competed in the past with business intelligence vendors that offer data integration solutions for their combined data warehousing and business intelligence offerings, such as Business Objects, Cognos, Hyperion Solutions, MicroStrategy, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP.
      We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including neutrality, dependability, innovation, quality of products, services, and support, and versatility.
      We believe that we currently compete favorably with respect to the above factors. For a further discussion of our competition, see “Risk Factors—If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.”
Seasonality
      Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and third quarters of the year. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.

Employees
      As of December 31, 2005, we had a total of 1,010 employees, including 259 people in research and development, 362 people in sales and marketing, 272 people in consulting, customer support, and education services, and 117 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

ITEM 1A.	RISK FACTORS
      In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.
      The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects, Embarcadero Technologies, IBM (which acquired Ascential Software), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Cognos, Hyperion Solutions, MicroStrategy, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.
      We believe we currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy or bundle data integration technology at no cost to the customer or at deeply discounted prices. These difficulties may increase as larger companies target the data integration market. As a result, increased competition and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
      Our current and potential competitors may make strategic acquisitions, consolidate their operations, or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our prospective customers, such as IBM’s acquisition of Ascential Software. Such acquisitions could cause customers to defer their purchasing decisions. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations, and financial condition.
New product introductions and product enhancements may impact market acceptance of our products and affect our results of operations.
      For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. In February 2005, we announced our introduction of PowerCenter Advanced Edition. In October 2005 we announced our introduction of PowerCenter 8. In connection with our acquisition of

Similarity in January 2006, we have announced our intention to incorporate Similarity’s patented data quality technology into our PowerCenter data integration product suite. New product introductions and/or enhancements have inherent risks, including but not limited to:

•	delay in completion, launch, delivery, or availability;

•	delay in customer purchases in anticipation of new products not yet released;

•	product quality issues including the possibility of defects;

•	market confusion based on changes to the product packaging and pricing as a result of a new product release;

•	interoperability issues with third-party technologies;

•	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

•	loss of maintenance revenues from existing customers that do not upgrade or migrate.
      In addition, we plan to continue to partner with our existing data quality vendors in terms of support for our existing customers. However, it is unclear how successful the ongoing partnering will be and how our customers will react. Given the risks associated with the introduction of new products, we cannot predict their impact on overall sales and revenues.
We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenues we recognize each quarter, and such fluctuations have caused and could cause our stock price to decline.
      Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues, which are sold on a perpetual license basis, are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. Also, we could experience customer order deferrals in anticipation of future new product introductions or product enhancements, as well as a result of particular budgeting and purchase cycles of our customers. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.
      Moreover, historically our backlog of license orders at the end of a given fiscal period has tended to vary. This has particularly been the case at the end of the first and third fiscal quarters when our backlog typically decreases from the prior quarter and increases at the end of the fourth quarter. For example, in the first quarter of 2004, we experienced greater seasonal reduction in license orders than we had initially expected.
      Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes, in the last few weeks of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter. Moreover, the likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
      Due to the difficulty we experience in predicting our quarterly license revenues, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. Furthermore, our future operating results could fail to meet the expectations of stock analysts and investors. If this happens, the price of our common stock could fall.
We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.
      We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products.
      Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.
      Although our strategic partnership with IBM’s Business Consulting Services (“BCS”) group has been successful in the past, IBM’s recent acquisition of Ascential Software may make it more critical that we strengthen our relationships with our other strategic partners. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
      We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service, or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenues, our revenues and the price of our common stock could decline.
If we are unable to accurately forecast revenues, we may fail to meet stock analysts’ and investors’ expectations of our quarterly operating results, which could cause our stock price to decline.
      We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes, in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.
We have experienced reduced sales pipeline and pipeline conversion rates in prior years, which have adversely affected the growth of our company and the price of our common stock.
      In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown which caused the amount of customer purchases to be reduced, deferred, or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004 and 2005, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. Although we experienced an increase in the size of our sales pipeline and our pipeline conversion rate in 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment, if we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
Our international operations expose us to greater risks, including but not limited to those regarding intellectual property, collections, exchange rate fluctuations, and regulations, which could limit our future growth.
      We have significant operations outside the United States, including software development centers in India, the Netherlands, and the United Kingdom, sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific, and customer support centers in the Netherlands, India, and the United Kingdom. Additionally, we have recently opened sales offices in Australia, China, India, Japan, Korea, Taiwan, and Singapore, and we plan to continue to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot assure that our localization efforts will be successful.
      In addition, we have only a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we have experienced difficulties in recruiting, training, and managing an international staff, and we may continue to experience such difficulties in the future.
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
      Business practices in the international markets that we serve may differ from those in North America and may require us to include terms in our software license agreements, such as extended payment or warranty terms, or performance obligations that may require us to defer license revenues and recognize them ratably over the warranty term or contractual period of the agreement. For example, in 2004, we were unable to recognize a portion of license fees for two large software license agreements signed in Europe in the third quarter of 2004. We deferred the license revenues related to these software license agreements in September 2004 due to extended warranties that contained provisions for additional unspecified deliverables and began amortizing the deferred revenues balances to license revenues in September 2004 for a two- to five-year period. Although historically we have infrequently entered into software license agreements that require ratable recognition of license revenue, we may enter into software license agreements in the future that may include non-standard terms related to payment, maintenance rates, warranties, or performance obligations.
      Our software development centers in India, the Netherlands, and the United Kingdom also subject our business to certain risks, including:

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	communication delays between our main development center in Redwood City, California and our development centers in India, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

•	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

•	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

      Additionally, our international operations as a whole are subject to a number of risks, including the following:

•	greater risk of uncollectible accounts and longer collection cycles;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and unfair trade regulations;

•	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

•	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Hong Kong, Korea, and Taiwan;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

•	general economic and political conditions in these foreign markets.
      These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.
As a result of our products’ lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet stock analysts’ and investors’ expectations, resulting in a decline in the price of our common stock.
      Due to the expense, broad functionality and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives, which may result in larger average transaction sizes. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

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
      If our sales cycles lengthen unexpectedly, they could adversely affect the timing of our revenues or increase costs, which may independently cause fluctuations in our revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline.

Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement regarding the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
      Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report has only been in effect since 2004, some of our judgments will be in areas that may be open to interpretation. Therefore, our management report may be difficult to prepare, and our auditors, who are required to issue an attestation report along with our management report, may not agree with management’s assessments.
      In addition, during 2005, we expanded our presence in the Asia-Pacific region where business practices can differ from those in other regions of the world and can create internal controls risks. To address such potential risks, we recognize revenue on transactions derived in this region only when the cash has been received.
      Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate.
      If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to provide an attestation report regarding the effectiveness of our internal controls, or qualify such report or fail to provide such report in a timely manner), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
If our products are unable to interoperate with hardware and software technologies developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.
      Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third-party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. The continued consolidation in the enterprise software market may heighten these risks. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third-party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.
If the market in which we sell our products and services does not grow as we anticipate, we may not be able to increase our revenues at an acceptable rate of growth, and the price of our common stock could decline.
      The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, and single view projects. The use of packaged software solutions to address the needs of the broader data integration market is relatively new and is still emerging. Our potential customers may:

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
The loss of our key personnel, an increase in our sales force personnel turnover rate, or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
      We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team with the recent departure of John Entenmann, our Executive Vice President, Corporate Strategy and Marketing. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.
      We also experienced an increased level of turnover in our direct sales force in the fourth quarter of 2003 and the first quarter of 2004. This increase in the turnover rate impacted our ability to generate license revenues in the first nine months of 2004. Although we have hired replacements in our sales force and have seen the pace of the turnover decrease in recent quarters, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.
      In addition, we have experienced an increased level of turnover in other areas of the business. If we are unable to effectively attract and train new personnel, or if we continue to experience an increase in the level of turnover, our results of operations may be negatively impacted.
      We currently do not have any key-man life insurance relating to our key personnel, and the employment of the key personnel in the United States is at-will and not subject to employment contracts. We have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that we will continue to successfully attract and retain key personnel.
If the current improvement in the U.S. and global economies does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.
      As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We experienced the adverse effect of the economic slowdown in 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products. In addition, terrorist actions and the military actions in Afghanistan and Iraq magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, and we have experienced some improvement in our pipeline conversion rate, we may not experience any significant improvement in our pipeline conversion rate in the future. In particular, our ability to forecast and rely on U.S. federal government orders, especially potential orders from the U.S. Department of Defense, is uncertain due to congressional budget constraints and changes in spending priorities.

      If the current improvement in the U.S. economy does not result in increased sales of our products and services, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline. Moreover, if the economies of Europe and Asia-Pacific do not continue to grow or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for 2006. Any further economic slowdown in Europe could adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations for 2006. Although we are investing in Asia-Pacific, there are significant risks with overseas investments and our growth prospects in Asia-Pacific are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
We rely on the sale of a limited number of products, and if these products do not achieve broad market acceptance, our revenues would be adversely affected.
      To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise substantially all of our revenues for the foreseeable future. If any of our products does not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Similarity acquisition, we intend to integrate Similarity’s data quality technology into our PowerCenter data integration product suite. Market acceptance for our current products, as well as our PowerCenter product with Similarity’s data quality technology, could be already affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.
      We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific market. We may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.
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
      After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. The Company and certain former Company officers have been named as defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.
The price of our common stock may fluctuate when we account for employee stock option and employee stock purchase plans using the new fair value method, which could significantly reduce our net income and earnings per share.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which will require us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our consolidated financial statements. We are required to adopt SFAS No. 123(R) in the first quarter of 2006. The adoption of SFAS No. 123(R) is expected to have a material adverse impact on our consolidated financial position and results of operations. We anticipate that the adoption of SFAS No. 123(R) will increase our operating expenses and reduce our net income and earnings per share, all of which could result in a decline in the price of our common stock.
We rely on a number of different distribution channels to sell and market our products. Any conflicts that we may experience within these various distribution channels could result in confusion for our customers and a decrease in revenue and operating margins.
      We have a number of relationships with resellers, systems integrators, and distributors that assist us in obtaining broad market coverage for our products and services. Although our discount policies, sales commission structure, and reseller licensing programs are intended to support each distribution channel with a minimum level of channel conflicts, we may not be able to minimize these channel conflicts in the future. Any channel conflicts that we may experience could result in confusion for our customers and a decrease in revenue and operating margins.
Any significant defect in our products could cause us to lose revenue and expose us to product liability claims.
      The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations, or lack of market acceptance of our products. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors, which could require us to allocate significant customer support resources to address these problems.
      Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entails the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover a potential claim.
If we are unable to successfully respond to technological advances and evolving industry standards, we could experience a reduction in our future product sales, which would cause our revenues to decline.
      The market for our products is characterized by continuing technological development, evolving industry standards, changing customer needs, and frequent new product introductions and enhancements. The introduction of products by our direct competitors or others embodying new technologies, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In particular, an industry-wide adoption of uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Our success depends upon our ability to enhance existing products, to respond to changing customer requirements, and to develop and introduce in a timely manner new products that keep pace with technological and competitive developments and emerging industry standards. We have in the past experienced delays in releasing new products and product enhancements and may experience similar delays in the future. As a result, in the past, some of our customers deferred purchasing our products until the next upgrade was released. Future delays or problems in the installation or implementation of our new releases may cause customers to forgo purchases of our products and purchase those of our competitors instead. Additionally, even if we are able to develop new products and product enhancements, we cannot ensure that they will achieve market acceptance.
We recognize revenue from specific customers at the time we receive payment for our products, and if these customers do not make timely payment, our revenues could decrease.
      Based on limited credit history, we recognize revenue from direct end users, resellers, distributors, and OEMs that have not been deemed creditworthy when we receive payment for our products, rather than at the time of sale. As our business grows, if these customers and partners do not make timely payment for our products, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.
We have a limited operating history and a cumulative net loss, which makes it difficult to evaluate our operations, products, and prospects for the future.
      We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. With the exception of 2005 and 2003, when we had net income of $33.8 million and $7.3 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $161.3 million as of December 31, 2005. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
If we are not able to adequately protect our proprietary rights, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts.
      Our success depends upon our proprietary technology. We believe that our product development, product enhancements, name recognition, and the technological and innovative skills of our personnel are essential to establishing and maintaining a technology leadership position. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights.
      However, these legal rights and contractual agreements may provide only limited protection. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage, and third parties may develop technologies that are similar or superior to our technology or design around our patents. Third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.
      The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003 we settled a complaint against Ascential Software Corporation in which a number of former Informatica employees recruited and hired by Ascential misappropriated our trade secrets, including sensitive product and marketing information and detailed sales information regarding existing and potential customers and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. Although we were ultimately successful in this lawsuit, there are no assurances that we will be successful in protecting our proprietary technology from competitors in the future.
      We have entered into agreements with many of our customers and partners that require us to place the source code of our products into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if: (1) there is a bankruptcy proceeding by or against us; (2) we cease to do business; or (3) we fail to meet our support obligations. Although our agreements with these third parties limit the scope of rights to use of the source code, we may be unable to effectively control such third parties’ actions.
      Furthermore, effective protection of intellectual property rights is unavailable or limited in various foreign countries. The protection of our proprietary rights may be inadequate and our competitors could independently develop similar technology, duplicate our products, or design around any patents or other intellectual property rights we hold.
      We may be forced to initiate litigation in order to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). Although this lawsuit is in the discovery stage, litigating claims related to the enforcement of proprietary rights can be very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.
We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.
      As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:

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
Our effective tax rate is difficult to project and changes in such tax rate could adversely affect our operating results.
      The process of determining our anticipated tax liabilities involves many calculations and estimates, making the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of audits with tax authorities. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not more likely than not based on our estimation of future taxable income and other factors in each jurisdiction.
      Furthermore, our overall effective income tax rate may be affected by various factors in our business including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in applicable accounting rules and tax laws, developments in tax audits, and variations in the estimated and actual level of annual pre-tax income.
We may not successfully integrate Similarity’s technology, employees or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.
      In January 2006, we acquired Similarity, a provider of business-focused data quality and profiling solutions. The successful integration of Similarity’s technology, employees, and business operations will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:

•	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships;

•	any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs; and

•	the assumption of any contracts or agreements from Similarity that contain terms or conditions that are unfavorable to us.
      There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Similarity acquisition or any future acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.
We may engage in future acquisitions or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, debt, or significant expense.
      From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006 we announced our acquisition of Similarity Systems. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, and potential product liability issues related to the acquired products.
We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.
      We have substantial real estate lease commitments in the United States and internationally, and we do not occupy many of such leases. Currently, we have substantially subleased these unoccupied properties to third parties. However, the terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 6. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Item 8 of this Report.
Delaware law and our certificate of incorporation and bylaws contain provisions that could deter potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers, and prevent changes in our management or Board of Directors.
      Our basic corporate documents and Delaware law contain provisions that might discourage, delay, or prevent a change in the control of Informatica or a change in our management. Our bylaws provide that we have a classified Board of Directors, with each class of directors subject to re-election every three years. This classified Board has the effect of making it more difficult for third parties to elect their representatives on our Board of Directors and gain control of Informatica. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.
      In addition, we have adopted a stockholder rights plan. Under the plan, we issued a dividend of one right for each outstanding share of common stock to stockholders of record as of November 12, 2001, and such rights will become exercisable only upon the occurrence of certain events. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us or a significant percentage of our outstanding capital stock without first negotiating with our Board of Directors regarding such acquisition.
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
      Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We are in the process of preparing a detailed disaster recovery plan. Our facilities in the State of California had been subject to electrical blackouts as a consequence of a shortage of available electrical power, which occurred during 2001. In the event these blackouts reoccur, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity may continue to increase in the foreseeable future. Such price changes will increase our operating costs, which could negatively impact our profitability. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
      We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its 2005 fiscal year and that remained unresolved.

ITEM 2.	PROPERTIES
      Our corporate headquarters are located in a leased facility at the Seaport Plaza in Redwood City, California and consist of approximately 159,000 square feet; the lease will expire in December 2007 (with a three-year renewal option). The facility is used by our administrative, sales, marketing, product development, customer support, and services groups.
      We also occupy additional leased facilities in the United States including offices located in Austin and Plano, Texas; Chicago, Illinois; and New York, New York, which are primarily used for sales, marketing, services and, to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Toronto, Canada; Puteaux, France; Frankfurt and Munich, Germany; Nieuwegein, the Netherlands; Baden-Dattwil, Switzerland; Maidenhead, the United Kingdom; Sydney, Australia; Beijing, China; Seoul, Korea; and Singapore. We also leased facilities in Bangalore, India where our offices are primarily used for product development. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through February 2010. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.
      With the close of the acquisition of Similarity on January 26, 2006, we assumed leased facilities primarily in Dublin, Ireland and Austin, Texas. We have certain facilities under leases that are in excess of our requirements and we no longer occupy, do not intend to occupy, and address these facilities through subleasing. Currently, these vacated facilities are fully occupied by our tenants. See Note 6. Facilities Restructuring Charges, and Note 7. Commitments and Contingencies of Notes to the Consolidated Financial Statements in Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS
      On November 8, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of our former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.
      Similar allegations were made in other lawsuits challenging more than 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the Section 10(b) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(b) and 20(a) claims against the Informatica defendants and 62 other individual defendants.
      We accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance that we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of April 24, 2006 to consider final approval of the settlement.
      On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/

BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. We believe that the issued claims construction order is favorable to our position on the infringement action. The matter is currently in the discovery phase.
      We are also a party to various legal proceedings and claims arising from the normal course of business activities.
      Based on current available information, management does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our results of operations, cash flows, and financial position for the period in which the unfavorable outcome occurs, and potentially in future periods.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
Executive Officers of the Registrant
      The following table sets forth certain information concerning our executive officers as of January 31, 2006:

Name	Age	Position(s)

Sohaib Abbasi	49	Chief Executive Officer, President and Director
Earl E. Fry	47	Chief Financial Officer, Executive Vice President, and Secretary
Paul J. Hoffman	55	Executive Vice President, Worldwide Sales
Girish Pancha	41	Executive Vice President of Products
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
      Mr. Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became the Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.A. degree in accounting from the University of Hawaii and an M.B.A. degree in finance and marketing from Stanford University. Mr. Fry serves on the Board of Directors of Central Pacific Financial Corp.
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

	High	Low

Year ended December 31, 2005:
Fourth quarter	$12.63	$10.20
Third quarter	$12.54	$8.35
Second quarter	$9.02	$7.23
First quarter	$8.50	$6.99
Year ended December 31, 2004:
Fourth quarter	$8.67	$5.82
Third quarter	$7.65	$5.36
Second quarter	$10.20	$6.64
First quarter	$12.58	$8.20
Holders of Record
      At January 31, 2006, there were approximately 139 stockholders of record of our common stock, and the closing price per share of our common stock was $14.72. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
      We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      In 2004, the board of directors approved a one-year stock repurchase program to purchase up to 5 million shares of our common stock. In 2005, the board approved an extension of this program to December 31, 2005.

The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. We repurchased a total of 910,000 shares in the three months ended December 31, 2005. This program was completed on December 31, 2005.
      The following table provides information about the repurchase of our common stock during the three months ended December 31, 2005:

				(2)
			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

October 1 – October 31	—	—	—	2,045,000
November 1 – November 30	910,000	$11.37	910,000	1,135,000
December 1 – December 31	—	—	—	1,135,000

Total	910,000	$11.37	910,000	—

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program on July 2, 2004. The repurchase program authorizes the repurchase of up to 5 million shares of our common stock at any time until the end of 2005.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto included in Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2005, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues:
License	$120,182	$97,941	$94,590	$99,943	$119,937
Service	147,249	121,740	110,943	95,498	80,208

Total revenues	267,431	219,681	205,533	195,441	200,145

Cost of revenues:
License	4,465	3,778	3,139	6,185	4,500
Service(1)	46,801	40,346	38,856	39,250	42,559
Amortization of acquired technology	922	2,322	1,031	1,040	1,040

Total cost of revenues	52,188	46,446	43,026	46,475	48,099

Gross profit	215,243	173,235	162,507	148,966	152,046
Operating expenses:
Research and development(1)	42,585	51,322	47,730	45,836	46,714
Sales and marketing(1)	118,770	94,900	86,810	86,770	99,898
General and administrative(1)	20,583	20,755	20,921	20,286	19,638
Amortization of goodwill and other intangible assets	188	197	147	100	26,336
Purchased in-process research and development	—	—	4,524	—	—
Facilities restructuring charges	3,683	112,636	—	17,030	12,096

Total operating expenses	185,809	279,810	160,132	170,022	204,682

Income (loss) from operations	29,434	(106,575)	2,375	(21,056)	(52,636)
Interest income and other, net	6,544	3,391	7,059	6,363	8,960

Income (loss) before income taxes	35,978	(103,184)	9,434	(14,693)	(43,676)
Income tax provision	2,174	1,220	2,124	921	1,304

Net income (loss)	$33,804	$(104,404)	$7,310	$(15,614)	$(44,980)

Basic net income (loss) per common share	$0.39	$(1.22)	$0.09	$(0.20)	$(0.58)
Diluted net income (loss) per common share	$0.37	$(1.22)	$0.09	$(0.20)	$(0.58)
Shares used in computing basic net income (loss) per common share	87,242	85,812	82,049	79,753	77,599
Shares used in computing diluted net income (loss) per common share	92,083	85,812	85,200	79,753	77,599

	December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,545	$88,941	$82,903	$105,590	$119,664
Short-term investments	185,649	152,160	140,890	130,285	89,555
Restricted cash	12,166	12,166	12,166	12,166	12,166
Working capital(2)	187,759	173,816	167,011	180,750	171,018
Total assets	441,022	409,768	402,808	365,194	342,903
Long-term obligations, less current portion	—	—	—	—	—
Total stockholders’ equity	222,730	195,722	289,599	252,403	260,408

(1)	Amortization of stock-based compensation has been reclassified for periods prior to December 31, 2004 to cost of service revenues, research and development, sales and marketing, and general and administrative expense.

(2)	A portion of deferred revenues has been reclassified to long-term for periods prior to December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, and stock-based compensation and share-based payment; provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; expected savings from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
      The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.
Overview
      We are a leading provider of enterprise data integration software. We generate revenues from sales of software licenses for our enterprise data integration software products and from sales of services, which consist of maintenance, consulting, and education services.
      We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. Most of our international sales have been in Europe, and revenue outside of Europe and North America has comprised 4% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.
      We license our software and provide services to many industry sectors, including, but not limited to, energy & utilities, financial services, insurance, government & public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.
      In 2005, our total revenues grew 22% to $267.4 million and we generated net income of $33.8 million, or $0.37 per diluted share. The increase in license revenues was a result of an increase in both the volume and the average size of our transactions and an increase in international license revenues. The increase in service revenues was primarily from increased maintenance revenues driven by strong renewals from our expanding customer base, coupled with contribution from the new releases of existing products. In 2005, we have subleased the remainder of our excess facilities in connection with our 2004 and 2001 facilities restructuring for durations that are generally less than the remaining lease terms.
      On January 26, 2006, we acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland, by entering into a Share Purchase Agreement by and among Informatica and the holders of the shares of Similarity. Pursuant to the Purchase Agreement, Similarity stockholders are entitled to receive approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at approximately $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5.1 million. Similarity’s software product suite includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. With this acquisition, we intend to further extend our enterprise data integration platform by incorporating certain of Similarity’s product suite including its patented data quality technology. With the acquisition, Informatica gained approximately 70 employees, based primarily in Ireland and the United States. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, purchased in-process research and development costs, stock-based compensation, and other charges. As a result of these charges, we expect the acquisition to be dilutive in 2006.
      Because our market is a dynamic one, we face both significant opportunities and challenges. As such, we focus on several key factors:

•	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost-savings by solving data integration challenges through internal development. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the recent consolidation activity in our industry (including IBM’s acquisition of Ascential Software) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

•	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example in February 2005, we introduced PowerCenter Advanced Edition, which expanded the capabilities of PowerCenter Standard Edition. In October, we announced the release of a new major release of our core product, PowerCenter 8. Also, in early 2006, we announced our intention to integrate Similarity’s data quality technology into the PowerCenter product suite. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

•	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and they are likely to do so in the future. Specifically, it is the norm for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter. Seasonally, in recent years, we have generally had weaker demand for our software products and services in the first and third quarters. Additionally, our consulting and education services have sometimes been negatively impacted in the fourth quarter and first quarter due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.

      To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, the enablement of our sales force and distribution channel on new products, and the development and execution of a branding campaign.
      We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. Our alliance managers are focused on developing new and enhancing existing strategic partnerships and we have added employees in Europe to drive deeper relationships with partners based in that geography. We have increased joint marketing initiatives and have experienced more lead sharing from our partners. In 2005, Accenture selected us as a key component of the technology framework within its Accenture Information Management Systems practice. Additionally, SAP Americas selected us as its partner for data migrations into SAP, consolidations of SAP systems, and upgrades of SAP systems.
      We have also broadened our distribution efforts. In 2005, we were able to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing to our customers’ enterprise architects and chief information officers. We have also expanded our sales presence in Asia-Pacific in 2005 by opening new offices and increasing headcount significantly. This included opening offices in Seoul, Korea, Beijing, China, Taipei, Taiwan, and Hong Kong. This expansion is aided by our follow-the-sun support model anchored by our Bangalore support center, which allows us to provide local, better support to customers in Asia-Pacific. Further, we have leveraged our inside sales force to address incremental upgrade sales (of additional CPU licenses or add-on options or products) and other routine sales to allow our direct sales force to concentrate on higher-value transactions.
      To address the risks of introducing new products, we have invested in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiations, and key business values. These programs include, but are not limited to, our annual sales kickoff conference for all sales and key marketing personnel, “Webinars” for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral. We have also invested in partner enablement programs, including product-specific briefings to partners and the inclusion of several partners in our beta programs.
      Another key initiative is a worldwide branding campaign. We believe that the development of a well-recognized brand image will help attract new prospective customers and drive trust and loyalty from our existing customers, thereby mitigating competitive and new product risks. Our branding campaign is focused on making our name more known within the community of our prospective buyers and is executed through placement of advertisements in trade publications, consistency of our image and presence in our marketing materials and on the Web, and clear communication of our corporate image and goals to our workforce and distribution channel.
Critical Accounting Policies and Estimates
      In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, and accounting for impairment of goodwill have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 2. Summary of Significant Accounting Policies of Notes to the Consolidated Financial Statements in Item 8 of this Report.

Revenue Recognition
      We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with generally accepted accounting principles in the United States of America (“GAAP”) that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.
      We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature. For other authoritative literature, see the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to the Consolidated Financial Statements in Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance and professional services revenue to be recognized each period.
      Our judgment in determining the collectibility of amounts due from our customers impacts the timing of revenue recognition. Credit worthiness and collectibility are assessed; when a customer is not deemed credit worthy, revenue is recognized when payment is received.
      We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and use estimates and judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we defer the revenue until the reseller provides us with evidence of sell through to an end-user customer or upon cash receipt.
      Our software license arrangements include multiple elements: software license fees, maintenance fees, consulting, and/or education services. We use the residual method to recognize license revenue upon delivery when the arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (VSOE) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for any undelivered element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE is established. We are required to exercise judgment in determining if VSOE exists for each undelivered element.

      Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software. If, in our judgment, the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.
      Consulting revenues are primarily related to implementation services and product configurations performed on a time-and-materials basis and, occasionally, on a fixed fee basis. Revenue is generally recognized as these services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.

Facilities Restructuring Charges
      During the fourth quarter of 2004, we recorded significant charges (2004 Restructuring Plan) related to the relocation of our corporate headquarters to take advantage of more favorable lease terms and reduced operating expenses. In addition, we significantly increased the 2001 restructuring charges (2001 Restructuring Plan) in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges as a result of our decision to relocate our corporate headquarters. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms.
      These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the most likely expected outcome of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring, but for durations that are generally less than the remaining lease terms.
      If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 6. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Item 8. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.

Accounting for Income Taxes
      We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expense or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

      As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable and to the extent we believe that realizability is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust such allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations. We currently have established full valuation allowance against our net deferred tax assets of $91.7 million as of December 31, 2005, due to uncertainties regarding realizability. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could impact our results of operations in the quarter in which such determination is made.

Accounting for Impairment of Goodwill
      We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation, and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years in 2005, 2004, and 2003 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we would determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.
      Based on these estimates, we determined in our annual impairment tests as of October 31 of each year that the fair value of the Reporting Unit exceeded the carrying amount and, accordingly, goodwill was not impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including such external factors as industry and economic trends and such internal factors as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the Reporting Unit, which may impair goodwill.

Results of Operations
      The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,

	2005	2004	2003

Revenues:
License	45%	45%	46%
Service	55	55	54

Total revenues	100	100	100

Cost of revenues:
License	2	2	2
Service	18	18	19
Amortization of acquired technology	—	1	—

Total cost of revenues	20	21	21

Gross margin	80	79	79
Operating expenses:
Sales and marketing	44	43	42
Research and development	16	23	23
General and administrative	8	10	10
Purchased in-process research and development	—	—	2
Restructuring charges	1	52	—

Total operating expenses	69	128	77

Income (loss) from operations	11	(49)	2
Interest income and other, net	3	2	3

Income (loss) before income taxes	14	(47)	5
Income taxes provision	1	1	1

Net income (loss)	13%	(48)%	4%

Revenues
      Our total revenues were $267.4 million in 2005 compared to $219.7 million in 2004 and $205.5 million in 2003, representing growth of $47.7 million, or 22%, in 2005 from 2004 and $14.2 million, or 7%, in 2004 from 2003.
      The following table and discussion compares our revenues by type for the three years ended December 31, 2005:

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
License	$120,182	$97,941	$94,590	23%	4%
Service revenues:
Maintenance	103,573	87,470	75,748	18%	15%
Consulting and education	43,676	34,270	35,195	27%	(3)%

Total service revenues	147,249	121,740	110,943	21%	10%

	$267,431	$219,681	$205,533	22%	7%

License Revenues
      Our license revenues increased to $120.2 million in 2005 compared to $97.9 million in 2004 and $94.6 million in 2003, representing growth of $22.3 million, or 23%, in 2005 from 2004, and $3.3 million, or 4%, in 2004 from 2003. The increase in license revenues in 2005 from 2004 was primarily due to an increase in both the volume and the average size of our transactions, and an increase in international license revenues. In 2005, the average transaction amount for orders greater than $100,000, increased to $316,000 from $299,000 in 2004. In addition, the number of transactions greater than $1.0 million increased to 17 in 2005 from 11 in 2004. The increase in license revenues in 2004 from 2003 was primarily due to $8.8 million of incremental sales of our data integration platform products, partially offset by a $5.4 million decrease in license revenue attributable to our discontinued analytical applications in 2003. In 2004, we also experienced an increase in the average size of transactions greater than $100,000, which increased to $299,000 in 2004 from $249,000 in 2003. In addition, the number of transactions greater than $1.0 million increased to 11 in 2004 from 5 in 2003.

Service Revenues

Maintenance Revenues
      Maintenance revenues increased to $103.6 million in 2005 from $87.5 million in 2004 and $75.7 million in 2003, representing growth of $16.1 million, or 18%, in 2005 from 2004 and $11.7 million, or 15%, in 2004 from 2003. These increases in maintenance revenues in 2005 and 2004 were primarily due to consistently strong renewals of maintenance contracts in 2005 and 2004, coupled with the continually increasing size of our customer base. For 2006, based on our growing installed customer base, we expect maintenance revenues to increase from the 2005 levels.

Consulting and Education Services Revenues
      Consulting and education services revenues were $43.7 million in 2005, $34.3 million in 2004, and $35.2 million in 2003. The $9.4 million, or 27%, increase in 2005 compared to 2004 was primarily due to an increase in demand and an increase in capacity to meet the demand in consulting and education services in North America. The $0.9 million, or 3%, decrease in 2004 compared to 2003 was primarily a result of underutilization of our consultants in Europe. For 2006, we expect to maintain our current utilization rate and continue to add overall consulting capacity, and thus we expect revenues from consulting and education services to increase from the 2005 levels.

International Revenues
      Our international revenues were $82.3 million in 2005, $63.1 million in 2004, and $55.8 million in 2003, representing an increase of $19.2 million, or 30%, in 2005 from 2004 and an increase of $7.3 million, or 13%, in 2004 from 2003. The $19.2 million increase in 2005 from 2004 in international revenues was due primarily to our continued expansion in Europe and Asia-Pacific. The $7.3 million increase in 2004 from 2003 in international revenues was primarily due to a 15% increase in local currency license revenues, a 12% increase in local currency maintenance revenues, and a 12% increase in local currency education services revenues, offset by a 42% decline in local currency consulting revenues in Europe. International revenues as a percentage of total revenues were 31%, 29%, and 27% for 2005, 2004, and 2003, respectively. For 2006, we expect international revenues as a percentage of total revenue to be relatively consistent with, or increase slightly from, the 2005 levels.

Cost of Revenues

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
Cost of license revenues	$4,465	$3,778	$3,139	18%	20%
Cost of service revenues	46,801	40,346	38,856	16%	4%
Amortization of acquired technology	922	2,322	1,031	(60)%	125%

	$52,188	$46,446	$43,026	12%	8%

Cost of license revenues, as a percentage of license revenues	4%	4%	3%	—%	1%
Cost of service revenues, as a percentage of service revenues	32%	33%	35%	(1)%	(2)%

Cost of License Revenues
      Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $4.5 million in 2005, $3.8 million in 2004, and $3.1 million in 2003 representing approximately 4%, 4%, and 3% of license revenues in 2005, 2004, and 2003, respectively. The $0.7 million, or 18%, increase in 2005 from 2004 was primarily due to higher transaction volumes for sales of royalty bearing products. The $0.7 million, or 20%, increase in 2004 from 2003 was primarily the result of increases in royalties due to changes in our percentage mix of royalty-bearing products. For 2006, we expect the cost of license revenues as a percentage of license revenues to remain relatively consistent with the 2005 levels.

Cost of Service Revenues
      Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists mainly of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues was $46.8 million in 2005, $40.3 million in 2004, and $38.9 million in 2003, representing 32%, 33%, and 35% of service revenues in 2005, 2004, and 2003, respectively. The $6.5 million or 16% increase in 2005 from 2004 was primarily due to headcount growth in the customer support, professional service, and education service groups from 200 in 2004 to 272 in 2005. The $1.4 million or 4% increase in 2004 from 2003 was primarily due to increased personnel-related expenses from headcount growth in our customer support organization from 181 in 2003 to 200 in 2004. For 2006, we expect the cost of service revenues, in absolute dollars, to increase from the 2005 levels due in large part to the inclusion of costs incurred in connection with the adoption of SFAS No. 123(R), Share-Based Payment, commencing in the first quarter of 2006. As a percentage of service revenues, we expect the cost of service revenues to remain relatively constant with or slightly increase from the 2005 levels.

Amortization of Acquired Technology
      Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology totaled $0.9 million, $2.3 million, and $1.0 million in 2005, 2004, and 2003, respectively. The $1.4 million or 60% decrease in 2005 from 2004 was primarily due to certain developed technology acquired in our 2003 acquisition of Striva being fully amortized as of December 31, 2004. For 2006, we expect amortization of acquired technology to be approximately $0.9 million excluding the amortization resulting from the Similarity acquisition. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.

Operating Expenses

Research and Development

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
Research and development	$42,585	$51,322	$47,730	(17)%	8%
      Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance and development of documentation for our products. The $8.7 million or 17% decrease in 2005 from 2004 was primarily due to a $8.1 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan and a $1.7 million decrease in stock-based compensation and was partially offset by a $0.9 million increase in personnel-related costs including travel-related and equipment-related expenses, as a result of headcount increasing from 238 in 2004 to 259 in 2005. The $3.6 million or 8% increase in 2004 from 2003 was primarily due to a $5.3 million increase from a full year of costs in 2004 compared to approximately three months of costs in 2003 coupled with a $2.2 million increase in stock-based compensation both related to the Striva acquisition, offset by a $3.2 million decrease in personnel-related expenses related to shifting of headcount to our offshore development center in Bangalore, India and a $0.9 million decrease in legal expenses related to patent litigation. Research and development expenses represented 16%, 23%, and 23% of total revenues in 2005, 2004, and 2003, respectively. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For 2006, we expect the research and development expenses, in absolute dollars, to increase from the 2005 levels due in large part to the inclusion of costs incurred in connection with the adoption of SFAS No. 123(R), Share-Based Payment, commencing in the first quarter of 2006. As a percentage of total revenues, we expect the research and development expenses to remain relatively consistent with or slightly increase from the 2005 levels.

Sales and Marketing

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
Sales and marketing	$118,770	$94,900	$86,810	25%	9%
      Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonus, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. The $23.9 million, or 25%, increase in 2005 from 2004 was primarily due to headcount increasing from 296 in 2004 to 362 in 2005. In 2005, personnel-related costs, including salaries and wages, travel-related and equipment-related expenses, and telecommunication expenses increased by $13.3 million, sales commissions increased by $9.5 million, marketing programs spending increased by $1.1 million, and costs for outside services including lead generation costs and costs associated with opening new offices in Asia-Pacific increased by $1.0 million. These increases were partially offset by a $1.0 million decrease in deferred stock-based compensation. The $8.1 million or 9% increase in 2004 from 2003 was primarily due headcount increasing from 267 in 2003 to 296 in 2004. In 2004, personnel-related costs, including salaries and wages, travel-related and equipment-related expenses, and telecommunication expenses increased by $3.9 million, sales commissions increased by $3.5 million, sales incentive events increased by $1.1 million, and stock-based compensation increased by $0.6 million. These increases were partially offset by a $1.0 million decrease in marketing programs spending. Sales and marketing expenses represented 44%, 43%, and 42% of total revenues in 2005, 2004, and 2003, respectively. For 2006, we expect the sales and marketing expenses, in absolute dollars, to increase from the 2005 levels due in large part to the inclusion of costs incurred in connection with the adoption of SFAS No. 123(R), Share-Based Payment, commencing in the first quarter of 2006. As a percentage of total revenues, we expect the sales and marketing expenses to slightly decrease from the 2005 levels. We also expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular size and volume of license transactions, and associated commission expenses, in each period.

General and Administrative

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
General and administrative	$20,583	$20,755	$20,921	(1)%	(1)%
      Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses decreased slightly to $20.6 million in 2005 from $20.8 million in 2004. The $0.2 million or 1% decrease in expenses in 2005 from 2004 was primarily due to a $1.6 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan, which were partially offset by a $0.9 million increase in personnel-related costs and a $0.5 million increase in fees paid to professional service providers. The increase of personnel related costs and professional service fees were primarily due to additional costs associated with compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). General and administrative expenses decreased slightly to $20.8 million in 2004 from $20.9 million in 2003. General and administrative expenses represented 8%, 10%, and 10% of our total revenues in 2005, 2004, and 2003, respectively. For 2006, we expect the general and administrative expenses, in absolute dollars, to increase from the 2005 levels due in large part to the inclusion of costs incurred in connection with the adoption of SFAS No. 123(R), Share-Based Payment, commencing in the first quarter of 2006. As a percentage of total revenues, we expect the general and administrative expenses to slightly increase from the 2005 levels.

Purchased In-Process Research and Development

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005		2003 to 2004

	(In thousands, except percentages)
Purchased in-process research and development	$—	$—	$4,524		*%	(100)%

*	Percentage is not meaningful
     In 2003, in conjunction with our business combinations, we recorded in-process research and development charges of $4.5 million related to the acquisition of Striva. The in-process research and development charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. For 2006, we expect purchased in-process research and development as a percentage of service revenues to increase significantly from the 2005 levels as a result of the Similarity acquisition. We may further incur in-process research and development expense in the future to the extent we make additional acquisitions.

Facilities Restructuring Charges

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
Facilities restructuring charges	$3,683	$112,636	$—	(97)%		*%

*	Percentage is not meaningful
     In 2005, we recorded $3.7 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $4.8 million of accretion charges and a $1.0 million adjustment due to a change in lease operating expense assumptions, offset by an adjustment to reflect a $2.1 million increase in our assumed sublease income. See Note 6. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Item 8 of this Report.
      As of December 31, 2005, $94.5 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
      In 2005, we subleased an additional 86,000 square feet of office space at the Pacific Shores Center for the lease terms expiring in 2008 and 2013. In 2005, we subleased the remainder of our excess facilities in connection with our 2004 and 2001 facilities restructuring for durations that are generally less than the remaining lease terms.
      2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $13.9 million in 2005 and there were no net cash payments in 2004. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2005, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
      2001 Restructuring Plan. Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $4.4 million, $4.5 million and $4.5 million in 2005, 2004, and 2003, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2005 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
      Going forward, our results of operations should be positively affected by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. We estimate that these combined savings will be approximately $10 to $11 million annually, after accretion charges.
      In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 6. Facilities Restructuring Charges of Notes to the Consolidated Financial Statements in Item 8 of this Report.
Interest Income and Other, Net

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
Interest income and other, net	$6,544	$3,391	$7,059	93%	(52)%
      Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash and foreign exchanges transaction gains and losses and, to a lesser degree, interest expenses. Interest income and other, net was $6.5 million, $3.4 million, and $7.1 million in 2005, 2004, and 2003, respectively. The increase of $3.2 million, or 93%, in 2005 from 2004 was primarily due to an increase in investment yields from these interest bearing instruments and increases in our average cash, cash equivalent, and short-term investment balances compared to 2004, offset by $0.6 million in foreign exchange losses in 2005 as compared to foreign exchange gains of $0.5 million in 2004. The decrease of $3.7 million, or 52%, in 2004 from 2003 was primarily due to a decrease of $1.1 million in foreign currency gains in 2004 from 2003 and an investment impairment charge of $0.5 million related to an investment in equity securities of another company. In addition, 2003 included the receipt of a $1.6 million settlement from Ascential Software for misappropriation of trade secrets. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

	Years Ended December 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

	(In thousands, except percentages)
Income tax provision	$2,174	$1,220	$2,124	78%	(43)%
      We recorded an income tax provision of $2.2 million, $1.2 million, and $2.1 million in 2005, 2004, and 2003, respectively. The expected tax provision derived by applying the federal statutory rate to our pre-tax income in 2005 differed from the income tax provision recorded primarily due to foreign withholding and income taxes, federal and state minimum taxes, and non-deductible amortization of deferred stock-based compensation and intangibles, offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, the benefits from a reversal of previously accrued tax reserve recorded as a discrete item in the third quarter, as well as provision to return adjustments recorded as discrete items in the third and fourth quarters.
      The expected tax provision derived by applying the federal statutory rate to our pre-tax loss in 2004 differed from the income tax provision recorded primarily due to restructuring charges not currently deductible for tax purposes, amortization of deferred stock compensation and intangibles, foreign withholding and incomes taxes, and federal alternative minimum taxes partially offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized and the benefit from provision to return adjustments recorded as a discrete event in the third quarter.
      The expected tax provision derived by applying the federal statutory rate to our pre-tax income in 2003 differed from the income tax provision recorded primarily due to foreign taxes, alternative minimum taxes, and non-deductible amortization of deferred stock-based compensation and intangibles, offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized.
Liquidity and Capital Resources
      We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of December 31, 2005, we had $262.2 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases. In January 2006, pursuant to the Purchase Agreement, Similarity stockholders are entitled to receive approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at approximately $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5.1 million. Furthermore, approximately $8.3 million of the consideration will be placed into escrow for 15 months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties or certain other events.
      Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
      Operating Activities: Cash provided by operating activities in 2005 was $37.9 million, representing an increase of $15.4 million from 2004. This increase primarily resulted from an increase in net income, after adjusting for non-cash expenses and increases in deferred revenue, accrued compensation and related expenses, and income taxes payable, offset by an increase in accounts receivable and prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 64 days at December 31, 2004 to 58 days at

December 31, 2005. Deferred revenues increased primarily due to increased customer support contracts. Days outstanding at December 31, 2005 were primarily impacted by improvements to our collection program.
      Cash provided by operating activities in 2004 was $22.5 million, representing an increase of $2.0 million from 2003. This increase primarily resulted from adding back accrued facilities restructuring charges and non-cash expenses to our net loss and an increase in deferred revenues, accrued compensation and related expenses, and income taxes payable. The cash provided by operating activities in 2004 was offset by an increase in accounts receivable, prepaid expenses, and other assets and payments against accounts payable and accrued liabilities. The increase in the facilities restructuring accrual resulted from the abandonment of our former corporate headquarters associated with our 2004 Restructuring Plan and the re-evaluation of sublease prospects for our excess facilities. Deferred revenues increased due to increased customer support contracts. Our days outstanding increased to 64 days at December 31, 2004 from 56 days at December 31, 2003.
      Cash provided by operating activities in 2003 was $20.5 million and primarily resulted from our net income, after adjusting for non-cash depreciation and amortization expenses, adding back purchased in-process research and development costs. Cash provided by operating activities in 2003 was offset by an increase in accounts receivable, payments against accounts payable and accrued liabilities, payments to reduce our facilities restructuring charges accrual, and a decrease in deferred revenues.
      Investing Activities: We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may need to raise additional financing to complete future acquisitions.
      Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities in 2005 and 2004 included $21.5 million and $13.3 million of proceeds, respectively, from issuance of 3.4 million and 3.2 million shares of common stock, respectively, to option holders and participants in the ESPP. Although we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and general market conditions.
      In 2004, our Board of Directors authorized a stock repurchase program for up to 5 million shares of our common stock. In 2005, the board approved an extension of this program to December 31, 2005. Purchases could be made from time to time in the open market, and they were funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. Under this program, we purchased 2,810,000 shares at a cost of $26.5 million and 1,055,000 shares at a cost of $6.1 million in 2005 and 2004, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock. The share repurchase program expired at December 31, 2005. See Item 5 of this Report for more information regarding the stock repurchase plan.
      We may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors. The timing and terms of the transactions will depend on market conditions, our liquidity, and other considerations.

      We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may see to raise such additional funds through public or private equity or debt financing or from other sources. We may not be able to obtain adequate or favorable financing at that time, and any financing we obtain might be dilutive to our stockholders.

Contractual Obligations and Operating Leases
      The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period

			2007 and	2009 and	2010 and
	Total	2006	2008	2010	Thereafter

Operating lease obligations:
Operating lease payments	$140,293	$22,259	$38,393	$34,800	$44,841
Sublease income	(11,760)	(3,116)	(5,483)	(2,047)	(1,114)

Net operating lease obligations	128,533	19,143	32,910	32,753	43,727
Other obligations*	1,800	600	1,200	—	—

	$130,333	$19,743	$34,110	$32,753	$43,727

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

Contractual Obligations
      Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above.
      We base our estimates of the expected timing of payment of the obligations discussed above on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Operating Leases
      We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $124.4 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges and Note 7. Commitments and Contingencies of Notes to the Consolidated Financial Statements in Item 8 of this Report.
      Of these future minimum lease payments, we have $94.5 million recorded in the restructuring and excess facilities accrual at December 31, 2005. This accrual, in addition to minimum lease payments of $124.4 million, includes estimated operating expenses of $22.4 million, is net of estimated sublease income of

$32.2 million, and is net of the present value impact of $20.1 million recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
      In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances are appropriate. These lease termination agreements would likely require that a significant amount of the remaining future lease payments be paid at the time of execution of the agreement, but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment could materially affect our cash flows in the period of payment.
      The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different.
      We have sublease agreements for leased office space in Palo Alto, San Francisco, Scotts Valley, and at the Pacific Shores Center in Redwood City, California. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. However, we expect the sublessees will fulfill their obligations under these leases.
      In February 2000, we entered into two lease agreements for two buildings at the Pacific Shores Center in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, we have purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments.
      In connection with our January 2006 acquisition of Similarity Systems, we have assumed leases located primarily in Dublin, Ireland and Austin, Texas.

Other Uses of Cash
      In January 2006, in connection with the Similarity acquisition, we used approximately $48.3 million cash as part of the consideration. A portion of our cash may be further used to acquire or invest in other complementary businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.

Letter of Credit
      We have a $12.2 million letter of credit issued by a financial institution that is required as collateral for our former corporate headquarter leases at the Pacific Shores Center until the leases expire in 2013. These certificates of deposit are classified as long-term restricted cash on our consolidated balance sheet. The letter of credit currently bears interest of 3.0%. There are no financial covenant requirements under our line of credit.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet financing arrangements, or transactions, arrangements or relationships with “special purpose entities.”
Recent Accounting Pronouncements
      For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to offset the effects of changes in foreign exchange rates. As of December 31, 2005, we did not hold derivative financial instruments.
Interest Rate Risk
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities, corporate bonds, commercial paper and municipal securities. All investments are carried at market value, which approximates cost. See Note 3. Cash, Cash Equivalents and Short-Term Investments of Notes to the Consolidated Financial Statements in Item 8 of this Report.
      The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2005 and 2004 (dollars in thousands):

	Years Ended
	December 31,

	2005	2004

Cash equivalents and short-term investments	$221,967	$153,736
Average rate of return	3.0%	1.6%
      Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2005, we had net unrealized losses of $0.7 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2005, the fair market value of the portfolio would decline by approximately $0.8 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.
Foreign Currency Risk
      We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could overtime make our products less competitive in these markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and British pound, may have an impact on our financial results. In 2005, the impact from these fluctuations on our revenues, expenses, and net income was insignificant. Because our subsidiaries transact business in various foreign currencies, gains and losses typically arise on the settlement of intercompany transactions with the corporate parent company, Informatica Corporation. See Note 9. Interest Income, net and Other Income (Expense), net of Notes to the Consolidated Financial Statements in Item 8 of this Report.
      To date, we have not engaged in any foreign currency hedging activities. We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.

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
      Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2005, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Informatica’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our assessment of Informatica’s internal control over financial reporting. Its report appears immediately after this report.

/s/ Sohaib Abbasi

Sohaib Abbasi
Chief Executive Officer
February 28, 2006

/s/ Earl E. Fry

Earl E. Fry
Chief Financial Officer
February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Informatica Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Informatica Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Informatica Corporation and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
      We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Informatica Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 24, 2006

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$76,545	$88,941
Short-term investments	185,649	152,160
Accounts receivable, net of allowances of $1,094 in 2005 and $849 in 2004	50,533	42,535
Prepaid expenses and other current assets	9,342	7,837

Total current assets	322,069	291,473
Restricted cash	12,166	12,166
Property and equipment, net	21,026	20,063
Goodwill	81,066	82,245
Other intangible assets, net	4,163	2,880
Other assets	532	941

Total assets	$441,022	$409,768

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,404	$7,476
Accrued liabilities	17,424	16,053
Accrued compensation and related expenses	20,450	15,681
Income taxes payable	4,566	3,142
Accrued facilities restructuring charges	18,718	20,080
Deferred revenues	69,748	55,225

Total current liabilities	134,310	117,657
Accrued facilities restructuring charges, less current portion	75,815	89,171
Deferred revenues, less current portion	8,167	7,218

Total liabilities	218,292	214,046

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 87,341 shares and 86,771 shares issued and outstanding at December 31, 2005 and 2004, respectively	87	87
Additional paid-in capital	384,653	389,948
Deferred stock-based compensation	(187)	(1,000)
Accumulated other comprehensive income (loss)	(539)	1,775
Accumulated deficit	(161,284)	(195,088)

Total stockholders’ equity	222,730	195,722

Total liabilities and stockholders’ equity	$441,022	$409,768

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

Revenues:
License	$120,182	$97,941	$94,590
Service	147,249	121,740	110,943

Total revenues	267,431	219,681	205,533

Cost of revenues:
License	4,465	3,778	3,139
Service	46,801	40,346	38,856
Amortization of acquired technology	922	2,322	1,031

Total cost of revenues	52,188	46,446	43,026

Gross profit	215,243	173,235	162,507
Operating expenses:
Research and development	42,585	51,322	47,730
Sales and marketing	118,770	94,900	86,810
General and administrative	20,583	20,755	20,921
Amortization of intangible assets	188	197	147
Purchased in-process research and development	—	—	4,524
Facilities restructuring charges	3,683	112,636	—

Total operating expenses	185,809	279,810	160,132

Income (loss) from operations	29,434	(106,575)	2,375
Interest income, net	7,256	3,449	3,807
Other income (expense), net	(712)	(58)	3,252

Income (loss) before provision for income taxes	35,978	(103,184)	9,434
Income tax provision	2,174	1,220	2,124

Net income (loss)	$33,804	$(104,404)	$7,310

Basic net income (loss) per common share	$0.39	$(1.22)	$0.09

Diluted net income (loss) per common share	$0.37	$(1.22)	$0.09

Shares used in computing basic net income (loss) per common share	87,242	85,812	82,049

Shares used in computing diluted net income (loss) per common share	92,083	85,812	85,200

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional	Deferred	Other		Total
			Paid-In	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Balances, December 31, 2002	80,750	$81	$348,550	$(74)	$1,840	$(97,994)	$252,403
Components of comprehensive income:
Net income	—	—	—	—	—	7,310	7,310
Foreign currency translation adjustment	—	—	—	—	517	—	517
Unrealized loss on investments	—	—	—	—	(571)	—	(571)

Comprehensive income							7,256
Common stock options exercised	1,532	2	6,986	—	—	—	6,988
Common stock issued under employee stock purchase plan	788	1	4,635	—	—	—	4,636
Compensation expense related to stock options	—	—	47	—	—	—	47
Issuance of common stock and assumption of stock options in acquisition	3,190	3	33,540	(4,719)	—	—	28,824
Common stock issued for services rendered	11	—	76	—	—	—	76
Repurchase and retirement of common stock	(1,642)	(2)	(11,446)	—	—	—	(11,448)
Deferred stock-based compensation adjustments and other	—	—	82	(82)	—	—	—
Amortization of stock-based compensation	—	—	—	817	—	—	817

Balances, December 31, 2003	84,629	85	382,470	(4,058)	1,786	(90,684)	289,599
Components of comprehensive loss:
Net loss	—	—	—	—	—	(104,404)	(104,404)
Foreign currency translation adjustment	—	—	—	—	786	—	786
Unrealized loss on investments	—	—	—	—	(797)	—	(797)

Comprehensive loss							(104,415)
Common stock options exercised	2,392	2	8,848	—	—	—	8,850
Common stock issued under employee stock purchase plan	805	1	4,447	—	—	—	4,448
Compensation expense related to stock options	—	—	1,341	—	—	—	1,341
Repurchase and retirement of common stock	(1,055)	(1)	(6,117)	—	—	—	(6,118)
Deferred stock-based compensation adjustments and other	—	—	(1,041)	1,041	—	—	—
Amortization of stock-based compensation	—	—	—	2,017	—	—	2,017

Balances, December 31, 2004	86,771	87	389,948	(1,000)	1,775	(195,088)	195,722
Components of comprehensive income:
Net income	—	—	—	—	—	33,804	33,804
Foreign currency translation adjustment	—	—	—	—	(2,257)	—	(2,257)
Unrealized loss on investments	—	—	—	—	(57)	—	(57)

Comprehensive income							31,490
Common stock options exercised	2,504	2	16,736	—	—	—	16,738
Common stock issued under employee stock purchase plan	909	1	4,764	—	—	—	4,765
Repurchase and retirement of common stock	(2,843)	(3)	(26,705)	—	—	—	(26,708)
Deferred stock-based compensation adjustments and other	—	—	(90)	90	—	—	—
Amortization of stock-based compensation	—	—	—	723	—	—	723

Balances, December 31, 2005	87,341	$87	$384,653	$(187)	$(539)	$(161,284)	$222,730

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Operating activities:
Net income (loss)	$33,804	$(104,404)	$7,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,198	9,261	11,224
Amortization and compensation expense related to stock options	723	3,358	940
Amortization of intangible assets and acquired technology	1,144	2,519	1,178
Allowance for doubtful accounts and sales returns allowances	350	5	145
Purchased in-process research and development	—	—	4,524
Non-cash restructuring charges	3,683	21,556	—
Gain on the sale of investments	—	—	(121)
Investment impairment charge	—	500	—
Changes in operating assets and liabilities:
Accounts receivable	(8,348)	(8,165)	(3,108)
Prepaid expenses and other assets	(3,596)	(2,876)	3,300
Accounts payable and accrued liabilities	(2,571)	(6,784)	(482)
Accrued compensation and related expenses	4,769	1,430	1,558
Income taxes payable	1,606	917	(81)
Accrued facilities restructuring charges	(18,299)	94,084	(4,539)
Deferred revenues	15,472	11,131	(1,349)

Net cash provided by operating activities	37,935	22,532	20,499

Investing activities:
Purchases of property and equipment	(9,913)	(12,515)	(2,569)
Purchases of investments	(227,132)	(217,849)	(193,019)
Maturities of investments	104,586	75,930	70,384
Sales of investments	89,000	129,852	111,580
Acquisition, net of cash acquired	—	—	(30,279)

Net cash used in investing activities	(43,459)	(24,582)	(43,903)

Financing activities:
Proceeds from issuance of common stock	21,503	13,298	11,624
Repurchases of common stock and treasury stock	(26,500)	(6,118)	(11,448)

Net cash provided by (used in) financing activities	(4,997)	7,180	176

Effect of foreign exchange rate changes on cash and cash equivalents	(1,875)	908	541
Net increase (decrease) in cash and cash equivalents	(12,396)	6,038	(22,687)
Cash and cash equivalents at beginning of year	88,941	82,903	105,590

Cash and cash equivalents at end of year	$76,545	$88,941	$82,903

Supplemental disclosures:
Interest paid	$122	$—	$6

Income taxes paid	$1,014	$304	$2,126

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation related to options granted and other	$(90)	$(1,041)	$4,801

Common stock issued for acquisitions	$—	$—	$27,796

Unrealized loss on investments	$(57)	$(797)	$(571)

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
      Informatica Corporation (“Informatica,” or “the Company”) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is a leading provider of enterprise data integration software and services that enable organizations to gain greater business value by integrating all their information assets. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives including data warehousing, data migration, data consolidation, data synchronization, and the establishment of data hubs and integration competency centers.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications
      Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Use of Estimates
      The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Cash, Cash Equivalents, and Restricted Cash
      The Company considers highly liquid investment securities with maturities, at date of purchase, of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist primarily of commercial paper, money market funds, and U.S. government securities with insignificant interest rate risk, are stated at cost, which approximates fair value. Restricted cash consists of amounts held in deposits that are required as collateral under facilities lease agreements.

Allowance for Doubtful Accounts
      The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company charges off the adjustment in general and administrative expense. At December 31, 2005 and 2004, the Company’s allowance for doubtful accounts was $0.9 million and $0.8 million, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Sales Returns
      The Company estimates its expected product and service returns and provides an allowance for sales returns. The Company analyzes its revenue transactions, historical return pattern, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. Adjustments to the allowance for returns are offset against revenues. At December 31, 2005 and 2004, the Company’s allowance for sales returns was $224,000 and $38,000, respectively.

Investments
      Investments are comprised of marketable securities, which consist primarily of commercial paper, U.S. government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and maintained with four major financial institutions. The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available-for-sale marketable securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. The estimated useful lives of computer software and equipment are three to five years. The estimated useful lives of furniture and office equipment are three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs
      The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2005, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.
      Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Costs capitalized relating to software developed to meet internal requirements were $1.0 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively, and are included in property and equipment.

Goodwill
      The Company assessed goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
SFAS No. 142. Consistent with the Company’s determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation, and support of its software applications. Goodwill was tested for impairment in the annual impairment tests on October 31 in each year using the two-step process required by SFAS No. 142. First, the Company reviews the carrying amount of its Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of the Company’s common stock. If such comparison reflected potential impairment, the Company would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, the Company would determine that goodwill may be impaired, then it would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The Company has completed the annual impairment tests as of October 31 of each year, which did not result in any impairment charges.

Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has recorded impairment of certain assets in 2004. See Note 4. Property and Equipment and Note 6. Facilities Restructuring Charges.

Fair Value of Financial Instruments, Concentrations of Credit Risk, and Credit Evaluations
      The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their respective carrying amounts.
      Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high-quality financial institutions.
      The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

Revenue Recognition
      The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with AICPA SOP 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition, and other authoritative accounting literature.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Under SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.
      Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists when it has a written contract, signed by both the customer and the Company, and written purchase authorization.
      Delivery has occurred. Software is considered delivered when title to the physical software media passes to the customer or, in the case of electronic delivery, when the customer has been provided the access codes to download and operate the software.
      The fee is fixed or determinable. The Company considers arrangements with extended payment terms not to be fixed or determinable. If the license fee in an arrangement is not fixed or determinable, revenue is recognized as payments become due. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end user. The Company’s standard agreements do not contain product return rights.
      Collection is probable. Credit worthiness and collectibility are first assessed at a country level based on the country’s overall economic climate and general business risk. For customers in countries deemed credit-worthy, credit and collectibility are then assessed based on payment history and credit profile. When a customer is not deemed credit worthy, revenue is recognized when payment is received.
      The Company also enters into OEM arrangements that provide for license fees based on inclusion of our technology and/or products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. Royalty payments are recognized as revenue based on the activity in the royalty report the Company receives from the OEM or in the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition are met.
      The Company’s software license arrangements include multiple elements: software license fees, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for undelivered elements, all revenue is deferred and recognized when delivery occurs or VSOE is established. Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.
      The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, ratably over the term of the contract, typically one year.
      Consulting revenues are primarily related to implementation services and product configurations performed on a time-and-materials basis and, occasionally, on a fixed fee basis. Education services revenues are generated from classes offered at both Company and customer locations. Revenues from consulting and education services are recognized as the services are performed.
      Deferred revenue includes deferred license, maintenance, consulting and education services revenue. For customers not deemed credit-worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facilities Restructuring Charges
      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination. The Company adopted SFAS No. 146 effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with SFAS No. 146. The Company applied SFAS No. 146 for its 2004 Restructuring Plan while its 2001 Restructuring Plan was accounted for in accordance with EITF No. 88-10 and other applicable pre-existing guidance. See Note 6. Facilities Restructuring Charges.
      SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (1) liabilities associated with exit and disposal activities be measured at fair value; (2) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (3) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (that is, the entity ceases to utilize the rights conveyed by the contract); and (4) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimated the fair value of its lease obligations included in its 2003 and later restructuring activities based on the present value of the remaining lease obligation, operating costs, and other associated costs, less estimated sublease income.
      Facilities restructuring obligations associated with lease termination and/or abandonment incurred prior to the adoption of SFAS No. 146 were accounted for and continue to be accounted for in accordance with EITF No. 88-10. Under EITF No. 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. Facilities restructuring obligations incurred after the adoption of SFAS No. 146 were accounted for in accordance with SFAS No. 146. The Company recorded the 2001 Restructuring costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to the Company.

Shipping and Handling Costs
      Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost of license revenues in the Company’s results of operations.

Advertising Expense
      Advertising costs are expensed as incurred. Advertising expense was $0.9 million, $0.4 million, and $1.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Net Income (Loss) per Common Share
      Under the provisions of SFAS No. 128, Earnings per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is antidilutive.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income (loss)	$33,804	$(104,404)	$7,310

Weighted-average shares outstanding	87,266	85,919	82,158
Weighted-average unvested common shares subject to repurchase	(24)	(107)	(109)

Shares used in computing basic net income (loss) per common share	87,242	85,812	82,049
Effect of dilutive securities (stock options)	4,841	—	3,151

Shares used in computing diluted net income (loss) per common share	92,083	85,812	85,200

Basic net income (loss) per common share	$0.39	$(1.22)	$0.09

Diluted net income (loss) per common share	$0.37	$(1.22)	$0.09

      If the Company had reported net income in the year ended December 31, 2004, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,771,000 common equivalent shares related to outstanding stock options not included in the calculations above (determined using the treasury stock method). For the years ended December 31, 2005, 2004, and 2003, options to purchase approximately 1.2 million, 8.3 million (in addition to 2,771,000 common equivalent shares), and 3.4 million shares, respectively, of common stock with exercise price greater than the annual average fair market value of our stock of $9.61, $7.78, and $8.02, respectively, were not included in the calculation because the effect would have been antidilutive.

Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amounts expected to be realized. The Company also accounts for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Stock-Based Compensation
      The Company accounts for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation expense of fixed stock options is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortizes its stock-based compensation under APB 25 using a straight-line basis over the remaining vesting term of the related options. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 EITF No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 148 as if the Company had accounted for its employee stock options and shares issued under the Employee Stock Purchase Plan (“ESPP”) under the fair value method of SFAS No. 123. The fair value of

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
      The fair value of the Company’s stock-based awards was estimated assuming no expected dividends on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Years Ended
	December 31,

	2005	2004	2003

Option grants:
Expected life of options (years)	3.3	3.0	3.1
Risk-free interest rate	3.9%	3.0%	1.7%
Volatility	57%	80%	80%
ESPP:
Expected life of options (years)	1.25	1.25	1.25
Risk-free interest rate	3.5%	1.8%	1.4%
Volatility	44%	60%	88%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Black-Scholes model requires the input of subjective assumptions. In the third quarter of 2005, the Company re-evaluated the assumptions used in the Black-Scholes model and, as a result, changed its computation of expected volatility from one based solely on historical volatility to volatility based on a combination of historical and market-based implied volatility. The Company’s computation of expected life was also adjusted to be more representative of expected future exercise patterns. Also, during the first quarter of 2005, the Company modified its approach and updated certain assumptions with respect to determining the estimated fair value of shares granted under its ESPP, and made other corrections to its 2004 and 2003 pro forma charges. The previous amounts for the years ended December 31, 2004 and 2003 have been revised to reflect these corrections. The pro forma stock-based compensation expense reported under the fair value method was previously reported as $17.1 million and $24.5 million for the years ended December 31, 2004 and 2003, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

Net income (loss):
As reported	$33,804	$(104,404)	$7,310
Stock-based employee compensation included in net income (loss) as reported, net of related tax*	723	3,358	940
Stock-based employee compensation using the fair value method, net of related tax*	(16,010)	(18,897)	(27,427)

Pro forma	$18,517	$(119,943)	$(19,177)

Basic net income (loss) per common share:
As reported	$0.39	$(1.22)	$0.09
Pro forma	$0.21	$(1.40)	$(0.23)
Diluted net income (loss) per common share:
As reported	$0.37	$(1.22)	$0.09
Pro forma	$0.20	$(1.40)	$(0.23)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
     The estimated weighted-average fair value of options granted under the stock option plans during 2005, 2004 and 2003 was $3.76, $3.69, and $3.95 per share, respectively. The weighted-average fair value of employee stock purchase shares granted under the ESPP during 2005, 2004, and 2003 was $3.29, $2.57, and $3.70 per share, respectively.

Reporting Segments
      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.
      The Company’s chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, and marketing of software solutions.

Foreign Currency Translation
      The functional currency of the Company’s foreign subsidiaries is their local currency. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
foreign exchange transactions are included in other income (expense), net in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements
      In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations or financial position.
      In March 2005, the FASB published FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term, “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted of this Interpretation during 2005, and there is no material effect on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, but will result in no change to total cash flow. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options and purchases under the Company’s ESPP. In January 2005, the U.S. Securities Exchange Commission issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). The Company is required to adopt SFAS No. 123(R) in the first quarter of 2006. The Company anticipates that it will adopt SFAS No. 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (1) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (2) based on the previous requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Company has selected the Black-Scholes option pricing model as the most appropriate fair-value method for its share-based awards and will recognize compensation cost on a straight-line basis over the Company’s awards’ vesting periods. Although the

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company has not completed its evaluation of the impact of this accounting pronouncement, the adoption of SFAS No. 123(R)’s fair value method will have no adverse impact on the Company’s total cash flows, but will have a significant adverse impact on its consolidated statements of operations and basic and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors, including the amounts of share-based payments granted in the future, stock price volatility, employee stock option exercise behavior, and estimated forfeiture rates. See Note 2. Summary of Significant Accounting Policies: Stock-Based Compensation, above, for the effect on reported net income (loss) and earnings per share if the Company had accounted for its stock option and stock purchase plans using the fair value recognition provisions of SFAS No. 123.
3.     Cash, Cash Equivalents and Short-Term Investments
      The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognized realized gains of $0.1 million for the year ended December 31, 2003. No realized gains were recognized for the years ended December 31, 2005 and 2004. The realized gains are included in other income of the consolidated results of operations for the respective years. The cost of securities sold was determined based on the specific identification method.
      The following is a summary of the Company’s investments (in thousands):

	December 31, 2005

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$40,227	$—	$—	$40,227

Cash equivalents:
Money market funds	1,261	—	—	1,261
Commercial paper	20,996	—	(3)	20,993
U.S. government notes and bonds	14,063	2	(1)	14,064

Total cash equivalents	36,320	2	(4)	36,318

Total cash and cash equivalents	76,547	2	(4)	76,545

Short-term investments:
Money market funds	451	—	—	451
Commercial paper	997	—	—	997
Certificates of deposit	2,000	—	—	2,000
Corporate notes and bonds	27,455	—	(184)	27,271
Municipal securities	4,198	—	(9)	4,189
U.S. government notes and bonds	109,084	—	(507)	108,577
Auction rate securities	41,850	—	—	41,850
France government bonds	314	—	—	314

Total short-term investments	186,349	—	(700)	185,649

Total cash, cash equivalents, and short-term investments	$262,896	$2	$(704)	$262,194

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$87,365	$—	$—	$87,365

Cash equivalents:
Money market funds	1,576	—	—	1,576

Total cash equivalents	1,576	—	—	1,576

Total cash and cash equivalents	88,941	—	—	88,941

Short-term investments:
Money market funds	451	—	—	451
Corporate notes and bonds	19,446	—	(146)	19,300
Municipal securities	40,326	—	(9)	40,317
U.S. government notes and bonds	79,782	—	(490)	79,292
Auction rate securities	12,800	—	—	12,800

Total short-term investments	152,805	—	(645)	152,160

Total cash, cash equivalents, and short-term investments	$241,746	$—	$(645)	$241,101

      In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 (in thousands):

	Less than 12 Months		More than 12 Months		Total

		Gross		Gross		Gross
		Unrealized	Fair	Unrealized		Unrealized
	Fair Value	Losses	Value	Losses	Fair Value	Losses

Corporate notes and bonds	$22,549	$(131)	$4,722	$(54)	$27,271	$(185)
Municipal securities	4,189	(9)	—	—	4,189	(9)
Commercial paper	7,034	(3)	—	—	7,034	(3)
U.S. government notes and bonds	90,998	(349)	19,324	(158)	110,322	(507)

	$124,770	$(492)	$24,046	$(212)	$148,816	$(704)

      Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
      The following table summarized the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2005 (in thousands):

	Cost	Fair Value

Due within one year	$156,561	$156,071
Due one year to two years	24,258	24,046
Due after two years	41,850	41,850

	$222,669	$221,967

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The investments classified as “due after two years” are marketable auction rate securities that have contractual maturities greater than two years with interest reset features. The interest rates of these securities reset approximately every 30 days. These auction rate securities also have structural features that allow the Company to sell the investments, at par, prior to the contractual maturities dates.
4.     Property and Equipment
      Property and equipment consisted of the following (in thousands):

	December 31,

	2005	2004

Computer and office equipment	$31,184	$27,436
Furniture and fixtures	3,130	516
Leasehold improvements	14,653	4,216
Capital work-in-progress	1,170	8,708

	50,137	40,876
Less: Accumulated depreciation and amortization	(29,111)	(20,813)

	$21,026	$20,063

      The Company recorded charges of $21.6 million to the write-off of leasehold improvements and furniture and fixtures at excess facilities during the year ended December 31, 2004. See Note 6. Facilities Restructuring Charges. The capital work-in-progress presented in 2004 consists of leasehold improvements, furniture and fixtures, and computer and office equipment associated with the relocation of the Company’s headquarters that had not been placed in service at December 31, 2004. Depreciation and amortization expense was $9.2 million, $9.2 million, and $11.2 million in 2005, 2004, and 2003, respectively.

5.	Goodwill and Intangible Assets
      The carrying amount of the intangible assets as of December 31, 2005 and 2004 are as follows (in thousands):

	2005			2004

	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Core technology	$6,357	$(5,178)	$1,179	$6,429	$(4,257)	$2,172
Purchased technology	2,500	(35)	2,465	—	—	—
Customer relationships	945	(426)	519	945	(237)	708

	$9,802	$(5,639)	$4,163	$7,374	$(4,494)	$2,880

      Intangible assets, other than goodwill, are amortized over estimated useful lives of between three to five years. Of the $1.1 million amortization of intangible assets recorded in 2005, $0.2 million was recorded in operating expenses and $0.9 million was recorded in cost of revenues. Of the $2.5 million amortization of intangible assets recorded in 2004, $0.2 million was recorded in operating expenses and $2.3 million was recorded in cost of revenues. Of the $1.2 million amortization of intangible assets recorded in 2003, $0.2 million was recorded in operating expenses and $1.0 million was recorded in cost of revenues. In 2005, the Company purchased a source code license with a value of $2.5 million. The weighted-average amortization period of the Company’s core technology, purchased technology, and customer relationships are three and half years, three years, and five years, respectively. The amortization expense related to identifiable intangible

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
assets as of December 31, 2005 is expected to be $1.9 million, $1.3 million, and $1.0 million for the years ended December 31, 2006, 2007, and 2008, respectively.
      Core technology at December 31, 2005 and 2004 totaling $0.4 million and $1.0 million, net, related to the Striva acquisition is recorded in a European local currency, therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.
      The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for 2005 and 2004 are as follows (in thousands):

	December 31,

	2005	2004

Beginning balance	$82,245	$82,186
Subsequent goodwill adjustments	(1,179)	59

Ending balance	$81,066	$82,245

      In 2005, the Company recorded a decrease in goodwill related to the 2003 Striva acquisition of $1.2 million to reflect closing out an escrow account and reductions of other accrued merger costs. In 2004, the Company recorded an increase in goodwill related to the Striva acquisition of $59,000 to reflect net adjustments to the purchase price allocation in accordance with SFAS No. 142.
6.     Facilities Restructuring Charges

2004 Restructuring Plan
      In October 2004, the Company announced a restructuring plan (2004 Restructuring Plan) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions of $4.3 million in 2006, $4.5 million in 2007, $4.4 million in 2008, $2.4 million in 2009, $0.9 million in 2010, $3.3 million in 2011, $3.9 million in 2012, and $2.1 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $10.2 million.
      In future periods, the Company will record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2005, the Company will recognize approximately $20.1 million of accretion as a restructuring charge over the remaining term of the lease, or approximately nine years, as follows: $4.3 million in 2006; $4.0 million in 2007; $3.6 million in 2008; $3.1 million in 2009; $2.4 million in 2010; $1.6 million in 2011; $0.9 million in 2012; and $0.2 million in 2013.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
      In December 2004, the Company recorded additional restructuring charges of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the result of the relocation of its corporate headquarters within Redwood City, California in December 2004, an executed sublease for the Company’s excess facilities in Palo Alto, California during the third quarter of 2004, and an adjustment to management’s estimate of occupancy of available vacant facilities. These charges represent adjustments to the original assumptions in the 2001 Restructuring Plan charges, including the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the estimated time to sublease. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective area. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2001 Restructuring Plan through May 2013.
      A summary of the activity of the accrued restructuring charges for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at	Restructuring				Charges at
	December 31,			Net Cash	Non-cash	December 31,
	2004	Charges	Adjustments	Payment	Reclass	2005

2004 Restructuring Plan
Excess lease facilities	$88,521	$4,767	$(1,133)	$(13,924)	$(102)	$78,129
2001 Restructuring Plan
Excess lease facilities	20,730	—	49	(4,375)	—	16,404

	$109,251	$4,767	$(1,084)	$(18,299)	$(102)	$94,533

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      In 2005, the Company recorded $3.7 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $4.8 million of accretion charges and a $1.0 million adjustment due to a change in lease operating expense assumptions, offset by an adjustment to reflect a $2.1 million increase in the Company’s assumed sublease income.

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	December 31,
	2003	Charges	Payment	Reclass	2004

2004 Restructuring Plan
Excess lease facilities	$—	$82,015	$—	$6,506	$88,521
Property and equipment write-offs	—	21,556	—	(21,556)	—
2001 Restructuring Plan
Excess lease facilities	15,167	9,065	(4,465)	963	20,730

	$15,167	$112,636	$(4,465)	$(14,087)	$109,251

      Net cash payments for 2005, 2004, and 2003 for facilities included in the 2001 Restructuring Plan amounted to $4.4 million, $4.5 million, and $4.5 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2005 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
      Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases should the Company’s existing sublessees elect to terminate their sublease agreements in 2008 and 2009 and the market rates at the time of entering into new sublease agreements.
      As the related facilities associated with the restructured properties are no longer being utilized in the Company’s operations, the Company reclassified the deferred rent liability to accrued restructuring charges in 2004. As of December 31, 2005, $18.7 million of the $94.5 million accrued restructuring charges was classified as current liabilities and the remaining $75.8 million was classified as non-current liabilities.

7.	Commitments and Contingencies

Lease Obligations
      In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The lease term is from December 15, 2004 to December 31, 2007 (with a three-year renewal option). The future minimum contractual lease payments are $1.9 million and $2.1 million for the years ended December 31, 2006 and 2007, respectively.
      The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling $12.2 million as a security deposit for lease payments until certain financial milestones are met. The letter of credit may be reduced to an amount not less than three months of the base rent at the then current rate if the Company’s annual revenues reach $750 million, and the Company has quarterly operating profits of at least $100 million for no less than four consecutive calendar quarters. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rent expense for 2005, 2004, and 2003 was $5.1 million, $16.1, million and $15.4 million, respectively. Operating lease payments in the table below include approximately $124.4 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges, above, for a further discussion.
      Future minimum lease payments as of December 31, 2005 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

2006	$22,259	$(3,116)	$19,143
2007	21,077	(2,731)	18,346
2008	17,316	(2,752)	14,564
2009	17,453	(1,623)	15,830
2010	17,347	(424)	16,923
Thereafter	44,841	(1,114)	43,727

	$140,293	$(11,760)	$128,533

      Of these future minimum lease payments, the Company has accrued $94.5 million in the facilities restructuring accrual at December 31, 2005. This accrual, in addition to minimum lease payments of $124.4 million, includes estimated operating expenses of $22.4 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $32.2 million and a present value discount of $20.1 million recorded in accordance with SFAS No. 146.
      In December 2005, the Company subleased 35,000 square feet of office space at the Pacific Shores Center, its former corporate headquarters, in Redwood City, California through May 2013. In June 2005, the Company subleased 51,000 square feet of office space at the Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an option to renew through July 2013. In February 2005, the Company subleased 187,000 square feet of office space at the Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the subtenant that is exercisable in July 2009. In 2004, the Company signed sublease agreements for leased office space in Palo Alto and Scotts Valley, California. In 2003, the Company signed sublease agreements for leased office space in San Francisco, Palo Alto, and Redwood City, California. During 2002, the Company signed a sublease agreement for leased office space in Palo Alto, California.

Warranties
      The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2005 and December 31, 2004. To date, the Company’s product warranty expense has not been significant.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Indemnification
      The Company sells software licenses and services to its customers under contracts, which the Company refers to as the License to Use Informatica Software (“License Agreement”). Each License Agreement contains the relevant terms of the contractual arrangement with the customer and generally includes certain provisions for indemnifying the customer against losses, expenses, liabilities, and damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The License Agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
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
      In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.
      The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies.

8.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2005 and 2004, no shares of preferred stock had been issued.

Common Stock
      The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2005.

Stockholders’ Rights Plan
      In October 2001, the Board of Directors adopted the Stockholders’ Rights Plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock held on November 12, 2001. Each right entitles the holder to purchase 1/1000th of a share of Series A Preferred

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock of the Company, par value $0.001, at an exercise price of $90 per share. The rights become exercisable in certain circumstances and are redeemable at the Company’s option, at an exercise price of $0.001 per right. The rights expire on the earlier of November 12, 2011 or on the date of their redemption or exchange. The Company may also exchange the rights for shares of common stock under certain circumstances. The Stockholders’ Rights Plan was adopted to protect stockholders from unfair or coercive takeover practices. The plan is reviewed every three years by a committee of independent directors.

Stock Repurchase Plan
      In 2004, the Company’s Board of Directors authorized a one-year stock repurchase program for up to 5 million shares of the Company’s common stock. In 2005, the board approved an extension of this program to December 31, 2005. Purchases could be made from time to time in the open market and were funded from available working capital. The number of shares to be purchased and the timing of purchases were based on the level of the Company’s cash balances and general business and market conditions. The Company purchased 2,810,000 shares at cost of $26.5 million and 1,055,000 shares at a cost of $6.1 million under this program in 2005 and 2004, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock.

Repurchase Rights
      In September 2003, upon the acquisition of Striva, the Company entered into stock agreements with three Striva employees. In connection with these agreements, 50% of the converted Striva stock held by each employee is subject to a repurchase right by the Company. The total number of shares of common stock subject to these repurchased rights initially totaled 450,149 when the acquisition closed. The repurchase rights lapse ratably over periods ranging from one to two years through September 2005 based on continued employment of the individuals with the Company. In connection with these shares, the Company recognized deferred stock-based compensation totaling $3.4 million, which is being amortized over the respective vesting periods. The deferred stock-based compensation balance related to these stock shares has been fully amortized in 2005.

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

Employee Stock Purchase Plan
      The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. The purchase price per share will be 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. A total of approximately 909,000, 805,000, and 788,000 shares of common stock were issued under the ESPP in 2005, 2004, and 2003, respectively, at a weighted-average price of $5.24, $5.52, and $5.88 per share, 2005, 2004, and 2003, respectively. As of December 31, 2005, the Company has approximately 6,391,000 shares available for future issuance under the ESPP.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      During the fourth quarter of 2005, the Board of Directors approved an amendment to the ESPP. Effective 2006, under the amended ESPP, the new participants will be entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period, which was shortened from a 24-month offering period. The purchase price will then be reset at the start of the next offer period. The existing 2005 participants will be able to apply their subscription prices within their remaining two-year offering periods, which will expire at various purchase dates through July 31, 2007. Furthermore, the existing 2005 participants’ offer periods would also expire if, on the first day of one of the remaining purchase periods, the purchase price is lower than the purchase price that was set at the commencement of their two-year offering period.

Stock Option Plans

1999 Stock Incentive Plan
      The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest over a period of 4 years. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of December 31, 2005, the Company had approximately 10,171,000 shares available for future issuance under the 1999 Incentive Plan.

1999 Non-Employee Director Stock Incentive Plan
      The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering would automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over 24 months. In May 2004, the Directors Plan was amended such that each non-employee director, who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date and will vest on the first anniversary of the grant date. There was an initial grant for a new Board member totaling 60,000 shares of common stock and five automatic annual options granted for a total of 125,000 shares of the Company’s common stock in 2004 under the Directors Plan. In 2005, there were initial grants for two new board members totaling 120,000 and five automatic annual options granted to a total of 125,000 shares of the Company’s common stock under the Directors Plan. As of December 31, 2005, the Company had approximately 190,000 shares available for future issuance under the Directors Plan. During 2005, 40,000 options under the plan were expired with the weighed-average exercised price at $21.75 per share.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2000 Employee Stock Incentive Plan
      In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vest over a period of 4 years from the date of the grant. As of December 31, 2005, the Company had approximately 755,000 shares available for future issuance under the 2000 Incentive Plan.

Assumed Option Plans
      In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, and the Striva 2000 Stock Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans.

Stock Option Plan Activity
      A summary of the Company’s stock option activity under all plans is set forth below (in thousands, except per share data):

		Weighted-
		Average
	Number of	Exercise Price
	Shares	per Share

Outstanding at December 31, 2002	14,917	$7.81
Granted	4,368	6.59
Exercised	(1,532)	4.56
Canceled	(2,168)	11.67

Outstanding at December 31, 2003	15,585	7.26
Granted	7,901	6.97
Exercised	(2,392)	3.70
Canceled	(3,209)	8.06

Outstanding at December 31, 2004	17,885	7.47
Granted	3,735	8.99
Exercised	(2,504)	6.68
Canceled	(2,003)	10.51

Outstanding at December 31, 2005	17,113	$7.56

      The estimated weighted-average fair value of options granted with exercise prices equal to fair value at date of grant under the stock option plans during 2005, 2004, and 2003 was $3.76, $3.69, and $3.71 per share, respectively. The weighted-average fair value of options granted with exercise prices less than fair value at date of grant was $6.76 per share in 2003. No options were granted with exercise prices less than fair value at date of grant in 2005 and 2004.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      The following table summarizes information about stock options as of December 31, 2005 (number of options in thousands):

Options Outstanding				Options Exercisable

		Weighted-Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise Price	of	Exercise Price
Exercise Prices	Options	(Years)	per Share	Options	per Share

$ 0.06 to $ 4.05	1,047	4.13	$2.23	958	$2.15
$ 4.19 to $ 5.69	2,812	8.19	$5.64	1,034	$5.58
$ 5.72 to $ 7.26	3,701	5.06	$6.86	1,787	$6.83
$ 7.30 to $ 7.82	2,526	5.79	$7.63	586	$7.64
$ 7.83 to $ 8.00	3,563	4.50	$7.90	3,294	$7.90
$ 8.01 to $12.00	2,817	6.09	$9.80	1,028	$8.56
$12.20 to $48.63	647	4.21	$16.59	577	$17.11

	17,113	5.65	$7.56	9,264	$7.47

Stock-Based Compensation
      The Company recorded deferred stock-based compensation in connection with certain stock options grants and stock options assumed in business combinations. Deferred stock-based compensation is presented as a reduction of stockholders’ equity. Amortization of stock-based compensation was $0.7 million, $3.4 million, and $0.9 million in 2005, 2004, and 2003, respectively. The stock-based compensation charges relate to the following expense classifications in the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,

	2005	2004	2003

Cost of service revenues	$41	$48	$12
Sales and marketing	156	1,172	252
Research and development	525	2,216	468
General and administrative	1	(78)	208

	$723	$3,358	$940

      During 2003, the Company recorded a total of $1.3 million of deferred stock-based compensation in conjunction with the assumption of certain stock options in the acquisition of Striva, which is being amortized to operations over the remaining vesting term of the assumed options, generally three years. Additionally in 2003, an option to purchase common stock was granted to the Company’s former CEO with a variable term that was based on future performance. The variable term of the option is such that it requires the Company to periodically remeasure the value of the grant as compared to the fair value of the stock and record related stock-based compensation. The adjustment to deferred stock-based compensation and related amortization of stock-based compensation related to this grant for the year ended December 31, 2003 was $84,000. In 2004, the Company adjusted the deferred stock-based compensation and recorded a benefit of $84,000 related to the periodic remeasurement of the stock option value through its cancellation of the stock option in July 2004.

9.	Interest Income, net and Other Income (Expense), net
      Interest income, net consisted of interest income generating from the Company’s cash, cash equivalents, short-term investments, and interest expense. The interest income, net also included accretion of bond

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
premium net of amortization of bond discount of $0.3 million, $(1.0) million, and $(1.7) million in 2005, 2004, and 2003, respectively. The Company accrued interest expense in connection with an acquisition escrow account in the amount of $54,000 and $44,000 in 2004 and 2003, respectively. The escrow account was closed out in early 2005. Cash paid for interest expense was $122,000 and $6,000 in 2005 and 2003, respectively. No interest expense was paid in 2004.
      Other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Foreign currency gain (loss)	$(617)	$540	$1,613
Other	(95)	(598)	1,639

	$(712)	$(58)	$3,252

10.	Comprehensive Income (Loss)
      Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income (loss).
      For the years ended December 31, 2005, 2004, and 2003, the components of comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Net income (loss), as reported	$33,804	$(104,404)	$7,310
Other comprehensive income (loss):
Unrealized loss on investments*	(57)	(797)	(571)
Cumulative translation adjustment*	(2,257)	786	517

Comprehensive income (loss)	$31,490	$(104,415)	$7,256

*	The tax effect on unrealized gain (loss) on investment and foreign currency translation adjustment has not been significant.
     Accumulated other comprehensive income (loss) as of December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,

	2005	2004

Unrealized gain (loss) on available-for-sale investments	$(702)	$(645)
Cumulative translation adjustment	163	2,420

	$(539)	$1,775

11.	Investment Impairment
      In 2003, the Company made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. The Company evaluated the investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2004, we recorded an investment impairment charge of $0.5 million to other income (expense), net in the Company’s consolidated statement of operations. The Company based its impairment assessment on the performance of the company in which it invested, including its cash position, earnings and revenue outlook, liquidity, and overall management.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Employee 401(K) Plan
      The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $1,500 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $0.8 million for the year ended December 31, 2005. The Company’s match was suspended for 2004 and 2003. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

13.	Income Taxes
      The federal, state, and foreign income tax provisions for the years ended December 31, 2005, 2004, and 2003 are summarized as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current:
Federal	$350	$211	$817
State	450	150	150
Foreign	1,374	859	1,157

	$2,174	$1,220	$2,124

      The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Domestic	$42,343	$(94,384)	$24,905
Foreign	(6,365)	(8,800)	(15,471)

	$35,978	$(103,184)	$9,434

      A reconciliation of the provision (benefit) computed at the statutory federal income tax rate to the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Income tax provision (benefit) computed at federal statutory income tax rate	$12,592	$(36,114)	$3,302
Federal alternative minimum tax	1,062	611	817
State taxes	293	98	98
Foreign taxes	1,374	859	1,157
Non-deductible purchased technology	—	—	1,583
Amortization of deferred stock-based compensation and intangibles	642	1,928	508
Other	(554)	(437)	293
Valuation allowance	(13,235)	34,275	(5,634)

	$2,174	$1,220	$2,124

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$16,875	$23,278
Tax credit carryforwards	12,441	11,291
Deferred revenue	1,576	2,920
Reserves and accrued costs not currently deductible	743	3,691
Depreciable assets	8,416	4,518
Accrued restructuring costs	48,395	53,908
Amortization of intangibles	1,131	1,811
Capitalized research and development	2,329	3,133
Other	205	204
Valuation allowance	(91,678)	(103,283)

	433	1,471
Deferred tax liabilities:
Non-deductible intangible assets	(433)	(1,471)

	$—	$—

      SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on a number of factors, which includes the Company’s historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by $11.6 million, which is primarily attributable to a reduction of deferred tax assets to the extent of tax attributes utilized and increased by $52.7 million primarily attributable to restructuring charges currently not deductible and decreased by $8.4 million, during the years ended December 31, 2005, 2004, and 2003, respectively.
      The deferred tax assets as of December 31, 2004 have been revised to reflect an additional $2.8 million of deferred tax assets related to depreciable assets temporary differences as a result of a more detailed analysis that was performed by the Company in 2005.
      As of December 31, 2005, approximately $47.0 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized.
      As of December 31, 2005, the Company has federal net operating loss carryforwards of approximately $46.7 million, federal research and development tax credit carryforwards of approximately $5.2 million and foreign tax credits carryforwards of approximately $2.1 million. The net operating loss and tax credit carryforwards will expire at various times beginning in 2012, if not utilized. The federal minimum tax credit carryforwards of $0.5 million have no expiration dates.
      As of December 31, 2005, the Company has state net operating loss and research and development tax credit carryforwards of approximately $9.4 million and $6.8 million, respectively. The state net operating loss carryforwards will expire at various times beginning in 2006 and the research and development tax credit carryforwards have no expiration dates. State investment tax credit carryforwards of $0.2 million will expire at various times beginning in 2007.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
      On November 8, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased the Company’s common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of the Company’s former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of the Company’s April 29, 1999 initial public offering and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.
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
      The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court has set a hearing date of April 24, 2006 to consider final approval of the settlement.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/ BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that the Company has infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently in the discovery phase.
      The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
      Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.

16.	Related Party Transaction
      Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2005, 2004, and 2003 were $0.3 million, $0.5 million, and $0.6 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

17.	Significant Customer Information and Segment Information
      The Company operates solely in one segment, the development and marketing of enterprise data integration software. The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2005, 2004, and 2003. At December 31, 2005 and 2004, no single customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 31%, 29%, and 27% of total revenue in 2005, 2004, and 2003, respectively.
      The following table presents geographic information (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues:
North America	$185,118	$156,565	$149,736
Europe	73,398	54,951	47,778
Other	8,915	8,165	8,019

	$267,431	$219,681	$205,533

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,

	2005	2004

Long-lived assets (excluding goodwill):
North America	$21,708	$18,982
Europe	2,571	3,476
Other	910	485

	$25,189	$22,943

      The Company’s revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

License	$120,182	$97,941	$94,590
Maintenance	103,573	87,470	75,748
Consulting and education	43,676	34,270	35,195

	$267,431	$219,681	$205,533

18.	Subsequent Events
      In January 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland providing data quality and data profiling software. The Company acquired Similarity by entering into a Share Purchase Agreement (the “Purchase Agreement”) by and among the Company and the holders of the shares of Similarity. Pursuant to the Purchase Agreement, Similarity stockholders are entitled to receive approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at approximately $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5.1 million. Within 20 days of the closing, approximately $8.3 million of the consideration will be placed into escrow for 15 months following the closing to be held as security for losses incurred by Informatica in the event of certain breaches of the representations and warranties covered in the Purchase Agreement or certain other events. In connection with the acquisition, the Company assumed approximately 392,000 options with $0.95 weighted-average exercise price per share. As a result of the acquisition, the Company also assumed facilities leases and certain liabilities and commitments of Similarity. Management is in the process of finalizing the purchase price allocation.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Selected Quarterly Financial Information (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

	(In thousands, except per share data)
Total revenues	$79,838	$64,997	$64,205	$58,391
Gross profit	64,469	52,360	51,450	46,964
Facilities restructuring charges	781	1,274	70	1,558
Income from operations	11,131	6,804	6,851	4,648
Net income	13,553	8,301	7,641	4,309
Net income per common share:
Basic	$0.15	$0.09	$0.09	$0.05
Diluted	$0.14	$0.09	$0.09	$0.05
Shares used in computing basic net income per common share:
Basic	87,651	87,568	86,876	86,886
Diluted	94,163	93,571	89,760	89,284

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

	(In thousands, except per share data)
Total revenues	$60,046	$52,428	$53,034	$54,173
Gross profit	47,937	40,717	42,166	42,415
Facilities restructuring charges	102,963	9,673	—	—
Income (loss) from operations	(99,153)	(9,866)	895	1,549
Net income (loss)	(98,689)	(8,585)	979	1,891
Net income (loss) per common share:
Basic and diluted	$(1.14)	$(0.10)	$0.01	$0.02
Shares used in computing basic net income (loss) per common share:
Basic	86,565	86,002	85,557	84,811
Diluted	86,565	86,002	88,394	89,752
      The Company believes that period-to-period comparisons of the Company’s consolidated financial results should not be relied upon as an indication of future performance. The operating results of the Company reflect seasonal trends experienced by many software companies and are subject to fluctuation due to other factors, and the Company’s business, financial condition, and results of operations may be affected by such factors in the future.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
      (b) Management’s annual report on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control Over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
      (c) Change in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      On November 1, 2005, we entered into a Severance Agreement and Release (the “Agreement”) with John Entenmann, our former Executive Vice President, Corporate Strategy and Marketing. Pursuant to the Agreement, in return for a release from Mr. Entenmann of all known and unknown claims against Informatica and its affiliates, we paid Mr. Entenmann an additional two months of his annual base salary and COBRA premiums. In addition, we agreed to pay Mr. Entenmann his allocation of any performance bonuses otherwise paid to our employees for our operational performance in the third quarter of 2005.
      A copy of the Agreement is attached to this Annual Report as Exhibit 10.20 and is incorporated herein by reference.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information with respect to Directors is included under the caption “Proposal One — Election of Directors” in the Proxy Statement for the 2006 Annual Meeting, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2005 (the “2006 Proxy Statement”), and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers of the Registrant” in Part I hereof after Item 4. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement and is incorporated herein by reference.

Code of Business Conduct
      We have adopted a Code of Business Conduct that applies to all of our directors, officers (including our principal executive officer and senior financial and accounting officers), and employees. You can find our Code of Business Conduct on our Web site at http://www.informatica.com/company/investors/corporate governance/default.htm and clicking on the link “Code of Business Conduct.” We will post any amendments to the Code of Business Conduct, as well as any waivers that are required to be disclosed by the rules of either the SEC or the NASDAQ Stock Market, on our Web site.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is included under the proposal, “Proposal One — Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is included under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is included under the caption “Transactions with Management” in the 2006 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is included under the caption under the proposal, “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:
Reference is made to the Index to consolidated financial statements of Informatica Corporation under Item 8 of Part II hereof.

2.	Financial Statement Schedule:
The following schedule is included herein:
  Valuation and Qualifying Accounts (Schedule II)
All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Item 8 above.

Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Provision for Doubtful Accounts:
Year ended December 31, 2005	$811	$150	$(91)	$870
Year ended December 31, 2004	$564	$361	$(114)	$811
Year ended December 31, 2003	$461	$145	$(42)	$564
Sales and Returns Allowances:
Year ended December 31, 2005	$38	$200	$(14)	$224
Year ended December 31, 2004	$705	$(356)	$(311)	$38
Year ended December 31, 2003	$888	$—	$(183)	$705

3.	Exhibits
      See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 28th day of February 2006.

INFORMATICA CORPORATION

By:	/s/ Sohaib Abbasi

Sohaib Abbasi
Chief Executive Officer, President, and
Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sohaib Abbasi Sohaib Abbasi	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2006

/s/ Earl E. Fry Earl E. Fry	Chief Financial Officer, Executive Vice President, and Secretary (Principal Financial and Accounting Officer)	February 28, 2006

/s/ David W. Pidwell David W. Pidwell	Director	February 28, 2006

/s/ Mark A. Bertelsen Mark A. Bertelsen	Director	February 28, 2006

/s/ Janice D. Chaffin Janice D. Chaffin	Director	February 28, 2006

/s/ Charles J. Robel Charles J. Robel	Director	February 28, 2006

/s/ A. Brooke Seawell A. Brooke Seawell	Director	February 28, 2006

/s/ Geoff W. Squire Geoff W. Squire	Director	February 28, 2006

/s/ Carl J. Yankowski Carl J. Yankowski	Director	February 28, 2006

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2005

Exhibit
Number		Document

2.1		Agreement and Plan of Merger, dated September 11, 2003, by and among Informatica Corporation, a Delaware corporation, Stopwatch Acquisition Corporation, a Delaware corporation, Striva Corporation, a Delaware corporation, and Pete Sinclair as Stockholder Representative (incorporated by reference to the identically numbered exhibit to the Company’s Current Report on Form 8-K filed on October 7, 2003, Commission File No. 0-25871).
2.2		Amendment No. 1 to Agreement and Plan of Merger, dated September 22, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 7, 2003, Commission File No. 0-25871).
2.3		Amendment No. 2 to Agreement and Plan of Merger, dated September 29, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 7, 2003, Commission File No. 0-25871).
3.1		Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
3.2		Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000, Commission File No. 0-25871).
3.3		Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
3.4		Bylaws, as amended, of Informatica Corporation.
4.1		Reference is made to Exhibits 3.1 through 3.4.
4.2		Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
10	.1*	Company’s 2000 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2001, Commission File No. 0-25871).
10	.2*	Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10	.3*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on February 19, 1999).
10	.4*	Company’s 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-66754) filed on August 3, 2001).
10	.5*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-66754) filed on August 3, 2001).
10	.6*	Company’s 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).

Exhibit
Number		Document

10.7		Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10.8		Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10	.9*	Description of management arrangement with Earl E. Fry (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002, Commission File No. 0-25871).
10	.10*	Amendment to 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).
10	.11*	Agreement on the Forgiveness of Employee Loan dated September 13, 2001, by and between the Company and Earl E. Fry (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-3 (Commission File No. 333-109683) filed on December 24, 2003).
10	.12*	Employment Agreement dated July 19, 2004 by and between Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).
10	.13*	Offer Letter dated September 21, 2004, by and between the Company and John Entenmann (incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2004, Commission File No. 0-25871).
10.14		Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10	.15*	Form of Executive Severance Agreement dated November 15, 2004 by and between the Company and each of John Entenmann, Earl E. Fry and Girish Pancha (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10	.16*	Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10	.17*	Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10	.18*	2005 Cash Bonus Plan (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10	.19*	Summary of amended standard director cash compensation arrangements (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on October 20, 2005, Commission File No. 0-25871).
10	.20*	Severance Agreement and Release dated November 1, 2005 by and between the Company and John Entenmann.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.