Form 10-Q
period 2006-03-31
INFORMATICA CORP
filed 2006-05-09
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
☑ Yes ☐ No
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
☐Yes ☑No
As of April 28, 2006, there were approximately 86,148,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$201,577	$76,545
Short-term investments	212,065	185,649
Accounts receivable, net	36,827	50,533
Prepaid expenses and other current assets	11,171	9,342

Total current assets	461,640	322,069
Restricted cash	12,166	12,166
Property and equipment, net	19,746	21,026
Goodwill	127,541	81,066
Intangible assets, net	10,216	4,163
Other assets	6,796	532

Total assets	$638,105	$441,022

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,662	$3,404
Accrued liabilities	17,162	17,424
Accrued compensation and related expenses	15,270	20,450
Income taxes payable	4,906	4,566
Accrued facilities restructuring charges	18,582	18,718
Deferred revenues	70,619	69,748

Total current liabilities	128,201	134,310
Convertible senior notes	230,000	—
Accrued facilities restructuring charges, less current portion	73,238	75,815
Deferred revenues, less current portion	7,471	8,167

Total liabilities	438,910	218,292

Commitments and contingencies

Stockholders’ equity:
Common stock	86	87
Additional paid-in capital	355,351	384,653
Deferred stock-based compensation	—	(187)
Accumulated other comprehensive loss	(226)	(539)
Accumulated deficit	(156,016)	(161,284)

Total stockholders’ equity	199,195	222,730

Total liabilities and stockholders’ equity	$638,105	$441,022

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
License	$32,804	$24,956
Service	40,253	33,435

Total revenues	73,057	58,391

Cost of revenues:
License	1,527	710
Service	13,181	10,481
Amortization of acquired technology	452	236

Total cost of revenues (1)	15,160	11,427

Gross profit	57,897	46,964

Operating expenses:
Research and development	13,058	10,247
Sales and marketing	31,523	25,358
General and administrative	6,643	5,106
Amortization of intangible assets	130	47
Facilities restructuring charges	1,149	1,558
Purchased in-process research and development	1,340	—

Total operating expenses (2)	53,843	42,316

Income from operations	4,054	4,648

Interest income	2,672	1,364
Interest expense	(362)	—
Other income (expense), net	58	(331)

Income before provision for income taxes	6,422	5,681
Provision for income taxes	1,154	1,372

Net income	$5,268	$4,309

Basic net income per common share	$0.06	$0.05

Diluted net income per common share	$0.06	$0.05

Shares used in computing basic net income per common share	87,566	86,886

Shares used in computing diluted net income per common share	97,147	89,284

Includes share-based payment compensation expense as follows:
(1) Cost of service revenues	$330	$12
(2) Research and development	683	176
(2) Sales and marketing	1,067	49
(2) General and administrative	920	1

	$3,000	$238

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income	$5,268	$4,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,465	2,221
Allowance for doubtful accounts and sales returns allowances	—	(29)
Share-based payment compensation expense and amortization of stock-based compensation	3,000	238
Amortization of intangible assets and acquired technology	790	283
Non-cash facilities restructuring charges	1,149	1,558
Purchased in-process research and development	1,340	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	16,321	16,038
Prepaid expenses and other assets	(1,413)	(3,873)
Accounts payable and accrued liabilities	(6,981)	(3,717)
Accrued compensation and related expenses	(5,295)	(5,057)
Income taxes payable	340	1,544
Accrued facilities restructuring charges	(3,821)	(5,199)
Deferred revenues	(439)	3,290

Net cash provided by operating activities	12,724	11,606

Investing activities
Purchases of property and equipment	(1,032)	(5,916)
Purchases of investments	(89,290)	(31,489)
Maturities of investments	13,751	7,200
Sales of investments	49,202	35,050
Acquisition, net of cash acquired	(46,720)	—

Net cash provided by (used in) investing activities	(74,089)	4,845

Financing activities
Net proceeds from issuance of common stock	12,284	6,218
Repurchases and retirement of common stock	(49,956)	(5,270)
Issuance of convertible senior notes	230,000	—
Payment of issuance costs on convertible senior notes	(6,152)	—

Net cash provided by financing activities	186,176	948

Effect of foreign exchange rate changes on cash and cash equivalents	221	(552)
Net increase in cash and cash equivalents	125,032	16,847
Cash and cash equivalents at beginning of period	76,545	88,941

Cash and cash equivalents at end of period	$201,577	$105,788

Supplemental disclosures
Interest paid	$—	$122

Income taxes paid	$737	$46

Supplemental disclosures of non-cash investing and financing activities
Common stock issued for acquisitions	$1,583	$—

Unrealized gain (loss) on short-term investments	$79	$(264)

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature (see Note 2. Acquisition and Note 6. Facilities Restructuring Charges, for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2006 and 2005 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2006, or any future period.
     As discussed later in Note 3. Share-Based Payment Compensation Expense, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s income from operations for the three months ended March 31, 2006 includes approximately $3.0 million in share-based employee compensation expense for stock options and its Employee Stock Purchase Plan (“ESPP”). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
     Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation.
     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
     These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company.
     Revenue Recognition
     The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition, and other authoritative accounting literature.
     Under SOP 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Collection is probable. Credit worthiness and collectibility are first assessed at a country level based on the country’s overall economic climate and general business risk. For customers in countries deemed credit worthy, credit and collectibility are then assessed based on payment history and credit profile. When a customer is not deemed credit worthy, revenue is recognized when payment is received.
     The Company also enters into OEM arrangements that provide for license fees based on inclusion of our technology and/or products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. Royalty payments are recognized as revenue based on the activity in the royalty report the Company receives from the OEM or, in the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition are met.
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
     Deferred revenue includes deferred license, maintenance, consulting and education services revenue. For customers not deemed credit worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.
     Net Income per Common Share
     Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and common shares potentially issuable under the terms of the convertible

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
senior notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is antidilutive.
     The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income	$5,268	$4,309
Effect of convertible senior notes, net of related tax effects	351	—

Diluted net income	$5,619	$4,309

Weighted average shares outstanding	87,663	86,926
Weighted average unvested shares of common stock subject to repurchase	(97)	(40)

Shares used in computing basic net income per common share	87,566	86,886

Dilutive effect of employee stock options*	7,153	2,398
Dilutive effect of convertible senior notes	2,428	—

Shares used in computing diluted net income per common share	97,147	89,284

Basic and diluted net income per common share	$0.06	$0.05

*	The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable future and therefore, such benefits have been excluded from the diluted net income per common share calculation under the treasury stock method.
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, The Effect of Contingently Convertible Instrument on Diluted Earnings per Share, the interest expense and the amortization of issuance costs associated with the convertible senior notes offering have been added back to the net income while the potentially issuable common shares were included in the diluted net income per common share calculation using the “if-converted method.” See Note 7. Convertible Senior Notes.
     Share-Based Payment Compensation Expense
     Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R), Share-Based Payment (Revised 2004), on a modified prospective basis. As a result, the Company includes share-based payments in its results of operations for the three months ended March 31, 2006. See Note 3. Share-Based Payment Compensation Expense.
Note 2. Acquisition
     On January 26, 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland, providing data quality and data profiling software. The acquisition extends Informatica’s data integration software to include Similarity’s data quality technology. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54.9 million, consisting of $48.3 million of cash, 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) with a fair value of $1.6 million, and 392,333 of Informatica stock options with a fair value of $5.0 million, to acquire all of the outstanding common stock, preferred stock, and stock options of Similarity. In connection with the acquisition, the Company also incurred estimated transaction costs of $2.3 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$48,329
Common stock issued	1,583
Fair value of options assumed	4,984

Total considerations paid to Similarity	54,896
Transaction costs	2,266
Fair value of unvested options assumed (share-based payment)	(1,011)

Total purchase price	$56,151

     The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible assets acquired	$1,456
Developed technology	5,050
Customer relationships	1,830
Purchased in-process research and development	1,340
Goodwill	46,475

Total purchase price	$56,151

     The amount of the total purchase price allocated to the net tangible assets acquired of $1.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141, Business Combinations, Financial Accounting Standards Board Interpretations (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The purchase price allocated to purchased in-process research and development (“IPR&D”) and to identifiable intangible assets was determined by a third-party appraisal. The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended March 31, 2006, which was the quarter of the acquisition, in accordance with FIN No. 4. The amortization periods of identifiable intangible assets were determined using the estimated economic useful life of the asset. The developed technology and customer relationships are being amortized on a straight-line basis over four years. Of the developed technology, the Company recorded amortization of acquired technology expense of $0.2 million in the three months period ended March 31, 2006, and expects to record approximately $0.9 million, $1.3 million, $1.3 million, $1.3 million, and $0.1 million in the remainder of 2006, 2007, 2008, 2009, and 2010, respectively. Of the customer relationships, the Company recorded amortization of intangible assets expense of $0.1 million in the three months period ended March 31, 2006, and expects to record approximately $0.3 million, $0.5 million, $0.4 million, $0.4 million, and $0.1 million in the remainder of 2006, 2007, 2008, 2009, and 2010, respectively.
     The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company anticipates that none of the $54.7 million of the goodwill and intangible assets recorded in connection with the Similarity acquisition will be deductible for income tax purposes.
     The Company assumed all of the outstanding stock options issued pursuant to Similarity’s stock option plan, which became options to purchase 392,333 shares of Informatica common stock with a weighted average fair value of $12.70 per share at the closing date. The total fair value of the options assumed was $5.0 million, of which 311,961 fully vested options with $4.0 million fair value was included in the purchase price. The remaining 80,372 unvested options with $1.0 million fair value was classified as share-based payments and will be expensed over the remaining vesting period of the underlying awards. The Company expects to recognize share-based payment expense of approximately $0.3 million, $0.3 million, $0.2 million, and $0.1 million in the remainder of 2006, 2007, 2008, and 2009, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The purchase method of accounting requires the Company to reduce Similarity’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Similarity would have achieved as a separate company.
     The results of Similarity’s operations have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the three months ended March 31, 2006, assuming Similarity had been acquired on January 1, 2006 and is not intended to be indicative of future results (in thousands, except per share amounts):

Three Months
Ended March 31,
2006
Pro forma adjusted total revenue	$73,353
Pro forma adjusted net income	$4,365
Pro forma adjusted net income per share – basic and diluted	$0.05
Pro forma weighted-average basic shares	87,688
Pro forma weighted-average diluted shares	97,269
Note 3. Share-Based Payment Compensation Expense
     Changes in Accounting Principle
     On January 1, 2006, the Company adopted the FASB SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the post adoption share-based payment includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The fair value of all share-based payment transactions granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for post adoption share-based awards on a straight-line basis over the requisite service period of the award.
     Prior to January 1, 2006, the Company accounted for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortized its stock-based compensation under APB 25 using a straight-line basis over the remaining vesting term of the related options.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s share-based payment compensation expense was $3.0 million for the three months ended March 31, 2006; if the Company had continued to account for stock-based compensation expense under APB 25, the stock-based compensation expense would have been $0.1 million. Diluted net income per share for the three months ended March 31, 2006 would have been $0.09, if the Company had not adopted SFAS No. 123(R) compared to reported diluted net income per share of $0.06.
     Summary of Assumptions
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company has been using a blend of average

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its ESPP since the third quarter of 2005. Prior to the third quarter of 2005, expected volatilities were based on historical volatility. The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee turnover experience to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Option Grants:
Expected volatility	43 – 44%	65%
Weighted-average volatility	43%	65%
Expected dividends	—	—
Expected term of options (in years)	3.9 years	3.1 years
Risk-free interest rate	4.4 – 4.7%	3.9%

ESPP:
Expected volatility	44%	35 – 51%
Weighted-average volatility	44%	45%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5 year	1.25 years
Risk-free interest rate — ESPP	4.7%	2.9 – 3.4%
Stock Option Plan Activity
     A summary of option activity through March 31, 2006 is presented below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual-	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	17,113	$7.56
Granted	1,224	10.30
Exercised	(1,374)	6.37
Forfeited or expired	(133)	8.90

Outstanding at March 31, 2006	16,830	$7.84	5.51	$131,184

Exercisable at March 31, 2006	9,112	$7.38	4.86	$75,805

     The weighted-average grant date fair value of options granted during the quarter ended March 31, 2006 was $7.95 per option. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $11.8 million. The weighted-average grant date fair value of ESPP granted during the quarter ended March 31, 2006 was $4.19 per share. The total intrinsic value of ESPP exercised during the quarter ended March 31, 2006 was $5.4 million. Upon the exercise of options and ESPP, the Company issues new common stock from its authorized shares. As of March 31, 2006, there was $14.0 million in compensation cost related to nonvested awards not yet recognized and is expected to be recognized over a weighted-average of 2.7 years.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Pro Forma Disclosure for Three Months Ended March 31, 2005
     Pro forma information regarding net income (loss) and net income (loss) per share was required by SFAS No. 148. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense was amortized using an accelerated method over the vesting terms of the option. Had compensation cost for the Company’s stock-based compensation plans and Employee Stock Purchase Plan (“ESPP”) been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts for the three months ended March 31, 2005 indicated below (in thousands, except per share amounts):

Three Months
Ended March 31,
2005
Net income, as reported	$4,309
Stock-based compensation expense included in net income as reported, net of related tax effects*	238
Stock-based compensation expense determined under fair value method, net of related tax effects*	(4,702)

Net loss, pro forma	$(155)

Basic and diluted net income (loss) per common share:
As reported	$0.05
Pro forma	$0.00

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
     Summary of Plans
     1999 Stock Incentive Plan
     The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of March 31, 2006, the Company had approximately 9,462,000 authorized options available for grant and 15,235,000 options outstanding under the 1999 Incentive Plan.
     1999 Non-Employee Director Stock Incentive Plan
     The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering would automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over 24 months. In May

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date and will vest on the first anniversary of the grant date. There was an initial grant for a new Board member totaling 60,000 shares of common stock and five automatic annual options granted for a total of 125,000 shares of the Company’s common stock in 2004 under the Directors Plan. As of March 31, 2006, the Company had approximately 190,000 authorized options available for grant and 790,000 options outstanding under the Directors Plan.
     2000 Employee Stock Incentive Plan
     In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vest over a period of 4 years from the date of the grant. As of March 31, 2006, the Company had approximately 756,000 authorized options available for grant and 423,000 options outstanding under the 2000 Incentive Plan.
     Assumed Option Plans
     In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Plan, and the Similarity 2002 Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of March 31, 2006, the Company had approximately 382,000 options outstanding under the assumed option plans.
     Employee Stock Purchase Plan
     The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. Historically, the purchase price per has been 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. As of March 31, 2006, the Company had approximately 5,783,000 authorized shares available for grant under the ESPP.
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
     Disclosures Pertaining to All Share-Based Award Plans
     Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the three months ended 2006 and 2005 was $12.3 million and $6.2 million, respectively. The Company has been in full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company is unlikely to recognize excess tax benefits from the share-based payment for the foreseeable future. The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net income per common share calculations. The Company did not realize any tax benefits from tax deductions related to share-based payment awards during the three months ended March 31, 2006 and 2005.
Note 4. Comprehensive Income
     Other comprehensive income (loss) refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income, as reported	$5,268	$4,309
Other comprehensive income (loss):
Unrealized gain (loss) on investments	79	(264)
Foreign currency translation adjustment	234	(628)

Comprehensive income	$5,581	$3,417

     Accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Unrealized loss on investments	$(623)	$(702)
Cumulative foreign currency translation adjustment	397	163

	$(226)	$(539)

Note 5. Goodwill and Intangible Assets
     The carrying amount of intangible assets other than goodwill as of March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$11,371	$(5,631)	$5,740	$6,357	$(5,178)	$1,179
Purchased technology	2,500	(243)	2,257	2,500	(35)	2,465
Customer relationships	2,774	(555)	2,219	945	(426)	519

Total intangible assets	$16,645	$(6,429)	$10,216	$9,802	$(5,639)	$4,163

     Amortization expense of intangible assets was approximately $0.8 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively. The weighted-average amortization periods of the Company’s core and developed technology, purchased technology, and customer relationships are 3.6, 3.0, and 4.3 years, respectively. In the first quarter of 2005, the Company purchased a source code license with a value of $2.5 million. The amortization expense related to identifiable intangible assets as of March 31, 2006 is expected to be $2.7 million for the remainder of 2006, and $3.0 million, $2.7 million, $1.7 million, and $0.1 million in 2007, 2008, 2009, and 2010, respectively.
     Core technology at March 31, 2006 and December 31, 2005 totaling $0.3 million and $0.4 million, net, related to the 2003 acquisition, was recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows (in thousands):

March 31,
2006
Beginning balance, as of December 31, 2005	$81,066
Goodwill recorded in acquisition	46,475

Ending balance, as of March 31, 2006	$127,541

Note 6. Facilities Restructuring Charges
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
     The Company records accretion charges on the cash obligations related to the 2004 Restructuring Plan. The accretion charges represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. At March 31, 2006, the Company will recognize approximately $19.0 million of accretion as a restructuring charge over the remaining term of the lease, or approximately nine years, as follows: $3.2 million for the remainder of 2006, $4.0 million in 2007, $3.6 million in 2008, $3.1 million in 2009, $2.4 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2006 and 2005 follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	March 31,
	2005	Charges	Payment	Reclass	2006
2004 Restructuring Plan
Excess lease facilities	$78,129	$1,149	$(2,622)	$(41)	$76,615

2001 Restructuring Plan
Excess lease facilities	16,404	—	(1,199)	—	15,205

	$94,533	$1,149	$(3,821)	$(41)	$91,820

     In the three months ended March 31, 2006, the Company recorded $1.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan.

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	March 31,
	2004	Charges	Payment	Reclass	2005
2004 Restructuring Plan
Excess lease facilities	$88,521	$1,551	$(4,067)	$(39)	$85,966

2001 Restructuring Plan
Excess lease facilities	20,730	7	(1,132)	—	19,605

	$109,251	$1,558	$(5,199)	$(39)	$105,571

     Net cash payments for the three months ended March 31, 2006 and 2005 for facilities included in the 2001 Restructuring Plan amounted to $1.2 million and $1.1 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2006 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
     Because the related facilities associated with the restructured properties are no longer being used in the Company’s operations, the Company reclassified the deferred rent liability to accrued restructuring charges in 2004.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2006, $18.6 million of the $91.8 million accrued restructuring charges was classified as current liabilities and the remaining $73.2 million was classified as non-current liabilities.
Note 7. Convertible Senior Notes
     On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption of the Notes. The initial conversion price represents a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the Nasdaq National Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011.
     Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (“the Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company agreed to file a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes and use the Company’s reasonable best efforts to cause it to become effective, within an agreed-upon period (90 to 120 days depending upon whether the shelf registration statement is automatic). The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and concluded that none of these features should be separately accounted for as derivatives.
     The Company used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of its common stock concurrently with the offering of the Notes and intends to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock.
     In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $15,000, and interest expense on the Notes was $0.4 million for the three months ended March 31, 2006, respectively. No payments of interest were made in the three months ended March 31, 2006.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Commitments and Contingencies
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
     The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $120.3 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges, above, for a further discussion.
     Future minimum lease payments as of March 31, 2006 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2006	$17,034	$(2,440)	$14,594
2007	21,379	(2,731)	18,648
2008	17,573	(2,752)	14,821
2009	17,696	(1,623)	16,073
2010	17,734	(424)	17,310
Thereafter	47,862	(1,114)	46,748

	$139,278	$(11,084)	$128,194

     Of these future minimum lease payments, the Company has accrued $91.8 million in the facilities restructuring accrual at March 31, 2006. This accrual, in addition to minimum lease payments of $120.3 million, includes estimated operating expenses of $21.3 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $30.9 million and a present value discount of $18.9 million recorded in accordance with SFAS No. 146.
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
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2006 and December 31, 2005. To date, the Company’s product warranty expense has not been significant.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court set a hearing date of April 24, 2006 to consider final approval of the settlement. At the hearing, the judge took the approval of the settlement under submission. The ruling is expected later this year
     On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three Company patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that the Company has infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently in the discovery phase.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.
Note 9. Income Taxes
     The Company recorded an income tax provision of $1.2 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively, which primarily represents federal minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. The income tax provision for the three months ended March 31, 2006 also includes $0.1 million tax provision to return adjustment based on the filing of the Company’s 2005 foreign income tax returns. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three month period ended March 31, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of the Company’s valuation allowance to reflect the utilization of approximately $2.2 million of tax attributes partially offset by foreign income and withholding taxes of $0.2 million and state taxes of $0.4 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Stock Repurchases
     On March 8, 2006, the Company used a portion of the proceeds from the issuance of convertible senior notes to repurchase $50 million of common stock (3,232,062 shares at $15.47 per share). These shares were repurchased and retired to the status of authorized and unissued shares immediately.
     In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. As of April 28, 2006, the Company purchased 145,000 shares at cost of $2.3 million under this program.
Note 11. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS Statement No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company adopted SFAS No. 154 in the first quarter of 2006. The adoption of SFAS No. 154 did not materially affect the company’s Condensed Consolidated Financial Statements in the period of adoption. See Changes in Accounting Principle under Note 3. Share-Based Payment Compensation Expense. Its effects on future periods will depend on the nature and significance of any future accounting changes.
Note 12. Significant Customer Information and Segment Reporting
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
     The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sales of software solutions.
     The following table presents geographic information (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
North America	$51,242	$38,168
Europe	17,553	18,688
Other	4,262	1,535

	$73,057	$58,391

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31,	December 31,
	2006	2005
Long-lived assets (excluding goodwill):
North America	$26,753	$21,708
Europe	2,337	2,571
Other	872	910

	$29,962	$25,189

     No customer accounted for more than 10% of the Company’s total revenues in the three months ended March 31, 2006 and 2005. At March 31, 2006 and 2005, no single customer accounted for more than 10% of the accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, share-based payment expense and stock-based compensation; provision for income taxes; the integration of our acquisition of Similarity Systems Limited (“Similarity”); deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
     We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. Most of our international sales have been in Europe, and revenue outside of Europe and North America has comprised 6% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.
     We license our software and provide services to many industry sectors, including, but not limited to, energy & utilities, financial services, insurance, government & public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.
     In the first quarter of 2006, our total revenues grew 25% to $73.1 million over the first quarter of 2005. The increase in license revenues was a result of year-over-year increases in the volume and the average size of our transactions. The increase in service revenues was primarily from increased maintenance revenues driven by strong renewals from our expanding customer base, coupled with contribution from the new releases of existing products that drove additional training and consulting revenues.
     On January 26, 2006, we acquired Similarity, a private company incorporated in Ireland, by entering into a Share Purchase Agreement by and among Informatica and the holders of the shares of Similarity. Similarity’s software product suite includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. We are extending our enterprise data integration platform by working to incorporate certain of Similarity’s product suite including its patented data quality technology. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, purchased in-

process research and development costs, stock-based compensation, and other charges. As a result of these charges, we expect the acquisition to be dilutive in 2006. See Note 2. Acquisition of Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this report.
     On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of its common stock concurrently with the offering of the Notes, and intends to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of common stock. The company expects the convertible senior notes to be neutral to slightly accretive to earnings through 2006. See Note 7. Convertible Senior Notes of Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this report.
     Because our market is a dynamic one, we face both significant opportunities and challenges. As such, we focus on several key factors:
▪	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost-savings by solving data integration challenges through internal development. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the recent consolidation activity in our industry (including IBM’s acquisition of Ascential Software) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

▪	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example, in October, we announced the release of a new major release of our core product, PowerCenter 8. Also after our acquisition of Similarity in early 2006, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

▪	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and they are likely to do so in the future. Specifically, it is the norm for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter, though such fluctuation are mitigated by recognition of backlog orders. Seasonally, in recent years, the fourth quarter has had the highest level of license revenue and order backlog, and we have generally had weaker demand for our software products and services in the first and third quarters. Additionally, our consulting and education services have sometimes been negatively impacted in the fourth quarter and first quarter due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.
     To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, the enablement of our sales force and distribution channel on new products, and the development and execution of a branding campaign.
     We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. Our alliance managers are focused on developing new and enhancing existing strategic partnerships and, in the past year, we have added employees in Europe to drive deeper relationships with partners based in that geography. We have increased joint marketing initiatives and have experienced more lead sharing from our partners.

     We continued to broaden our distribution efforts in the first quarter by selling data warehouse products to the enterprise level and selling more strategic data integration solutions beyond data warehousing to our customers’ enterprise architects and chief information officers. We also expanded our sales presence in Asia-Pacific by opening new offices in Sydney, Australia and Singapore.
     To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiations, and key business values. These programs include our annual sales kickoff conference for all sales and key marketing personnel in January of this year, “Webinars” for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral. We have also invested in partner enablement programs, including product-specific briefings to partners and the inclusion of several partners in our beta programs.
     Another key initiative is a worldwide branding campaign. We believe that the development of a well-recognized brand image will help attract new prospective customers and encourage trust and loyalty from our existing customers, thereby mitigating competitive and new product risks.
Critical Accounting Policies and Estimates
     In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, accounting for impairment of goodwill, acquisitions, and share-based payment compensation expense have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies and Note 11. Recent Accounting Pronouncements of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Revenue Recognition
     We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with generally accepted accounting principles in the United States of America (“GAAP”) that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.
     We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature. For other authoritative literature, see the subsection Revenue Recognition in Note 1. Summary of Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance and professional services revenue to be recognized each period.

     Our judgment in determining the collectibility of amounts due from our customers impacts the timing of revenue recognition. We assess credit worthiness and collectibility and when a customer is not deemed credit worthy, revenue is recognized when payment is received.
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
     If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 6. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.
     Accounting for Income Taxes
     We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.
     As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable and to the extent we believe that realizability is more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust such allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could impact our results of operations in the quarter in which such determination is made.
     Accounting for Impairment of Goodwill
     We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation, and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years in 2005, 2004, and 2003 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.
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

     Acquisitions
     We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (“IPR&D”) based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.
     Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
     Share-Based Payment Compensation Expense
     We account for share-based compensation related to share-based transactions in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS 123(R), share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.
     We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $0.8 million increase in the fair value of options granted during the three months ended March 31, 2006. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of 10 percentage points lower would have resulted in an increase of $0.4 million in share-based payment expense for the three months ended March 31, 2006. Our expected term of options granted was derived from the historical option exercises, postvesting cancellations, and estimates concerning future exercises/cancellations of vested/unvested options that remain outstanding. In the future, as empirical evidence regarding these input estimates are able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1 of this Report.

Results of Operations
     The following table presents certain financial data for the three months ended March 31, 2006 and 2005 as a percentage of total revenues:

	Three Months
	Ended March 31,
	2006	2005
Revenues:
License	45%	43%
Service	55	57

Total revenues	100	100

Cost of revenues:
License	2	1
Service	18	18
Amortization of acquired technology	1	1

Total cost of revenues	21	20

Gross margin	79	80
Operating expenses:
Research and development	18	18
Sales and marketing	43	43
General and administrative	9	9
Amortization of intangible assets	—	—
Facilities restructuring charges	2	3
Purchased in-process research and development	2	—

Total operating expenses	74	73

Income from operations	5	7

Interest income	4	2
Interest expense	—	—
Other income (expense), net	—	—

Income before provision for income taxes	9	9

Provision for income taxes	2	2

Net income	7%	7%

Revenues
     Our total revenues increased to $73.1 million for the three months ended March 31, 2006 from $58.4 million for the three months ended March 31, 2005 representing an increase of $14.7 million or 25%.
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
License revenues	$32,804	$24,956	31%
Service revenues:
Maintenance	28,792	23,737	21%
Consulting and education	11,461	9,698	18%

Total service revenues	40,253	33,435	20%

	$73,057	$58,391	25%

     License Revenues
     Our license revenues increased to $32.8 million for the three months ended March 31, 2006 compared to $25.0 million for the three months ended March 31, 2005. The $7.8 million or 31% increase in the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to an increase in both the volume and the average size of our transactions. The average size of transactions greater than $100,000 in the first quarter of 2006 increased to $315,000 from $219,000 in the first quarter of 2005. In addition, we had four transactions of $1.0 million or more in the first quarter of 2006, versus no such transactions of that amount in the first quarter of 2005.
     Services Revenues
     Maintenance Revenues
     Maintenance revenues increased to $28.8 million for the three months ended March 31, 2006 from $23.7 million for the three months ended March 31, 2005. The $5.1 million or 21% increase in the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to strong renewals of maintenance contracts in 2006 coupled with the increasing size of our customer base. For the remainder of 2006, we expect maintenance revenues to remain relatively consistent or increase slightly from the first quarter of 2006.
     Consulting and Education Services Revenues
     Consulting and education revenues increased to $11.5 million for the three months ended March 31, 2006 from $9.7 million for the three months ended March 31, 2005. The $1.8 million or 18% increase in the three months ended March 31, 2006 compared to the same period in 2005 was a result of increased demand for consulting and education services globally. For the remainder of 2006, we expect revenues from consulting and education services to remain relatively consistent, or increase slightly from the first quarter of 2006.
     International Revenues
     Our international revenues were $21.8 million and $20.2 million for the three months ended March 31, 2006 and 2005, respectively. The $1.6 million or 8% increase for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to an increase in international services revenue. International revenues as a percentage of total revenues were 30% and 35% for the three months ended March 31, 2006 and 2005, respectively.
     Future Revenues (New Orders, Backlog and Deferred Revenues)
     Our future revenues are dependent upon (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at March 31, 2006 was approximately $96.5 million compared to $76.0 million at March 31, 2005. This increase at March 31, 2006 was primarily due to an increase in deferred maintenance revenues and, to a lesser extent, an increase in license orders awaiting shipment and shipped orders where revenue is recognized upon cash receipt. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues
      The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Cost of license revenues	$1,527	$710	115%
Cost of service revenues	13,181	10,481	26%
Amortization of acquired technology	452	236	92%

	$15,160	$11,427	33%

Cost of license revenues, as a percentage of license revenues	5%	3%
Cost of service revenues, as a percentage of service revenues	33%	31%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues increased to $1.5 million for the three months ended March 31, 2006 from $0.7 million for the three months ended March 31, 2005, representing 5% and 3% of license revenues for those periods, respectively. The $0.8 million or 115% increase in cost of license revenues for the three months ended March 31, 2006 compared to the same period in 2005 was due to increased license volume and the current mix of royalty bearing products having a larger fixed annual component compared to the same period in 2005. For the remainder of 2006, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the first quarter of 2006.
     Cost of Service Revenues
     Our cost of service revenues are a combination of costs of maintenance, consulting and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consist primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consist primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $13.2 million for the three months ended March 31, 2006 from $10.5 million for the three months ended March 31, 2005, and represented approximately 33% and 31% of service revenues for those periods, respectively. The $2.7 million or 26% increase for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to headcount growth in the customer support, professional service, and education service groups, higher subcontractor fees in the consulting services group, and higher share-based payment compensation expense. For the remainder of 2006, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first quarter of 2006, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.
     Amortization of Acquired Technology
     The following sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Amortization of acquired technology	$452	$236	92%
     Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $0.5 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. The $0.2 million or 92% increase in the three months ended March 31, 2006 compared to the same period in the prior year is a result of certain technologies acquired in the three months ended March 31, 2006 in connection with Similarity acquisition. We expect amortization of other acquired technology to be approximately $1.5 million for the remainder of 2006.
Operating Expenses
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Research and development	$13,058	$10,247	27%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $13.1 million for the three months ended March 31, 2006 from $10.2 million for the three months ended March 31, 2005, representing approximately 18% of total revenues for both periods. The $2.8 million or 27% increase for the three months ended March 31, 2006 compared to the same period in 2005 was due to personnel-related costs increasing by $1.3 million partially driven as a result of the Similarity acquisition, a $0.8 million increase in legal fees associated with the patent litigation, a $0.3 million increase in outside services driven by consulting fees, and a $0.5 million increase in share-based payment compensation expense due to the adoption of FAS 123(R). To date, all software development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For the remainder of 2006, we expect the research and development expenses as a percentage of total revenues to remain relatively consistent with or decrease slightly from the first quarter of 2006.
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Sales and marketing	$31,523	$25,358	24%
     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $31.5 million for the three months ended March 31, 2006 from $25.4 million for the three months ended March 31, 2005, representing approximately 43% of total revenues for both periods. The $6.2 million or 24% increase for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a $3.5 million increase in personnel-related costs and a $0.9 million increase in travel-related expenses, as a result of headcount increasing from 336 in March 2005 to 408 in March 2006, partly due to the Similarity acquisition. Also contributing to the increase was a $1.0 million increase in share-based payment compensation expense associated with the adoption of FAS 123(R) and a $0.3 million increase in spending on marketing programs. For the remainder of 2006, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with the first quarter of 2006.

     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
General and administrative	$6,643	$5,106	30%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses increased to $6.6 million for the three months ended March 31, 2006 from $5.1 million for the three months ended March 31, 2005, representing 9% of total revenues for both periods. The $1.5 million or 30% increase for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to a $0.9 million increase in shared-based payment compensation expense related to the adoption of FAS 123(R) and a $0.6 million increase in other personnel related costs. For the remainder of 2006, we expect general and administrative expenses as a percentage of total revenues will remain relatively consistent with the first quarter of 2006.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Amortization of intangible assets	$130	$47	177%
     Amortization of intangible assets is the amortization of customer relationships acquired through business acquisitions. Amortization of intangible assets increased to $130,000 for the three months ended March 31, 2006 from $47,000 for the three months ended March 31, 2005. The increase in the three months ended March 31, 2006 compared to the same period in the prior year is a result of certain customer relationships acquired in the three months ended 2006 due to the acquisition of Similarity. We expect amortization of the remaining intangible assets to be approximately $0.5 million for the remainder of 2006.
     Facilities Restructuring Charges
     The following sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Facilities restructuring charges	$1,149	$1,558	(26)%
     In the three months ended March 31, 2006, the Company recorded $1.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. In the three months ended March 31, 2005, the Company recorded $1.6 million of restructuring charges which included $1.2 million of accretion charges and a $0.3 million adjustment related to the 2004 Restructuring Plan.
     As of March 31, 2006, $91.8 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

     2004 Restructuring Plan
     Net cash payments under the 2004 Restructuring Plan for the three months ended March 31, 2006 related to the consolidation of excess facilities were $2.6 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2006 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
     2001 Restructuring Plan
     Net cash payments under the 2001 Restructuring Plan for three months ended March 31, 2006 related to the consolidation of excess facilities were $1.2 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2006 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
     Going forward, our results of operations should be positively affected by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. We estimate that these combined savings will be approximately $10 to $11 million annually, after accretion charges.
     In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 6. Facilities Restructuring Charges of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Purchased In-Process Research and Development
     The following sets forth, for the periods indicated, our purchased in-process research and development (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Purchased in-process research and development	$1,340	$—	*	%

*	Percentage is not meaningful
     In the three months ended March 31, 2006, in conjunction with our acquisition of Similarity, we recorded in-process research and development charges of $1.3 million. The in-process research and development charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may further incur in-process research and development expense in the future to the extent we make additional acquisitions.
Interest Income, Expense and Other
     The following sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Interest income, expense and other	$2,368	$1,033	129%

     Interest income, expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. The increase of $1.3 million or 129% in the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to a $1.3 million increase in interest income received from higher investment yields and interest on the proceeds from the Notes, and a $0.4 million increase in foreign exchange gains, which was offset by the $0.4 million in interest expense and related costs on the Notes. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Income Tax Provision
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2006	2005	Change
Provision for income taxes	$1,154	$1,372	(16)%
     We recorded an income tax provision of $1.2 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively, which primarily represents federal minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. Our first quarter 2006 provision also includes $0.1 million tax provision to return adjustment based on the filing of our 2005 foreign income tax returns. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three-month period ended March 31, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $2.2 million of tax attributes partially offset by foreign income and withholding taxes of $0.2 million and state taxes of $0.4 million. Our tax provision for the remainder of 2006 will be heavily dependent upon the jurisdictional mix in which we generate pretax income, the level of earnings subject to foreign incomes taxes, and the amount of foreign withholding taxes paid.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock and the issuance of convertible senior notes. As of March 31, 2006, we had $413.6 million in available cash and cash equivalents and short-term investments and $12.2 million of restricted cash under the terms of our Pacific Shores property leases. In January 2006, pursuant to the Purchase Agreement, Similarity stockholders received approximately $48.3 million in cash and approximately 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase 392,333 shares of Informatica common stock valued on the date of close at $5.0 million of which, 80,372 shares of these options valued at $1.0 million was classified as share-based payment compensation expense. Furthermore, approximately $8.3 million of the consideration was placed into escrow for approximately 15 months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties or certain other events. On March 8, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2006 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of Informatica common stock concurrently with the offering of the Notes and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of common stock. We expect the convertible senior notes to be neutral to slightly accretive to earnings through 2006.
     Other than the Notes issued in March 2006, our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances and acquire businesses and technologies to expand our product offerings.
     Operating Activities: Cash provided by operating activities for the three months ended March 31, 2006 was $12.7 million, representing an increase of $1.1 million from the three months ended March 31, 2005. This increase primarily resulted from a $1.0 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in income taxes payable, offset by payments to reduce our accrual for excess facilities, accounts payable and accrued liabilities. Our days sales outstanding in accounts receivable (“days outstanding”) increased from 41 days at March 31, 2005 to 46 days at March 31, 2006. Non-cash share-based payment compensation expense (formerly amortization of stock-based compensation) increased primarily due to the adoption of SFAS No. 123(R). Cash provided by operating activities for the three months ended March 31, 2005 was $11.6 million and primarily resulted from our net income, after adjusting for non-cash depreciation and amortization expenses, and payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors by the nature of vendor arrangements and management’s assessment of our cash inflows.
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
     Financing Activities: On March 8, 2006, we received $223.8 million principal amount from the Notes offering net of $6.2 million in issuance costs. We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of Informatica common stock concurrently with the offering of the Notes, and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock.
     We typically receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Although we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and general market conditions.
     In April 2006, our Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. Purchases can be made from time to time in the open market and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock.
     We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and we may seek to raise such additional funds through public or private equity or debt financing or from other sources. We may not be able to obtain adequate or favorable financing at that time, and any financing we obtain might be dilutive to our stockholders.

     Other Uses of Cash
     In January 2006, in connection with the Similarity acquisition, we used approximately $48.3 million in cash as part of the consideration. A portion of our cash may be further used to acquire or invest in other complementary businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.
     Letter of Credit
     We have a $12.2 million letter of credit issued by a financial institution that is required as collateral for our former corporate headquarter leases at the Pacific Shores Center in Redwood City, California until the leases expire in 2013. These certificates of deposit are classified as long-term restricted cash on our consolidated balance sheet. The letter of credit currently bears interest of 3.5%. There are no financial covenant requirements under our line of credit.
     Operating Leases
     We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002 and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $120.3 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges and Note 8. Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Our future minimum lease payments as of March 31, 2006 under noncancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2006	$17,034	$(2,440)	$14,594
2007	21,379	(2,731)	18,648
2008	17,573	(2,752)	14,821
2009	17,696	(1,623)	16,073
2010	17,734	(424)	17,310
Thereafter	47,862	(1,114)	46,748

	$139,278	$(11,084)	$128,194

     Of these future minimum lease payments, we have $91.8 million recorded in the restructuring and excess facilities accrual at March 31, 2006. This accrual, in addition to minimum lease payments of $120.3 million, includes estimated operating expenses of $21.3 million, is net of estimated sublease income of $30.9 million, and is net of the present value impact of $18.9 million recorded in accordance with SFAS No. 146. Our sublease income assumptions are based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     Off-Balance-Sheet Arrangements
     We do not have any off-balance-sheet financing arrangements or transactions, arrangements, or relationships with “special purpose entities.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of March 31, 2006, we did not hold derivative financial instruments.
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
     For the three months ended March 31, 2006, the average rate of return on our investments was 3.7%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2006, we had net unrealized losses of $0.6 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2006, the fair market value of the portfolio would decline by approximately $1.0 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.
Foreign Currency Risk
     We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could over time make our products less competitive in these markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and British pound, may have an impact on our financial results. In the three months ended March 31, 2006, the impact from these fluctuations on our revenues, expenses, and net income was insignificant. Because our foreign subsidiaries transact business in their local currencies, gains and losses typically arise on the settlement of intercompany transactions with the corporate parent company, Informatica Corporation.
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
     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance that we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. The Court set a hearing date of April 24, 2006 to consider final approval of the settlement. At the hearing, the judge took the approval of the settlement under submission. The ruling is expected later this year
     On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. We believe that the issued claims construction order is favorable to our position on the infringement action. The matter is currently in the discovery phase.
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
ITEM 1A. RISK FACTORS
     In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2005.
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
     For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. In October 2005 we announced our introduction of PowerCenter 8. In connection with our acquisition of Similarity in January 2006, we have announced our intention to incorporate Similarity’s patented data quality technology into our PowerCenter data integration product suite. New product introductions and/or enhancements have inherent risks, including but not limited to:
▪	delay in completion, launch, delivery, or availability;

▪	delay in customer purchases in anticipation of new products not yet released;

▪	product quality issues including the possibility of defects;

▪	market confusion based on changes to the product packaging and pricing as a result of a new product release;

▪	interoperability issues with third-party technologies;

▪	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

▪	loss of maintenance revenues from existing customers that do not upgrade or migrate.
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
     Although our strategic partnership with IBM’s Business Consulting Services (“BCS”) group has been successful in the past, IBM’s acquisition of Ascential Software may make it more critical that we strengthen our relationships with our other strategic partners. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
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
     In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown, which caused the amount of customer purchases to be reduced, deferred, or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004 and 2005, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. Although we experienced an increase in the size of our sales pipeline and our pipeline conversion rate in 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment, if we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
Our international operations expose us to greater risks, including but not limited to those regarding intellectual property, collections, exchange rate fluctuations, and regulations, which could limit our future growth.
     We have significant operations outside the United States, including software development centers in India, the Netherlands, and the United Kingdom, sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific, and customer support centers in the Netherlands, India, and the United Kingdom. Additionally, we have recently opened sales offices in Australia, China, India, Japan, Korea, Taiwan, and Singapore, and we plan to continue to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs. Developing local versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in localizing products and in testing whether these localized products will be accepted in the targeted countries. We cannot ensure that our localization efforts will be successful.
     In addition, we have only a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we have experienced difficulties in recruiting, training, managing, and retaining an international staff; in particular turnover rates and wage inflation in India have recently increased. We may continue to experience such difficulties in the future.
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
     Our software development centers in India, the Netherlands, and the United Kingdom also subject our business to certain risks, including:
▪	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

▪	communication delays between our main development center in Redwood City, California and our development centers in India, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

▪	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

▪	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.
     Additionally, our international operations as a whole are subject to a number of risks, including the following:
▪	greater risk of uncollectible accounts and longer collection cycles;

▪	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

▪	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and unfair trade regulations;

▪	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

▪	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Hong Kong, Korea, and Taiwan;

▪	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

▪	general economic and political conditions in these foreign markets.
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
     Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives, which may result in larger average transaction sizes. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:
▪	our customers’ budgetary constraints and internal acceptance review procedures;

▪	the timing of our customers’ budget cycles;

▪	the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

▪	our customers’ concerns about the introduction of our products or new products from our competitors; or

▪	potential downturns in general economic or political conditions that could occur during the sales cycle.
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
     Management’s assessment of internal control over financial reporting requires management to make subjective judgments and, because this requirement to provide a management report has only been in effect since 2004, some of our judgments will be in areas that may be open to interpretation. Therefore, we may have difficulties in assessing the effectiveness of our internal controls, and our auditors, who are required to issue an attestation report along with our management report, may not agree with management’s assessments.
     In addition, during 2005 and in the first quarter of 2006, we expanded our presence in the Asia-Pacific region where business practices can differ from those in other regions of the world and can create internal controls risks. To address such potential risks, we recognize revenue on transactions derived in this region only when the cash has been received.
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
     The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, and single view projects. The use of packaged software solutions to address the needs of the broader data integration market is relatively new and is still emerging. Our potential customers may:
▪	not fully value the benefits of using our products;

▪	not achieve favorable results using our products;

▪	experience technical difficulties in implementing our products; or

▪	use alternative methods to solve the problems addressed by our products.
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
     We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team with the departure of John Entenmann, our Executive Vice President, Corporate Strategy and Marketing in October 2005 and the recent addition of Brian C. Gentile, Executive Vice President and Chief Marketing Officer responsible for worldwide marketing. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.
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
     We currently do not have any key-man life insurance relating to our key personnel, and the employment of the key personnel in the United States is at will and not subject to employment contracts. We have relied on our ability to grant stock options as one mechanism for recruiting and retaining highly skilled talent. Accounting regulations requiring the expensing of stock options may impair our future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that we will continue to successfully attract and retain key personnel.
If the current improvement in the U.S. and global economies does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.
     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We experienced the adverse effect of the economic slowdown in 2002 and the first six months of 2003, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products. In addition, terrorist actions and the military actions in Afghanistan and Iraq magnified and prolonged the adverse effects of the economic slowdown. Although the U.S. economy improved beginning in the third quarter of 2003, and we have experienced some improvement in our pipeline conversion rate, we may not experience any significant improvement in our pipeline conversion rate in the future. In particular, our ability to forecast and rely on U.S. federal government orders, especially potential orders from the U.S. Department of Defense, is uncertain due to congressional budget constraints and changes in spending priorities.
     If the current improvement in the U.S. economy does not result in increased sales of our products and services, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline. Moreover, if the economies of Europe and Asia-Pacific do not continue to grow or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations for 2006. Over the past few quarters, we have experienced less than expected overall revenue performance in Europe, especially in Germany. Any further economic slowdown in Europe could adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations for 2006. Although we are investing in Asia-Pacific, there are significant risks with overseas investments and our growth prospects in Asia-Pacific are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
We rely on the sale of a limited number of products, and if these products do not achieve broad market acceptance, our revenues would be adversely affected.
     To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise substantially all of our revenues for the foreseeable future. If any of our products does not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Similarity acquisition, we intend to integrate Similarity’s data quality technology into our PowerCenter data integration product suite. Market acceptance for our current products, as well as our PowerCenter product with Similarity’s data quality technology, could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.
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
     The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors other than our operating results, including:
▪	the announcement of new products or product enhancements by our competitors;

▪	quarterly variations in our competitors’ results of operations;

▪	changes in earnings estimates and recommendations by securities analysts;

▪	developments in our industry; and

▪	changes in accounting rules.
     After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that particular company. The Company and certain former Company officers have been named as defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.
The price of our common stock may fluctuate when we account for employee stock option and employee stock purchase plans using the new fair value method, which could significantly reduce our net income and earnings per share.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our condensed consolidated financial statements. We adopted SFAS No. 123(R) as required in the first quarter of 2006. The adoption of SFAS No. 123(R) has a significant adverse impact on our condensed consolidated results of operations. See Note 3. Share-Based Payment Compensation Expense. The adoption of SFAS No. 123(R) has increased our operating expenses and reduced our net income and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payments on our net income and earnings per share are not predictable as the underlying assumptions, including stock price, volatility, expected life, and forfeiture rate of the Black-Scholes model could vary over time.
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
     Based on limited credit history, we recognize revenue from direct end users, resellers, distributors, and OEMs that have not been deemed creditworthy when we receive payment for our products and when all other criteria for revenue recognition have been met, rather than at the time of sale. As our business grows, if these customers and partners do not make timely payment for our products, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.
We have a limited operating history and a cumulative net loss, which makes it difficult to evaluate our operations, products, and prospects for the future.
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. With the exception of 2005 and 2003, when we had net income of $33.8 million and $7.3 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $156 million as of March 31, 2006. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
The conversion provisions of our convertible senior notes and the level of debt represented by such notes will dilute the ownership interests of stockholders, could adversely affect our liquidity and could impede our ability to raise additional capital.
     In March 2006, we issued $230 million aggregate principal amount of convertible senior notes due 2026 (“Notes”). The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or are redeemed or repurchased by the Company. Upon certain dates or the occurrence of certain events including a change in control, the note holders can require the Company to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. We have already accounted for such dilution, but the dilution may still pose a perception risk for the market. Given that events constituting a “change in control” can trigger repurchase obligations on behalf of the Company, the existence of such repurchase obligations may delay or discourage a merger, acquisition or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance which is subject to economic, competitive, financial and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available fund, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.
If we are not able to adequately protect our proprietary rights, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts.
     Our success depends upon our proprietary technology. We believe that our product development, product enhancements, name recognition, and the technological and innovative skills of our personnel are essential to establishing and maintaining a technology leadership position. We rely on a combination of patent, copyright, trademark, and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights.
     However, these legal rights and contractual agreements may provide only limited protection. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage, and third parties may develop technologies that are similar or superior to our technology or design around our patents. Third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general.
     The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003 we settled a complaint against Ascential Software Corporation in which a number of former Informatica employees recruited and hired by Ascential misappropriated our trade secrets, including sensitive product and marketing information and detailed sales information regarding existing and potential customers, and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. Although we were ultimately successful in this lawsuit, there are no assurances that we will be successful in protecting our proprietary technology from competitors in the future.
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
     We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). Although this lawsuit is in the discovery stage, litigating claims related to the enforcement of proprietary rights can be very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

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
     As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:
▪	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us, or at all;

▪	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

▪	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

▪	we may be forced to discontinue the sale of some or all of our products.
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
We may not successfully integrate Similarity’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.
     In January 2006, we acquired Similarity, a provider of business-focused data quality and profiling solutions. The successful integration of Similarity’s technology, employees, and business operations will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:
▪	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships;

▪	any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs; and

▪	the assumption of any contracts or agreements from Similarity that contain terms or conditions that are unfavorable to us.
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
     We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy many of these leases. Currently, we have substantially subleased these unoccupied properties to third parties. However, the terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 6. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Sales of Unregistered Shares
     The information required by this item is incorporated herein by reference to Note 7. Convertible Senior Notes of our Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Repurchases of Equity Securities
     On March 8, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of our common stock concurrently with the offering of the Notes.
     The following table provides information about the repurchase of our common stock during the three months ended March 31, 2006:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs
January 1 – January 31	—	—	—	—
February 1 – February 28	—	—	—	—
March 1 – March 31	3,232,062	$15.47	3,232,062	—

Total	3,232,062	$15.47	3,232,062	—

(1)	On March 8, 2006, we announced our intention to use a portion of the proceeds from the offering of the Notes to repurchase concurrently with the offering, up to $50 million of common stock. On March 8, 2006, we repurchased 3,232,062 shares at $15.47 per share and these shares were immediately retired and restored to the status of authorized but unissued shares of common stock.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder.

10.2	Offer Letter dated February 22, 2006, by and between the Company and Brian Gentile.

10.3	Executive Severance Agreement dated February 22, 2006, by and between the Company and Brian Gentile.

Exhibit No.	Description

10.4	Indenture, dated March 13, 2006, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

10.5	Form of 3% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

10.6	Registration Rights Agreement, dated as of March 13, 2006, between the Company and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
ITEMS 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2006	INFORMATICA CORPORATION
/s/ Earl E. Fry
Earl E. Fry
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2006

Exhibit No.	Description

10.1	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder.

10.2	Offer Letter dated February 22, 2006, by and between the Company and Brian Gentile.

10.3	Executive Severance Agreement dated February 22, 2006, by and between the Company and Brian Gentile.

10.4	Indenture, dated March 13, 2006, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

10.5	Form of 3% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

10.6	Registration Rights Agreement, dated as of March 13, 2006, between the Company and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.