Form 10-Q
period 2006-06-30
INFORMATICA CORP
filed 2006-08-09
CIK 1080099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25871
INFORMATICA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0333710 (I.R.S. Employer Identification No.)
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
☐ Yes      ☑ No
As of July 31, 2006, there were approximately 86,517,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$189,455	$76,545
Short-term investments	229,527	185,649
Accounts receivable, net	48,042	50,533
Prepaid expenses and other current assets	11,730	9,342

Total current assets	478,754	322,069
Restricted cash	12,016	12,166
Property and equipment, net	17,207	21,026
Goodwill	127,555	81,066
Intangible assets, net	9,320	4,163
Other assets	6,812	532

Total assets	$651,664	$441,022

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,988	$3,404
Accrued liabilities	19,730	17,424
Accrued compensation and related expenses	21,201	20,450
Income taxes payable	5,510	4,566
Accrued facilities restructuring charges	19,075	18,718
Deferred revenues	72,241	69,748

Total current liabilities	139,745	134,310
Convertible senior notes	230,000	—
Accrued facilities restructuring charges, less current portion	71,177	75,815
Deferred revenues, less current portion	8,793	8,167

Total liabilities	449,715	218,292

Commitments and contingencies

Stockholders’ equity:
Common stock	86	87
Additional paid-in capital	349,825	384,653
Deferred stock-based compensation	—	(187)
Accumulated other comprehensive income (loss)	425	(539)
Accumulated deficit	(148,387)	(161,284)

Total stockholders’ equity	201,949	222,730

Total liabilities and stockholders’ equity	$651,664	$441,022

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
License	$36,851	$28,103	$69,655	$53,059
Service	43,959	36,102	84,212	69,537

Total revenues	80,810	64,205	153,867	122,596

Cost of revenues:
License	1,389	1,135	2,916	1,845
Service	15,003	11,387	28,184	21,868
Amortization of acquired technology	544	233	996	469

Total cost of revenues (1)	16,936	12,755	32,096	24,182

Gross profit	63,874	51,450	121,771	98,414

Operating expenses:
Research and development	14,185	10,460	27,243	20,707
Sales and marketing	35,442	29,028	66,965	54,386
General and administrative	6,935	4,994	13,578	10,100
Amortization of intangible assets	162	47	292	94
Facilities restructuring charges	1,129	70	2,278	1,628
Purchased in-process research and development	—	—	1,340	—

Total operating expenses (2)	57,853	44,599	111,696	86,915

Income from operations	6,021	6,851	10,075	11,499
Interest income	4,843	1,699	7,515	3,063
Interest expense	(1,804)	—	(2,166)	—
Other income (expense), net	(11)	(128)	47	(459)

Income before provision for income taxes	9,049	8,422	15,471	14,103
Provision for income taxes	1,420	781	2,574	2,153

Net income	$7,629	$7,641	$12,897	$11,950

Basic net income per common share	$0.09	$0.09	$0.15	$0.14

Diluted net income per common share	$0.08	$0.09	$0.14	$0.13

Shares used in computing basic net income per common share	85,860	86,876	86,682	86,881

Shares used in computing diluted net income per common share	93,062	89,760	93,832	89,502

Includes share-based payment compensation expense as follows:

(1) Cost of service revenues	$346	$12	$676	$24
(2) Research and development	746	168	1,429	344
(2) Sales and marketing	1,204	44	2,271	93
(2) General and administrative	1,124	—	2,044	1

	$3,420	$224	$6,420	$462

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income	$12,897	$11,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,968	4,467
Allowance for doubtful accounts and sales returns allowances	(33)	(203)
Share-based payment compensation expense and amortization of stock-based compensation	6,420	462
Amortization of intangible assets and acquired technology	1,705	563
Impairment of property and equipment, net	1,035	—
Non-cash facilities restructuring charges	2,278	1,628
Purchased in-process research and development	1,340	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	5,139	12,068
Prepaid expenses and other assets	(1,823)	(4,677)
Accounts payable and accrued liabilities	(4,101)	(5,266)
Accrued compensation and related expenses	636	(999)
Income taxes payable	944	1,715
Accrued facilities restructuring charges	(6,477)	(9,239)
Deferred revenues	2,505	5,817

Net cash provided by operating activities	27,433	18,286

Investing activities
Purchases of property and equipment	(1,879)	(6,892)
Purchases of investments	(200,205)	(117,842)
Maturities of investments	103,663	32,535
Sales of investments	52,702	61,100
Acquisition, net of cash acquired	(46,720)	—

Net cash used in investing activities	(92,439)	(31,099)

Financing activities
Net proceeds from issuance of common stock	14,941	11,762
Repurchases and retirement of common stock	(61,559)	(12,217)
Issuance of convertible senior notes	230,000	—
Payment of issuance costs on convertible senior notes	(6,241)	—

Net cash provided by (used in) financing activities	177,141	(455)

Effect of foreign exchange rate changes on cash and cash equivalents	775	(1,506)
Net increase (decrease) in cash and cash equivalents	112,910	(14,774)
Cash and cash equivalents at beginning of period	76,545	88,941

Cash and cash equivalents at end of period	$189,455	$74,167

Supplemental disclosures:
Interest paid	$—	$122

Income taxes paid	$1,548	$649

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions	$1,583	$—

Unrealized gain (loss) on short-term investments	$38	$(20)

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature (see Note 2. Acquisition and Note 6. Facilities Restructuring Charges) for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2006 and 2005 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2006, or any future period.
     As discussed later in Note 3. Share-Based Payment Compensation Expense, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s income from operations for the three and six months ended June 30, 2006 includes approximately $3.4 million and $6.4 million, respectively, in share-based employee compensation expense for stock options and its Employee Stock Purchase Plan (“ESPP”). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company also enters into OEM arrangements that provide for license fees based on inclusion of its technology and/or products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. Royalty payments are recognized as revenue based on the activity in the royalty report the Company receives from the OEM or, in the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition are met.
     The Company’s software license arrangements include multiple elements: software license fees, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for undelivered elements, all revenue is deferred and recognized when delivery occurs or VSOE is established. Consulting services, if included as part of the software arrangement, generally do not involve significant modification or customization of the software. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.
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
     Net Income Per Common Share
     Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and common shares potentially issuable under the terms of the convertible senior notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is antidilutive.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$7,629	$7,641	$12,897	$11,950
Weighted average shares outstanding	85,994	86,900	86,823	86,913
Weighted average unvested shares of common stock subject to repurchase	(134)	(24)	(141)	(32)

Shares used in computing basic net income per common share	85,860	86,876	86,682	86,881

Dilutive effect of employee stock options*	7,202	2,884	7,150	2,621

Shares used in computing dilutive net income per common share	93,062	89,760	93,832	89,502

Basic net income per common share	$0.09	$0.09	$0.15	$0.14

Diluted net income per common share	$0.08	$0.09	$0.14	$0.13

*	The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable future and therefore, such benefits have been excluded from the diluted net income per common share calculation under the treasury stock method.
     The 11.5 million shares of common stock attributable to the assumed conversion of outstanding convertible senior notes were not included in the calculation of dilutive net income per share for the three and six months ended June 30, 2006 as the effect would be antidilutive.
     Share-Based Payment Compensation Expense
     Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R), Share-Based Payment (Revised 2004), on a modified prospective basis. As a result, the Company includes share-based payments in its results of operations for the three and six months ended June 30, 2006. See Note 3. Share-Based Payment Compensation Expense.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

     The amount of the total purchase price allocated to the net tangible assets acquired of $1.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141, Business Combinations, Financial Accounting Standards Board Interpretations (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The purchase price allocated to purchased in-process research and development (“IPR&D”) and to identifiable intangible assets was determined by a third-party appraisal. The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended March 31, 2006, which was the quarter of the acquisition, in accordance with FIN No. 4. The amortization periods of identifiable intangible assets were determined using the estimated economic useful life of the asset. The developed technology and customer relationships are being amortized on a straight-line basis over four years. Of the developed technology, the Company recorded amortization of acquired technology expense of $0.5 million in the six months ended June 30, 2006, and expects to record approximately $0.6 million, $1.3 million, $1.3 million, $1.3 million, and $0.1 million in the remainder of 2006, 2007, 2008, 2009, and 2010, respectively. Of the customer relationships, the Company recorded amortization of intangible assets expense of $0.2 million in the six months period ended June 30, 2006, and expects to record approximately $0.2 million, $0.5 million, $0.4 million, $0.4 million, and $0.1 million in the remainder of 2006, 2007, 2008, 2009, and 2010, respectively.
     The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company anticipates that none of the goodwill and intangible assets recorded in connection with the Similarity acquisition will be deductible for income tax purposes.
     The Company assumed all of the outstanding stock options issued pursuant to Similarity’s stock option plan, which became options to purchase 392,333 shares of Informatica common stock with a weighted average fair value of $12.70 per share at the closing date. The total fair value of the options assumed was $5.0 million, of which 311,961 fully vested options with $4.0 million fair value was included in the purchase price. The remaining 80,372 unvested options with $1.0 million fair value will be expensed over the remaining vesting period of the underlying awards. The Company expects to recognize share-based payment expense in connection with these assumed options of approximately $0.2 million, $0.3 million, $0.2 million, and $0.1 million in the remainder of 2006, 2007, 2008, and 2009, respectively.
     The purchase method of accounting requires the Company to reduce Similarity’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Similarity would have achieved as a separate company.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The results of Similarity’s operations have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the six months ended June 30, 2006, assuming Similarity had been acquired on January 1, 2006., and includes the acquired in-process research and development charge of $1.3 million. The unaudited pro forma adjusted summary for the six months ended June 30, 2005 combines the historical results for the Company for that period with the historical results for Similarity for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2005
Pro forma adjusted total revenue	$154,163	$124,289
Pro forma adjusted net income	$11,994	$10,808
Pro forma adjusted net income per share — basic	$0.14	$0.12
Pro forma adjusted net income per share — diluted	$0.13	$0.12
Pro forma weighted-average basic shares	86,818	87,010
Pro forma weighted-average diluted shares	93,966	89,894
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
     Prior to January 1, 2006, the Company accounted for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortized its stock-based compensation under APB No. 25 using a straight-line basis over the remaining vesting term of the related options.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the three and six months ended June 30, 2006 are $3.2 million and $6.1 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share were both $0.04 lower for the three months ended June 30, 2006, and $0.07 and $0.06 lower for the six months ended June 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
     Summary of Assumptions
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company has been using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its ESPP since the third quarter of 2005. Prior to the third quarter of 2005, expected volatilities were based on historical volatility. The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee turnover experience to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
     The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Option Grants:
Expected volatility	47- 48%	61%	43 -48%	63%
Weighted-average volatility	47%	61%	45%	63%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.9	3.0	3.9	3.0
Risk-free interest rate	4.9 - 5.0%	3.7%	4.4 -5.0%	3.8%
ESPP:
Expected volatility	44%	45%	44%	45%
Weighted-average volatility	44%	45%	44%	45%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	1.25	0.5	1.25
Risk-free interest rate — ESPP	4.7%	3.1%	4.7%	3.1%
     Stock Option Plan Activity
     A summary of option activity through June 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual-	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	17,113	$7.56
Granted	1,224	10.30
Exercised	(1,374)	6.37
Forfeited or expired	(133)	8.90

Outstanding at March 31, 2006	16,830	$7.84	5.51	$131,184

Granted	1,985	15.05
Exercised	(396)	6.70
Forfeited or expired	(255)	13.62

Outstanding at June 30, 2006	18,164	$8.58	5.45	$89,794

Exercisable at June 30, 2006	9,573	$7.33	4.73	$57,443

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The weighted-average grant date fair value of options granted during the three months ended June 30, 2006 was $6.32 per option. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $3.3 million. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP during the quarter ended June 30, 2006 was $4.19 per share. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the six months ended June 30, 2006 was $5.4 million. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares. As of June 30, 2006, there was $20.6 million in compensation cost related to unvested awards not yet recognized , which the Company expects to recognize over a weighted-average period of 2.8 years.
     Pro Forma Disclosure for Three and Six Months Ended June 30, 2005
     Pro forma information regarding net income (loss) and net income (loss) per share was required by SFAS No. 148. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense was amortized using an accelerated method over the vesting terms of the option. Had compensation cost for the Company’s stock-based compensation plans and Employee Stock Purchase Plan (“ESPP”) been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts for the three months and six months ended June 30, 2005 indicated below (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$7,641	$11,950
Stock-based employee compensation included in net income as reported, net of related tax effects *	224	462
Stock-based employee compensation using the fair value method, net of related tax effects *	(4,254)	(8,956)

Net income, pro forma	$3,611	$3,456

Basic net income per common share:
As reported	$0.09	$0.14
Pro forma	$0.04	$0.04

Diluted net income per common share:
As reported	$0.09	$0.13
Pro forma	$0.04	$0.04

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
Summary of Plans
     1999 Stock Incentive Plan
     The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of June 30, 2006, the Company had approximately 12,580,000 authorized options available for grant and 16,476,000 options outstanding under the 1999 Incentive Plan.
     1999 Non-Employee Director Stock Incentive Plan
     The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering would automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value of the common stock on the automatic grant date and will vest on the first anniversary of the grant date. There was an initial grant for a new Board member totaling 60,000 shares of common stock and five automatic annual options granted for a total of 125,000 shares of the Company’s common stock in 2004 under the Directors Plan. As of June 30, 2006, the Company had approximately 55,000 authorized options available for grant and 925,000 options outstanding under the Directors Plan.
     2000 Employee Stock Incentive Plan
     In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vest over a period of 4 years from the date of the grant. As of June 30, 2006, the Company had approximately 764,000 authorized options available for grant and 413,000 options outstanding under the 2000 Incentive Plan.
     Assumed Option Plans
     In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Plan, and the Similarity 2002 Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of June 30, 2006, the Company had approximately 350,000 options outstanding under the assumed option plans.
     Employee Stock Purchase Plan
     The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock in an amount not to exceed 10% of the employees’ cash compensation. Historically, the purchase price per share has been 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. As of June 30, 2006, the Company had approximately 7,672,000 authorized shares available for grant under the ESPP.
     During the fourth quarter of 2005, the Board of Directors approved an amendment to the ESPP. Effective 2006, under the amended ESPP, the new participants will be entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period, which was shortened from a 24-month offering period. The purchase price will then be reset at the start of the next offering period. The existing 2005 participants will be able to apply their subscription prices within their remaining two-year offering periods, which will expire at various purchase dates through July 31, 2007. Furthermore, the existing 2005 participants’ offering periods would also expire if, on the first day of one of the remaining purchase periods, the purchase price is lower than the purchase price that was set at the commencement of their two-year offering period.
     Disclosures Pertaining to All Share-Based Award Plans
     Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the six months ended 2006 and 2005 were $14.9 million and $11.8 million, respectively. The Company has been in full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net income per common share calculations. The Company did not realize any tax benefits from tax deductions related to share-based payment awards during the six months ended June 30, 2006 and 2005.
Note 4. Comprehensive Income
     Other comprehensive income (loss) refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income, as reported	$7,629	$7,641	$12,897	$11,950

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(41)	244	38	(20)
Foreign currency translation adjustment	692	(1,138)	926	(1,766)

Comprehensive income	$8,280	$6,747	$13,861	$10,164

     Accumulated other comprehensive income (loss) as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Unrealized loss on investments	$(664)	$(702)
Cumulative foreign currency translation adjustment	1,089	163

	$425	$(539)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5. Goodwill and Intangible Assets
     The carrying amount of intangible assets other than goodwill as of June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$11,388	$(6,175)	$5,213	$6,357	$(5,178)	$1,179
Purchased technology	2,500	(451)	2,049	2,500	(35)	2,465
Customer relationships	2,775	(717)	2,058	945	(426)	519

Total intangible assets	$16,663	$(7,343)	$9,320	$9,802	$(5,639)	$4,163

     Amortization expense of intangible assets was approximately $0.9 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively, and $1.7 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. The weighted-average amortization periods of the Company’s core and developed technology, purchased technology, and customer relationships are 3.6 years, 3.0 years, and 4.3 years, respectively. In the first quarter of 2005, the Company purchased a source code license with a value of $2.5 million. The amortization expense related to identifiable intangible assets as of June 30, 2006 is expected to be $1.8 million for the remainder of 2006, and $3.0 million, $2.7 million, $1.7 million, and $0.1 million in 2007, 2008, 2009, and 2010, respectively.
     Core technology at June 30, 2006 and December 31, 2005 totaling $0.2 million and $0.4 million, net, related to the 2003 acquisition, was recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.
     The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in thousands):

June 30,
2006
Beginning balance, as of December 31, 2005	$81,066
Goodwill recorded in acquisition	46,489

Ending balance, as of June 30, 2006	$127,555

Note 6. Facilities Restructuring Charges
     2004 Restructuring Plan
     In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has assumed actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions, of $4.3 million in 2006, $4.5 million in 2007, $4.4 million in 2008, $2.4 million in 2009, $0.9 million in 2010, $3.3 million in 2011, $3.9 million in 2012, and $2.1 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $10.2 million.
     The Company records accretion charges on the cash obligations related to the 2004 Restructuring Plan. The accretion charges represent imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. At June 30, 2006, the Company will recognize approximately $17.9 million of accretion as a restructuring charge over the remaining term of the lease, or approximately seven years, as follows: $2.1 million for the remainder of 2006, $4.0 million in 2007, $3.6 million in 2008, $3.1 million in 2009, $2.4 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2006 and 2005 follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	June 30,
	2005	Charges	Payment	Reclass	2006
2004 Restructuring Plan
Excess lease facilities	$78,129	$2,278	$(4,391)	$(82)	$75,934
2001 Restructuring Plan
Excess lease facilities	16,404	—	(2,086)	—	14,318

	$94,533	$2,278	$(6,477)	$(82)	$90,252

     In the six months ended June 30, 2006, the Company recorded $2.3 million of restructuring charges, which includes $2.2 million from accretion charges related to the 2004 Restructuring Plan.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Net cash payments for the six months ended June 30, 2006 and 2005 for facilities included in the 2001 Restructuring Plan amounted to $2.1 million and $2.2 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2006 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
     Because the related facilities associated with the restructured properties are no longer being used in the Company’s operations, the Company reclassified the deferred rent liability to accrued restructuring charges in 2004. As of June 30, 2006, $19.1 million of the $90.3 million accrued restructuring charges was classified as current liabilities and the remaining $71.2 million was classified as non-current liabilities.
Note 7. Convertible Senior Notes
     On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represents a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the Nasdaq National Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011. Future minimum payments related to the Notes in total which represent interest as of June 30, 2006 are as follows: remaining 2006—$3.5 million; 2007—$6.9 million; 2008—$6.9 million; 2009—$6.9 million; 2010—$6.9 million. Future minimum payments related to the Notes as of June 30, 2006 for 2011 and thereafter—$107 million represents interest and $230 million represents principal for a total of $337 million.
     Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (“the Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes, which became effective on June 21, 2006. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and concluded that none of these features should be separately accounted for as derivatives.
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
     In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000 and $93,000 for the three and six months ended June 30, 2006, respectively. Interest expense on the Notes was $1.7 million and $2.1 million for the three and six months ended June 30, 2006, respectively. No payments of interest were made in the six months ended June 30, 2006.
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
     The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.
     The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $116.1 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges, above, for a further discussion.
     Future minimum lease payments as of June 30, 2006 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2006	$11,526	$(1,589)	$9,937
2007	21,475	(2,731)	18,744
2008	17,644	(2,752)	14,892
2009	17,773	(1,623)	16,150
2010	17,809	(424)	17,385
Thereafter	48,052	(1,114)	46,938

	$134,279	$(10,233)	$124,046

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Of these future minimum lease payments, the Company has accrued $90.3 million in the facilities restructuring accrual at June 30, 2006. This accrual, in addition to minimum lease payments of $116.1 million, includes estimated operating expenses of $21.6 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $29.5 million and a present value discount of $17.9 million recorded in accordance with SFAS No. 146.
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
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2006 and December 31, 2005. To date, the Company’s product warranty expense has not been significant.
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
     The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. At the hearing on April 24, 2006, the judge took the approval of the settlement under submission. The ruling is expected later this year.
     On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three Company patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that the Company has infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that the issued claims construction order is favorable to the Company’s position on the infringement action. The matter is currently at the end of the discovery phase. Informatica is preparing to argue motions for summary judgment on both patent infringement and validity in the third quarter of 2006.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.
Note 9. Income Taxes
     The Company recorded an income tax provision of $1.4 million and $2.6 million for the three and six months ended June 30, 2006, respectively, which primarily represents income and withholding taxes attributable to foreign operations, and federal and state minimum taxes. The Company recorded an income tax provision of $0.8 million and $2.2 million for the three months and six months ended June 30, 2005, respectively, which primarily represents income and withholding taxes attributable to foreign operations, and federal and state minimum taxes. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the six months period ended June 30, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of the Company’s valuation allowance to reflect the utilization of approximately $4.7 million of tax attributes, partially offset by foreign income and withholding taxes of $1.1 million and state taxes of $0.7 million.
Note 10. Stock Repurchases
     On March 8, 2006, the Company used a portion of the proceeds from the issuance of convertible senior notes to repurchase $50 million of common stock (3,232,062 shares at $15.47 per share). These shares were repurchased and retired to the status of authorized and unissued shares immediately.
     In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of the Company’s common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of the Company’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under the Company’s employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of its common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. As of July 31, 2006, the Company purchased 915,000 shares at cost of $13.1 million under this program.
Note 11. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company adopted SFAS No. 154 in the first quarter of 2006. The adoption of SFAS No. 154 did not materially affect the company’s Condensed Consolidated Financial Statements in the period of adoption. See Changes in Accounting Principle under Note 3. Share-Based Payment Compensation Expense. The effect on future periods will depend on the nature and significance of any future accounting changes.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS No. 155 in the first quarter of 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF 06-3”). EITF 06-3 provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to, sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. EITF 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt this consensus as required, and adoption is not expected to have an impact on the consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”)”, which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company’s tax return. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 and expects to adopt it as required in the beginning of the first quarter of 2007.
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
     The Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
     The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
North America	$58,644	$45,737	$109,886	$83,905
Europe	18,625	15,913	36,178	34,601
Other	3,541	2,555	7,803	4,090

	$80,810	$64,205	$153,867	$122,596

	June 30,	December 31,
	2006	2005
Long-lived assets (excluding goodwill):
North America	$23,240	$21,708
Europe	2,511	2,571
Other	776	910

	$26,527	$25,189

     No customer accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2006 and 2005. At June 30, 2006 and 2005, no single customer accounted for more than 10% of the accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to revenues, cost of revenues as a percentage of revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, the dilutive impact of the Similarity Systems Limited (“Similarity”) acquisition; the neutral to slightly accretive impact to earnings of our Notes through 2006; continuing impacts on our results of operations from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
     We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government & public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.
     In the second quarter of 2006, our total revenues grew 26% to $80.8 million compared to the second quarter of 2005. The increase in license revenues was a result of year-over-year increases in the volume and the average size of our transactions. The increase in service revenues was due primarily to increased maintenance revenues driven by strong renewals from our expanding customer base and contributions from the new releases of existing products and an increase in customer projects for broader data integration that drove additional consulting and education revenues.
     On January 26, 2006, we acquired Similarity, a private company incorporated in Ireland.’ Similarity’s software product suite includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. We are extending our enterprise data integration platform by working to incorporate certain components of Similarity’s product suite including its patented data quality technology. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, purchased in-process research and development costs, stock-based compensation, and other charges. As a result of these charges, we expect the acquisition to be dilutive to earnings in 2006. See Note 2. Acquisition of Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this report.

     On March 8, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of our common stock concurrently with the offering of the Notes, and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of common stock. We expect the Notes to be neutral to slightly accretive to earnings through 2006. See Note 7. Convertible Senior Notes of Notes to the Condensed Consolidated Financial Statements in Part I, Item I of this Report.
     Because our market is a dynamic one, we face both significant opportunities and challenges. As such, we focus on several key factors:
▪	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost-savings by solving data integration challenges through internal development. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including IBM’s acquisition of Ascential Software and Business Objects’ recent acquisition of FirstLogic) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

▪	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the “general availability” version of PowerCenter 8.0 which included new products, Informatica Data Quality and Informatica Data Explorer, that deliver advanced data quality capabilities. We also announced in May the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

▪	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and they are likely to do so in the future. We typically recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter, although such fluctuations are mitigated by backlog orders entering into a quarter. Seasonally, in recent years, the fourth quarter has had the highest level of license revenue and order backlog, and we have generally had weaker demand for our software products and services in the first and third quarters. Additionally, our consulting and education services have sometimes been negatively impacted in the fourth quarter and first quarter due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.
     To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the focusing of our sales force and distribution channel on new products.
     We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. Recently, we have become a global OEM partner with Hyperion Solutions and have partnered with salesforce.com. Our alliance managers are focused on developing new and enhancing existing strategic partnerships and, in the past year, we have added employees in Europe to drive deeper relationships with partners based in that geography. We have increased joint marketing initiatives and have experienced more lead sharing from our partners.

     We continued to broaden our distribution efforts in the first six months of 2006 by selling data warehouse products to the enterprise level and selling more strategic data integration solutions beyond data warehousing to our customers’ enterprise architects and chief information officers. We also continued our international expansion efforts, begun in 2005,by opening new offices in Sydney, Australia and Singapore. As the result of this international expansion, as well as the increase in our direct sales headcount in the U.S. during 2005, our sales and marketing expenses have increased accordingly during 2005 and the first half of 2006. We expect these investments to result in increased revenue, increased sales productivity, and increased profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity or profitability.
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
     We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we defer the revenue until the reseller provides us with evidence of sell through to an end-user customer or upon cash receipt.
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
     As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable and to the extent we believe that realizability is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust such allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could impact our results of operations in the quarter in which such determination is made.
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
     We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $2.6 million increase in the fair value of options granted during the six months ended June 30, 2006. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of 10 percentage points lower would have resulted in an increase of $1.0 million in share-based payment expense for the six months ended June 30, 2006. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises/cancellations of vested/unvested options that remain outstanding. In the future, as empirical evidence regarding these input estimates are able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1 of this Report.
Results of Operations
     The following table presents certain financial data for the three and six months ended June 30, 2006 and 2005 as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenues:
License	46%	44%	45%	43%
Service	54	56	55	57

Total revenues	100	100	100	100

Cost of revenues:
License	2	2	2	2
Service	19	18	18	18
Amortization of acquired technology	—	—	1	—

Total cost of revenues	21	20	21	20

Gross margin	79	80	79	80
Operating expenses:
Research and development	18	16	18	17
Sales and marketing	44	45	44	44
General and administrative	9	8	9	8
Amortization of intangible assets	—	—	—	—
Facilities restructuring charges	1	—	1	1
Purchased in-process research and development	—	—	—	—

Total operating expenses	72	69	72	70

Income from operations	7	11	7	10
Interest income	6	2	5	2
Interest expense	(2)	—	(2)	—
Other, net	—	—	—	—

Income before provision for income taxes	11	13	10	12
Provision for income taxes	2	1	2	2

Net income	9%	12%	8%	10%

Revenues
     Our total revenues increased to $80.8 million for the three months ended June 30, 2006 from $64.2 million for the three months ended June 30, 2005 representing an increase of $16.6 million or 26%. Total revenues increased to $153.9 million for the six months ended June 30, 2006 from $122.6 million for the six months ended June 30, 2005 representing an increase of $31.3 million or 26%.
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
License revenues	$36,851	$28,103	31%	$69,655	$53,059	31%
Service revenues:
Maintenance	30,613	25,385	21%	59,406	49,122	21%
Consulting and education	13,346	10,717	25%	24,806	20,415	22%

Total service revenues	43,959	36,102	22%	84,212	69,537	21%

	$80,810	$64,205	26%	$153,867	$122,596	26%

     License Revenues
     Our license revenues increased to $36.9 million and $69.7 million for the three and six months ended June 30, 2006, respectively, from $28.1 million and $53.1 million for the three and six months ended June 30, 2005, respectively. The $8.8 million or 31% increase for the three months ended June 30, 2006 and the $16.6 million or 31% increase for the six months ended June 30, 2006 compared to the same periods in 2005 were primarily due to an increase in both the volume and the average transaction amount in the second quarter of 2006. The average transaction amount for orders greater than $100,000 in the second quarter of 2006 increased to $326,000 from $307,000 in the second quarter of 2005. We believe that the increase in average transaction amount is primarily the result of larger deployments by customers and continued growth in the broader data integration market.
     Service Revenues
     Maintenance Revenues
     Maintenance revenues increased to $30.6 million for the three months ended June 30, 2006 from $25.4 million for the three months ended June 30, 2005 and increased to $59.4 million for the six months ended June 30, 2006 from $49.1 million for the six months ended June 30, 2005. The $5.2 million or 21% increase and $10.3 million or 21% increase for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005, were primarily due to consistently strong renewals of maintenance contracts in 2006 coupled with the increasing size of our customer base. For the remainder of 2006, we expect maintenance revenues to increase from the second quarter of 2006 as we continue to increase our customer base.
     Consulting and Education Services Revenues
     Consulting and education services revenues increased to $13.3 million for the three months ended June 30, 2006 from $10.7 million for the three months ended June 30, 2005 and increased to $24.8 million for the six months ended June 30, 2006 from $20.4 million for the six months ended June 30, 2005. The $2.6 million or 25% increase and $4.4 million or 22% increase for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 were primarily due to an increase in demand for consulting in both our North America and Europe regions. North America represented approximately 50% of the increase for both the three and six months ended June 30, 2006, respectively. Europe represented 27% and 30% of the increase for the three and six months ended June 30, 2006, respectively. For the remainder of 2006, we expect revenues from consulting and education services to remain relatively consistent with, or increase slightly from the second quarter of 2006.
     International Revenues
     Our international revenues increased to $22.2 million for the three months ended June 30, 2006 from $18.5 million for the three months ended June 30, 2005 and increased to $44.0 million for the six months ended June 30, 2006 from $38.7 million for the six months ended June 30, 2005. The $3.7 million or 20% increase for the three months ended June 30, 2006 compared to the same period in 2005 is primarily due to an 11% increase in license revenues, an 18% increase in maintenance revenues, and a 71% increase in education services revenues. The $5.3 million or 14% increase for the six months ended June 30, 2006, compared to the same period in 2005 was primarily due to a 21% increase in maintenance revenues and a 58% increase in consulting and education services revenues. International revenues as a percentage of total revenues were 27% and 29% for the three and six months ended June 30, 2006 and 29% and 32% for the three and six months ended June 30, 2005, respectively.

     Future Revenues (New Orders, Backlog and Deferred Revenues)
     Our future revenues are dependent upon (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at June 30, 2006 was approximately $97.9 million compared to $83.6 million at June 30, 2005 and $96.5 million at March 31, 2006. The increases at June 30, 2006 are primarily due to an increase in deferred maintenance revenues, and to a lesser extent, deferred license revenues to be recognized on a ratable basis. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Cost of license revenues	$1,389	$1,135	22%	$2,916	$1,845	58%
Cost of service revenues	15,003	11,387	32%	28,184	21,868	29%
Amortization of acquired technology	544	233	133%	996	469	112%

	$16,936	$12,755	33%	$32,096	$24,182	33%

Cost of license revenues, as a percentage of license revenues	4%	4%		4%	3%
Cost of service revenues, as a percentage of service revenues	34%	32%		33%	31%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues increased to $1.4 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005 due to increased license revenues, representing 4% of license revenues for both periods. Cost of license revenues increased to $2.9 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005, representing 4% and 3% of license revenues for those periods, respectively. For the remainder of 2006, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with, or increase slightly from the second quarter of 2006.
     Cost of Service Revenues
     Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $15.0 million for the three months ended June 30, 2006 from $11.4 million for the three months ended June 30, 2005, representing 34% and 32% of service revenues for those periods, respectively, and increased to $28.2 million for the six months ended June 30, 2006 from $21.9 million for the six months ended June 30, 2005, representing 33% and 31% of service revenues for those periods, respectively. The $3.6 million or 32% increase and $6.3 million or 29% increase for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively, were primarily due to headcount growth in the customer support, consulting, and education service groups, and higher share-based payment compensation expense. Cost of service revenues as a percentage of service revenues increased in both the three and six month periods in 2006 compared to 2005 as a result of increased headcount growth in the consulting and educational services organizations outpacing overall service revenues growth. For the remainder of 2006, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the second quarter of 2006, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.
     Amortization of Acquired Technology
     The following sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Amortization of acquired technology	$544	$233	133%	$996	$469	112%
     Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology increased to $0.5 million for the three months ended June 30, 2006 from $0.2 million for the three months ended June 30, 2005 and increased to $1.0 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005. The $0.3 million or 133% increase and $0.5 million or 112% increase for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 was a result of certain technologies we acquired in connection with the acquisition of Similarity in January 2006. We expect amortization of other acquired technology to be approximately $1.0 million for the remainder of 2006.
Operating Expenses
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Research and development	$14,185	$10,460	36%	$27,243	$20,707	32%
Percent of total revenues	18%	16%	2%	18%	17%	1%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance and development of documentation for our products. Research and development expenses increased to $14.2 million for the three months ended June 30, 2006 from $10.5 million for the three months ended June 30, 2005, representing approximately 18% and 16%, respectively, of total revenues for those periods. The $3.7 million or 36% increase for the three months ended June 30, 2006 compared to the same period in 2005 was due to a $1.3 million increase in legal fees associated with the patent litigation as discovery continued and summary judgment preparations commenced, a $0.8 million increase in personnel-related costs due to the Similarity acquisition, a $0.6 million increase in share-based payment compensation expense due to the adoption of SFAS 123(R), a $0.5 million increase in consulting services, and a $0.5 million increase from facilities and other overhead related costs. Research and development expenses increased to $27.2 million for the six months ended June 30, 2006 from $20.7 million for the six months ended June 30, 2005, representing approximately 18% and 17%, respectively, of total revenues for those periods. The $6.5 million or 32% increase for the six months ended June 30, 2006 compared to the same period in 2005, was due to a $2.1 million increase in personnel-related costs due to Similarity acquisition, a $2.1 million increase in legal fees associated with the patent litigation as discovery continued and summary judgment preparations commenced, a $1.1 million increase in share-based payment compensation expense due to the adoption of SFAS 123(R), a $0.7 million increase in consulting services, and a $0.5 million increase from facilities and other overhead related costs. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For the remainder of 2006, we expect the research and development expenses as a percentage of total revenues to remain relatively consistent with, or decrease from, the second quarter of 2006.
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Sales and marketing	$35,442	$29,028	22%	$66,965	$54,386	23%
Percent of total revenues	44%	45%	(1%)	44%	44%	—
     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel and trade shows. Sales and marketing expenses increased to $35.4 million for the three months ended June 30, 2006 from $29.0 million for the three months ended June 30, 2005, representing approximately 44% and 45%, respectively, of total revenues for those periods. The $6.4 million or 22% increase for the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $4.0 million increase in personnel-related costs resulting from headcount increases associated with the Similarity acquisition. Also contributing to the increase was an increase of $1.2 million in shared-based payment compensation expense associated with the adoption of SFAS 123(R), a $0.7 million increase in marketing programs, and a $0.5 million increase in facilities and other overhead related costs. Sales and marketing expenses increased to $67.0 million for the six months ended June 30, 2006 from $54.4 million for the six months ended June 30, 2005, representing approximately 44% of total revenues for both periods. The $12.6 million or 23% increase for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $8.3 million increase in personnel-related costs, $2.2 million increase in share-based payment compensation expense associated with the adoption of SFAS 123(R), a $1.0 million increase in marketing programs, a $0.6 million increase in facilities and other overhead related costs, and a $0.5 million increase in outside services. For the remainder of 2006, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with, or decrease from, the second quarter of 2006, depending upon our ability to attract and retain sales personnel and achieve increases in sales productivity and efficiencies from our new sales personnel at they gain experience.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
General and administrative	$6,935	$4,994	39%	$13,578	$10,100	34%
Percent of total revenues	9%	8%	1%	9%	8%	1%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses increased to $6.9 million for the three months ended June 30, 2006 from $5.0 million for the three months ended June 30, 2005, representing approximately 9% and 8%, respectively, of total revenues for those periods. The $1.9 million or 39% increase for the three months ended

June 30, 2006 compared to the same period in 2005 was primarily due to a $1.1 million increase in share-based payment compensation expense related to the adoption of SFAS 123(R), a $0.4 million increase in personnel-related costs, a $0.2 million increase in the provision for bad debts, and a $0.1 million increase in both third-party consulting service costs and facilities and other overhead related costs. General and administrative expenses increased to $13.6 million for the six months ended June 30, 2006 from $10.1 million for the six months ended June 30, 2005, representing approximately 9% and 8%, respectively, of total revenues for those periods. The $3.5 million or 34% increase for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $2.1 million increase in share-based payment compensation expense related to the adoption of SFAS 123(R), a $0.8 million increase in personnel-related costs, a $0.2 million increase in third-party consulting service costs, a $0.2 million increase in the provision for bad debts, and a $0.2 million increase in facilities and other overhead related costs. For the remainder of 2006, we expect general and administrative expenses as a percentage of total revenues to remain relatively consistent with, or decrease slightly from, the second quarter of 2006.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Amortization of intangible assets	$162	$47	245%	$292	$94	211%
     Amortization of intangible assets is the amortization of customer relationships acquired through business combinations. Amortization of intangible assets increased to $162,000 and $292,000 for the three and six months ended June 30, 2006, respectively, from $47,000 and $94,000 for the three and six months ended June 30, 2005, respectively as a result of the Similarity acquisition in January 2006. We expect amortization of the remaining intangible assets to be approximately $0.3 million for the remainder of 2006.
     Facilities Restructuring Charges
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Facilities restructuring charges	$1,129	$70	1,513%	$2,278	$1,628	40%
     For the three months ended June 30, 2006, we recorded $1.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. In the six months ended June 30, 2006, we recorded $2.3 million of restructuring charges. These charges included $2.2 million of accretion charges, and a $0.1 million adjustment related to the 2004 Restructuring Plan. For the three and six months ended June 30, 2005, we recorded facilities restructuring charges of $70,000 and $1.6 million, respectively. These charges primarily represent $1.2 million and $2.4 million of accretion charges, respectively, offset by a $1.4 million increase in our assumed sublease income in both periods under the 2004 Restructuring Plan.
     As of June 30, 2006, $90.3 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

     2004 Restructuring Plan Net cash payments for facilities included in the 2004 Restructuring Plan for the three and six months ended June 30, 2006 related to the consolidation of excess facilities were $1.8 million and $4.4 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2006 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
     2001 Restructuring Plan Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.9 million and $1.0 million for three months ended June 30, 2006 and 2005, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2006 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
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
     Purchased In-Process Research and Development
     The following sets forth, for the periods indicated, our purchased in-process research and development (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	2005	Change		2006	2005	Change
Purchased in-process research and development	$—	$—	*	%	$1,340	$—	*	%

*	Percentage is not meaningful
     In the six months ended June 30, 2006, in conjunction with our acquisition of Similarity, we recorded in-process research and development charges of $1.3 million. The in-process research and development charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility, and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may further incur in-process research and development expense in the future to the extent we make additional acquisitions.

Interest Income, Interest Expense and Other
     The following sets forth, for the periods indicated, our interest income, interest expense, and other (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Interest income, expense and other, net	$3,028	$1,571	93%	$5,396	$2,604	107%
     Interest income, interest expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. Interest income, interest expense and other increased to $3.0 million for the three months ended June 30, 2006 from $1.6 million for the three months ended June 30, 2005. The $1.4 million increase for the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $3.1 million increase in interest income received from higher investment yields and higher average cash balances from the proceeds of the Notes, and a $0.1 million decrease in foreign exchange losses, which was offset by the $1.8 million increase in interest expense and related costs on the Notes. Interest income, interest expense and other increased to $5.4 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. The $2.8 million increase for the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to a $4.5 million increase in interest income, as a result of higher average cash and investment balances and higher interest rates compared to the same period in 2005 and a $0.5 million decrease in foreign exchange loss, offset by the $2.2 million increase in interest expense and related costs on the Notes. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Income Tax Provision
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$1,420	$781	82%	$2,574	$2,153	20%
     We recorded an income tax provision of $1.4 million and $2.6 million for the three and six months ended June 30, 2006, respectively, which primarily represents income and withholding taxes attributable to foreign operations, and federal and state minimum taxes. We recorded an income tax provision of $0.8 million and $2.2 million for the three and six months ended June 30, 2005, respectively, which primarily represents income and withholding taxes attributable to foreign operations, and federal and state minimum taxes. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the six months ending June 30, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $4.7 million of tax attributes, partially offset by foreign income and withholding taxes of $1.1 million and state taxes of $0.7 million. Our tax provision for the remainder of 2006 remains heavily dependent upon the jurisdictional mix in which we generate pretax income, the level of earnings subject to foreign incomes taxes, and the amount of foreign withholding taxes paid.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock and the issuance of Notes. As of June 30, 2006, we had $419 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases. In January 2006, as a result of the Similarity acquisition, Similarity stockholders received approximately $48.3 million in cash and approximately 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at $1.6 million. In addition, we assumed Similarity’s outstanding options, which became exercisable for 392,333 shares of Informatica common stock valued on the date of close at $5.0 million of which $1.0 million was classified as share-based payment compensation expense. Furthermore, approximately $8.3 million of the consideration was placed into escrow for approximately 15 months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties or certain other events. On March 8, 2006, we issued and sold Notes with an aggregate principal amount of $230 million due 2026. We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of Informatica common stock concurrently with the offering of the Notes, and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or additional purchases of common stock. We expect the issuance of the Notes in March 2006 to be neutral to slightly accretive to earnings through 2006.
     Other than the Notes issued in March 2006, our primary sources of cash are the collection of accounts receivable from our customers, and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option exercises and acquire businesses and technologies to expand our product offerings.
     Operating Activities: Cash provided by operating activities for the six months ended June 30, 2006 was $27.4 million, representing an improvement of $9.1 million from the six months ended June 30, 2005. This improvement primarily resulted from a $0.9 million increase in net income, after adjusting for non-cash expenses, a decrease in accounts receivable, and an increase in income taxes payable, offset by payments to reduce our accrual for excess facilities, accounts payable and accrued liabilities. Our days sales outstanding in accounts receivable (“days outstanding”) increased from 43 days at June 30, 2005 to 54 days at June 30, 2006. Non-cash share-based payment compensation expense (formerly amortization of stock-based compensation) increased primarily due to the adoption of SFAS No. 123(R). Cash provided by operating activities for the six months ended June 30, 2005 was $18.3 million and primarily resulted from our net income, after adjusting for non-cash depreciation and amortization expenses, and payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors, the nature of vendor arrangements, and management’s assessment of our cash inflows.
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
     Letter of Credit
     We have a $12.0 million letter of credit issued by a financial institution that is required as collateral for our former corporate headquarter leases at the Pacific Shores Center in Redwood City, California until the leases expire in 2013. These certificates of deposit are classified as long-term restricted cash on our consolidated balance sheet. The letter of credit currently bears interest of 3.9%. There are no financial covenant requirements under our line of credit.
     Contractual Obligations
     We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $116.1 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges and Note 8. Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Our future minimum payments under non-cancelable contractual obligations with original terms in excess of one year, net of future sublease income, as of June 30, 2006 are summarized as follows (in thousands):

	Payment Due by Period
		Remaining	2007 and	2009 and	2011 and
	Total	2006	2008	2010	Thereafter
Operating lease obligations:
Operating lease payments	$134,279	$11,526	$39,119	$35,582	$48,052
Future sublease income	(10,233)	(1,589)	(5,483)	(2,047)	(1,114)

Net operating lease obligations	124,046	9,937	33,636	33,535	46,938
Debt obligations:
Principal payments	230,000	—	—	—	230,000
Interest payments	138,038	3,488	13,800	13,800	106,950
Other obligations *	1,500	300	1,200	—	—

	$493,584	$13,725	$48,636	$47,335	$383,888

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

     Of these future minimum operating lease payments, we have $90.3 million recorded in the restructuring and excess facilities accrual at June 30, 2006. This accrual, in addition to minimum lease payments of $116.1 million, includes estimated operating expenses of $21.6 million, is net of estimated sublease income of $29.5 million, and is net of the present value impact of $17.9 million recorded in accordance with SFAS No. 146. Our sublease income assumptions are based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     In February 2000, we entered into two lease agreements for two buildings in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. The leases expire in July 2013. As part of these agreements, we have purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments, which are classified as long-term restricted cash as of June 30, 2006.
     Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing arrangements or transactions, arrangements or relationships with “special purpose entities.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of June 30, 2006, we did not hold derivative financial instruments.
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
     For the six months ended June 30, 2006, the average rate of return on our investments was 4.5%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2006, we had net unrealized losses of $0.7 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2006, the fair market value of the portfolio would decline by approximately $1.0 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

Foreign Currency Risk
     We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could over time make our products less competitive in these markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and British pound, may have an impact on our financial results. In the six months ended June 30, 2006, the impact from these fluctuations on our revenues, expenses, and net income was insignificant. Because our foreign subsidiaries transact business in their local currencies, gains and losses typically arise on the settlement of intercompany transactions with the corporate parent company, Informatica Corporation.
     To date, we have not engaged in any foreign currency hedging activities. We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance that we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. At the hearing on April 24, 2006, the judge took the approval of the settlement under submission. The ruling is expected later this year
     On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. We believe that the issued claims construction order is favorable to our position on the infringement action. The matter is currently at the end of the discovery phase. Informatica is preparing to argue motions for summary judgment on both patent infringement and validity in the third quarter of 2006.
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
     For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the “general availability” version of PowerCenter 8.0 which included new products, Informatica Data Quality and Informatica Data Explorer, that deliver advanced data quality capabilities. We also announced in May the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. New product introductions and/or enhancements such as these have inherent risks, including but not limited to:
▪	delay in completion, launch, delivery, or availability;

▪	delay in customer purchases in anticipation of new products not yet released;

▪	product quality issues, including the possibility of defects;

▪	market confusion based on changes to the product packaging and pricing as a result of a new product release;

▪	interoperability issues with third-party technologies;

▪	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

▪	loss of maintenance revenues from existing customers that do not upgrade or migrate.
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
     We also continued our international expansion efforts, begun in 2005, by opening new offices in the Asia Pacific region in Sydney, Australia and Singapore. As the result of this international expansion, as well as the increase in our direct sales headcount in the U.S. during 2005, our sales and marketing expenses have increased accordingly during 2005 and the first half of 2006. We expect these investments to result in increased revenue, increased sales productivity and increased profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity and profitability.
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
     We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Recently, we have become a global OEM partner with Hyperion Solutions and have partnered with salesforce.com.
     Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.
     Although our strategic partnership with IBM’s Business Consulting Services (“BCS”) group has been successful in the past, IBM’s acquisition of Ascential Software may make it more critical that we strengthen our relationships with our other strategic partners. Business Objects’ recent acquisition of FirstLogic, a former strategic partner, may also make such strengthening with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
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
     In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown, which caused the amount of customer purchases to be reduced, deferred, or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004 and 2005, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. Although we experienced an increase in the size of our sales pipeline and our pipeline conversion rate in 2005 and continuing in 2006 as a result of our increased investment in sales personnel and a gradually improving IT spending environment which has continued in 2006, if we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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
     In addition, we have only a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we have experienced difficulties in recruiting, training, managing, and retaining an international staff, in particular related to sales management and sales personnel, which have affected our ability to increase sales productivity, and related to turnover rates and wage inflation in India, which have increased costs. We may continue to experience such difficulties in the future.
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
     During the past two years, our organizational structure has increased in complexity. For example, during 2005 and in the first quarter of 2006, we expanded our presence in the Asia-Pacific region where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region only when the cash has been received and all other revenue recognition criteria has been met. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Notes in March 2006. Iin July 2006, we discovered a “significant deficiency” in the manner in which we accounted for the shares of Common Stock issued upon the conversion of the Notes for purposes of determining our weighted average diluted shares outstanding and diluted earnings per share. As a result, we issued a press release and filed a related Current Report on Form 8-K/A to correct the weighted average diluted shares outstanding and diluted earnings per share. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact of the application of FIN 48 further adds to the reporting complexity and increases the potential risks of our ability to maintain the effectiveness of our internal controls.

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
     Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:
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
If our sales cycles lengthen unexpectedly, they could adversely affect the timing of our revenues or increase costs, which may independently cause fluctuations in our revenues and results of operations. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline
If our products are unable to interoperate with hardware and software technologies developed and maintained by third parties that are not within our control, our ability to develop and sell our products to our customers could be adversely affected, which would result in harm to our business and operating results.
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
     We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team with the recent addition of Brian C. Gentile, Executive Vice President and Chief Marketing Officer responsible for worldwide marketing. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.
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
     To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise substantially all of our revenues for the foreseeable future. If any of our products does not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Similarity acquisition, we intend to further integrate Similarity’s data quality technology into our PowerCenter data integration product suite. Market acceptance for our current products, as well as our PowerCenter product with Similarity’s data quality technology, could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.
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
The recognition of share-based payment compensation expense for employee stock option and employee stock purchase plans has adversely impacted our results of operations.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our condensed consolidated financial statements. We adopted SFAS No. 123(R) as required in the first quarter of 2006. The adoption of SFAS No. 123(R) has a significant adverse impact on our condensed consolidated results of operations. See Note 3. Share-Based Payment Compensation Expense. The adoption of SFAS No. 123(R) has increased our operating expenses and reduced our operating income, net income and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payments on our operating income, net income and earnings per share are not predictable as the underlying assumptions, including stock price, volatility, expected life, and forfeiture rate of the Black-Scholes model could vary over time.
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
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. With the exception of 2005 and 2003, when we had net income of $33.8 million and $7.3 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $148.4 million as of June 30, 2006. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
The conversion provisions of our Notes could dilute the ownership interests of stockholders and the level of debt represented by such notes could adversely affect our liquidity and could impede our ability to raise additional capital.
     In March 2006, we issued $230 million aggregate principal amount of Notes due 2026. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance which is subject to economic, competitive, financial and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

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
     We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). Although this lawsuit is in the discovery stage, litigating claims related to the enforcement of proprietary rights are very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.
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
     The process of determining our anticipated tax liabilities involves many calculations and estimates, making the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of audits with tax authorities. We are also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.
     Furthermore, our overall effective income tax rate may be affected by various factors in our business including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in applicable accounting rules including FIN 48 and tax laws, developments in tax audits, and variations in the estimated and actual level of annual pre-tax income.
     Currently, the Company has provided a full valuation allowance against its net deferred tax assets based on its historical operating performance and its reported cumulative net losses in prior years. When the Company deems that it is likely that the tax attributes will be fully supportable by either refundable income taxes or future taxable income, the reduction in valuation allowance will result in a discrete event during the quarter that it occurs. After the occurrence of this discrete event, the Company anticipates a future effective tax rate which will likely be significantly greater than the Company’s current effective tax rate.
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
     In January 2006, we acquired Similarity, a provider of business-focused data quality and profiling solutions. The successful integration of Similarity’s technology, employees, and business operations will place an additional burden on our management and infrastructure. This acquisition, and any others we may make in the future, will subject us to a number of risks, including:
▪	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships;

▪	any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms; and

▪	the assumption of any contracts or agreements from Similarity that contain terms or conditions that are unfavorable to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Repurchases of Equity Securities
     The following table provides information about the repurchase of our common stock during the three months ended June 30, 2006:

				(2)
			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs (in thousands)
April 1 - April 30	145,000	$15.76	145,000	$27,714

May 1 - May 31	660,000	$14.12	660,000	$18,398

June 1 - June 30	—	—	—	$18,398

Total	805,000	$14.41	805,000	$18,398

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program in April 2006. The repurchase program authorizes the repurchase of up to $30 million of our common stock at any time until April 2007.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 18, 2006. Each of the matters was approved by the requisite vote.
(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class III directors:

	Votes	Votes
	For	Withheld
David W. Pidwell	78,580,975	3,159,917
Sohaib Abbasi	79,505,349	2,235,543
Geoffrey W. Squire	79,911,922	1,828,970
Our Board of Directors is currently comprised of eight members who are divided into three classes with overlapping three-year terms. The term for our Class I directors, Janice D. Chaffin, Carl J. Yankowski, and Charles Robel, will expire at the Annual Meeting of Stockholders in 2007. The term of our Class II directors, A. Brooke Seawell and Mark A. Bertelsen, will expire at the Annual Meeting of Stockholders in 2008.

(b)	Ernst & Young LLP was ratified as our independent registered public accounting firm for the year ending December 31, 2006.

Affirmative Votes	79,994,628
Negative Votes	1,667,272
Votes Abstain	78,891
Broker Non-Votes	—

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMATICA CORPORATION

August 9, 2006	/s/ Earl E. Fry.

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2006

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.