Form 10-Q
period 2006-09-30
INFORMATICA CORP
filed 2006-11-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑   No
As of October 31, 2006, there were approximately 86,470,852 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,193	$76,545
Short-term investments	310,318	185,649
Accounts receivable, net of allowances of $867 and $1,094	48,572	50,533
Prepaid expenses and other current assets	11,001	9,342

Total current assets	494,084	322,069

Restricted cash	12,016	12,166
Property and equipment, net	15,276	21,026
Goodwill	127,555	81,066
Intangible assets, net	8,404	4,163
Other assets	6,692	532

Total assets	$664,027	$441,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,484	$3,404
Accrued liabilities	18,011	17,424
Accrued compensation and related expenses	18,321	20,450
Income taxes payable	5,278	4,566
Accrued facilities restructuring charges	18,854	18,718
Deferred revenues	76,174	69,748

Total current liabilities	139,122	134,310

Convertible senior notes	230,000	—
Accrued facilities restructuring charges, less current portion	68,719	75,815
Deferred revenues, less current portion	8,066	8,167

Total liabilities	445,907	218,292

Commitments and contingencies (Note 8)

Stockholders’ equity:

Common stock	87	87
Additional paid-in capital	356,067	384,653
Deferred stock-based compensation	—	(187)
Accumulated other comprehensive income (loss)	969	(539)
Accumulated deficit	(139,003)	(161,284)

Total stockholders’ equity	218,120	222,730

Total liabilities and stockholders’ equity	$664,027	$441,022

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
License	$33,578	$28,168	$103,233	$81,227
Service	45,352	36,829	129,564	106,366

Total revenues	78,930	64,997	232,797	187,593

Cost of revenues:
License	898	862	3,814	2,707
Service	14,162	11,548	42,346	33,416
Amortization of acquired technology	549	227	1,545	696

Total cost of revenues (1)	15,609	12,637	47,705	36,819

Gross profit	63,321	52,360	185,092	150,774

Operating expenses:
Research and development	13,826	10,777	41,069	31,484
Sales and marketing	33,825	28,312	100,790	82,698
General and administrative	6,997	5,146	20,575	15,246
Amortization of intangible assets	162	47	454	141
Facilities restructuring charges	1,108	1,274	3,386	2,902
Purchased in-process research and development		—	1,340	—

Total operating expenses (2)	55,918	45,556	167,614	132,471

Income from operations	7,403	6,804	17,478	18,303
Interest income	5,325	1,955	12,840	5,019
Interest expense	(1,813)	(1)	(3,979)	(1)
Other expense, net	(268)	(43)	(221)	(503)

Income before provision for income taxes	10,647	8,715	26,118	22,818
Provision for income taxes	1,263	414	3,837	2,567

Net income	$9,384	$8,301	$22,281	$20,251

Basic net income per common share	$0.11	$0.09	$0.26	$0.23

Diluted net income per common share	$0.10	$0.09	$0.24	$0.22

Shares used in computing basic net income per common share	86,187	87,568	86,500	87,112

Shares used in computing diluted net income per common share	92,412	93,571	93,326	91,126

Includes share-based payment compensation expense as follows:

(1) Cost of service revenues	$384	$13	$1,060	$37
(2) Research and development	791	159	2,220	503
(2) Sales and marketing	1,254	40	3,525	133
(2) General and administrative	1,167	—	3,211	1

	$3,596	$212	$10,016	$674

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$22,281	$20,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,496	6,694
Recovery for doubtful account and sales returns allowances	(33)	(151)
Share-based payment compensation expense and amortization of stock-based compensation	10,016	674
Amortization of intangible assets and acquired technology	2,623	837
Impairment of property and equipment	1,035	—
Non-cash facilities restructuring charges	3,386	2,902
Purchased in-process research and development	1,340	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	4,609	9,758
Prepaid expenses and other assets	(1,055)	(4,331)
Accounts payable and accrued liabilities	(5,266)	(3,326)
Accrued compensation and related expenses	(2,244)	(3,929)
Income taxes payable	712	1,893
Accrued facilities restructuring charges	(10,223)	(13,972)
Deferred revenues	5,711	6,572

Net cash provided by operating activities	40,388	23,872

Investing activities:
Purchases of property and equipment	(2,483)	(9,219)
Purchases of investments	(383,558)	(174,650)
Maturities of investments	177,446	63,806
Sales of investments	81,952	72,100
Acquisition, net of cash acquired	(46,720)	—

Net cash used in investing activities	(173,363)	(47,963)

Financing activities:
Net proceeds from issuance of common stock	22,962	18,636
Repurchases and retirement of common stock	(66,932)	(16,156)
Issuance of convertible senior notes	230,000	—
Payment of issuance costs on convertible senior notes	(6,242)	—

Net cash provided by financing activities	179,788	2,480

Effect of foreign exchange rate changes on cash and cash equivalents	835	(1,569)
Net increase (decrease) in cash and cash equivalents	47,648	(23,180)
Cash and cash equivalents at beginning of period	76,545	88,941

Cash and cash equivalents at end of period	$124,193	$65,761

Supplemental disclosures:
Interest paid	$3,488	$—

Income taxes paid	$3,071	$294

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions	$1,583	$—

Unrealized gain (loss) on short-term investments	$509	$(169)

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States . However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring — Note 2. Acquisition and Note 6. Facilities Restructuring Charges—for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2006 and 2005 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2006, or any future period.
     As discussed below in Note 3. Share-Based Payment Compensation Expense, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s income from operations for the three and nine months ended September 30, 2006 includes approximately $3.6 million and $10 million, respectively, in share-based employee compensation expense for stock options and its Employee Stock Purchase Plan (“ESPP”). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.
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
     Revenue Recognition
     The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, SAB 104, Revenue Recognition, and other authoritative accounting literature.
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
     Consulting revenues are primarily related to implementation services and product configurations performed on a time-and-materials basis and, occasionally, on a fixed-fee basis. Education services revenues are generated from classes offered at both Company and customer locations. Revenues from consulting and education services are recognized as the services are performed.
     Deferred revenues include deferred license, maintenance, consulting, and education services revenue. For customers not deemed credit worthy, the Company’s practice is to net the unpaid deferred revenues for that customer against the related receivable balance.
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

     The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$9,384	$8,301	$22,281	$20,251
Weighted average shares outstanding	86,317	87,576	86,651	87,136
Weighted average unvested shares of common stock subject to repurchase	(130)	(8)	(151)	(24)

Shares used in computing basic net income per common share	86,187	87,568	86,500	87,112

Dilutive effect of employee stock options* and common stock subject to repurchase	6,225	6,003	6,826	4,014

Shares used in computing dilutive net income per common share	92,412	93,571	93,326	91,126

Basic net income per common share	$0.11	$0.09	$0.26	$0.23

Diluted net income per common share	$0.10	$0.09	$0.24	$0.22

*	The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable future; therefore, such benefits have been excluded from the diluted net income per common share calculation under the treasury stock method.
     The 11.5 million shares of common stock attributable to the assumed conversion of outstanding convertible senior notes were not included in the calculation of dilutive net income per share for the three and nine months ended September 30, 2006 as the effect would be antidilutive.
     Share-Based Payment Compensation Expense
     Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s (“FASB”) SFAS No. 123(R), Share-Based Payment (Revised 2004), on a modified prospective basis. As a result, the Company includes share-based payments in its results of operations for the three and nine months ended September 30, 2006. See Note 3. Share-Based Payment Compensation Expense.
Note 2. Acquisition
     On January 26, 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland, providing data quality and data profiling software. The acquisition extends Informatica’s data integration software to include Similarity’s data quality technology. Management believes that it is the investment value of this synergy, related to future product offerings, that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54.9 million, consisting of $48.3 million of cash, 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) with a fair value of $1.6 million, and 392,333 of Informatica stock options with a fair value of $5.0 million, to acquire all of the outstanding common stock, preferred stock and stock options of Similarity. In connection with the acquisition, the Company also incurred estimated transaction costs of $2.3 million.
     The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$48,329
Common stock issued	1,583
Fair value of options assumed	4,984

Total consideration paid to Similarity	54,896
Transaction costs	2,266
Fair value of unvested options assumed (share-based payment)	(1,011)

Total purchase price	$56,151

     The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible assets acquired	$1,456
Developed technology	5,050
Customer relationships	1,830
Purchased in-process research and development	1,340
Goodwill	46,475

Total purchase price	$56,151

     The amount of the total purchase price allocated to the net tangible assets acquired of $1.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141, Business Combinations, Financial Accounting Standards Board Interpretations (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The purchase price allocated to purchased in-process research and development (“IPR&D”) and to identifiable intangible assets was determined by a third-party appraisal. The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended March 31, 2006, which was the quarter of the acquisition, in accordance with FIN No. 4. The amortization periods of identifiable intangible assets were determined using the estimated economic useful life of the asset. The developed technology and customer relationships are being amortized on a straight-line basis over four years. Of the developed technology, the Company recorded amortization of acquired technology expense of $0.9 million for the nine months ended September 30, 2006, and expects to record approximately $0.3 million, $1.3 million, $1.3 million, $1.3 million, and $0.1 million for the remainder of fiscal 2006 and fiscals 2007, 2008, 2009, and 2010, respectively. Of the customer relationships, the Company recorded amortization of intangible assets expense of $0.3 million in the nine months ended September 30, 2006, and expects to record approximately $0.1 million, $0.5 million, $0.4 million, $0.4 million, and $0.1 million in the remainder of fiscal 2006 and fiscals 2007, 2008, 2009, and 2010, respectively.
     The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company anticipates that none of the goodwill and intangible assets recorded in connection with the Similarity acquisition will be deductible for income tax purposes.
     The Company assumed all of the outstanding stock options issued pursuant to Similarity’s stock option plan, which became options to purchase 392,333 shares of Informatica common stock with a weighted average fair value of $12.70 per share at the closing date. The total fair value of the options assumed was $5.0 million, of which 311,961 fully vested options with $4.0 million fair value was included in the purchase price. The remaining 80,372 unvested options with $1.0 million fair value will be expensed over the remaining vesting period of the underlying awards. The Company expects to recognize share-based payment expense in connection with these assumed options of approximately $0.1 million, $0.3 million, $0.2 million, and $0.1 million in the remainder of fiscal 2006 and fiscals 2007, 2008, and 2009, respectively.
     The purchase method of accounting requires the Company to reduce Similarity’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Similarity would have achieved as a separate company.
     The results of Similarity’s operations have been included in the condensed consolidated financial statements since the acquisition date. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the nine months ended September 30, 2006, assuming Similarity had been acquired on January 1, 2006, and includes the acquired in-process research and development charge of $1.3 million. The unaudited pro forma adjusted summary for the nine months ended September 30, 2005 combines the historical results for the Company for that period with the historical results for Similarity for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2005
Pro forma adjusted total revenue	$233,093	$191,098
Pro forma adjusted net income	$21,378	$18,352
Pro forma adjusted net income per share — basic	$0.25	$0.21
Pro forma adjusted net income per share — diluted	$0.23	$0.20
Pro forma weighted-average basic shares	86,634	87,246
Pro forma weighted-average diluted shares	93,460	91,260

Note 3. Share-Based Payment Compensation Expense
     Changes in Accounting Principle
     On January 1, 2006, the Company adopted the FASB SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the post-adoption share-based payment includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The fair value of all share-based payment transactions granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for post- adoption share-based awards on a straight-line basis over the requisite service period of the award.
     Prior to January 1, 2006, the Company accounted for stock issued to employees using the intrinsic value method in accordance with the Accounting Principles Board’s (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortized its stock-based compensation under APB No. 25 using a straight-line basis over the remaining vesting term of the related options.
     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the three and nine months ended September 30, 2006 are $3.6 million and $10 million lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share were both $0.04 lower for the three months ended September 30, 2006 and $0.11 and $0.10 lower for the nine months ended September 30, 2006, respectively, than if the Company had continued to account for share-based compensation under APB No. 25.
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
     The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following assumptions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Option Grants:
Expected volatility	44–47%	44%	43–52%	61%
Weighted-average volatility	45%	44%	49%	61%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.9	3.9	3.9	3.1
Risk-free interest rate	4.7–5.1%	4.0%	4.4–5.1%	3.8%
ESPP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	40%	45%	40–44%	45%
Weighted-average volatility	40%	45%	42%	45%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	1.25	1.25	1.25	1.25
Risk-free interest rate — ESPP	5.2%	3.9%	5.0%	3.5%
     Stock Option Plan Activity
     A summary of option activity through September 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (years)	Value
Outstanding at January 1, 2006	17,113	$7.56
Granted	1,224	10.30
Exercised	(1,374)	6.37
Forfeited or expired	(133)	8.90

Outstanding at March 31, 2006	16,830	$7.84	5.51	$131,184

Granted	1,985	15.05
Exercised	(396)	6.70
Forfeited or expired	(255)	13.62

Outstanding at June 30, 2006	18,164	$8.58	5.45	$89,794

Granted	292	13.72
Exercised	(812)	5.83
Forfeited or expired	(245)	10.60

Outstanding at September 30, 2006	17,399	$8.76	5.28	$89,144

Exercisable at September 30, 2006	9,573	$7.51	4.63	$59,790

     The Company had 7,886,494 and 7,862,932 unvested shares at an average grant price of $7.63 and $10.25 at December 31, 2005 and September 30, 2006, respectively. The weighted-average grant date fair value of options granted during the three months ended September 30, 2006 was $13.72 per option. The total intrinsic value of options exercised during the three months ended September 30, 2006 was $6.6 million. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP during the quarter ended September 30, 2006 was $3.76 per share. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the three months ended September 30, 2006 was $3.9 million. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares. As of September 30, 2006, there was $18.5 million in compensation cost related to unvested awards not yet recognized, which the Company expects to recognize over a weighted-average period of 2.7 years.
     Pro Forma Disclosure for Three and Nine Months Ended September 30, 2005
     As discussed in Note 1. Summary of Significant Accounting Policies, we accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the nine months ended September 30, 2006. Prior to January 1, 2006 we accounted for share-based employee compensation under the provisions of APB 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the three and nine months ended September 30, 2005. The following table illustrates the effect on our net income and net income per share for the three and nine months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation using the Black-Scholes valuation model.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income, as reported in prior year (1)	$8,301	$20,251
Add: Share-based employee compensation expense included in reported net income as reported, net of related tax effects (2)	212	674
Deduct: Total share-based employee compensation expense using the fair value method for all awards, net of related tax effects (2) and (3)	(3,937)	(12,400)

Net income, pro forma	$4,576	$8,525

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Basic net income per common share:
As reported in prior years (1)	$0.09	$0.23
Pro forma (4)	$0.05	$0.10
Diluted net income per common share:
As reported in prior years (1)	$0.09	$0.22
Pro forma (4)	$0.05	$0.09

(1)	Net income and net income per share as reported for prior periods prior to 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS 123.

(2)	The tax effects on share-based compensation have been fully reserved by way of a valuation allowance.

(3)	Share-based compensation expense for periods prior to 2006 is calculated based on the pro forma application of SFAS 123.

(4)	Net income and net income per share including share-based employee compensation for periods prior to 2006 are based on the pro forma application of SFAS 123.
Summary of Plans
     1999 Stock Incentive Plan
     The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of September 30, 2006, the Company had approximately 12,524,000 authorized options available for grant and 15,894,000 options outstanding under the 1999 Incentive Plan.
     1999 Non-Employee Director Stock Incentive Plan
     The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. As of September 30, 2006, the Company had approximately 55,000 authorized options available for grant and 925,000 options outstanding under the Directors Plan. The Company intends to grant options to the directors from the 1999 Incentive Plan at the point when all options in the Directors Plan have been granted.
     2000 Employee Stock Incentive Plan
     In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vest over a period of 4 years from the date of the grant. As of September 30, 2006, the Company had approximately 769,000 authorized options available for grant and 400,000 options outstanding under the 2000 Incentive Plan.
     Assumed Option Plans
     In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Plan, and the Similarity 2002 Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of September 30, 2006, the Company had approximately 179,000 options outstanding under the assumed option plans.
     Employee Stock Purchase Plan
     The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. Historically, the purchase price per share has been 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. As of September 30, 2006, the Company had approximately 7,154,000 authorized shares available for grant under the ESPP.
     During the fourth quarter of 2005, the Board of Directors approved an amendment to the ESPP. Effective 2006, under the amended ESPP, the new participants are entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period, which was shortened from a 24-month offering period. The purchase price is then reset at the start of the next offering period. The existing 2005 participants will be able to apply their subscription prices within their remaining two-year offering periods, which expires at various purchase dates through July 31, 2007. Furthermore, the existing 2005 participants’ offering periods will also expire if, on the first day of one of the remaining purchase periods, the purchase price is lower than the purchase price that was set at the commencement of their two-year offering period.
     Disclosures Pertaining to All Share-Based Award Plans
     Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the nine months ended 2006 and 2005 were $23 million and $18.6 million, respectively. The Company has been in full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net income per common share calculations. The Company did not realize any tax benefits from tax deductions related to share-based payment awards during the nine months ended September 30, 2006 and 2005.
Note 4. Comprehensive Income
     Other comprehensive income (loss) refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income, as reported	$9,384	$8,301	$22,281	$20,251

Other comprehensive income:
Unrealized gain (loss) on investments	470	(149)	509	(169)
Foreign currency translation adjustment	74	(102)	999	(1,868)

Comprehensive income	$9,928	$8,050	$23,789	$18,214

     Accumulated other comprehensive income (loss) as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Unrealized loss on investments	$(193)	$(702)
Cumulative foreign currency translation adjustment	1,162	163

Accumulated other comprehensive income (loss)	$969	$(539)

Note 5. Goodwill and Intangible Assets
     The carrying amount of intangible assets other than goodwill as of September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$11,391	$(6,723)	$4,668	$6,357	$(5,178)	$1,179
Purchased technology	2,500	(660)	1,840	2,500	(35)	2,465
Customer relationships	2,775	(879)	1,896	945	(426)	519

Total intangible assets	$16,666	$(8,262)	$8,404	$9,802	$(5,639)	$4,163

     Amortization expense of intangible assets was approximately $0.9 million and $0.3 million for the three months ended September 30, 2006 and 2005, respectively, and $2.6 million and $0.8 million for the nine months ended September 30, 2006 and 2005, respectively. The weighted-average amortization periods of the Company’s developed and core technology, purchased technology, and customer relationships are 3.6 years, 3.0 years, and 4.3 years, respectively. In the first quarter of 2005, the Company purchased a source code license with a value for $2.5 million. In January 2006, the Company acquired certain developed and core technology as the result of the acquisition of Similarity, as described in Note 2. Acquisition. The amortization expense related to identifiable intangible assets as of September 30, 2006 is expected to be $0.8 million for the remainder of 2006, and $3.1 million, $2.7 million, $1.7 million, and $0.1 million in 2007, 2008, 2009, and 2010, respectively.
     Core technology at September 30, 2006 and December 31, 2005 totaling $0.1 million and $0.4 million, net, related to the 2003 acquisition, was recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.
     The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows (in thousands):

September 30,
2006
Beginning balance, as of December 31, 2005	$81,066
Goodwill recorded in acquisition	46,489

Ending balance, as of September 30, 2006	$127,555

Note 6. Facilities Restructuring Charges
     2004 Restructuring Plan
     In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has assumed actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions, of $4.3 million in 2006, $4.5 million in 2007, $4.4 million in 2008, $2.4 million in 2009, $0.9 million in 2010, $3.3 million in 2011, $3.9 million in 2012, and $2.1 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $10.2 million.
     The Company records accretion charges on the cash obligations related to the 2004 Restructuring Plan. The accretion charges represent imputed interest, which is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. At September 30, 2006, the Company will recognize approximately $16.8 million of accretion as a restructuring charge over the remaining term of the lease, or approximately seven years, as follows: $1.0 million for the remainder of 2006, $4.0 million in 2007, $3.6 million in 2008, $3.1 million in 2009, $2.4 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.
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
     A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2006 and 2005 follows (in thousands):

	Accrued				Accrued
	Restructuring				Restructuring
	Charges at		Net		Charges at
	December 31,	Restructuring	Cash	Non-cash	September 30,
	2005	Charges	Payment	Reclass	2006
2004 Restructuring Plan
Excess lease facilities	$78,129	$3,386	$(7,089)	$(122)	$74,304
2001 Restructuring Plan
Excess lease facilities	16,404	—	(3,135)	—	13,269

	$94,533	$3,386	$(10,224)	$(122)	$87,573

     For the nine months ended September 30, 2006, the Company recorded $3.4 million of restructuring charges, which includes $3.3 million from accretion charges related to the 2004 Restructuring Plan. Net cash payments for the nine months ended September 30, 2006 and for facilities included in the 2001 Restructuring Plan amounted to $3.1 million and $3.3 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2006 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
     Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases should the Company’s existing sub-lessees elect to terminate their sublease agreements in 2008 and 2009 and the market rates at the time of entering into new sublease agreements.

     Because the related facilities associated with the restructured properties are no longer being used in the Company’s operations, the Company reclassified the deferred rent liability to accrued restructuring charges in 2004. As of September 30, 2006, $18.9 million of the $87.6 million accrued restructuring charges was classified as current liabilities and the remaining $68.7 million was classified as non-current liabilities.
Note 7. Convertible Senior Notes
     On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of the Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the Nasdaq National Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011. Future minimum payments related to the Notes in total which represent interest as of September 30, 2006 are as follows: 2007—$6.9 million; 2008—$6.9 million; 2009—$6.9 million; 2010—$6.9 million. Future minimum payments related to the Notes as of September 30, 2006 for 2011 and thereafter—$107 million represents interest and $230 million represents principal for a total of $337 million.
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
     In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000 and $172,000 for the three and nine months ended September 30, 2006, respectively. Interest expense on the Notes was $1.7 million and $3.8 million for the three and nine months ended September 30, 2006, respectively. A payment of $3.5 million interest was made during the three months ended September 30, 2006.
     Note 8. Commitments and Contingencies

     Lease Obligations
     In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. If the Company decides to exercise its renewal option, the renewal rate may not be comparable to its current rate. Minimum contractual lease payments are $0.5 million and $2.1 million for the remainder of 2006 and 2007, respectively.
     The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments. These certificates of deposit are classified as long-term restricted cash on the Company’s consolidated balance sheet.
     The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $111.9 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges, above, for a further discussion.
     Future minimum lease payments as of September 30, 2006 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remainder of 2006	$5,811	$(886)	$4,925
2007	21,507	(2,731)	18,776
2008	17,652	(2,752)	14,900
2009	17,781	(1,623)	16,158
2010	17,817	(424)	17,393
Thereafter	48,091	(1,114)	46,977

	$128,659	$(9,530)	$119,129

     Of these future minimum lease payments, the Company has accrued $87.6 million in the facilities restructuring accrual at September 30, 2006. This accrual, in addition to minimum lease payments of $111.9 million, includes estimated operating expenses of $20.6 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $28.1 million and a present value discount of $16.8 million recorded in accordance with SFAS No. 146.
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
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2006 and December 31, 2005. To date, the Company’s product warranty expense has not been significant.

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
     The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
     The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement. At the hearing on April 24, 2006, the judge took the approval of the settlement under submission. The ruling is expected later this year.

     On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three Company patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”; U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation-in-part of and claims the benefit of U.S. Patent No. 6,014,670); and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts On September 5, 2002, BODI answered the complaint and filed counterclaims against the Company seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that the Company has infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. The Company believes that the issued claims construction order is favorable to the Company’s position on the infringement action. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remains triable issues of fact as to infringement and validity of the three remaining patents. Informatica is preparing for trial on these three of the four patents originally asserted in 2002. In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.
Note 9. Income Taxes
     The Company recorded an income tax provision of $1.3 million and $3.8 million for the three and nine months ended September 30, 2006, respectively. The $1.3 million income tax provision for the three months ended September 30, 2006 includes $1.9 million of federal alternative minimum taxes, state minimum taxes, income and withholding taxes attributable to foreign operations, offset by a $0.6 million benefit based on the filing of our 2005 federal income tax return. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the nine months ended September 30, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $6.8 million of tax attributes partially offset by foreign income and withholding taxes of $1.3 million and state taxes of $0.7 million.
     The Company recorded an income tax provision of $0.4 million and $2.6 million for the three and nine months ended September 30, 2005, respectively. The $0.4 million income tax provision for the three months ended September 30, 2005 included $1.0 million of federal and state minimum taxes and income and withholding taxes attributable to foreign operations, reduced by $0.3 million benefit based on our federal income returns filed, and $0.3 million benefit arising from a reversal of previously accrued tax reserve as a result of the conclusion of a foreign income tax examination.
Note 10. Stock Repurchases
     On March 8, 2006, the Company used a portion of the proceeds from the issuance of convertible senior notes to repurchase $50 million of common stock (3,232,062 shares at $15.47 per share). These shares were repurchased and retired to the status of authorized and unissued shares immediately.
     In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of the Company’s common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of the Company’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under the Company’s employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of its common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. As of September 30, 2006, the Company has purchased 1,198,000 shares at the cost of $17.0 million under this program.
Note 11. Recent Accounting Pronouncements

     In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FAS No. 123(R)-3”). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS No. 123(R)-3. Companies have one year from the later of the adoption of SFAS No. 123(R)-3 or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company is currently evaluating which transition method to adopt and the potential impact of this new guidance on its results of operations and financial position.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company adopted SFAS No. 154 in the first quarter of 2006. The adoption of SFAS No. 154 did not materially affect the company’s Condensed Consolidated Financial Statements in the period of adoption. See Changes in Accounting Principle under Note 3. Share-Based Payment Compensation Expense. The effect on future periods will depend on the nature and significance of any future accounting changes.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS No. 155 in the first quarter of 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations, or cash flows.
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to, sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF issue may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. EITF No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt this consensus as required, and adoption is not expected to have an impact on the consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company’s tax return. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company is currently evaluating the accounting and disclosure requirements of FIN No. 48 and expects to adopt it as required at the beginning of the first quarter of 2007.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157, there will be a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157 and expects to adopt it as required at the beginning of the first quarter of 2008.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB No. 108”), which established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. This model is commonly referred to as the “dual approach” because it essentially requires that errors be quantified under both the iron-curtain method and the roll-over method. The Company is currently evaluating the accounting and disclosure requirements of SAB No. 108 and expects to adopt it as required for the fourth quarter of 2006.
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
     The Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
North America	$53,438	$44,906	$163,324	$128,811
Europe	20,058	18,408	56,236	53,009
Other	5,434	1,683	13,237	5,773

	$78,930	$64,997	$232,797	$187,593

	September 30,	December 31,
	2006	2005
Long-lived assets (excluding assets not allocated):
North America	$20,764	$21,708
Europe	2,168	2,571
Other	748	910

	$23,680	$25,189

     No customer accounted for more than 10% of the Company’s total revenues in the three and nine months ended September 30, 2006 and 2005. At September 30, 2006 and 2005, no single customer accounted for more than 10% of the accounts receivable balance.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, including statements referencing our expectations relating to revenues, cost of revenues as a percentage of revenues, and operating expenses as a percentage of total revenues, the recording of amortization of acquired technology; the dilutive impact of the Similarity Systems Limited (“Similarity”) acquisition; the neutral to slightly accretive impact to earnings of our Notes through 2006; seasonality in the fourth quarter of 2006 and 2007; continuing impacts on our results of operations from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the ability of sublessors to fulfill their obligations under our subleases; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
     We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 6% or less of total consolidated revenues for the past three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products.
     We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.
     For the third quarter of 2006, our total revenues grew 21% to $78.9 million compared to the third quarter of 2005. The increase in license revenues was a result of year-over-year increases in the volume and average transaction amount driven by sales of new releases of existing products and newly available products. The increase in service revenues was due primarily to increased maintenance revenues driven by strong renewals from our expanding customer base.
     On January 26, 2006, we acquired Similarity Systems, a provider of a software product suite that includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. We have extended our enterprise data integration platform by working to incorporate certain components of Similarity’s product suite, including its patented data quality technology. In connection with the acquisition, we have incurred additional expenses, including amortization of intangible assets and acquired technology, purchased in-process research and development costs, stock-based compensation, and other charges. As a result of these charges, we expect the acquisition to be dilutive to earnings in 2006. See Note 2. Acquisition in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
     On March 8, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due in 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of our common stock concurrently with the offering of the Notes, and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock. We expect the Notes to be neutral to slightly accretive to earnings through 2006. See Note 7. Convertible Senior Notes in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Because our market is a dynamic one, we face both significant opportunities and challenges. As such, we focus on several key factors:
▪	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost-savings by solving data integration challenges through customer hand-coded development. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including IBM’s acquisition of Ascential Software, Business Objects’ acquisition of FirstLogic, and Oracle’s recent acquisition of Sunopsis) could pose challenges as competitors could potentially offer or appear to offer our prospective customers a broader suite of software products or solutions.

▪	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the “general availability” version of PowerCenter 8.0, which included new products, Informatica Data Quality and Informatica Data Explorer, that deliver advanced data quality capabilities. We also announced in May the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. New product introductions and/or enhancements have inherent risks, including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their future impact on overall sales and revenues.

▪	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and they are likely to do so in the future. We typically recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter although such fluctuations are mitigated by backlog orders entering into a quarter. Seasonally, in recent years, the fourth quarter has generated the highest level of license revenue and order backlog, and we have generally had weaker demand for our software products and services in the first and third quarters. Additionally, our consulting and education services have sometimes been negatively impacted in the fourth quarter and first quarter due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.
     To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products.
     We are concentrating on expanding and extending our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, as well as strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In addition to becoming a global OEM partner with Hyperion Solutions and partnering with salesforce.com, we recently expanded and extended our OEM relationship with Oracle. See Risk Factor entitled, We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock. Our alliance managers are focused on developing new and enhancing existing strategic partnerships and, in the past year, we have added employees in Europe to help drive deeper relationships with partners based in that geography. We have increased joint marketing initiatives and have experienced more lead sharing from our partners.
     We continued to broaden our distribution efforts during the first nine months of 2006 by selling data warehouse products to the enterprise level and selling more strategic data integration solutions beyond data warehousing to our customers’ enterprise architects and chief information officers. We also continued our international expansion efforts, begun in 2005, by opening new offices in Sydney, Australia and Singapore. As the result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased accordingly during 2005 and the first nine months ended September 30, 2006. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, or profitability. While we have experienced some increases in revenue and productivity, these increases are not yet at expected levels.
     To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiations, and key business values. These programs include Informatica World for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel, “Webinars” for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral. We have also invested in partner enablement programs, including product-specific briefings to partners and the inclusion of several partners in our beta programs.
Critical Accounting Policies and Estimates
     In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, accounting for income taxes, accounting for impairment of goodwill, acquisitions, and share-based payment compensation expense have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies and Note 11. Recent Accounting Pronouncements in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Revenue Recognition
     We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with generally accepted accounting principles (“GAAP”) in the United States that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.
     We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature. For other authoritative literature, see the subsection Revenue Recognition in Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized each period.
     Our judgment in determining the collectibility of amounts due from our customers impacts the timing of revenue recognition. We assess credit worthiness and collectibility, and, when a customer is not deemed credit worthy, revenue is recognized when payment is received.
     We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we defer the revenue until the reseller provides us with evidence of sell-through to an end-user customer or upon cash receipt.
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
     Consulting revenues are primarily related to implementation services and product configurations performed on a time-and-materials basis and, occasionally, on a fixed-fee basis. Revenue is generally recognized as these services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.
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
     These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the most likely expected outcome of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring but for durations that are generally less than the remaining lease terms.
     If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 6. Facilities Restructuring Charges in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.
     Accounting for Income Taxes
     We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The measurement of current and deferred tax assets and liabilities are based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated
     As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable and to the extent we believe that realizability is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or adjust such allowance in a period, we must include a tax expense or benefit within the tax provision in the statement of operations. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could impact our results of operations in the quarter in which such determination is made.
     Accounting for Impairment of Goodwill
     We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation, and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years 2005, 2004, and 2003 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.
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
     Share-Based Payment Compensation Expense
     We account for share-based compensation related to share-based transactions in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates, and expected life.
     We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $2.8 million increase in the fair value of options granted during the nine months ended September 30, 2006. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. An estimated forfeiture rate of 10 percentage points lower would have resulted in an increase of $1.3 million in share-based payment expense for the nine months ended September 30, 2006. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises/cancellations of vested/unvested options that remain outstanding. In the future, as empirical evidence regarding these input estimates are able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.
Results of Operations
     The following table presents certain financial data for the three and nine months ended September 30, 2006 and 2005 as a percentage of total revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues:
License	43%	43%	44%	43%
Service	57	57	56	57

Total revenues	100	100	100	100

Cost of revenues:
License	1	1	2	1
Service	18	18	18	19
Amortization of acquired technology	1	—	—	—

Total cost of revenues	20	19	20	20

Gross margin	80	81	80	80
Operating expenses:
Research and development	18	17	18	17
Sales and marketing	43	43	43	44
General and administrative	9	8	9	8
Amortization of intangible assets	—	—	—	—
Facilities restructuring charges	1	2	1	2
Purchased in-process research and development	—	—	1	—

Total operating expenses	71	70	72	71

Income from operations	9	11	8	10
Interest income	7	3	6	2
Interest expense	(2)	—	(2)	—
Other, net	—	—	—	—

Income before provision for income taxes	14	14	12	13
Provision for income taxes	2	1	2	2

Net income	12%	13%	10%	11%

Revenues
     Our total revenues increased to $78.9 million for the three months ended September 30, 2006 from $65.0 million for the three months ended September 30, 2005, representing an increase of $13.9 million or 21%. Total revenues increased to $232.8 million for the nine months ended September 30, 2006 from $187.6 million for the nine months ended September 30, 2005, representing an increase of $45.2 million or 24%.
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
License revenues:	$33,578	$28,168	19%	$103,233	$81,227	27%
Service revenues:
Maintenance	32,373	25,882	25%	91,779	75,004	22%
Consulting and education	12,979	10,947	19%	37,785	31,362	20%

Total service revenues	45,352	36,829	23%	129,564	106,366	22%

	$78,930	$64,997	21%	$232,797	$187,593	24%

     License Revenues
     Our license revenues increased to $33.6 million and $103.2 million for the three and nine months ended September 30, 2006, respectively, from $28.2 million and $81.2 million for the three and nine months ended September 30, 2005, respectively. The $5.4 million or 19% increase for the three months ended September 30, 2006 and the $22.0 million or 27% increase for the nine months ended September 30, 2006, compared to the same periods in 2005, were primarily due to an increase in both the volume and the average transaction amount. The average transaction amount for orders greater than $100,000 in the third quarter of 2006 increased to $301,000 from $292,000 in the third quarter of 2005. We believe that the increase in average transaction amount is primarily the result of larger deployments by customers and continued growth in the broader data integration market.
     Service Revenues
     Maintenance Revenues
     Maintenance revenues increased to $32.4 million for the three months ended September 30, 2006 from $25.9 million for the three months ended September 30, 2005 and increased to $91.8 million for the nine months ended September 30, 2006 from $75.0 million for the nine months ended September 30, 2005. The $6.5 million or 25% increase and $16.8 million or 22% increase for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005, were primarily due to consistently strong renewals of maintenance contracts in 2006 coupled with the increasing size of our customer base. For the fourth quarter of 2006, we expect maintenance revenues to increase from the third quarter of 2006 as we continue to increase our customer base.
     Consulting and Education Services Revenues
     Consulting and education services revenues increased to $13.0 million for the three months ended September 30, 2006 from $10.9 million for the three months ended September 30, 2005 and increased to $37.8 million for the nine months ended September 30, 2006 from $31.4 million for the nine months ended September 30, 2005. The $2.0 million or 19% increase and $6.4 million or 20% increase for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 were primarily due to an increase in demand for consulting in North America, Europe, and other regions. North America represented approximately 73% and 57% of the increase for the three and nine months ended September 30, 2006, respectively. Europe represented 11% and 23% of the increase for the three and nine months ended September 30, 2006, respectively. Other regions represented 16% and 20% of the increase for the three and nine months ended September 30, 2006, respectively. For the fourth quarter of 2006, we expect revenues from consulting and education services to remain relatively consistent with or increase slightly from the third quarter of 2006.
     International Revenue
     Our international revenues increased to $25.5 million for the three months ended September 30, 2006 from $20.1 million for the three months ended September 30, 2005 and increased to $69.5 million for the nine months ended September 30, 2006 from $58.8 million for the nine months ended September 30, 2005. The $5.4 million or 27% increase for the three months ended September 30,

2006 compared to the same period in 2005 was primarily due to a 23% increase in license revenues, a 34% increase in maintenance revenues, and a 36% increase in consulting services revenues. The $10.7 million or 18% increase for the nine months ended September 30, 2006, compared to the same period in 2005 was primarily due to an 8% increase in license revenues, a 25% increase in maintenance revenues, and a 62% increase in consulting services revenues. International revenues as a percentage of total revenues were 32% and 30% for the three and nine months ended September 30, 2006 and 31% for both the three and nine months ended September 30, 2005.
     Future Revenues (New Orders, Backlog, and Deferred Revenues)
     Our future revenues are dependent upon (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at September 30, 2006 were approximately $93.3 million compared to $81.9 million at September 30, 2005 and $97.9 million at June 30, 2006. The increase at September 30, 2006 from September 30, 2005 is primarily due to an increase in deferred maintenance revenues. The decrease at September 30, 2006 from June 30, 2006 is primarily due to a reduction in license backlog, which was offset partially by an increase in deferred license revenues. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Cost of license revenues	$898	$862	4%	$3,814	$2,707	41%
Cost of service revenues	14,162	11,548	23%	42,346	33,416	27%
Amortization of acquired technology	549	227	142%	1,545	696	122%

	$15,609	$12,637	24%	$47,705	$36,819	30%

Cost of license revenues, as a percentage of license revenues	3%	3%		4%	3%
Cost of service revenues, as a percentage of service revenues	31%	31%		33%	31%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues remained flat at $0.9 million for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, representing 3% of license revenues for both periods. Cost of license revenues increased to $3.8 million for the nine months ended September 30, 2006 from $2.7 million for the nine months ended September 30, 2005, representing 4% and 3% of license revenues for those periods, respectively, related to a slight increase in the mix of royalty-bearing products. For the fourth quarter of 2006, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with or increase slightly from the third quarter of 2006.
     Cost of Service Revenues
     Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $14.2 million for the three months ended September 30, 2006 from $11.5 million for the three months ended September 30, 2005 and increased to $42.3 million for the nine months ended September 30, 2006 from $33.4 million for the nine months ended September 30, 2005, representing 33% and 31% of service revenues for those periods, respectively. The $2.7 million or 23% increase and $8.9 million or 27% increase for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively, were primarily due to headcount growth in the customer support, consulting, and education service groups and higher share-based payment compensation expense. Cost of service revenues as a percentage of service revenues remained flat for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. For the nine months ending September 30, 2006 compared to 2005, cost of services revenue increased from 31% to 33% as a result of increased headcount growth in the consulting and educational services organizations outpacing overall service revenues growth. For the fourth quarter of 2006, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the third quarter of 2006, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.
     Amortization of Acquired Technology
     The following sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Amortization of acquired technology	$549	$227	142%	$1,545	$696	122%
     Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology increased to $0.5 million for the three months ended September 30, 2006 from $0.2 million for the three months ended September 30, 2005 and increased to $1.5 million for the nine months ended September 30, 2006 from $0.7 million for the nine months ended September 30, 2005. The $0.3 million or 142% increase and $0.8 million or 122% increase for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 was a result of certain technologies we acquired in connection with the acquisition of Similarity in January 2006. We expect amortization of other acquired technology to be approximately $0.5 million for the fourth quarter of 2006.
Operating Expenses
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Research and development	$13,826	$10,777	28%	$41,069	$31,484	30%
Percent of total revenues	18%	17%	1%	18%	17%	1%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $13.8 million for the three months ended September 30, 2006 from $10.8 million for the three months ended September 30, 2005, representing approximately 18% and 17%, respectively, of total revenues for those periods. The $3.0 million or 28% increase for the three months ended September 30, 2006 compared to the same period in 2005 was due to a $1.0 million increase in legal fees associated with the patent litigation, a $1.2 million increase in personnel-related costs due to the Similarity acquisition, a $0.6 million increase in share-based payment compensation expense due to the adoption of SFAS No. 123(R), and a $0.2 million increase in consulting services. Research and development expenses increased to $41.1 million for the nine months ended September 30, 2006 from $31.5 million for the nine months ended September 30, 2005, representing approximately 18% and 17%, respectively, of total revenues for those periods. The $9.6 million or 30% increase for the nine months ended September 30, 2006 compared to the same period in 2005, was due to a $3.3 million increase in personnel-related costs due to the Similarity acquisition, a $3.1 million increase in legal fees associated with the patent litigation, a $1.7 million increase in share-based payment compensation expense due to the adoption of SFAS No. 123(R), a $0.9 million increase in third party consulting services, and a $0.6 million increase from facilities and other overhead related costs. To date, all software and development costs have been expensed in the period incurred because costs incurred subsequent to the establishment of technological feasibility have not been significant. For the fourth quarter of 2006, we expect the research and development expenses as a percentage of total revenues to remain relatively consistent with or decrease from the third quarter of 2006.

Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Sales and marketing	$33,825	$28,312	19%	$100,790	$82,698	22%
Percent of total revenues	43%	44%	(1)%	43%	44%	(1)%
     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $33.8 million for the three months ended September 30, 2006 from $28.3 million for the three months ended September 30, 2005, representing approximately 43% and 44%, respectively, of total revenues for those periods. The $5.5 million or 19% increase for the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $3.7 million increase in personnel-related costs resulting from headcount increases associated with the Similarity acquisition. Also contributing to the increase was an increase of $1.2 million in shared-based payment compensation expense associated with the adoption of SFAS No. 123(R), a $0.3 million increase in third party consulting, a $0.2 million increase in marketing programs, and a $0.1 million increase in facilities and other overhead related costs. Sales and marketing expenses increased to $100.8 million for the nine months ended September 30, 2006 from $82.7 million for the nine months ended September 30, 2005, representing approximately 43% and 44%, respectively, of total revenues for those periods. The $18.1 million or 22% increase for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $12.0 million increase in personnel-related costs, $3.4 million increase in share-based payment compensation expense associated with the adoption of SFAS No. 123(R), a $1.2 million increase in marketing programs, a $0.8 million increase in facilities and other overhead related costs, and a $0.7 million increase in outside services. For the fourth quarter of 2006, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with or decrease from the third quarter of 2006, depending upon our ability to attract and retain sales personnel and achieve increases in sales productivity and efficiencies from our new sales personnel at they gain experience.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
General and administrative	$6,997	$5,146	36%	$20,575	$15,246	35%
Percent of total revenues	9%	8%	1%	9%	8%	1%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $7.0 million for the three months ended September 30, 2006 from $5.1 million for the three months ended September 30, 2005, representing approximately 9% and 8%, respectively, of total revenues for those periods. The $1.9 million or 36% increase for the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $1.2 million increase in share-based payment compensation expense related to the adoption of SFAS No. 123(R), a $0.6 million increase in personnel-related costs, and a $0.1 million increase in third-party consulting service costs. General and administrative expenses increased to $20.6 million for the nine months ended September 30, 2006 from $15.2 million for the nine months ended September 30, 2005, representing approximately 9% and 8%, respectively, of total revenues for those periods. The $5.4 million or 35% increase for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $3.2 million increase in share-based payment compensation expense related to the adoption of SFAS No. 123(R), a $1.7 million increase in personnel-related costs, a $0.4 million increase in third-party consulting service costs, and a $0.1 million increase in the provision for bad debts. For the fourth quarter of 2006, we expect general and administrative expenses as a percentage of total revenues to remain relatively consistent with or decrease slightly from the third quarter of 2006.

     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Amortization of intangible assets	$162	$47	245%	$454	$141	222%
     Amortization of intangible assets is the amortization of customer relationships acquired through business combinations. Amortization of intangible assets increased to $162,000 and $454,000 for the three and nine months ended September 30, 2006, respectively, from $47,000 and $141,000 for the three and nine months ended September 30, 2005, respectively, as a result of the Similarity acquisition in January 2006. We expect amortization of the remaining intangible assets consisting of customer relationships to be approximately $0.2 million for the fourth quarter of 2006.
     Facilities Restructuring Charges
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Facilities restructuring charges	$1,108	$1,274	(13%)	$3,386	$2,902	17%
     For the three months ended September 30, 2006, we recorded $1.1 million of restructuring charges from accretion charges related to our 2004 Restructuring Plan. For the nine months ended September 30, 2006, we recorded $3.4 million of restructuring charges. These charges included $3.3 million of accretion charges and a $0.1 million adjustment related to the 2004 Restructuring Plan. For the three and nine months ended September 30, 2005, we recorded facilities restructuring charges of $1.3 million and $2.9 million, respectively. These charges primarily included $1.2 million and $3.6 million of accretion charges, respectively, offset by $0.1 million and $0.7 million in adjustments, respectively, related to the facilities restructuring.
     As of September 30, 2006, $87.6 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
     2004 Restructuring Plan Net cash payments for facilities included in the 2004 Restructuring Plan for the three and nine months ended September 30, 2006 related to the consolidation of excess facilities were $2.7 million and $7.1 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2006 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
     2001 Restructuring Plan Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.0 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, and $3.1 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2006 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
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
     Purchased In-Process Research and Development

     The following sets forth, for the periods indicated, our purchased in-process research and development (“IPR&D”) (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	2005	Change		2006	2005	Change
Purchased IPR&D	$—	$—	*	%	$1,340	$—	*	%

*	Percentage is not meaningful.
     For the nine months ended September 30, 2006, in conjunction with our acquisition of Similarity, we recorded IPR&D charges of $1.3 million. The IPR&D charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility, and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may further incur IPR&D expense in the future to the extent we make additional acquisitions.
Interest Income, Interest Expense, and Other
     The following sets forth, for the periods indicated, our interest income, interest expense, and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Interest income, interest expense, and other, net	$3,244	$1,911	70%	$8,640	$4,515	91%
     Interest income, interest expense, and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense on the convertible debenture; and gains and losses on foreign exchange transactions. Interest income, interest expense, and other increased to $3.2 million for the three months ended September 30, 2006 from $1.9 million for the three months ended September 30, 2005. The $1.3 million increase for the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $3.3 million increase in interest income received from higher investment yields and higher average cash balances from the proceeds of the Notes as well as positive operating cash flows provided by operating activities, which was offset by a $0.2 million increase in foreign exchange losses and by the $1.8 million increase in interest expense and related costs on the Notes. Interest income, interest expense, and other increased to $8.6 million for the nine months ended September 30, 2006 from $4.5 million for the nine months ended September 30, 2005. The $4.1 million increase for the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to a $7.8 million increase in interest income, as a result of higher average cash and investment balances and higher interest rates compared to the same period in 2005 and a $0.3 million decrease in foreign exchange loss, offset by the $4.0 million increase in interest expense and related costs on the Notes. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Income Tax Provision
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$1,263	$414	205%	$3,837	$2,567	49%
     We recorded an income tax provision of $1.3 million and $3.8 million for the three and nine months ended September 30, 2006, respectively. The $1.3 million income tax provision for the three months ended September 30, 2006 includes $1.9 million of federal alternative minimum taxes, state minimum taxes, income and withholding taxes attributable to foreign operations, offset by a $0.6 million benefit based on the filing of our 2005 federal income tax return. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the nine month ended September 30, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $6.8 million of tax attributes partially offset by foreign income and withholding taxes of $1.3 million and state taxes of $0.7 million.

     We recorded an income tax provision of $0.4 million and $2.6 million for the three and nine months ended September 30, 2005, respectively. The $0.4 million income tax provision for the three months ended September 30, 2005 included $1.0 million of federal and state minimum taxes and income and withholding taxes attributable to foreign operations, reduced by $0.3 million benefit based on our federal income returns filed in the third quarter of 2005 and a $0.3 million benefit arising from a reversal of previously accrued tax reserve as a result of the conclusion of a foreign income tax examination.
     Our tax provision for the remainder of 2006 will be heavily dependent upon the jurisdictional mix in which we generated pretax income, the level of earnings subject to foreign income taxes, and the amount of foreign withholding taxes paid.
     To date we have provided a full valuation allowance against our net deferred tax assets based on our historical operating performance and our reported cumulative net losses. Based on our current expectations, it is likely that some portion of our tax attributes will be supportable by either refundable income taxes or future taxable income in 2007, resulting in a reduction of our valuation allowance. Accordingly, we expect our effective tax rate to increase significantly in 2007.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock and the issuance of Notes. As of September 30, 2006, we had $434.5 million in available cash and cash equivalents and short-term investments and $12 million of restricted cash under the terms of our Pacific Shores property leases. In January 2006, as a result of the Similarity acquisition, Similarity stockholders received approximately $48.3 million in cash and approximately 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at $1.6 million. In addition, we assumed Similarity’s outstanding options, which became exercisable for 392,333 shares of Informatica common stock valued on the date of close at $5.0 million of which $1.0 million was classified as share-based payment compensation expense. Furthermore, approximately $8.3 million of the consideration was placed into escrow for approximately 15 months following the closing to be held as security for losses incurred by us in the event of certain breaches of the representations and warranties or certain other events. On March 8, 2006, we issued and sold Notes with an aggregate principal amount of $230 million due 2026. We used approximately $50 million of the net proceeds from the offering to fund the purchase of shares of Informatica common stock concurrently with the offering of the Notes, and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock. We expect the issuance of the Notes in March 2006 to be neutral to slightly accretive to earnings through 2006.
     Other than the Notes issued in March 2006, our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option exercises, and acquire businesses and technologies to expand our product offerings.
     Operating Activities: Cash provided by operating activities for the nine months ended September 30, 2006 was $40.4 million, representing an improvement of $16.5 million from the nine months ended September 30, 2005. This improvement primarily resulted from a $2.0 million increase in net income, after adjusting for non-cash expenses, a decrease in accounts receivable, and an increase in income taxes payable, offset by payments to reduce our accrual for excess facilities, accounts payable, and accrued liabilities. Our days sales outstanding in accounts receivable (“days outstanding”) increased from 46 days at September 30, 2005 to 56 days at September 30, 2006. Non-cash share-based payment compensation expense (formerly amortization of stock-based compensation) increased primarily due to the adoption of SFAS No. 123(R). Cash provided by operating activities for the nine months ended September 30, 2006 was $40.4 million, compared to $23.9 million for the nine months ended September 30, 2005, which was primarily due to our net income, after adjusting for non-cash depreciation and amortization expenses, and payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors, the nature of vendor arrangements, and management’s assessment of our cash inflows.
     Investing Activities: We anticipate that we will continue to purchase needed property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.
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
     We typically receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan. Although we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and general market conditions.
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
     Contractual Obligations
     We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table below include approximately $111.9 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6. Facilities Restructuring Charges and Note 8. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Our future minimum payments under non-cancelable contractual obligations with original terms in excess of one year, net of future sublease income, as of September 30, 2006 are summarized as follows (in thousands):

	Payment Due by Period
		Remaining	2007 and	2009 and	2011 and
	Total	2006	2008	2010	Thereafter
Operating lease obligations:
Operating lease payments	$128,659	$5,811	$39,159	$35,598	$48,091
Future sublease income	(9,530)	(886)	(5,483)	(2,047)	(1,114)

Net operating lease obligations	119,129	4,925	33,676	33,551	46,977
Debt obligations:
Principal payments	230,000	—	—	—	230,000
Interest payments	134,550	—	13,800	13,800	106,950
Other obligations *	1,350	150	1,200	—	—

	$485,029	$5,075	$48,676	$47,351	$383,927

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
     Of these future minimum operating lease payments, we have $87.6 million recorded in the restructuring and excess facilities accrual at September 30, 2006. This accrual, in addition to minimum lease payments of $111.9 million, includes estimated operating expenses of $20.6 million, is net of estimated sublease income of $28.1 million, and is net of the present value impact of $16.8 million recorded in accordance with SFAS No. 146. Our sublease income assumptions are based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances are appropriate. These lease termination agreements would likely require that a significant amount of the remaining future lease payments be paid at the time of execution of the agreement but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment could materially affect our cash flows in the period of payment.
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
     In February 2000, we entered into two lease agreements for two buildings in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. The leases will expire in July 2013. As part of these agreements, we have purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments, which are classified as long-term restricted cash as of September 30, 2006.
     Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing arrangements or transactions, arrangements, or relationships with “special purpose entities.”
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of September 30, 2006, we did not hold derivative financial instruments.
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities, corporate bonds, commercial paper, and municipal securities. All investments are carried at market value, which approximates cost.
     Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2006, we had net unrealized losses of $0.2 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2006, the fair market value of the portfolio would decline by approximately $1.5 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.
Foreign Currency Risk
     We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. For example, the strengthening of the U.S. dollar compared to any of the local currencies in the markets in which we do business could over time make our products less competitive in these markets. Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations, especially between the U.S. dollar and the Euro and British pound, may have an impact on our financial results. For the nine months ended September 30, 2006, the impact from these fluctuations on our revenues, expenses, and net income was insignificant. Because our foreign subsidiaries transact business in their local currencies, gains and losses typically arise on the settlement of intercompany transactions with the corporate parent company, Informatica Corporation.
     To date, we have not engaged in any foreign currency hedging activities. We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (2) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our disclosure controls and procedures is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing,” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.”.On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. We believe that the issued claims construction order is favorable to our position on the infringement action. In response to summary judgment motions, the judge found triable issues of fact related to patent infringement and validity, thus Informatica is now preparing for trial on such actions. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remains triable issues of fact as to infringement and validity of the three remaining patents. Informatica is preparing for trial on these three of the four patents originally asserted in 2002. In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate.
     We are also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, management does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our results of operations, cash flows, and financial position for the period in which the unfavorable outcome occurs and potentially in future periods.
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
     The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic), Embarcadero Technologies, IBM (which acquired Ascential Software), Oracle (which recently acquired Sunopsis), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Cognos, Hyperion Solutions, MicroStrategy, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.
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
     For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the “general availability” version of PowerCenter 8.0, which included new products, Informatica Data Quality and Informatica Data Explorer, that deliver advanced data quality capabilities. We also announced in May the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:
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
     We also continued our international expansion efforts, which started in 2005, by opening new offices in the Asia-Pacific region, Sydney, Australia and Singapore. As the result of this international expansion, as well as the increase in our direct sales headcount in the U.S. during 2005, our sales and marketing expenses have increased accordingly during 2005 and the first half of 2006. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, and profitability. While we have experienced some increases in revenue and productivity, these increases are not yet at expected levels.
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
     We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

We have experienced reduced sales pipeline and pipeline conversion rates in prior years, which have adversely affected the growth of our company and the price of our common stock.
     In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown, which caused the amount of customer purchases to be reduced, deferred, or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004 and 2005, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate in 2005 and 2006 as a result of our increased investment in sales personnel and a gradually improving IT spending environment that has continued in 2006. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter to quarter basis and our conversion rate declined slightly in the third quarter. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.
     We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Recently, we have become a global OEM partner with Hyperion Solutions and have partnered with salesforce.com. We have also recently expanded and extended our OEM relationship with Oracle.
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
     Our software development centers in India, the Netherlands, and the United Kingdom also subject our business to certain risks, including the following risks:
▪	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

▪	communication delays between our main development center in Redwood City, California and our development centers in India, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

▪	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

▪	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.
Additionally, our international operations as a whole are subject to a number of risks, including the following:
▪	greater risk of uncollectible accounts and longer collection cycles;

▪	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

▪	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and any trade regulations ensuing unfair trade;

▪	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

▪	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Hong Kong, Korea, and Taiwan;

▪	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

▪	general economic and political conditions in these foreign markets.
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
Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
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
     During the past two years, our organizational structure has increased in complexity. For example, during 2005 and in the first quarter of 2006, we expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region only when the cash has been received and all other revenue recognition criteria have been met. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Notes in March 2006. In July 2006, we discovered a “significant deficiency” in the manner in which we accounted for the shares of Common Stock issued upon the conversion of the Notes for purposes of determining our weighted average diluted shares outstanding and diluted earnings per share. As a result, we issued a press release and filed a related Current Report on Form 8-K/A to correct the weighted average diluted shares outstanding and diluted earnings per share. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN 48 further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls.
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
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our condensed consolidated financial statements. We adopted SFAS No. 123(R) as required in the first quarter of 2006. The adoption of SFAS No. 123(R) has had and will continue to have a significant adverse impact on our condensed consolidated results of operations. See Note 3. Share-Based Payment Compensation Expense. The adoption of SFAS No. 123(R) has increased our operating expenses and reduced our operating income, net income, and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payments on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.
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
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. With the exception of 2005 and 2003, when we had net income of $33.8 million and $7.3 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $139 million as of September 30, 2006. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
The conversion provisions of our Notes could dilute the ownership interests of stockholders, and the level of debt represented by such Notes could adversely affect our liquidity and could impede our ability to raise additional capital.
     In March 2006, we issued $230 million aggregate principal amount of Notes due 2026. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.
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
     We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.
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
     The process of determining our anticipated tax liabilities involves many calculations and estimates, making the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of audits with tax authorities. We also must determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.
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
     To date we have provided a full valuation allowance against our net deferred tax assets based on our historical operating performance and our reported cumulative net losses. Based on our current expectations, it is likely that some portion of our tax attributes will be supportable by either refundable income taxes or future taxable income in 2007, resulting in a reduction of our valuation allowance. Accordingly, we expect our effective tax rate to increase significantly in 2007.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Repurchases of Equity Securities
     The following table provides information about the repurchase of our common stock during the three months ended September 30, 2006:

				(2)
			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares That May
	(1)		as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs (in thousands)
July 1 – July 31	110,000	$13.22	110,000	$16,944
August 1 – August 31	283,100	$13.85	283,100	$13,025
September 1 – September 30	—	—	—	$13,025

Total	393,100	$13.67	393,100	$13,025

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program in April 2006. It authorizes the repurchase of up to $30 million of our common stock at any time until April 2007.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMATICA CORPORATION

November 6, 2006	/s/ Earl E. Fry.

Earl E. Fry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2006

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.