Form 10-K
period 2006-12-31
INFORMATICA CORP
filed 2007-02-28
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2006
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

(650) 385-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Including associated Preferred Stock Purchase Rights)	(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $1,121,122,000 (based on the last reported sale price of $13.16 on June 30, 2006 on the NASDAQ Global Select Market).

As of January 31, 2007, there were approximately 86,500,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2006.

INFORMATICA CORPORATION

PART I

ITEM 1.	BUSINESS

Overview

Informatica Corporation (“Informatica”) is a leading provider of enterprise data integration software and services that enable organizations to gain greater business value by integrating their information assets. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives, including data migration, data consolidation, data synchronization, data warehousing, establishment of data hubs, data services, cross-enterprise data exchange, and data quality. The Informatica enterprise data integration platform enables and accelerates data integration initiatives, allowing enterprises to meet new business requirements by utilizing cost-effective information technology (“IT”) systems; to reduce overall IT expenses by extending and adapting IT systems; and to implement best practices. We have also recently introduced solutions with partners designed to meet the on-demand data needs of the software-as-a-service market. Using our products, business users gain a holistic and consistent view of their enterprise information. IT management can be more responsive to the business demands for information—despite dramatically increasing data volumes and real-time delivery requirements—and IT developers benefit from reduced time to results and significant productivity gains.

Over the last two decades, companies have made significant investments in process automation resulting in islands of data created by a variety of packaged transactional applications—such as enterprise resource planning (“ERP”), customer relationship management (“CRM”), and supply chain management (“SCM”) software—and custom operational systems deployed in various departments. The ultimate goal of deploying these applications was to make businesses more efficient through automation. However, these applications have further increased data fragmentation throughout the enterprise because they generate massive volumes of data in disparate software systems that were not designed to share data. As these systems have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, multiple data formats, multiple data definitions and, most notably, highly varied data quality.

Organizations are now finding that the strategic value of information technology goes far beyond process automation. Organizations of all sizes require information to run their business, and most information is derived from data. Operational activities generate a constant flow of data inside and outside the enterprise, but unless the various data streams can be integrated, and the quality of that data assured, the amount of real, useful business information derived from such data is limited. Companies are realizing that they must integrate a wide variety of data—structured, semi-structured, and unstructured—to support their business processes, such as providing a single view of the customer, migrating away from legacy systems to new technologies, or consolidating multiple instances of an ERP system. They are also realizing that they must implement data quality processes to measure, monitor, track, and improve the quality of data delivered to the business. The current climate of industry consolidation and corporate divestitures adds to the need facing many organizations: the need to migrate, integrate, and ensure the quality of their data.

With Informatica’s robust enterprise data integration platform, business and IT decision makers can facilitate sophisticated information delivery across the enterprise. Based on an open, platform-neutral architecture, the Informatica platform is designed to access, discover, cleanse, and integrate data from a large variety of enterprise systems, in a wide variety of formats, and deliver that data throughout the enterprise. The Informatica platform addresses the challenges of data integration as a mission-critical, enterprise-wide solution to complex problems such as migrating off of legacy systems, consolidating application instances, and synchronizing data across multiple operational systems.

We have more than 2,700 customers representing a worldwide variety of industries, ranging from high technology and financial services to manufacturing and telecommunications. We market and sell our software and services through our global direct sales force in North America (consisting of the United States and Canada), Europe (including France, Germany, the Netherlands, Switzerland, Ireland, and the United Kingdom), and Asia-Pacific (including Australia, China, Japan, India, South Korea, Singapore, and Taiwan). We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors in various regions, including Europe, Asia-Pacific, and Latin America who sublicense our products and provide services and support within their territories. More than 20 independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

We began selling our first products in 1996. Through December 31, 2006, substantially all of our revenues have been derived from the sale of our data integration products (and related services): Informatica PowerCenter, Informatica PowerExchange, Informatica Data Explorer, and Informatica Data Quality.

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

Recent Developments

On January 26, 2006, we acquired Similarity Systems Limited (“Similarity”), a provider of a software product suite that includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. We have extended our enterprise data integration platform by working to incorporate certain components of Similarity’s product suite, including its patented data quality technology.

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

On December 15, 2006, we acquired Itemfield, Inc. (“Itemfield”), an innovative provider of data transformation technologies that enable near-universal access to unstructured and semi-structured data. Incorporation of such technology extends our data integration platform to allow customers to integrate these data sources with traditional structured data sources. With the acquisition of Itemfield, Informatica gained 59 employees, based primarily in Israel and the United States.

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

For the business customer, our products deliver complete, accurate, and timely information. Our products provide near-universal access to enterprise data—structured data in databases as well as unstructured and semi-structured enterprise data locked in documents and industry-specific data formats. Our products feature the unique ability to access batch, federated, and changed data from mainframe, legacy, and relational systems and deliver that data at the frequency demanded by the business. In addition, our products provide a comprehensive data quality solution to ensure the accuracy and integrity of information delivered to the business.

For the IT manager, our products reduce risk and cost by providing a highly secure, scalable, and high performance environment, with the flexibility to deploy on a wide variety of operating systems including Windows, UNIX, Linux, and mainframe systems, including ADABAS, DB2, IMS, and VSAM. We also run on 64-bit hardware and we facilitate complete user authentication, granular privacy management, and encryption in data transport. We deliver near-linear scalability, fully parallel processing, and a unique ability to deploy a set of business logic across a heterogeneous grid of operating platforms to accommodate the most demanding of large and growing global organizations. For the IT architect, our products are based on a service-oriented architecture that is metadata-driven for flexibility and Web services enablement. Our products are fully extensible through open application program interfaces (“APIs”) and are designed to be interoperable to accommodate existing IT standards and future IT architectures.

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

Products included in the Informatica platform are summarized below:

PowerCenter 8 Standard Edition (SE) is a single, unified enterprise data integration platform that consists of a high-performance, highly available, and secure data server, a global metadata infrastructure, and a Graphical User Interface based (“GUI-based”) development and administration tools.

PowerCenter 8 Advanced Edition (AE) supports development of a wide spectrum of data integration initiatives, including Integration Competency Centers, by expanding the breadth of PowerCenter SE with Metadata Manager, a powerful metadata analysis feature, Team-based Development, and Data Analyzer, which affords Web-based reporting capabilities.

Informatica PowerExchange provides on-demand access to data in all critical enterprise data systems, including mainframe, midrange, and file-based systems, and makes it available without requiring manual coding of data extraction programs. Tightly integrated with Informatica PowerCenter, PowerExchange simplifies data integration for even the most complex data sources.

Informatica Data Explorer puts powerful, easy-to-use data profiling and mapping capabilities in the hands of the business user. Data analysts and data stewards use the software to create a complete and accurate picture of the content, quality, and structure of enterprise data, which is used as the foundation for addressing data quality enterprise-wide.

Informatica Data Quality is specifically designed to put the control of data quality processes in the hands of the business user. The software delivers powerful data cleansing, matching, and reporting and monitoring capabilities in a single solution, empowering business information owners to implement and manage effective and lasting data quality processes enterprise-wide.

Additional Options. Informatica offers 10 PowerCenter options to extend the data integration platform’s core capabilities. These options are available with either PowerCenter Standard Edition or PowerCenter Advanced Edition:

1.	Data Cleanse and Match Option supplies powerful, integrated cleansing and matching capabilities. This option corrects and removes duplicate customer data to maximize the value of an organization’s information assets.

2.	Data Federation Option provides virtual data federation services or Enterprise Information Integration (EII) capabilities. Combining traditional physical and virtual data integration approaches in a single platform, this option creates a powerful tool for delivering holistic data quickly, easily, and cost-effectively.

3.	Data Profiling Option offers comprehensive, accurate information about the content, quality, and structure of data in virtually any operational system.

4.	Enterprise Grid Option provides scalability within a grid computing environment. This option reduces the administrative overhead of supporting a grid. It also delivers optimal performance by automatically load balancing in response to runtime changes in data volumes or node utilization rates.

5.	High Availability Option provides high availability and seamless failover and recovery of all PowerCenter components. This option minimizes service interruption in the event of a hardware and/or software outage and reduces costs associated with data downtime.

6.	Mapping Generation Option provides the ability to automatically generate PowerCenter data integration mappings from best practice templates, as well as the ability to reverse-engineer existing mappings into reusable template form. This option increases developer productivity, reduces time-to-results, and simplifies the data integration lifecycle.

7.	Metadata Exchange Options coordinate technical and business metadata from data modeling tools, business intelligence tools, source and target database catalogs, and PowerCenter repositories. This family of options helps organizations leverage the time and effort already invested in defining data structures.

8.	Partitioning Option executes optimal parallel sessions by dividing data processing into subsets that run in parallel and are spread among available CPUs in a multi-processor system. This option helps organizations maximize their technology investments by enabling hardware and software to jointly scale to handle large volumes of data and users.

9.	PowerCenter Connect Options extend broad connectivity to enterprise data. This family of options eliminates the need for manually coding data extraction programs and ensures that mission-critical operational data can be leveraged across the enterprise.

10.	Pushdown Optimization Option enables data transformation processing, where appropriate, to be “pushed down” into any relational database. This option saves hardware costs by making better use of existing database assets and helps organizations cost-effectively scale to meet increased data demand.

•	Real Time Option extends PowerCenter’s capabilities to transform and process operational data in real time. This option helps organizations integrate real-time operational data with historical information stored in enterprise data warehouses, powering business processes and accelerating decision-making.

•	Unstructured Data Option expands PowerCenter’s data access capabilities to include unstructured and semi-structured data formats. This option provides organizations with virtually unlimited access to all enterprise data formats, creating a powerful tool to help organizations achieve a holistic view of data, increase IT productivity, and achieve regulatory compliance.

Services

Informatica offers a comprehensive set of services, including product-related customer support, consulting services, and education services. Through strategically located Support Centers in the United States, the United Kingdom, the Netherlands, and India, we support Informatica software deployment—be it a regional installation or a geographically-dispersed project. Informatica’s Global Customer support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “my.informatica.com.”

Our consulting services range from the initial configuration of our products with knowledge transfer to customers and partners to designing and implementing custom data integration/transformation solutions, to project audit and performance tuning services, to helping customers implement best practices for their integration competency centers (“ICCs”). ICCs are a shared IT function that enables project teams to complete data integration efforts rapidly and efficiently by following best-practice processes, leveraging the expertise of staff with integration-specific roles, and using standard technologies. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement their customized business solutions using our data integration products.

Informatica professional services consultants use a services methodology called Informatica Velocity to guide the successful implementation of our data integration software. Our services methodology reflects the best practices that Informatica has developed and refined through hundreds of successful data integration projects. Informatica Velocity covers each of the major implementation project phases, including manage, analyze, design, build, test, deploy, and operate. Where applicable, Informatica Velocity includes technical white papers as well as sample project documentation and even sample implementations (“mappings”) of specific technical solutions.

Informatica also offers a comprehensive role-based curriculum of product and solution-related education services to help our customers and strategic partners build proficiency in using our products. We have established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.

Our Strategic Partners

Informatica’s strategic partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and furnish complementary products and services to our joint customers. Our strategic business partners that resold and/or influenced more than $2,000,000 each in license and services orders in 2006 are Accenture, BearingPoint, Capgemini, Deloitte Consulting, EDS, Hewlett-Packard, Infosys, Lockheed Martin, SAP, Tata Consultancy Services, Teradata, and Wipro. Our original equipment manufacturer (“OEM”) partners that generated more than $400,000 in license revenues for us in 2006 are Hyperion and Oracle.

Our Customers

More than 2,700 companies worldwide rely on Informatica for their end-to-end enterprise data integration needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy and utilities, financial services, government and public sector, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation. No single customer accounted for 10% or more of our total revenues in 2006, 2005, or 2004.

Our Market Strategy

Broader Enterprise Data Integration: Beyond the Data Warehouse. Our goal is to be the market leader in the enterprise data integration market which includes data migration, data consolidation, data synchronization, data warehousing, the establishment of data hubs, data services, cross-enterprise data exchange, and data quality. Our strategy is to grow at a rate faster than the market by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data warehouse and data integration initiatives. We address the growing enterprise data integration market with a product set that we believe is well-suited to rapidly deliver value to our customers.

Data Quality: Strategic Product and Market Opportunity. Poor quality data has become a fundamental problem for large organizations. Data that is incomplete, inconsistent, and inaccurate leads to information that cannot be trusted to make business decisions or improve business operations. Informatica believes that improving the quality of data is an integral part of data integration and doing so involves a life-cycle-based approach to achieve optimal results. On January 26, 2006, Informatica acquired Similarity Systems Limited, a recognized technology leader in data quality. During 2006, we integrated the products acquired with Similarity into our core product line (PowerCenter) and made available new standalone versions of these new data quality products.

Horizontal Data Integration Solutions: Migration and Consolidation. The data migration phase of an application implementation, upgrade, or instance consolidation project can extend to multiple years, is often underestimated in complexity and cost, and requires rigorous project planning and significant manual effort. Detailed project planning is required because organizations have traditionally underestimated the challenges involved in the data migration process, including the quality of the data being migrated and the high cost of system maintenance, administration, and development. Organizations now increasingly recognize the need for an enterprise data integration platform to automate the data migration and consolidation of IT systems. We believe that along with our strategic system integrator partners, we can address this growing requirement by providing customers with a tailored solution, including software and services to speed the deployment of data migration and consolidation initiatives.

Informatica On Demand: Solving the Cross-Enterprise Data Integration Challenge. Today, nearly every organization must manage a growing amount of data that resides outside its own IT network. Most of this data is off-premise, within the systems and services of outsourced providers, such as information technology outsourcers (ITO) and business process outsourcers (BPO) as well as software-as-a-service (SaaS) providers. Although these outsourced services are helping to drive a new level of efficiency and agility into organizations of every size, managing the resulting outsourced enterprise data can be a challenge. For several years, Informatica has worked with leading ITO and BPO providers to ensure the data they create and manage (on behalf of an enterprise customer) can be integrated with the enterprise data that resides in on-premise systems, using PowerCenter. This past year, Informatica has made available its first in a series of intelligent connectors that enable a PowerCenter customer to access and integrate all of the data that exists within a SaaS provider’s system (off-premise) with the enterprise data that resides in its on-premise systems. This first connector has been released for the salesforce.com SaaS environment and is certified within salesforce.com’s AppExchange partner framework.

Complex Data Exchange: Integrating Additional Data Formats. Organizations are inundated with complex data that is proliferating rapidly in volume and diversity. Complex data includes unstructured data (spreadsheets, documents, print streams), semi-structured data (HL7, EDI, HIPAA, SWIFT), and complex structured data (MISMO, ACORD XML) and contains increasingly important and high-value business information. A high percentage of corporate financial information is maintained in complex data formats, such as spreadsheets. Business drivers, such as regulatory compliance (e.g., Sarbanes-Oxley) and operational efficiency, rely on high-performance, mission-critical applications that require translation among a variety of complex formats. Informatica provides translation of these complex formats to a structured format for processing and then back out to complex formats for distribution.

Customers and Developers: Leveraging Installed Base and Community to Extend Informatica’s Presence. We have an installed customer base that spans a wide range of industries. As of December 31, 2006, more than 2,700 customers worldwide and 85 of the Fortune 100 companies had licensed our products. The Informatica’s Developer Network, created in 2001, has grown to nearly 30,000 members in over 100 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica’s presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence.

Partnerships and Strategic Alliances: Extending the Ecosystem. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators, and hardware system vendors. These alliances furnish sales and marketing support, and access to required technology, while also providing complementary products and services for our joint customers. More than 300 companies help market, resell, or implement Informatica’s solution around the world. Additionally, more than 20 companies now embed our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products.

Sales, Marketing, and Distribution

We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2006, we employed 431 people in our sales and marketing organization worldwide.

Marketing programs are focused on creating awareness of Informatica and its products and services, generating interest among new customers as well as interest in new products within existing customers, documenting compelling customer references, and creating up-sell/cross-sell opportunities for our products. These programs are targeted at key executives such as chief information officers, vice presidents of IT, and vice presidents of specific functional areas, such as marketing, sales, service, finance, human resources, manufacturing, distribution, and procurement, as well as enterprise architects, and other key IT professionals focused on data integration. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing collateral that describes our products, services, and solutions, and generating qualified sales leads.

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

Research and Development

As of December 31, 2006, we employed 330 people in our research and development organization. This team is responsible for the design, development, and release of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with a product-marketing manager from our marketing department, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.

Approximately 40% of Informatica’s research and development team is based in the United States and the remainder is based in India, Ireland, Israel, the Netherlands, and the United Kingdom. The international development teams are focused on development and quality assurance work of our data integration technologies. Our international development effort is intended to increase development productivity and deliver innovative product capabilities. Our research and development expenditures were $55.0 million in 2006, $42.6 million in 2005, and $51.3 million in 2004.

Future Revenues (New Orders, Backlog, and Deferred Revenue)

Our future revenues are dependent upon (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at December 31, 2006 were approximately $118.1 million compared to $104.2 million at December 31, 2005. This increase in 2006 was primarily due to an increase in deferred maintenance revenues and, to a lesser extent, an increase in license orders awaiting shipment, and shipped orders where revenue is recognized upon cash receipt. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly-changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as vendors of point integration solutions typically used for departmental deployment, including Embarcadero Technologies, Group 1 Software, IBM, SAS Institute, and Ab Initio, as well as various other privately held companies. We also compete with business intelligence vendors that offer data integration solutions for their combined data warehousing and business intelligence offerings, such as Business Objects, and to a lesser degree, Cognos and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. With regard to Data Quality, we compete against Trillium, SAS Institute, as well as various other privately held companies.

We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including neutrality, dependability, innovation, quality of products, services, support, and versatility.

We believe that we currently compete favorably with respect to the above factors. For a further discussion of our competition, see “Risk Factors—If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline” in Item 1A.

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and third quarters of the year and seasonally strong demand in the fourth quarter. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.

Intellectual Property and Other Proprietary Rights

Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 14 patents granted in the United States, one patent granted in the European Union, 1 patent granted in Ireland, 7 patent applications pending in the United States, and 16 corresponding international patent applications pending.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.

Employees

As of December 31, 2006, we had a total of 1,221 employees, including 330 people in research and development, 431 people in sales and marketing, 318 people in consulting, customer support, and education services, and 142 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

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

The market for our products is highly competitive, quickly evolving, and subject to rapidly-changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic), Embarcadero Technologies, IBM (which acquired Ascential Software), Oracle (which acquired Sunopsis), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

We believe we currently compete on the basis of the breadth and depth of our products’ functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy or bundle data integration technology at no cost to the customer or at deeply discounted prices. These difficulties may increase as larger companies target the data integration market. As a result, increased competition and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.

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

For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the generally available version of PowerCenter 8, which included new products, Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. We also announced in May the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

■	delay in completion, launch, delivery, or availability;

■	delay in customer purchases in anticipation of new products not yet released;

■	product quality issues, including the possibility of defects;

■	market confusion based on changes to the product packaging and pricing as a result of a new product release;

■	interoperability issues with third-party technologies;

■	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

■	loss of maintenance revenues from existing customers that do not upgrade or migrate.

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

Moreover, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter.

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

We began expanding our international operations in 2005 and we have recently opened new sales offices in Brazil, China, India, Japan, South Korea and Taiwan. As a result of this international expansion, as well as the increase in our direct sales headcount in the U.S. during 2005, our sales and marketing expenses have increased accordingly during 2005 and 2006. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, and profitability. While we have experienced some increases in revenue and productivity in the United States, we have not yet achieved such increases in productivity internationally.

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

In 2002, we experienced a reduced conversion rate of our overall license pipeline, primarily as a result of the general economic slowdown, which caused the amount of customer purchases to be reduced, deferred, or cancelled. In the first half of 2003, we continued to experience a decrease in our sales pipeline as well as our pipeline conversion rate, primarily as a result of the negative impact of the war in Iraq on the capital spending budgets of our customers, as well as the continued general economic slowdown. While the U.S. economy improved in the second half of 2003 and in 2004 and 2005, we experienced, and continue to experience, uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate in 2005 and 2006 as a result of our increased investment in sales personnel and a gradually improving IT spending environment that continued in 2006. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter to quarter basis and our conversion rate declined slightly in the third quarter of 2006 before increasing in the fourth quarter of 2006. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

Although our strategic partnership with IBM’s Business Consulting Services (“BCS”) group has been successful in the past, IBM’s acquisition of Ascential Software may make it more critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, may also make such strengthening with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

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

We have significant operations outside the United States, including software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom, sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific, and customer support centers in India, the Netherlands, and the United Kingdom. Additionally, we have recently opened sales offices in Brazil, China, India, Japan, South Korea, and Taiwan, and we plan to continue to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs, and in order to meet the requirements of certain markets, particularly some in Asia, our product must be double-byte enabled. Developing internationalized versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in internationalizing products and in testing whether these internationalized products will be accepted in the target countries. We cannot ensure that our internationalization efforts will be successful.

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

Our software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom also subject our business to certain risks, including the following risks:

■	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

■	communication delays between our main development center in Redwood City, California and our development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

■	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

■	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

Additionally, our international operations as a whole are subject to a number of risks, including the following:

■	greater risk of uncollectible accounts and longer collection cycles;

■	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

■	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

■	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

■	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Hong Kong, South Korea, and Taiwan;

■	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

■	general economic and political conditions in these foreign markets.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report’s assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

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

During the past two years, our organizational structure has increased in complexity. For example, during 2005 and 2006, we expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Notes in March 2006. In July 2006, we discovered a “significant deficiency” in the manner in which we accounted for the shares of Common Stock issued upon the conversion of the Notes for purposes of determining our weighted average diluted shares outstanding and diluted earnings per share. As a result, we issued a press release and filed a related Current Report on Form 8-K/A to correct the weighted average diluted shares outstanding and diluted earnings per share. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of Financial Accounting Standards Board Interpretations (“FIN 48”) No. 48, Accounting for Uncertainty in Income Taxes, further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

■	our customers’ budgetary constraints and internal acceptance review procedures;

■	the timing of our customers’ budget cycles;

■	the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

■	our customers’ concerns about the introduction of our products or new products from our competitors; or

■	potential downturns in general economic or political conditions that could occur during the sales cycle.

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

We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. We continue to experience changes in members of our senior management team with the addition of Brian Gentile, Executive Vice President and Chief Marketing Officer responsible for worldwide marketing. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.

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

The market for software products that enable more effective business decision-making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, and single view projects. The use of packaged software solutions to address the needs of the broader data integration market is relatively new and is still emerging. Additionally, we expect growth in the areas of data quality and on-demand (SaaS) offerings. Our potential customers may:

■	not fully value the benefits of using our products;

■	not achieve favorable results using our products;

■	experience technical difficulties in implementing our products; or

■	use alternative methods to solve the problems addressed by our products.

If these markets do not grow as we anticipate, we would not be able to sell as much of our software products and services as we currently expect, which could result in a decline in the price of our common stock.

If the current improvement in the U.S. and global economies does not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products.

If the U.S. economy does not continue to grow, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline. Moreover, if the economies of Europe and Asia-Pacific do not continue to grow or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations. Any further economic slowdown in Europe could adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations. Although we are investing in Asia-Pacific, there are significant risks with overseas investments and our growth prospects in Asia-Pacific are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

We rely on the sale of a limited number of products, and if these products do not achieve broad market acceptance, our revenues would be adversely affected.

To date, substantially all of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise substantially all of our revenues for the foreseeable future. If any of our products does not achieve market acceptance, our revenues and stock price could decrease. In particular, with the completion of our Similarity acquisition and our Itemfield acquisition, we intend to further integrate Similarity’s data quality technology and Itemfield’s data transformation technologies into our PowerCenter data integration product suite. Market acceptance for our current products, as well as our PowerCenter product with Similarity’s data quality technology and Itemfield’s data transformation technologies, could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

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

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors other than our operating results, including:

■	the announcement of new products or product enhancements by our competitors;

■	quarterly variations in our competitors’ results of operations;

■	changes in earnings estimates and recommendations by securities analysts;

■	developments in our industry; and

■	changes in accounting rules.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payments (including employee stock options) at fair value at the date of grant and record such expense in our consolidated financial statements. We adopted SFAS No. 123(R) as required in the first quarter of 2006. The adoption of SFAS No. 123(R) has had and will continue to have a significant adverse impact on our consolidated results of operations. See subsection, Share-Based Payments in Note 2, Summary of Significant Accounting Policies. The adoption of SFAS No. 123(R) has increased our operating expenses and reduced our operating income, net income, and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payments on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.

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

We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. With the exception of 2006, 2005, and 2003, when we had net income of $36.2 million, $33.8 million and $7.3 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $125.1 million as of December 31, 2006. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. See Note 16. Litigation in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

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

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:

■	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us, or at all;

■	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

■	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

■	we may be forced to discontinue the sale of some or all of our products.

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

To date, we have provided a full valuation allowance against our net deferred tax assets based on our historical operating performance and our cumulative net losses. Our tax rate in 2006 was significantly reduced through the realization of these deferred tax assets. Based on our current expectations, it is likely that some portion of our deferred tax assets will be supportable by either refundable income taxes or future taxable income. A majority of the remaining deferred tax assets is stock option related, the benefit of which is recorded in stockholders’ equity. These deferred tax assets will not provide a reduction in the Company’s effective tax rate. Accordingly, we expect our effective tax rate to increase in 2007.

We may not successfully integrate Similarity’s or Itemfield’s technologies, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisitions, which could adversely affect our operating results and cause the price of our common stock to decline.

In January 2006, we acquired Similarity, a provider of business-focused data quality and profiling solutions, and in December 2006, we acquired Itemfield, a provider of data transformation technologies. The successful integration of Similarity’s and Itemfield’s technologies, employees, and business operations will place an additional burden on our management and infrastructure. These acquisitions, and any others we may make in the future, will subject us to a number of risks, including:

■	the failure to capture the value of the businesses we acquired, including the loss of any key personnel, customers, and business relationships;

■	any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms;

■	the assumption of any contracts or agreements from Similarity and/or Itemfield that contain terms or conditions that are unfavorable to us; and

■	the potential impairment of our goodwill and a need for a subsequent write-off or write-down of our goodwill balance based upon a failure to meet our revenue goals and objectives in the future in relation to our company market value.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Similarity acquisition, our Itemfield acquisition, or any future acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

We may engage in future acquisitions or investments that could dilute our existing stockholders or cause us to incur contingent liabilities, debt, or significant expense.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006 we announced our acquisition of Similarity, and in December 2006 we announced our acquisition of Itemfield. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, and potential product liability issues related to the acquired products.

We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.

We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy many of these leases. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 7. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We are in the process of preparing a detailed disaster recovery plan. Recently some of our facilities in Asia experienced disruption as a result of the December 2006 earthquake off the coast of Taiwan, which caused a major fiber outage throughout the surrounding regions. The outage affected network and Voice-Over-Internet Protocol (“VOIP”) connectivity, which has been restored to acceptable levels, though not completely to the pre-earthquake levels. Such disruption can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake reoccurs, it could again disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2006 fiscal year and that remained unresolved.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a leased facility at the Seaport Plaza in Redwood City, California and consist of approximately 159,000 square feet; the lease will expire in December 2007 (with a three-year renewal option). The facility is used by our administrative, sales, marketing, product development, customer support, and services groups.

We also occupy additional leased facilities in the United States including offices located in Austin and Plano, Texas; Chicago, Illinois; and New York, New York, which are primarily used for sales, marketing, services and, to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Toronto, Canada; Paris, France; Frankfurt and Munich, Germany; Nieuwegein, the Netherlands; Maidenhead, the United Kingdom; Sydney, Australia; Beijing, China; Seoul, South Korea; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; and Singapore. We also leased facilities in Bangalore, India where our offices are primarily used for product development. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through February 2010. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We also lease certain facilities that we no longer occupy because they exceed our current requirements. Currently, we sublease these facilities to third parties. See Note 7. Facilities Restructuring Charges, and Note 9. Commitments and Contingencies of Notes to the Consolidated Financial Statements in Item 8 of this Report.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. The court will resume consideration of whether to grant final approval to the settlement following further appellate review, if any, of the decision in In re Initial Public Offering Securities Litigation,       F.3d      , 2006 WL 3499937 (2d Cir. Dec. 5, 2006).

On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. We believe that the issued claims construction order is favorable to our position on the infringement action. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remain triable issues of fact as to infringement and validity of the three remaining patents. On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent. Informatica is preparing for trial, which has been set for March 12, 2007, on the remaining two patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002. In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2007:

Name	Age	Position(s)
Sohaib Abbasi	50	Chairman of the Board, Chief Executive Officer and President

Earl Fry	48	Chief Financial Officer, Executive Vice President, and Secretary

Paul Hoffman	56	Executive Vice President, Worldwide Field Operations

Girish Pancha	42	Executive Vice President, Products

Brian Gentile	43	Chief Marketing Officer, Executive Vice President of Marketing

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

Mr. Hoffman joined us as Executive Vice President, Worldwide Sales in January 2005. Mr. Hoffman was Executive Vice President of Worldwide Sales at Cassatt Corporation from August 2003 to December 2004. From April 1999 to June 2003, Mr. Hoffman was Vice President of the Americas at SeeBeyond Technology Corporation. He served as Vice President Worldwide Sales for Documentum from September 1996 to April 1999. Mr. Hoffman also spent 10 years at Oracle Corporation in senior sales management and executive-level positions, including the Vice President of Worldwide Operations. Mr. Hoffman holds a B.S. degree in finance from Fairfield University.

Mr. Pancha was an early employee of Informatica, serving in engineering management roles from November 1996 to October 1998. Mr. Pancha left in 1998 to co-found Zimba, a developer of mobile applications providing real-time access to corporate information via voice, wireless, and Web technologies. Upon Informatica’s acquisition of Zimba in August 2000, Mr. Pancha rejoined us as Vice President and General Manager of the Platform Business Unit. In August 2002, he became Senior Vice President of Products. In August 2003, Mr. Pancha was promoted to Executive Vice President. Prior to Informatica, Mr. Pancha spent eight years in various development and management positions at Oracle. Mr. Pancha holds a B.S. degree in electrical engineering from Stanford University and an M.S. degree in electrical engineering from the University of Pennsylvania.

Mr. Gentile joined Informatica in March 2006.  Most recently, Mr. Gentile was Senior Vice President and Chief Marketing Officer at Aspect Communications from 2004 to 2006. Before joining Aspect, Mr. Gentile was Executive Vice President and Chief Marketing Officer at Brio Software from 2001 to 2003. He also served as Vice President of Global Marketing at Ariba from 2000 to 2001. Additionally, Mr. Gentile held two executive positions at Sun Microsystems. He also spent nearly nine years at Apple Computer in a variety of sales and technical marketing assignments. Mr. Gentile holds a B.S. degree in business administration from the University of Arizona and an M.B.A. degree from Arizona State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is listed on the NASDAQ Global Select Market under the symbol “INFA.” Our initial public offering was April 29, 1999 at $4.00 per share (adjusted for stock splits in the form of stock dividends in February 2000 and November 2000). The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the NASDAQ Global Select Market during the last two fiscal years.

	High	Low
Year ended December 31, 2006:
Fourth quarter	$14.29	$11.37
Third quarter	$16.24	$11.60
Second quarter	$17.00	$12.40
First quarter	$17.07	$11.98

Year ended December 31, 2005:
Fourth quarter	$12.63	$10.20
Third quarter	$12.54	$8.35
Second quarter	$9.02	$7.23
First quarter	$8.50	$6.99

Holders of Record

At January 31, 2007, there were approximately 141 stockholders of record of our common stock, and the closing price per share of our common stock was $12.56. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In March 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due in 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,062 shares of our common stock concurrently with the offering of the Notes.

In April 2006, the Board of Directors authorized us to repurchase of up to $30 million of our common stock at any time until April 2007. The following table provides information about the repurchase of our common stock for the 9 months ended December 31, 2006. See Note 10. Stockholders’ Equity in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

				(2)
				Approximate
				Dollar Value of
			Total Number of	Shares
			Shares Purchased	That May Yet
	(1)		as Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs
				(in thousands)

April 24 - April 30	145,000	$15.76	145,000	$27,714
May 1 - May 31	660,000	$14.12	660,000	$18,398
June 1 - June 30	-	$-	-	$18,398
July 1 - July 31	110,000	$13.22	110,000	$16,944
August 1 - August 31	283,000	$13.85	283,000	$13,025
September 1 - September 30	-	$-	-	$13,025
October 1 - October 31	295,000	$12.53	295,000	$9,328
November 1 - November 30	640,000	$12.36	640,000	$1,416
December 1 - December 31	-	$-	-	$1,416

Total	2,133,000	$13.40	2,133,000

(1)	All shares repurchased in open-market transactions under the repurchase program.
(2)	We announced the repurchase program in April 2006. It authorizes the repurchase of up to $30 million of our common stock at any time until April 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto included in Part II Item 8, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2006, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Selected Consolidated Statements of Operations Data:
Revenues:
License	$146,092	$120,182	$97,941	$94,590	$99,943
Service	178,506	147,249	121,740	110,943	95,498

Total revenues	324,598	267,431	219,681	205,533	195,441

Cost of revenues:
License	6,978	4,465	3,778	3,139	6,185
Service (1)	58,402	46,801	40,346	38,856	39,250
Amortization of acquired technology	2,118	922	2,322	1,031	1,040

Total cost of revenues	67,498	52,188	46,446	43,026	46,475

Gross profit	257,100	215,243	173,235	162,507	148,966
Operating expenses:
Research and development (1)	54,997	42,585	51,322	47,730	45,836
Sales and marketing (1)	138,851	118,770	94,900	86,810	86,770
General and administrative (1)	28,187	20,583	20,755	20,921	20,286
Amortization of intangible assets	653	188	197	147	100
Facilities restructuring charges	3,212	3,683	112,636	-	17,030
Purchased in-process research and development	1,340	-	-	4,524	-

Total operating expenses	227,240	185,809	279,810	160,132	170,022

Income (loss) from operations	29,860	29,434	(106,575)	2,375	(21,056)
Interest income and other, net	11,823	6,544	3,391	7,059	6,363

Income (loss) before income taxes	41,683	35,978	(103,184)	9,434	(14,693)
Income tax provision	5,477	2,174	1,220	2,124	921

Net income (loss) (2)	$36,206	$33,804	$(104,404)	$7,310	$(15,614)

Basic net income (loss) per common share (2)	$0.42	$0.39	$(1.22)	$0.09	$(0.20)
Diluted net income (loss) per common share (2)	$0.39	$0.37	$(1.22)	$0.09	$(0.20)
Shares used in computing basic net income (loss) per common share	86,420	87,242	85,812	82,049	79,753
Shares used in computing diluted net income (loss) per common share	92,942	92,083	85,812	85,200	79,753

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$120,491	$76,545	$88,941	$82,903	$105,590
Short-term investments	280,149	185,649	152,160	140,890	130,285
Restricted cash	12,016	12,166	12,166	12,166	12,166
Working capital (3)	309,949	187,759	173,816	167,011	180,750
Total assets	696,765	441,022	409,768	402,808	365,194
Long-term obligations, less current portion	-	-	-	-	-
Total stockholders’ equity	227,163	222,730	195,722	289,599	252,403

(1)	Amortization of stock-based compensation has been reclassified for periods prior to December 31, 2004 to cost of service revenues, research and development, sales and marketing, and general and administrative expense.

(2)	In fiscal 2006, net income and net income per share include the impact of SFAS 123(R) stock-based compensation ($4.1 million and $14.1 million for three and twelve months ended December 31, 2006, respectively), neither of which were present in prior years. See Note 2. Summary of Significant Accounting Polices.

(3)	A portion of deferred revenues has been reclassified to long-term for periods prior to December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, and stock-based compensation and share-based payments; provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; expected savings from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses from companies making our technology available as part of their own on-demand offerings. Most of our international sales have been in Europe, and revenue outside of Europe and North America has comprised 6% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.

We license our software and provide services to many industry sectors, including energy and utilities, financial services, insurance, government and public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.

In 2006, our total revenues grew 21% to $324.6 million and we generated net income of $36.2 million, or $0.39 per diluted share. The increase in license revenues was a result primarily of an increase in the average size of our transactions and, to a lesser extent, an increase in volume of transactions and an increase in international license revenues. The increase in service revenues was primarily from increased maintenance revenues driven by strong renewals from our expanding customer base, coupled with contribution from the new releases of existing products.

On January 26, 2006, we acquired Similarity Systems Limited (“Similarity”), a provider of a software product suite that includes data profiling, data standardization, data cleansing, data matching, and data quality monitoring. We have extended our enterprise data integration platform by working to incorporate certain components of Similarity’s product suite, including its patented data quality technology.

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

On December 15, 2006, we acquired Itemfield, Inc. (“Itemfield”), a private company, pursuant to a Merger Agreement. Under the Merger Agreement, Itemfield stockholders, non-employee option holders and certain employees are entitled to receive $52.1 million in cash. In addition, the options held by Itemfield employees were assumed by Informatica and converted into options to purchase approximately 158,000 shares of Informatica common stock valued on the date of close at approximately $1.9 million. Itemfield’s data transformation technologies enable near-universal access to unstructured and semi-structured data. Incorporation of such technology extends our data integration platform to allow customers to integrate these data sources with traditional structured data sources. With the acquisition of Itemfield, Informatica gained 59 employees, based primarily in Israel and the United States.

Because our market is a dynamic one, we face both significant opportunities and challenges. As such, we focus on several key factors:

•	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost-savings by solving data integration challenges through customer hand-coded development. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Business Objects’ acquisition of FirstLogic, and Oracle’s acquisition of Sunopsis) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

•	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example, in May 2006, we delivered the generally available release of PowerCenter 8, which included new products, Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. In September 2006, we delivered general availability of the PowerCenter Connect for salesforce.com to enable joint customers to integrate data managed by salesforce.com. Also, in November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

•	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and they are likely to do so in the future. We typically recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter although such fluctuations are mitigated by backlog orders entering into a quarter. Seasonally, in recent years, the fourth quarter has generated the highest level of license revenue and order backlog, and we have generally had lower levels of demand for our software products and services in the first and third quarters. Additionally, our consulting and education services have sometimes been negatively impacted in the fourth quarter and first quarter due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.

To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide and the targeting of our sales force and distribution channel on new products.

We are concentrating on expanding and extending our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, as well as strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In addition to becoming a global OEM partner with Hyperion Solutions and partnering with salesforce.com, we expanded and extended our OEM relationship with Oracle. See “Risk Factors -- We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Item 1A. Additionally, our alliance managers have developed and continue to add new strategic partnerships with vendors in the on-demand market. In 2006, we formalized our relationship with Deloitte Consulting and jointly went to market with its Enterprise Risk Services practice and our Data Quality products. We also expanded our market reach with new reseller agreements with Teradata and Sun Microsystems.

We have also broadened our distribution efforts. In 2006, we continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have also continued expanding our international sales presence by opening new offices and increasing headcount. This included opening sales offices in Brazil, China, India, Japan, South Korea and Taiwan. We also established training partnerships in India, Latin America and the United States to provide hands-on product training for customers and partners. As the result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased accordingly during 2005 and 2006. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, or profitability. While we have experienced some increases in revenue and productivity in the United States, we have not yet achieved such increases in productivity internationally.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, accounting for income taxes, accounting for impairment of goodwill, acquisitions, and share-based payment compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 2. Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature. For other authoritative literature, see the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized each period.

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

Facilities Restructuring Charges

During the fourth quarter of 2004, we recorded significant charges (the 2004 Restructuring Plan) related to the relocation of our corporate headquarters to take advantage of more favorable lease terms and reduced operating expenses. In addition, we significantly increased the 2001 restructuring charges (the 2001 Restructuring Plan) in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges as a result of our decision to relocate our corporate headquarters. The accrued restructuring charges represent gross lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms.

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

If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 7. Facilities Restructuring Charges in Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We have periodically updated the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.

     Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We also account for any income tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect, if any, that the adoption of FIN 48 will have on our financial position and results of operations. As a result of FIN 48, we could have greater volatility in our effective tax rate in the future.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation, and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years 2006, 2005, and 2004 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

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

Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements, trade names, non-compete agreements, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Share-Based Payments

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

We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $3.0 million increase in the fair value of options granted during the year ended December 31, 2006. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. In the fourth quarter of 2006, we determined that the estimated forfeiture rate for unvested options required an adjustment due to changes in retention rates, changes in the stock price, and other factors that generally increase an employee’s expected length of service. We lowered our forfeiture rate from 18% during the nine months period ended December 31, 2006 to 16% in the three months ended December 31, 2006, primarily due to changes in historical employee termination rates. As a result of this change, our stock-based compensation increased approximately $0.4 million for the three months ended December 31, 2006. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises/cancellations of vested/unvested options that remain outstanding. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2006	2005	2004

Revenues:
License	45%	45%	45%
Service	55	55	55

Total revenues	100	100	100

Cost of revenues:
License	2	2	2
Service	18	18	18
Amortization of acquired technology	1	-	1

Total cost of revenues	21	20	21

Gross margin	79	80	79
Operating expenses:
Sales and marketing	43	44	43
Research and development	17	16	23
General and administrative	9	8	10
Amortization of intangible assets	-	-	-
Purchased in-process research and development	-	-	-
Restructuring charges	1	1	52

Total operating expenses	70	69	128

Income (loss) from operations	9	11	(49)
Interest income and other, net	4	3	2

Income (loss) before income taxes	13	14	(47)
Income taxes provision	2	1	1

Net income (loss)	11%	13%	(48)%

Net income, as a percentage of revenue, dropped by 4% in the year ended December 31, 2006 to include the impact of SFAS 123(R) stock-based compensation.

Revenues

Our total revenues were $324.6 million in 2006 compared to $267.4 million in 2005 and $219.7 million in 2004, representing growth of $57.2 million, or 21%, in 2006 from 2005 and $47.7 million, or 22%, in 2005 from 2004.

The following table and discussion compares our revenues by type for the three years ended December 31, 2006:

				Percentage Change
				2005	2004
	Years Ended December 31,			to	to
	2006	2005	2004	2006	2005
	(In thousands, except percentages)

License	$146,092	120,182	97,941	22%	23%
Service revenues:
Maintenance	124,955	103,573	87,470	21%	18%
Consulting and education	53,551	43,676	34,270	23%	27%

Total service revenues	178,506	147,249	121,740	21%	21%

Total revenues	$324,598	267,431	219,681	21%	22%

Our license revenues increased to $146.1 million in 2006 compared to $120.2 million in 2005 and $97.9 million in 2004, representing growth of $25.9 million, or 22%, in 2006 from 2005, and $22.3 million, or 23%, in 2005 from 2004. The increase in license revenues in 2006 from 2005 was primarily due to an increase in the average size of our transactions and to a lesser extent was due to an increase in volume of transactions and an increase in international license revenues. The increase in license revenues in 2005 from 2004 was primarily due to an increase in both the volume and the average size of our transactions, and an increase in international license revenues. Previously, we did not include upgrades, which were not part of the post-contract services, in the determination of the average transaction amount. We provide the upgrades that are part of the post-contract services to our customers at no additional charge. Given the increased value and breadth of upgrades especially related to PowerCenter 8, we are now including upgrades in the calculation of the average transaction amount. The average transaction amount for orders greater than $100,000 in 2006, including upgrades, increased to $332,000 from $315,000 and $299,000 in 2005 and 2004, respectively. The number of transactions greater than $1.0 million increased to 25 in 2006 from 17 in 2005 and 11 in 2004. We believe that the increase in average transaction amount is primarily the result of larger deployments by customers and continued growth in the broader data integration market.

Service Revenues

Maintenance Revenues

Maintenance revenues increased to $125.0 million in 2006 from $103.6 million in 2005 and $87.5 million in 2004, representing growth of $21.4 million, or 21% in 2006 from 2005 and $16.1 million, or 18% in 2005 from 2004. These increases in maintenance revenues in 2006 and 2005 were primarily due to consistently strong renewals of maintenance contracts in 2006 and 2005, coupled with the continually increasing size of our customer base. For 2007, based on our growing installed customer base, we expect maintenance revenues to increase from the 2006 levels.

Consulting and Education Services Revenues

Consulting and education services revenues were $53.6 million in 2006, $43.7 million in 2005, and $34.3 million in 2004. The $9.9 million, or 23%, increase in 2006 compared to 2005 was primarily due to an increase in demand and an increase in capacity to meet the demand in consulting services in North America, Europe, and Latin America. The $9.4 million, or 27%, increase in 2005 compared to 2004 was primarily due to an increase in demand and an increase in capacity to meet the demand in consulting and education services in North America. For 2007, we expect to maintain our current utilization rate and continue to add overall consulting capacity, and thus we expect revenues from consulting and education services to increase from the 2006 levels.

International Revenues

Our international revenues were $97.9 million in 2006, $82.3 million in 2005, and $63.1 million in 2004, representing an increase of $15.6 million, or 19%, in 2006 from 2005 and an increase of $19.2 million, or 30%, in 2005 from 2004.

The $15.6 million increase in 2006 from 2005 in international revenues was primarily due to our continued expansion in Europe, Asia Pacific, and Latin America. The $19.2 million increase in 2005 from 2004 in international revenues was primarily due to our continued expansion in Europe and Asia Pacific. For 2007, we expect international revenues as a percentage of total revenue to be relatively consistent with, or increase slightly from, the 2006 levels.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Cost of license revenues	$6,978	$4,465	$3,778	56%	18%
Cost of service revenues	58,402	46,801	40,346	25%	16%
Amortization of acquired technology	2,118	922	2,322	130%	(60)%

Total cost of revenues	$67,498	$52,188	$46,446	29%	12%

Cost of license revenues, as a percentage of license revenues	5%	4%	4%	1%	- %
Cost of service revenues, as a percentage of service revenues	33%	32%	33%	1%	(1)%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $7.0 million in 2006, $4.5 million in 2005, and $3.8 million in 2004 representing approximately 5%, 4%, and 4% of license revenues in 2006, 2005, and 2004, respectively. The $2.5 million, or 56% increase in 2006 over 2005 was primarily due to $1.6 million write off of licensed technology and higher transaction volumes for sales of royalty bearing products. The $0.7 million, or 18%, increase in 2005 from 2004 was primarily due to higher transaction volumes for sales of royalty bearing products. For 2007, we expect the cost of license revenues as a percentage of license revenues to return to pre-2006 levels at approximately 4% of license revenues.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists mainly of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of developing course curriculum and providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues was $58.4 million in 2006, $46.8 million in 2005, and $40.3 million in 2004, representing 33%, 32%, and 33%, of services revenue in 2006, 2005, and 2004, respectively. The $11.6 million or 25% increase in 2006 from 2005 was primarily due to headcount growth in customer support, professional services, and education service groups which grew from 272 in 2005 to 318 in 2006. The $6.5 million or 16% increase in 2005 from 2004 was primarily due to headcount growth in the customer support, professional service, and education service groups from 200 in 2004 to 272 in 2005. For 2007, we expect the cost of service revenues, in absolute dollars, to increase from the 2006 levels due in large part to headcount increases associated with increased service revenues. As a percentage of service revenues, we expect the cost of service revenues to remain relatively consistent with 2006 levels.

Amortization of Acquired Technology

Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology totaled $2.1 million, $0.9 million, and $2.3 million in 2006, 2005, and 2004, respectively. The $1.2 million or 133% increase in 2006 from 2005 was primarily due to certain developed technology acquired in our 2006 acquisition of Similarity. The $1.4 million or 60% decrease in 2005 from 2004 was primarily due to certain developed technology acquired in our 2003 acquisition of Striva being fully amortized as of December 31, 2004. For 2007, we expect amortization of acquired technology to be approximately $2.8 million including the amortization resulting from the Similarity and Itemfield acquisitions. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.

Operating Expenses

Research and Development

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Research and development	$54,997	$42,585	$51,322	29%	(17)%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. The $12.4 million or 29% increase in 2006 from 2005 was primarily due to $4.0 million increase in personnel-related cost including travel-related and equipment-related expense, as a result of headcount increasing from 259 in 2005 to 330 in 2006. Most of the headcount increase was related to the acquisitions of Similarity and Itemfield. Also contributing to this increase was an increase of $3.6 million in legal expenses related to the Business Objects lawsuit, a $2.6 million increase in stock-based compensation, and a $1.4 million increase in consulting services. The $8.7 million or 17% decrease in 2005 from 2004 was primarily due to a $8.1 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan and a $1.7 million decrease in stock-based compensation and was partially offset by a $0.9 million increase in personnel-related costs including travel-related and equipment-related expenses, as a result of headcount increasing from 238 in 2004 to 259 in 2005. Research and development expenses represented 17%, 16%, and 23% of total revenues in 2006, 2005, and 2004, respectively. To date, all software and development costs have been expensed since they were incurred prior to the establishment of technological feasibility. For 2007, as a percentage of total revenues, we expect the research and development expenses to remain relatively consistent with 2006 levels.

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Sales and marketing	$138,851	$118,770	$94,900	17%	25%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonus, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. The $20.1 million or 17% increase was primarily due to headcount growth from 362 in 2005 to 431 in 2006. In 2006, personnel-related costs, including salaries and wages, travel-related and equipment-related expenses and telecommunication expenses increased by $11.9 million, stock-based compensation increased by $4.7 million, marketing program related spending increased by $1.9 million, facilities expense increased by $0.6 million with the opening of new offices, and the costs for outside services increased by $0.7 million. The $23.9 million, or 25%, increase in 2005 from 2004 was primarily due to headcount growth from 296 in 2004 to 362 in 2005. In 2005, personnel-related costs, including salaries and wages, travel-related and equipment-related expenses, and telecommunication expenses increased by $13.3 million, sales commissions increased by $9.5 million, marketing programs spending increased by $1.1 million, and costs for outside services including lead generation costs and costs associated with opening new offices in Asia-Pacific increased by $1.0 million. These increases were partially offset by a $1.0 million decrease in deferred stock-based compensation. Sales and marketing expenses represented 43%, 44%, and 43% of total revenues in 2006, 2005, and 2004, respectively. For 2007, we expect the sales and marketing expenses, as a percentage of total revenues, to slightly decrease from the 2006 levels. We also expect the percentage of total revenues represented by sales and marketing expenses to fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

General and administrative	$28,187	$20,583	$20,755	37%	(1)%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services.

General and administrative expenses increased by $7.6 million or 37% in 2006 from 2005. The most significant factor driving this increase was stock-based compensation, which increased by $4.7 million over 2005. Personnel-related costs, including salaries and wages, travel-related and equipment-related expenses and telecommunication expenses increased by $2.0 million due to headcount increases from 117 in 2005 to 142 in 2006. Outside services, which consists of legal, accounting, and tax services, increased by $1.0 million in 2006 over 2005. The increase in personnel-related costs and outside services continues to be driven by compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). General and administrative expenses decreased slightly to $20.6 million in 2005 from $20.8 million in 2004. The $0.2 million or 1% decrease in expenses in 2005 from 2004 was primarily due to a $1.6 million decrease in facilities and related overhead costs in connection with the 2004 Restructuring Plan, which was partially offset by a $0.9 million increase in personnel-related costs and a $0.5 million increase in fees paid to professional service providers. The increase of personnel related costs and professional service fees was primarily due to additional costs of compliance with Sarbanes-Oxley. General and administrative expenses represented 9%, 8%, and 10% of our total revenues in 2006, 2005, and 2004, respectively. For 2007, we expect the general and administrative expenses as a percentage of total revenues to remain relatively consistent with, or decline slightly from, the 2006 levels.

Purchased In-Process Research and Development (IPR&D)

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except percentages)

Purchased in-process research and development	$1,340	$-	$-

In 2006, in conjunction with our acquisition of Similarity, we recorded IPR&D charges of $1.3 million. The IPR&D charges were associated with software development efforts in process at the time of the acquisition that had not yet achieved technological feasibility, and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third party appraiser through established valuation techniques. We did not incur any IPR&D charges in relation to the Itemfield acquisition.

We may further incur IPR&D expense in the future to the extent we make additional acquisitions.

Facilities Restructuring Charges

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
		(In thousands, except percentages)

Facilities restructuring charges	$3,212	$3,683	$112,636	(13)%	(97)%

In 2006, we recorded $3.2 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $4.3 million of accretion charges and a $0.2 million charge for amortization of tenant improvements, offset by an adjustment to reflect a $1.3 million increase in our assumed sublease income. See Note 7. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Item 8 of this Report.

As of December 31, 2006, $83.8 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

In 2005, we subleased an additional 86,000 square feet of office space at the Pacific Shores Center for the lease terms expiring in 2008 and 2013. In 2005, we subleased the remainder of our excess facilities in connection with our 2004 and 2001 facilities restructuring for durations that are generally less than the remaining lease terms.

2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $9.7 million in 2006, $13.9 million in 2005, and no net cash payments in 2004. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2006, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

2001 Restructuring Plan. Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $4.0 million, $4.4 million and $4.5 million in 2006, 2005, and 2004, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2006 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

Our results of operations has been positively affected since 2004 by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. These combined savings were approximately $10 to $11 million annually compared to 2004, after accretion charges, and we anticipate that they will continue in 2007, 2008 and 2009.

In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 7. Facilities Restructuring Charges of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Interest income	$18,188	$7,256	$3,503	151%	107%
Interest expense	(5,782)	-	(54)	* %	(100)%
Other expense, net	(583)	(712)	(58)	(18)%	1,128%

	$11,823	$6,544	$3,391	81%	93%

* Percentage is not meaningful

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash and foreign exchanges transaction gains and losses and, to a lesser degree, interest expenses. Interest income and other, net was $11.8 million, $6.5 million, and $3.4 million in 2006, 2005, and 2004, respectively. The increase of $5.3 million, or 81%, in 2006 from 2005 was primarily due to increase in cash flows from operating activities as well as an increase in investment yields from the interest bearing instruments and increases in our average cash, cash equivalent, and short-term investment balances from the proceeds of the Notes, partially offset by the related interest expense, compared to 2005. The increase of $3.2 million, or 93%, in 2005 from 2004 was primarily due to an increase in investment yields from these interest bearing instruments and increases in our average cash, cash equivalent, and short-term investment balances compared to 2004, offset by $0.6 million in foreign exchange losses in 2005. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision

	Years Ended December 31,
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Income tax provision	$5,477	$2,174	$1,220	152%	78%

We recorded an income tax provision of $5.5 million, $2.2 million, and $1.2 million in 2006, 2005, and 2004, respectively. The expected tax provision derived by applying the federal statutory rate to our pre-tax income in 2006 differed from the income tax provision recorded primarily due to foreign withholding and income taxes, and non-deductible amortization of deferred stock-based compensation and intangibles, offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, as well as provision to return adjustments recorded as discrete items in the third and fourth quarters.

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

The expected tax provision derived by applying the federal statutory rate to our pre-tax loss in 2004 differed from the income tax provision recorded primarily due to restructuring charges not currently deductible for tax purposes, amortization of deferred stock-based compensation and intangibles, foreign withholding and income taxes, and federal alternative minimum taxes partially offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized and the benefit from provision to return adjustments recorded as a discrete event in the third quarter.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of December 31, 2006, we had $400.6 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases. In January 2006, pursuant to the Purchase Agreement, Similarity stockholders were entitled to receive approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at approximately $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5 million. In December 2006, pursuant to a merger agreement, Itemfield stockholders, non-employee option holders and certain employees were entitled to receive approximately $52.1 million in cash and the outstanding options held by Itemfield employees were converted into approximately 158,000 shares of Informatica stock options with a fair value of $1.9 million, of which the Company paid $49.8 million prior to December 31, 2006.

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

Operating Activities: Cash provided by operating activities in 2006 was $66.9 million, representing an increase of $29.0 million from 2005. This increase primarily resulted from an increase in net income, after adjusting for non-cash expenses and increases in deferred revenue, accrued compensation and related expenses, and income taxes payable, offset by an increase in accounts receivable, prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our days sales outstanding in accounts receivable (“days outstanding”) increased from 58 days at December 31, 2005 to 65 days at December 31, 2006 due to higher sales toward the end of 2006. Deferred revenues increased primarily due to increased customer support contracts and assumed deferred revenue in connection with the acquisition of Itemfield in December 2006.

Cash provided by operating activities in 2005 was $37.9 million, representing an increase of $15.4 million from 2004. This increase primarily resulted from an increase in net income, after adjusting for non-cash expenses and increases in deferred revenue, accrued compensation and related expenses, and income taxes payable, offset by an increase in accounts receivable and prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our days sales outstanding in accounts receivable decreased from 64 days at December 31, 2004 to 58 days at December 31, 2005. Deferred revenues increased primarily due to increased customer support contracts and increase in deferred license revenues. Days outstanding at December 31, 2005 were primarily impacted by improvements to our collection program.

Cash provided by operating activities in 2004 was $22.5 million, representing an increase of $2.0 million from 2003. This increase primarily resulted from adding back accrued facilities restructuring charges and non-cash expenses to our net loss and an increase in deferred revenues, accrued compensation and related expenses, and income taxes payable. The cash provided by operating activities in 2004 was partially offset by an increase in accounts receivable, prepaid expenses, and other assets and payments against accounts payable and accrued liabilities. The increase in the facilities restructuring accrual resulted from the abandonment of our former corporate headquarters associated with our 2004 Restructuring Plan and the re-evaluation of sublease prospects for our excess facilities. Deferred revenues increased due to increased customer support contracts. Our days outstanding increased to 64 days at December 31, 2004 from 56 days at December 31, 2003.

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

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities in 2006 was $253.8 million including issuance of convertible debt for $230 million and issuance of common stock to option holders and participants of ESPP for $23.8 million. Net cash provided by financing activities in 2005 and 2004 was $21.5 million and $13.3 million, respectively, and was due to issuance of common stock to option holders and participants of ESPP. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and general market conditions.

On March 8, 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due in 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,062 shares of our common stock concurrently with the offering of the Notes.

In 2004, our Board of Directors authorized a stock repurchase program for up to 5 million shares of our common stock. In 2005, the Board approved an extension of this program to December 31, 2005. These purchases could be made from time to time in the open market, and they were funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of December 31, 2006, we repurchased 2,133,000 of our common stocks for $28.6 million. Under this program, we purchased 2,810,000 shares at a cost of $26.5 million and 1,055,000 shares at a cost of $6.1 million in 2005 and 2004, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock. The share repurchase program expired at December 31, 2005. See Item 5 of this Report for more information regarding the stock repurchase plan. We may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

The timing and terms of the transactions will depend on market conditions, our liquidity, and other considerations. We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Given our cash balances, it is less likely but still possible that we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources. We may not be able to obtain adequate or favorable financing at that time, and any financing we obtain might be dilutive to our stockholders.

Contractual Obligations and Operating Leases

The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
			2008 and	2010 and	2012 and
	Total	2007	2009	2011	Beyond

Operating lease obligations:
Operating lease payments	$124,268	$21,985	$36,166	$35,856	$30,261
Future sublease income	(13,305)	(3,075)	(4,344)	(2,217)	(3,669)

Net operating lease obligations	110,963	18,910	31,822	33,639	26,592
Debt obligations:
Principal payments	230,000	-	-	-	230,000
Interest payments	134,550	6,900	13,800	13,800	100,050
Other obligations *	1,200	600	600	-	-

	$476,713	$26,410	$46,222	$47,439	$356,642

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

Our contractual obligations for 2007 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2007. We have a three-year option to renew this lease to December 31, 2010 at fair market value. If we decide to exercise our renewal option, the renewal rate may not be comparable to our current rate. The minimum contractual lease payment is $2.1 million for 2007.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $107.6 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 7.

Facilities Restructuring Charges and Note 9. Commitments and Contingencies of Notes to the Consolidated Financial Statements in Item 8 of this Report.

Of these future minimum lease payments, we have $83.8 million recorded in the restructuring and excess facilities accrual at December 31, 2006. This accrual, in addition to minimum lease payments of $107.6 million, includes estimated operating expenses of $19.6 million, is net of estimated sublease income of $28.0 million, and is net of the present value impact of $15.4 million recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

In February 2000, we entered into two lease agreements for two buildings at the Pacific Shores Center in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, we have purchased certificates of deposit totaling $12.0 million as a security deposit for lease payments.

In connection with our January 2006 acquisition of Similarity and December 2006 acquisition of Itemfield, we have assumed leases located primarily in Dublin, Ireland , and Tel Aviv, Israel.

Other Uses of Cash

In January and December 2006, in connection with the Similarity and Itemfield acquisitions, we used approximately $48.3 million and $52.1 million cash, respectively, as part of the consideration. A portion of our cash may be further used to acquire or invest in other complementary businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.

Letter of Credit

We have a $12.0 million letter of credit issued by a financial institution that is required as collateral for our former corporate headquarter leases at the Pacific Shores Center until the leases expire in 2013. These certificates of deposit are classified as long-term restricted cash on our consolidated balance sheet. The letter of credit currently bears interest of 4.1%. There are no financial covenant requirements under our line of credit.

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to offset the effects of changes in foreign exchange rates. As of December 31, 2006, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities, corporate bonds, commercial paper and municipal securities. All investments are carried at market value, which approximates cost. See Note 4. Cash, Cash Equivalents and Short-Term Investments of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2006 and 2005 (dollars in thousands):

	Years Ended
	December 31,
	2006	2005

Cash and short-term investments	$351,373	$221,967
Average rate of return	4.9%	3.0%

Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2006, we had net unrealized losses of $0.1 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2006, the fair market value of the portfolio would decline by approximately $1.3 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

Foreign Currency Risk

We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the effect of changes in foreign currency exchange rates on revenue and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

The functional currency of our foreign subsidiaries is their local currency, except for Informatica Cayman Ltd., which is in euros. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the euro and British pound, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well.

We do not use derivative financial instruments for speculative trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Reports of Independent Auditors are filed as a part of this Form 10-K.

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

Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2006, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Informatica’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our assessment of Informatica’s internal control over financial reporting. Its report appears immediately after this report.

/s/  SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer
February 28, 2007

/s/  EARL FRY
Earl Fry
Chief Financial Officer
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Informatica Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Informatica Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Informatica Corporation and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Informatica Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 26, 2007

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$120,491	$76,545
Short-term investments	280,149	185,649
Accounts receivable, net of allowances of $1,666 in 2006 and $1,094 in 2005	65,407	50,533
Prepaid expenses and other current assets	10,424	9,342

Total current assets	476,471	322,069
Restricted cash	12,016	12,166
Property and equipment, net	14,368	21,026
Goodwill	170,683	81,066
Other intangible assets, net	16,634	4,163
Other assets	6,593	532

Total assets	$696,765	$441,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,641	$3,404
Accrued liabilities	26,505	17,424
Accrued compensation and related expenses	25,793	20,450
Income taxes payable	6,461	4,566
Accrued facilities restructuring charges	18,758	18,718
Deferred revenues	85,364	69,748

Total current liabilities	166,522	134,310
Convertible senior notes	230,000	-
Accrued facilities restructuring charges, less current portion	65,052	75,815
Deferred revenues, less current portion	7,035	8,167
Deferred tax liability, non-current	993	-

Total liabilities	469,602	218,292

Commitment and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 85,933 shares and 87,341 shares issued and outstanding at December 31, 2006 and 2005, respectively	86	87
Additional paid-in capital	350,359	384,653
Deferred stock-based compensation	-	(187)
Accumulated other comprehensive income (loss)	1,796	(539)
Accumulated deficit	(125,078)	(161,284)

Total stockholders’ equity	227,163	222,730

Total liabilities and stockholders’ equity	$696,765	$441,022

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues:
License	$146,092	$120,182	$97,941
Service	178,506	147,249	121,740

Total revenues	324,598	267,431	219,681

Cost of revenues:
License	6,978	4,465	3,778
Service	58,402	46,801	40,346
Amortization of acquired technology	2,118	922	2,322

Total cost of revenues	67,498	52,188	46,446

Gross profit	257,100	215,243	173,235

Operating expenses:
Research and development	54,997	42,585	51,322
Sales and marketing	138,851	118,770	94,900
General and administrative	28,187	20,583	20,755
Amortization of intangible assets	653	188	197
Facilities restructuring charges	3,212	3,683	112,636
Purchased in-process research and development	1,340	-	-

Total operating expenses	227,240	185,809	279,810

Income (loss) from operations	29,860	29,434	(106,575)
Interest income	18,188	7,256	3,503
Interest expense	(5,782)	-	(54)
Other expense, net	(583)	(712)	(58)

Income (loss) before income taxes	41,683	35,978	(103,184)
Income tax provision	5,477	2,174	1,220

Net income (loss)	$36,206	$33,804	$(104,404)

Basic net income (loss) per common share	$0.42	$0.39	$(1.22)

Diluted net income (loss) per common share	$0.39	$0.37	$(1.22)

Shares used in computing basic net income (loss) per common share	86,420	87,242	85,812

Shares used in computing diluted net income (loss) per common share	92,942	92,083	85,812

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Balances, December 31, 2003	84,629	$85	$382,470	$(4,058)	$1,786	$(90,684)	$289,599
Components of comprehensive loss:
Net loss	-	-	-	-	-	(104,404)	(104,404)
Foreign currency translation adjustment	-	-	-	-	786	-	786
Unrealized loss on investments	-	-	-	-	(797)	-	(797)

Comprehensive loss							(104,415)
Common stock options exercised	2,392	2	8,848	-	-	-	8,850
Common stock issued under employee stock purchase plan	805	1	4,447	-	-	-	4,448
Compensation expense related to stock options	-	-	1,341	-	-	-	1,341
Repurchase and retirement of common stock	(1,055)	(1)	(6,117)	-	-	-	(6,118)
Deferred stock-based compensation adjustments and other	-	-	(1,041)	1,041	-	-	-
Amortization of stock-based compensation	-	-	-	2,017	-	-	2,017

Balances, December 31, 2004	86,771	87	389,948	(1,000)	1,775	(195,088)	195,722
Components of comprehensive income:
Net income	-	-	-	-	-	33,804	33,804
Foreign currency translation adjustment	-	-	-	-	(2,257)	-	(2,257)
Unrealized loss on investments	-	-	-	-	(57)	-	(57)

Comprehensive income							31,490
Common stock options exercised	2,504	2	16,736	-	-	-	16,738
Common stock issued under employee stock purchase plan	909	1	4,764	-	-	-	4,765
Repurchase and retirement of common stock	(2,843)	(3)	(26,705)	-	-	-	(26,708)
Deferred stock-based compensation adjustments and other	-	-	(90)	90	-	-	-
Amortization of stock-based compensation	-	-	-	723	-	-	723

Balances, December 31, 2005	87,341	87	384,653	(187)	(539)	(161,284)	222,730
Components of comprehensive income:
Net income	-	-	-	-	-	36,206	36,206
Foreign currency translation adjustment	-	-	-	-	1,776	-	1,776
Unrealized gain on investments	-	-	-	-	559	-	559

Comprehensive income							38,541
Common stock options exercised	2,709	3	17,019	-	-	-	17,022
Common stock issued under employee stock purchase plan	1,126	1	6,814	-	-	-	6,815
Issuance of common stock and assumption of stock options in conjunction with acquisitions	122	-	6,458	-	-	-	6,458
Share-based payments	-	-	14,138	-	-	-	14,138
Repurchase and retirement of common stock	(5,365)	(5)	(78,536)	-	-	-	(78,541)
Deferred stock-based compensation adjustments and other	-	-	(187)	187	-	-	-

Balances, December 31, 2006	85,933	$86	$350,359	$-	$1,796	$(125,078)	$227,163

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Operating activities:
Net income (loss)	$36,206	$33,804	$(104,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,104	9,198	9,261
Share-based payments and amortization of stock-based compensation	14,138	723	3,358
Amortization of intangible assets and acquired technology	3,605	1,144	2,519
Impairment of property and equipment	2,668	-	-
Allowance (recovery) for doubtful accounts and sales returns allowances	(32)	350	5
Purchased in-process research and development	1,340	-	-
Non-cash facilities restructuring charges	3,212	3,683	21,556
Investment impairment charges	-	-	500
Changes in operating assets and liabilities:
Accounts receivable	(11,434)	(8,348)	(8,165)
Prepaid expenses and other assets	(172)	(3,596)	(2,876)
Accounts payable and accrued liabilities	997	(2,571)	(6,784)
Accrued compensation and related expenses	4,328	4,769	1,430
Income taxes payable	1,624	1,606	917
Deferred tax liability	993	-	-
Accrued facilities restructuring charges	(13,772)	(18,299)	94,084
Deferred revenues	13,098	15,472	11,131

Net cash provided by operating activities	66,903	37,935	22,532

Investing activities:
Purchases of property and equipment	(3,767)	(9,913)	(12,515)
Purchases of investments	(462,367)	(227,132)	(217,849)
Maturities of investments	249,624	104,586	75,930
Sales of investments	118,802	89,000	129,852
Business acquisitions, net of cash acquired	(95,763)	-	-

Net cash used in investing activities	(193,471)	(43,459)	(24,582)

Financing activities:
Proceeds from issuance of common stock	23,837	21,503	13,298
Repurchases and retirement of common stock	(78,541)	(26,500)	(6,118)
Issuance of convertible senior notes	230,000	-	-
Payment of issuance costs on convertible senior notes	(6,242)	-	-

Net cash provided by (used in) financing activities	169,054	(4,997)	7,180

Effect of foreign exchange rate changes on cash and cash equivalents	1,460	(1,875)	908

Net increase (decrease) in cash and cash equivalents	43,946	(12,396)	6,038
Cash and cash equivalents at beginning of the year	76,545	88,941	82,903

Cash and cash equivalents at end of the year	$120,491	$76,545	$88,941

Supplemental disclosures:
Interest paid	$3,488	$122	$-

Income taxes paid	$2,905	$1,014	$304

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation related to options granted and other	$-	$90	$(1,041)

Common stock issued for acquisitions	$1,583	$-	$-

Unrealized gain (loss) on investments	$559	$(57)	$(797)

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. The Consolidated Statements of Operations now separately reflects interest income, interest expense, and other expense, net.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company charges off the adjustment in general and administrative expense. At December 31, 2006 and 2005, the Company’s allowance for doubtful accounts was $1.7 million and $0.9 million, respectively.

Allowance for Sales Returns

The Company estimates its expected product and service returns and provides an allowance for sales returns. The Company analyzes its revenue transactions, historical return pattern, current economic trends, and changes in its customer

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payment terms when evaluating the adequacy of the allowance for sales returns. Adjustments to the allowance for returns are offset against revenues. At December 31, 2005 the allowance for sales returns was $224,000. The comparable number at December 31, 2006 was zero.

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

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2006, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Costs capitalized relating to software developed to meet internal requirements were $0.5 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively, and are included in property and equipment.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has recorded impairment of certain assets in 2006 and 2004. See Note 5. Property and Equipment, Note 6 Goodwill and Intangible Assets, and Note 7. Facilities Restructuring Charges.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Facilities Restructuring Charges

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination. The Company adopted SFAS No. 146 effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with SFAS No. 146. The Company applied SFAS No. 146 for its 2004 Restructuring Plan while its 2001 Restructuring Plan was accounted for in accordance with EITF No. 88-10 and other applicable pre-existing guidance. See Note 7. Facilities Restructuring Charges.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Shipping and Handling Costs

Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost-of-license revenues in the Company’s results of operations.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was $2.0 million, $0.9 million, and $0.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Net Income (Loss) per Common Share

Under the provisions of SFAS No. 128, Earnings per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004

Net income (loss)	$36,206	$33,804	$(104,404)

Weighted-average shares outstanding	86,420	87,266	85,919
Weighted-average unvested common shares subject to repurchase	-	(24)	(107)

Shares used in computing basic net income (loss) per common share	86,420	87,242	85,812
Effect of dilutive securities (stock options)	6,522	4,841	-

Shares used in computing diluted net income (loss) per common share	92,942	92,083	85,812

Basic net income (loss) per common share	$0.42	$0.39	$(1.22)

Diluted net income (loss) per common share	$0.39	$0.37	$(1.22)

Diluted net income per common share is calculated according to SFAS 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The company determined that for the 12-months period ended December 31, 2006, the convertible

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

securities did have an anti-dilutive effect on net income per share, and as such, it excluded them from the dilutive net income per share calculation.

If the Company had reported net income in the year ended December 31, 2004, the calculation of diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,771,000 common equivalent shares related to outstanding stock options not included in the calculations above (determined using the treasury stock method). For the years ended December 31, 2006, 2005, and 2004, options to purchase approximately 2.7 million, 1.2 million, and 8.3 million (in addition to 2,771,000 common equivalent shares), respectively, of common stock with exercise price greater than the annual average fair market value of our stock of $13.91, $9.61, and $7.78, respectively, were not included in the calculation because the effect would have been anti-dilutive.

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

Share-Based Payments

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

Prior to January 1, 2006, the Company accounted for stock issued to employees using the intrinsic value method in accordance with the Accounting Principles Board’s (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  Under APB No. 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortized its stock-based compensation under FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans using an accelerated method over the remaining vesting term of the related options.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income from operations and net income for the year ended December 31, 2006 are both $14.1 million lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share were both $.09 lower for the year ended December 31, 2006 than if the Company had continued to account for share-based compensation under APB No. 25.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company has been using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its ESPP since the third quarter of 2005. Prior to the third quarter of 2005, expected volatilities were based on historical volatility. The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee termination rates to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The Company lowered its forfeiture rate from 18% during the nine-months period ended December 31, 2006 to 16% in the three months ended December 31, 2006, primarily due to changes in historical employee termination rates. As a result of this change, its stock-based compensation increased approximately $0.4 million for the three months ended December 31, 2006. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company amortizes its share-based payments using a straight-line basis over the vesting term of options.

The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following assumptions

	Years Ended December 31,
	2006	2005	2004

Option grants:
Expected volatility	43-52%	57%	80%
Weighted-average volatility	48%	57%	80%
Expected life (in years)	3.9	3.3	3.0
Expected dividends	-	-	-
Risk-free interest rate	4.8%	3.9%	3.0%
ESPP:
Expected volatility	40%	44%	60%
Weighted-average volatility	40%	44%	60%
Expected dividends	-	-	-
Expected term of ESPP (in years)	1.25	1.25	1.25
Risk-free interest rate — ESPP	5.1%	3.5%	1.8%

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Plan Activity

A summary of option activity through December 31, 2006 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value

Outstanding at December 31, 2003	15,585	$7.26
Granted	7,901	6.97
Exercised	(2,392)	3.70
Forefeited or expired	(3,209)	8.06

Outstanding at December 31, 2004	17,885	7.47	6.34	$24,064
Granted	3,735	8.99
Exercised	(2,504)	6.68
Forefeited or expired	(2,003)	10.51

Outstanding at December 31, 2005	17,113	7.56	5.63	$78,980
Granted	3,866	12.79
Exercised	(2,709)	6.28
Forefeited or expired	(987)	11.29

Outstanding at December 31, 2006	17,283	$8.72	5.11	$69,835

Exercisable at December 31, 2006	10,215	$7.48	4.53	$50,765

As of December 31, 2006 and 2005, the number of the unvested shared were 7,106,523 and 7,886,494 with an average grant price of $8.72 and $7.56, respectively. The estimated weighted-average fair value of options granted with exercise prices equal to fair value at the date of grant under stock options plans during 2006, 2005 and 2004 was $6.21, $3.76 and $3.69. No options were granted with exercise prices less than fair value at the date of grant in 2005 and 2004. The Company granted options, related to acquisitions, with exercise prices less than fair value at date of grant in 2006 for the estimated weighted-average fair value of $12.01. The total intrinsic value of options exercised during the 12 months ended December 31, 2006 was $22.3 million. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the 12 months ended December 31, 2006 was $3.81 per share. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the 12 months ended December 31, 2006 was $9.3 million. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares. As of December 31, 2006, there was $17.4 million in compensation cost related to unvested awards not yet recognized, which the Company expects to recognize over a weighted-average period of 2.5 years.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options as of December 31, 2006 (number of options in thousands):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise Price	of	Exercise Price
Exercise Prices	Options	(Years)	per Share	Options	per Share

$ 0.07 to $ 4.05	937	3.95	$ 2.08	849	$ 2.14
$ 4.51 to $ 5.69	2,789	7.27	$ 5.63	1,713	$ 5.61
$ 5.72 to $ 7.26	2,881	4.09	$ 6.89	2,020	$ 6.88
$ 7.30 to $ 7.86	2,232	4.79	$ 7.63	1,148	$ 7.62
$ 7.88 to $ 7.90	2,538	3.39	$ 7.90	2,496	$ 7.90
$ 7.91 to $12.00	2,499	5.12	$10.01	1,360	$ 9.19
$12.11 to $48.63	3,407	6.03	$14.98	629	$16.03

	17,283	5.11	$ 8.72	10,215	$ 7.48

Pro Forma Disclosure for Years Ended December 31, 2005 and 2004

We accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the 12 months ended December 31, 2006. Prior to January 1, 2006 we accounted for share-based employee compensation under the provisions of APB No. 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the 12 months ended December 31, 2005 and 2004. The following table illustrates the effect on our net income and net income per share for the 12 months ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes valuation model.

	Years Ended December 31,
	2005	2004
	(In thousands,
	except per share data)

Net income (loss) as reported in prior year (1)	$33,804	$(104,404)
Add: Share-based employee compensation expense included in reported net income as reported, net of related tax effects (2)	723	3,358
Deduce: Total share-based employee compensation expense using the fair value method for all awards, net of related tax effects (2) and (3)	(16,010)	(18,897)

Net income (loss), pro forma	$18,517	$(119,943)

Basic net income (loss) per common share:
As reported in prior year (1)	$0.39	$(1.22)
Pro forma (4)	$0.21	$(1.40)
Diluted net income (loss) per common share:
As reported in prior year (1)	$0.37	$(1.22)
Pro forma (4)	$0.20	$(1.40)

(1)	Net income (loss) and net income (loss) per share as reported for periods prior to 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS No. 123.
(2)	Tax effects on share-based compensation have been fully reserved by way of a valuation allowance.
(3)	Share-based compensation expense for periods prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(4)	Net income and net income per share including share-based employee compensation for periods prior to 2006 are based on the pro forma application of SFAS No. 123.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). Informatica has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Summary of Plans

1999 Stock Incentive Plan

The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of December 31, 2006, the Company had approximately 11,517,000 authorized options available for grant and 15,664,000 options outstanding under the 1999 Incentive Plan.

1999 Non-Employee Director Stock Incentive Plan

The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. As of December 31, 2006, the Company had approximately 155,000 authorized options available for grant and 825,000 options outstanding under the Directors Plan. The Company intends to grant options to the directors from the 1999 Incentive Plan at the point when all options in the Directors Plan have been granted.

2000 Employee Stock Incentive Plan

In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares has been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vested over a period of 4 years from the date of the grant. As of December 31, 2006, the Company had approximately 769,000 authorized options available for grant and 398,000 options outstanding under the 2000 Incentive Plan.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumed Option Plans

In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, and the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of December 31, 2006, the Company had approximately 326,000 options outstanding under the Assumed Plans.

Employee Stock Purchase Plan

The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. Historically, the purchase price per share has been 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. As of December 31, 2006, the Company had approximately 7,154,000 authorized shares available for grant under the ESPP.

During the fourth quarter of 2005, the Board of Directors approved an amendment to the ESPP. Effective 2006, under the amended ESPP, the new participants are entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period, which was shortened from a 24-month offering period. The purchase price is then reset at the start of the next offering period. The existing 2005 participants will be able to apply their subscription prices within their remaining two-year offering periods, which expire at various purchase dates through July 31, 2007. Furthermore, the existing 2005 participants’ offering periods will also expire if, on the first day of one of the remaining purchase periods, the purchase price is lower than the purchase price that was set at the commencement of their two-year offering period.

Disclosures Pertaining to All Share-Based Payment Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the 12 months ended 2006, 2005, and 2004 were $23.8 million, $21.5 million, and $13.3 million, respectively. The Company has been in full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from share-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net income per common share calculations. The Company did not realize any tax benefits from tax deductions related to share-based payment awards during the 12 months ended December 31, 2006, 2005, and 2004.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is their local currency, except for Informatica Cayman Ltd., which is in euros. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other expense, net in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FAS No. 123(R)-3”). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS No. 123(R)-3. Companies have one year from the later of the adoption of SFAS No. 123(R)-3 or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. The Company has decided to calculate the APIC pool to determine the tax effects of stock-based compensation pursuant to SFAS No. 123(R).

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB No. 20, Accounting Changes, and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company adopted SFAS No. 154 in the first quarter of 2006. The adoption of SFAS No. 154 did not materially affect the Company’s consolidated financial statements in the period of adoption. The effect on future periods will depend on the nature and significance of any future accounting changes.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS No. 155 in the first quarter of 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”), which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company’s tax return. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company will adopt this pronouncement as of January 1, 2007 and is currently evaluating its impact on the consolidated financial statements.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB No. 108”), which established an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related disclosures. This model is commonly referred to as the “dual approach” because it essentially requires that errors be quantified under both the iron-curtain method and the roll-over method. The Company adopted this pronouncement in the fourth quarter of 2006 and determined that it did not have a material impact on the consolidated financial statements.

3.	Acquisitions

Itemfield

On December 15, 2006, the Company acquired Itemfield, a private company incorporated in Israel, providing built-in support for unstructured data authored using Microsoft Excel, Word, PowerPoint, Adobe Acrobat, Postscript, PCL, SUN StarOffice, AFP and HTML. Management believes that it is the investment value of this synergy, related to future product offerings, that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54 million, consisting of $52 million of cash and 157,728 of Informatica stock options with a fair value of $1.9 million, to acquire all of the outstanding common stock, preferred stock and stock options of Itemfield. In connection with the acquisition, the Company also incurred estimated transaction costs of $0.8 million.

The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid or committed to pay	$52,094
Transaction costs	792
Fair value of options assumed	902

Total purchase price	$53,788

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Developed technology	$6,700
Customer relationships	1,400
Covenants not to compete	2,000
Trade names	700
Goodwill	43,202
Assumed liabilities, net of assets	(214)

Total purchase price	$53,788

The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141, Business Combinations, Financial Accounting Standards Board Interpretations (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance.

The Company believes that these identified intangible assets have no residual value. The purchase price allocated to identifiable intangible assets was determined by a third-party appraiser. The developed technology, customer relationships and covenant not to compete are amortized on a straight-line basis over five and half, seven, and five years, respectively. The trade names are amortized on a straight-line basis over 3.5 years.

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company anticipates that none of the goodwill and intangible assets recorded in connection with the Itemfield acquisition will be deductible for income tax purposes.

The Company assumed all of the outstanding stock options issued pursuant to Itemfield’s stock option plan that were held by employees of Itemfield at the closing. The total fair value of the options assumed was $1.9 million, of which 81,756 fully vested options with $0.9 million fair value were included in the purchase price. The remaining 75,972 unvested options with $0.7 million fair value will be expensed over the remaining vesting period of the underlying awards. The Company expects to recognize share-based payment expense in connection with these assumed options of approximately $0.4 million, $0.2 million, and $0.1 million in 2007, 2008, and 2009, respectively.

The purchase method of accounting requires the Company to reduce Itemfield’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than would have achieved as a separate company.

Similarity

On January 26, 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland, providing data quality and data profiling software. The acquisition extends Informatica’s data integration software to include Similarity’s data quality technology. Management believes that it is the investment value of this synergy, related to future product offerings, that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54.9 million, consisting of $48.3 million of cash, 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) with a fair value of $1.6 million, and 392,333 of Informatica stock options with a fair value of $5.0 million, to acquire all of the outstanding common stock, preferred stock and stock options of Similarity. In connection with the acquisition, the Company also incurred transaction costs of approximately $2.3 million.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition was accounted for using the purchase method of accounting, and a summary of the purchase price of the acquisition is as follows (in thousands):

Cash paid	$48,329
Common stock issued	1,583
Fair value of options assumed	3,973

Total consideration paid to Similarity	53,885
Transaction costs	2,266

Total purchase price	$56,151

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible assets acquired	$1,456
Developed technology	5,050
Customer relationships	1,830
Purchased in-process research and development	1,340
Goodwill	46,475

Total purchase price	$56,151

The amount of the total purchase price allocated to the net tangible assets acquired of $1.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141, Business Combinations, Financial Accounting Standards Board Interpretations (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The purchase price allocated to purchased in-process research and development (“IPR&D”) and to identifiable intangible assets was determined by a third-party appraisal. The fair value assigned to IPR&D represented projects that had not reached technological feasibility and had no alternative uses. These were classified as IPR&D and expensed in the quarter ended March 31, 2006, which was the quarter of the acquisition, in accordance with FIN No. 4. The amortization periods of identifiable intangible assets were determined using the estimated economic useful life of the asset. The developed technology and customer relationships are being amortized on a straight-line basis over four years. Of the developed technology, the Company recorded amortization of acquired technology expense of $1.1 million for the year ended December 31, 2006, and expects to record approximately $1.3 million, $1.3 million, $1.3 million, and $0.1 million for 2007, 2008, 2009, and 2010, respectively. Of the customer relationships, the Company recorded amortization of intangible assets expense of $0.4 million for the year ended December 31, 2006, and expects to record approximately $0.5 million, $0.4 million, $0.4 million, and $0.1 million in 2007, 2008, 2009, and 2010, respectively.

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company anticipates that none of the goodwill and intangible assets recorded in connection with the Similarity acquisition will be deductible for income tax purposes.

The Company assumed all of the outstanding stock options issued pursuant to Similarity’s stock option plan, which became options to purchase 392,333 shares of Informatica common stock with a weighted average fair value of $12.70 per share at the closing date. The total fair value of the options assumed was $5.0 million, of which 311,961 fully vested options with $4.0 million fair value was included in the purchase price. The remaining 80,372 unvested options with $1.0 million fair value will be expensed over the remaining vesting period of the underlying awards. The Company expects to recognize share-based payment expense in connection with these assumed options of approximately $0.3 million, $0.2 million, and $0.1 million in 2007, 2008, and 2009, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase method of accounting requires the Company to reduce Similarity’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than Similarity would have achieved as a separate company.

The results of Similarity’s and Itemfield’s operations have been included in the condensed consolidated financial statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the year ended December 31, 2006, assuming Similarity and Itemfield had been acquired on January 1, 2006, and includes the acquired in-process research and development charge of $1.3 million for Similarity. The unaudited pro forma adjusted summary for the year ended December 31, 2006 combines the historical results for the Company for that period with the historical results for Similarity and Itemfield for the same period. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005

Pro forma adjusted total revenue	$330,385	$277,069
Pro forma adjusted net income	$24,868	$18,520
Pro forma adjusted net income per share — basic	$0.29	$0.21
Pro forma adjusted net income per share — diluted	$0.27	$0.20
Pro forma weighted-average basic shares	86,636	87,458
Pro forma weighted-average diluted shares	93,234	92,375

4.	Cash, Cash Equivalents and Short-Term Investments

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. No realized gains were recognized for the years ended December 31, 2006, 2005, and 2004. The realized gains are included in other income of the consolidated results of operations for the respective years. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s investments (in thousands):

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$49,267	$-	$-	$49,267

Cash equivalents:
Money market funds	14,448	-	-	14,448
Commercial paper	37,639	-	(8)	37,631
U.S. government notes and bonds	19,138	7	-	19,145

Total cash equivalents	71,225	7	(8)	71,224

Total cash and cash equivalents	120,492	7	(8)	120,491

Short-term investments:
Money market funds	449	-	-	449
Commercial paper	14,575	13	(13)	14,575
Certificates of deposit	750	-	-	750
Corporate notes and bonds	29,984	5	(22)	29,967
U.S. government notes and bonds	169,482	41	(165)	169,358
Auction rate securities	65,050	-	-	65,050

Total short-term investments	280,290	59	(200)	280,149

Total cash, cash equivalents, and short-term investments	$400,782	$66	$(208)	$400,640

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$40,227	$-	$-	$40,227

Cash equivalents:
Money market funds	1,261	-	-	1,261
Commercial paper	20,996	-	(3)	20,993
U.S. government notes and bonds	14,063	2	(1)	14,064

Total cash equivalents	36,320	2	(4)	36,318

Total cash and cash equivalents	76,547	2	(4)	76,545

Short-term investments:
Money market funds	451	-	-	451
Commercial paper	997	-	-	997
Certificates of deposit	2,000	-	-	2,000
Corporate notes and bonds	27,455	-	(184)	27,271
Municipal securities	4,198	-	(9)	4,189
U.S. government notes and bonds	109,084	-	(507)	108,577
Auction rate securities	41,850	-	-	41,850
French government bonds	314	-	-	314

Total short-term investments	186,349	-	(700)	185,649

Total cash, cash equivalents, and short-term investments	$262,896	$2	$(704)	$262,194

In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate notes and bonds	$19,167	$(13)	$4,748	$(9)	$23,915	$(22)
Commercial paper	28,993	(21)	-	-	28,993	(21)
U.S. government notes and bonds	80,127	(112)	19,446	(53)	99,573	(165)

	$128,287	$(146)	$24,194	$(62)	$152,481	$(208)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarized the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2006 (in thousands):

	Cost	Fair Value

Due within one year	$232,509	$232,417
Due one year to two years	53,956	53,906
Due after two years	65,050	65,050

	$351,515	$351,373

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

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computer and office equipment	$34,532	$31,184
Furniture and fixtures	3,379	3,130
Leasehold improvements	15,554	14,653
Capital work-in-progress	331	1,170

	53,796	50,137
Less: Accumulated depreciation and amortization	(39,428)	(29,111)

	$14,368	$21,026

The Company determined that the balance of an application software asset for $1.0 million has been impaired during the 12 months ended December 31, 2006. The Company recorded charges of $21.6 million to the write-off of leasehold improvements and furniture and fixtures at excess facilities during the 12 months ended December 31, 2004. See Note 7. Facilities Restructuring Charges. Depreciation and amortization expense was $10.1 million and $9.2 million in 2006 and 2005, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Goodwill and Intangible Assets

The carrying amounts of the intangible assets as of December 31, 2006 and 2005 are as follows (in thousands):

	2006			2005
	Gross	Accumulated		Gross
	Carrying	Amortization	Net	Carrying	Accumulated	Net
	Amount	and Impairment	Amount	Amount	Amortization	Amount

Developed and core technology	$18,135	$(7,297)	$10,838	$6,357	$(5,178)	$1,179
Purchased technology	2,500	(2,500)	-	2,500	(35)	2,465
Customer relationships	4,175	(1,057)	3,118	945	(426)	519
Other:
Trade names	700	(8)	692	-	-	-
Covenant not to compete	2,000	(14)	1,986	-	-	-

	$27,510	$(10,876)	$16,634	$9,802	$(5,639)	$4,163

Intangible assets, other than goodwill, are amortized over estimated useful lives of between three to seven years. Of the $5.2 million amortization of intangible assets and impairment recorded in 2006, $0.7 million was recorded in operating expenses and $2.4 million was recorded in Cost of revenues -License and $2.1 million in Cost of revenues - Amortization of acquired technology. Of the $1.1 million amortization of intangible assets recorded in 2005, $0.2 million was recorded in operating expenses and $0.9 million was recorded in cost of revenues. Of the $2.5 million amortization of intangible assets recorded in 2004, $0.2 million was recorded in operating expenses and $2.3 million was recorded in cost of revenues. In 2005, the Company purchased a source code license with a value of $2.5 million. The balance of this source code license for $1.6 million was determined to be impaired in December 2006 because the Company modified its original plan to use this software in its PowerCenter product. The cost of the impairment is reflected in the cost of revenues for license. The weighted-average amortization period of the Company’s developed and core technology, purchased technology, customer relationships, trade names, and covenant not to compete are 4 years, 3 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of December 31, 2006 is expected to be $4.2 million, $3.9 million, $3.7 million, $2.0 million, $1.8 million, and $1.0 million for the years ended December 31, 2007, 2008, 2009, 2010, 2011, and thereafter, respectively.

The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

Beginning balance	$81,066	$82,245
Goodwill recorded in acquiring Similarity	46,415	-
Goodwill recorded in acquiring Itemfield	43,202	-
Subsequent goodwill adjustments	-	(1,179)

Ending balance	$170,683	$81,066

In 2006, the Company recorded an adjustment of $60,000 related to restructuring to reduce the goodwill related to Similarity acquisition. In 2005, the Company recorded a decrease in goodwill related to the 2003 Striva acquisition of $1.2 million to reflect closing out an escrow account and reductions of other accrued merger costs. In 2004, the Company recorded an increase in goodwill related to the Striva acquisition of $59,000 to reflect net adjustments to the purchase price allocation in accordance with SFAS No. 142.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (2004 Restructuring Plan) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions of $4.5 million in 2007, $4.4 million in 2008, $2.5 million in 2009, $1.3 million in 2010, $3.6 million in 2011, $4.2 million in 2012, and $2.3 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.3 million.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2006, the Company will recognize approximately $15.4 million of accretion as a restructuring charge over the remaining term of the lease, or approximately seven years, as follows: $3.9 million in 2007, $3.5 million in 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of the accrued restructuring charges for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	December 31,
	2005	Charges	Adjustments	Payment	Reclass	2006

2004 Restructuring Plan
Excess lease facilities	$78,129	$4,309	$(854)	$(9,745)	$(161)	$71,678
2001 Restructuring Plan
Excess lease facilities	16,404	-	(244)	(4,028)	-	12,132

	$94,533	$4,309	$(1,098)	$(13,772)	$(161)	$83,810

In 2006, the Company recorded $3.2 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $4.3 million of accretion charges and a $0.2 million adjustment due to a change in lease operating expense assumptions, offset by an adjustment to reflect a $1.3 million increase in the Company’s assumed sublease income.

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	December 31,
	2004	Charges	Adjustments	Payment	Reclass	2005

2004 Restructuring Plan
Excess lease facilities	$88,521	$4,767	$(1,133)	$(13,924)	$(102)	$78,129
2001 Restructuring Plan
Excess lease facilities	20,730	-	49	(4,375)	-	16,404

	$109,251	$4,767	$(1,084)	$(18,299)	$(102)	$94,533

Net cash payments for 2006, 2005, and 2004 for facilities included in the 2001 Restructuring Plan amounted to $4.0 million, $4.4 million, and $4.5 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2006 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

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

8.	Convertible Senior Notes

On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of the Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ National

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011. Future minimum payments related to the Notes in total which represent interest as of December 31, 2006 are as follows: 2007 — $6.9 million; 2008 — $6.9 million; 2009 — $6.9 million; 2010 — $6.9 million. Future minimum payments related to the Notes as of December 31, 2006 for 2011 and thereafter — $107 million represents interest and $230 million represents principal for a total of $337 million.

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $0.3 million for the year ended December 31, 2006. Interest expense on the Notes was $5.5 million for the year ended December 31, 2006. A payment of $3.5 million interest, representing the semi-annual interest payment due on September 15, 2006, was made during the 12 months ended December 31, 2006.

The estimated fair value of the Company’s Convertible Senior Notes as of December 31, 2006, based on the closing price as of December 29, 2006 (the last trading day of 2006) at the Over-the-Counter market, was $227 million.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. If the Company decides to exercise its renewal option, the renewal rate may not be comparable to its current rate. The minimum contractual lease payment is $2.1 million for 2007.

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

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rent expense for 2006, 2005, and 2004 was $5.8 million, $5.1 million, and $16.1 million, respectively. Operating lease payments in the table below include approximately $107.6 million for operating lease commitments for facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, above, for a further discussion.

Future minimum lease payments as of December 31, 2006 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

2007	21,985	3,075	18,910
2008	18,170	2,752	15,418
2009	17,996	1,592	16,404
2010	17,876	285	17,591
2011	17,980	1,932	16,048
Thereafter	30,261	3,669	26,592

	$124,268	$13,305	$110,963

Of these future minimum lease payments, the Company has accrued $83.8 million in the facilities restructuring accrual at December 31, 2006. This accrual, in addition to minimum lease payments of $107.6 million, includes estimated operating expenses of $19.6 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $28.0 million and a present value discount of $15.4 million recorded in accordance with SFAS No. 146.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2006 and 2005. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2006. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2006 and 2005, no shares of preferred stock had been issued.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2006.

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

Stock Repurchase Plan

In 2004, the Company’s Board of Directors authorized a one-year stock repurchase program for up to 5 million shares of the Company’s common stock. In 2005, the board approved an extension of this program to December 31, 2005. Purchases could be made from time to time in the open market and were funded from available working capital. The number of shares to be purchased and the timing of purchases were based on the level of the Company’s cash balances and general business and market conditions. The Company purchased 5,365,000 shares at a cost of $78.5 million and 2,810,000 shares at a cost of $26.5 million under this program in 2006 and 2005, respectively. These shares were retired and reclassified as authorized and unissued shares of common stock.

Repurchase Rights

In September 2003, upon the acquisition of Striva, the Company entered into stock agreements with three Striva employees. In connection with these agreements, 50% of the converted Striva stock held by each employee is subject to a repurchase right by the Company. The total number of shares of common stock subject to these repurchased rights initially totaled 450,149 when the acquisition closed. The repurchase rights lapsed ratably over periods ranging from one to two years through September 2005 based on continued employment of the individuals with the Company. In connection with these shares, the Company recognized deferred stock-based compensation totaling $3.4 million, which was amortized over the respective vesting periods. The deferred stock-based compensation balance related to these stock shares was fully amortized in 2005.

11.	Interest Income, Net and Other Expense, Net

Interest income, net consisted of interest income generating from the Company’s cash, cash equivalents, short-term investments, and interest expense. The interest income, net also included accretion of bond premium net of amortization of bond discount of $6.6 million, $0.3 million, and $(1.0) million in 2006, 2005, and 2004, respectively. The Company had interest expense and amortization debt issuance costs of $5.5 million and $0.3 million in 2006 related to the Notes. The Company accrued interest expense in connection with an acquisition escrow account in the amount of $54,000 and $44,000 in 2004 and 2003, respectively. The escrow account was closed out in early 2005. Cash paid for interest expense was $3.5 million and $0.1 million for 2006 and 2005, respectively. No interest expense was paid in 2004.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other expense, net consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Foreign currency gain (loss)	$(518)	$(617)	$540
Other	(65)	(95)	(598)

	$(583)	$(712)	$(58)

12.	Comprehensive Income (Loss)

Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income (loss).

For the years ended December 31, 2006, 2005, and 2004, the components of comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net income (loss), as reported	$36,206	$33,804	$(104,404)
Other comprehensive income (loss):
Unrealized gain (loss) on investments*	559	(57)	(797)
Cumulative translation adjustment*	1,776	(2,257)	786

Comprehensive income (loss)	$38,541	$31,490	$(104,415)

*	The tax effect on unrealized gain (loss) on investment and foreign currency translation adjustment has not been significant.

Accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005

Unrealized loss on available-for-sale investments	$(143)	$(702)
Cumulative translation adjustment	1,939	163

	$1,796	$(539)

13.	Investment Impairment

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Employee 401(K) Plan

The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $1,500 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $0.9 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively. The Company’s match was suspended for 2004. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

15.	Income Taxes

The federal, state, and foreign income tax provisions for the years ended December 31, 2006, 2005, and 2004 are summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$(177)	$350	$211
State	1,100	450	150
Foreign	3,561	1,374	859

Total current	4,484	2,174	1,220

Deferred:
Federal	853	-	-
State	140	-	-

Total deferred	993	-	-

Income tax provision	$5,477	$2,174	$1,220

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Domestic	$52,571	$42,343	$(94,384)
Foreign	(10,888)	(6,365)	(8,800)

	$41,683	$35,978	$(103,184)

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the provision (benefit) computed at the statutory federal income tax rate to the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Income tax provision (benefit) computed at federal statutory income tax rate	$14,589	$12,592	$(36,114)
Federal alternative minimum tax	-	1,062	611
State taxes	715	293	98
Foreign taxes	3,562	1,374	859
Stock-based compensation	1,646	642	1,928
Other	(603)	(554)	(437)
Valuation allowance	(14,432)	(13,235)	34,275

	$5,477	$2,174	$1,220

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$7,873	$16,875
Tax credit carryforwards	12,790	12,441
Deferred revenue	5,648	1,576
Reserves and accrued costs not currently deductible	2,960	743
Depreciable assets	15,986	8,416
Accrued restructuring costs	32,949	48,395
Amortization of intangibles	3,227	1,131
Capitalized research and development	1,911	2,329
Stock-based compensation	3,654	-
Other	214	205
Valuation allowance	(82,626)	(91,678)

Total deferred tax assets	4,586	433
Deferred tax liabilities:
Non-deductible intangible assets	(5,579)	(433)

	$(993)	$-

SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on a number of factors, which includes the Company’s historical operating performance and the reported cumulative net losses in prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance decreased by $9.0 million in 2006 compared to 2005, and by $11.6 million for 2005 compared to 2004, primarily due to a reduction of deferred tax assets to the extent of tax attributes utilized. The valuation allowance increased by $52.7 million in 2004 compared to 2003, primarily due to restructuring charges that are not currently deductible.

As of December 31, 2006, approximately $53.5 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized. Approximately $3.2 million of the

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

valuation allowance for deferred tax assets is attributable to acquired companies which will be credited to goodwill when realized.

As of December 31, 2006, the Company has federal net operating loss carryforwards of approximately $20.0 million, federal research and development tax credit carryforwards of approximately $4.4 million and foreign tax credits carryforwards of approximately $2.6 million. The net operating loss and tax credit carryforwards will expire at various times beginning in 2011, if not utilized. The federal minimum tax credit carryforwards of $0.1 million have no expiration dates.

As of December 31, 2006, the Company has state net operating loss and research and development tax credit carryforwards of approximately $15.8 million and $8.4 million, respectively. The state net operating loss carryforwards will expire at various times beginning in 2014 and the research and development tax credit carryforwards have no expiration dates. State investment tax credit carryforwards of $0.2 million will expire at various times beginning in 2007.

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. The court will resume consideration of

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whether to grant final approval to the settlement following further appellate review, if any, of the decision in In re Initial Public Offering Securities Litigation,      F.3d     , 2006 WL 3499937 (2d Cir. Dec. 5, 2006).

On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing”, U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. We have asserted that BODI’s infringement of our patents was willful and deliberate. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. The parties presented their respective claim constructions to the Court on September 24, 2003, and on August 1, 2005, the Court issued its claims construction order. We believe that the issued claims construction order is favorable to our position on the infringement action. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remain triable issues of fact as to infringement and validity of the three remaining patents. On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent. Informatica is preparing for trial, which has been set for March 12, 2007, on the remaining two patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002. In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.

17.	Related Party Transaction

Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2006, 2005, and 2004 were $0.7 million, $0.3 million, and $0.5 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

18.	Significant Customer Information and Segment Information

The Company operates solely in one segment, the development and marketing of enterprise data integration software. The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2006, 2005, and 2004. At December 31, 2006 and 2005, no single customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 30%, 31%, and 29% of total revenue in 2006, 2005, and 2004, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables represent geographic information (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenues:
North America	$226,731	$185,118	$156,565
Europe	80,117	73,398	54,951
Other	17,750	8,915	8,165

	$324,598	$267,431	$219,681

	December 31,
	2006	2005

Long-lived assets (excluding assets not allocated):
North America	$27,995	$21,708
Europe	$1,984	$2,571
Other	$1,023	$910

	$31,002	$25,189

The Company’s revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

License	$146,092	$120,182	$97,941
Maintenance	124,955	103,573	87,470
Consulting and education	53,551	43,676	34,270

	$324,598	$267,431	$219,681

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
	(In thousands, except per share data)

Total revenues	$91,801	$78,930	$80,810	$73,057
Gross profit	72,008	63,321	63,874	57,897
Facilities restructuring charges	(174)	1,108	1,129	1,149
Income from operations	12,382	7,403	6,021	4,054
Net income	13,925	9,384	7,629	5,268
Net income per common share:
Basic	$0.16	$0.11	$0.09	$0.06
Diluted	$0.15	$0.10	$0.08	$0.06
Shares used in computing basic net income per common share:
Basic	86,168	86,187	85,860	87,566
Diluted	103,176	92,412	93,062	97,147

Net income and net income per share includes the impact of SFAS 123(R) stock-based compensation. Diluted net income per common share is calculated according to SFAS 128, Earning per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The company determined that for the 12 months period ended December 31, 2006, the convertible securities did have an anti-dilutive effect on net income per share, and as such, it excluded them from the dilutive net income per share calculation.

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

(c) Change in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors, our Code of Business Conduct and corporate governance matters is included under the caption “Proposal One — Election of Directors” in the Proxy Statement for the 2007 Annual Meeting, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2006 (the “2007 Proxy Statement”), and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers of the Registrant” in Part I hereof after Item 4. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the proposal, “Proposal One — Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the headings “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions with Management” and “Proposal One — Election of Directors” in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption under the proposal, “Ratification Appointment of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement and is incorporated herein by reference.

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

The following schedule is included herein:

     Valuation and Qualifying Accounts (Schedule II)

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance	Charged to			Balance
	at Beginning	Costs and			at End
Description	of Period	Expenses	Acquisitions	Deductions	of Period

Provision for Doubtful Accounts:
Year ended December 31, 2006	$870	$(32)	$837	$(9)	$1,666
Year ended December 31, 2005	$811	$150	$-	$(91)	$870
Year ended December 31, 2004	$564	$361	$-	$(114)	$811

Sales and Returns Allowances:
Year ended December 31, 2006	$224	$-	$-	$(224)	$-
Year ended December 31, 2005	$38	$200	$-	$(14)	$224
Year ended December 31, 2004	$705	$(356)	$-	$(311)	$38

3.	Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 28th day of February 2007.

INFORMATICA CORPORATION

By:	/s/ Sohaib Abbasi
Sohaib Abbasi
Chief Executive Officer, President, and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sohaib Abbasi Sohaib Abbasi	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2007

/s/ Earl Fry Earl Fry	Chief Financial Officer, Executive Vice President, and Secretary (Principal Financial and Accounting Officer)	February 28, 2007

/s/ David Pidwell David Pidwell	Director	February 28, 2007

/s/ Mark Bertelsen Mark Bertelsen	Director	February 28, 2007

/s/ Janice Chaffin Janice Chaffin	Director	February 28, 2007

/s/ Charles Robel Charles Robel	Director	February 28, 2007

/s/ Brooke Seawell A. Brooke Seawell	Director	February 28, 2007

/s/ Geoff Squire Geoff Squire	Director	February 28, 2007

/s/ Carl Yankowski Carl Yankowski	Director	February 28, 2007

INFORMATICA CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the year ended December 31, 2006

Exhibit
Number	Document
2.1	Share Purchase Agreement for the sale and purchase of the entire issued share capital of Similarity Systems Limited dated January 26, 2006.
3.1	Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000, Commission File No. 0-25871).
3.3	Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
3.4	Bylaws, as amended, of Informatica Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-Q filed on February 28, 2006, Commission File No. 0-25871).
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2	Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
4.3	Indenture, dated March 13, 2006, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
4.4	Form of 3% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
4.5	Registration Rights Agreement, dated as of March 13, 2006, between the Company and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
10.1*	Company’s 2000 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2001, Commission File No. 0-25871).
10.2*	Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10.3*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on February 19, 1999).
10.4*	Company’s 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-66754) filed on August 3, 2001).
10.5*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006, Commission File No. 0-25871).
10.6*	Company’s 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10.7	Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10.8	Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10.9*	Description of management arrangement with Earl E. Fry (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002, Commission File No. 0-25871).
10.10*	Amendment to 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).

Exhibit
Number	Document
10.11*	Agreement on the Forgiveness of Employee Loan dated September 13, 2001, by and between the Company and Earl E. Fry (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-3 (Commission File No. 333-109683) filed on December 24, 2003).
10.12*	Employment Agreement dated July 19, 2004 by and between Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).
10.13	Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10.14*	Form of Executive Severance Agreement dated November 15, 2004 by and between the Company and each of Earl E. Fry and Girish Pancha (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10.15*	Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10.16*	Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10.17*	2005 Cash Bonus Plan (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10.18*	Summary of amended standard director cash compensation arrangements (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on October 20, 2005, Commission File No. 0-25871).
10.19*	Offer Letter dated February 22, 2006 by and between the Company and Brian Gentile (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006, Commission File No. 0-25871).
10.20*	Executive Severance Agreement dated February 22, 2006 by and between the Company and Brian Gentile (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006, Commission File No. 0-25871).
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.