Form 10-Q
period 2007-03-31
INFORMATICA CORP
filed 2007-05-09
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-25871
INFORMATICA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0333710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Cardinal Way
Redwood City, California 94063
(Address of principal executive offices, including zip code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of April 30, 2007, there were approximately 87,325,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,718	$120,491
Short-term investments	311,076	280,149
Accounts receivable, net of allowances of $1,399 and $1,666	45,273	65,407
Prepaid expenses and other current assets	12,841	10,424

Total current assets	490,908	476,471

Restricted cash	12,016	12,016
Property and equipment, net	13,852	14,368
Goodwill	170,373	170,683
Intangible assets, net	15,556	16,634
Other assets	6,517	6,593

Total assets	$709,222	$696,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,800	$3,641
Accrued liabilities	24,374	26,505
Accrued compensation and related expenses	18,757	25,793
Income taxes payable	2,091	6,461
Accrued facilities restructuring charges	18,675	18,758
Deferred revenues	88,479	85,364

Total current liabilities	157,176	166,522

Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	62,596	65,052
Deferred revenues, less current portion	6,918	7,035
Deferred tax liability, non-current	993	993
Income taxes payable, non-current	3,789	—

Total liabilities	461,472	469,602

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	87	86
Additional paid-in capital	361,535	350,359
Accumulated other comprehensive income	2,112	1,796
Accumulated deficit	(115,984)	(125,078)

Total stockholders’ equity	247,750	227,163

Total liabilities and stockholders’ equity	$709,222	$696,765

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
License	$37,562	$32,804
Service	49,552	40,253

Total revenues	87,114	73,057

Cost of revenues:
License	805	1,527
Service	16,314	13,181
Amortization of acquired technology	722	452

Total cost of revenues (1)	17,841	15,160

Gross profit	69,273	57,897

Operating expenses:
Research and development	18,024	13,058
Sales and marketing	35,111	31,523
General and administrative	7,725	6,643
Amortization of intangible assets	356	130
Facilities restructuring charges	1,049	1,149
Purchased in-process research and development	—	1,340

Total operating expenses (2)	62,265	53,843

Income from operations	7,008	4,054

Interest income	5,049	2,672
Interest expense	(1,804)	(362)
Other expense, net	(86)	58

Income before provision for income taxes	10,167	6,422
Provision for income taxes	1,073	1,154

Net income	$9,094	$5,268

Basic net income per common share	$0.11	$0.06

Diluted net income per common share	$0.10	$0.06

Shares used in computing basic net income per common share	86,448	87,566

Shares used in computing diluted net income per common share	102,638	97,147

Includes share-based payments as follows:
(1) Cost of service revenues	$469	$330
(2) Research and development	904	683
(2) Sales and marketing	1,644	1,067
(2) General and administrative	1,024	920

	$4,041	$3,000

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$9,094	$5,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,714	2,465
Share-based payments	4,041	3,000
Amortization of intangible assets and acquired technology	1,078	790
Purchased in-process research and development	—	1,340
Non-cash facilities restructuring charges	1,049	1,149
Changes in operating assets and liabilities:
Accounts receivable	20,444	16,321
Prepaid expenses and other assets	(2,419)	(1,413)
Accounts payable and other current liabilities	(12,379)	(11,936)
Income taxes payable, non-current	3,789	—
Accrued facilities restructuring charges	(3,547)	(3,821)
Deferred revenues	2,999	(439)

Net cash provided by operating activities	26,863	12,724

Investing activities:
Purchases of property and equipment	(2,095)	(1,032)
Purchases of investments	(123,473)	(89,290)
Maturities of investments	79,190	13,751
Sales of investments	13,450	49,202
Business acquisitions, net of cash acquired	—	(46,720)

Net cash used in investing activities	(32,928)	(74,089)

Financing activities:
Net proceeds from issuance of common stock	8,525	12,284
Repurchases and retirement of common stock	(1,389)	(49,956)
Issuance of convertible senior notes	—	230,000
Payment of issuance costs on convertible senior notes	—	(6,152)

Net cash provided by financing activities	7,136	186,176

Effect of foreign exchange rate changes on cash and cash equivalents	156	221

Net increase in cash and cash equivalents	1,227	125,032
Cash and cash equivalents at beginning of period	120,491	76,545

Cash and cash equivalents at end of period	$121,718	$201,577

Supplemental disclosures:
Interest paid	$3,450	$—

Income taxes paid	$834	$737

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$1,583

Unrealized gain on investments	$94	$79

Goodwill adjustment	$(310)	$—

See accompanying notes to condensed consolidated financial statements

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature (see Note 2, Acquisitions and Note 6, Facilities Restructuring Charges, for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2007 and 2006 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2007, or any future period.
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
     These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements of the Company.
     Revenue Recognition
     The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended and modified by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP No. 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, and other authoritative accounting literature.
     Under SOP No. 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Net Income per Common Share
     Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and common shares potentially issuable under the terms of the convertible senior notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income	$9,094	$5,268
Effect of convertible senior notes, net of related tax effects	1,100	—

Diluted net income	$10,194	$5,268

Weighted-average shares outstanding	86,448	87,663
Weighted-average unvested common shares subject to repurchase	—	(97)

Shares used in computing basic net income per common share	86,448	87,566
Dilutive effect of employee stock options, net of related tax benefits	4,690	7,153
Dilutive effect of convertible senior notes, net of related tax effects	11,500	—

Shares used in computing diluted net income per common share	102,638	94,719

Basic net income per common share	$0.11	$0.06

Diluted net income per common share	$0.10	$0.06

     Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The company determined that for the three months ended March 31, 2007, the convertible senior notes had a dilutive effect on net income per share, and as such, it had an add-back of $1.1 million in interest and issuance cost amortization, net of income taxes to net income for the diluted net income per share calculation. For the three months ended March 31, 2006, the effect of the convertible senior notes was antidilutive.
Note 2. Acquisitions
     Itemfield
     On December 15, 2006, the Company acquired Itemfield, Inc. (“Itemfield”), a private company with substantial operation in Israel, providing built-in support for unstructured data authored using Microsoft Excel, Word, PowerPoint, Adobe Acrobat, Postscript, PCL, SUN StarOffice, AFP and HTML. Management believes that it is the investment value of this synergy, related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54 million, consisting of $52 million of cash and 157,728 of Informatica stock options with a fair value of $1.9 million, to acquire all of the outstanding common stock, preferred stock and stock options of Itemfield. In connection with the acquisition, the Company also incurred transaction costs of $0.8 million.
  Similarity
     On January 26, 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company with substantial business in Ireland, providing data quality and data profiling software. The acquisition extends Informatica’s data integration software to include Similarity’s data quality technology. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54.9 million, consisting of $48.3 million of cash, 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) with a fair value of $1.6 million, and 392,333 of Informatica stock options with a fair value of $5.0 million, to acquire all of the outstanding common stock, preferred stock and stock options of Similarity. In connection with the acquisition, the Company also incurred transaction costs of $2.3 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The results of Similarity’s and Itemfield’s operations have been included in the condensed consolidated financial statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the three months ended March 31, 2006, assuming Similarity and Itemfield had been acquired on January 1, 2006, and includes the acquired in-process research and development charge of $1.3 million for Similarity. The unaudited pro forma adjusted summary for the three months ended March 31, 2006 combines the historical results for the Company for that period with the historical results for Similarity and Itemfield for the same period.
     The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

Three Months
Ended March 31,
2006
Pro forma adjusted total revenue	$74,689 *
Pro forma adjusted net income	$1,768
Pro forma adjusted net income per share — basic	$0.02
Pro forma adjusted net income per share — diluted	$0.02
Pro forma weighted-average basic shares	87,770
Pro forma weighted-average diluted shares	97,427

*	Pro forma adjusted total revenue includes $0.3 million intercompany revenues prior to Itemfield acquisition. Included in pro forma adjusted total revenue are $1.3 million and $0.3 million related to Itemfield and Similarity, respectively for the three months ended March 31, 2006.
Note 3. Share-Based Payments
     On January 1, 2006, the Company adopted FASB SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the post adoption share-based payment includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The fair value of all share-based payment transactions granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for post-adoption share-based payment awards on a straight-line basis over the requisite service period of the award.
     Prior to January 1, 2006, the Company accounted for stock issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB No. 25, compensation expense of fixed stock options was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price of the option. The Company amortized its share-based compensation under FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, using an accelerated method over the remaining vesting term of the related options.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Summary of Assumptions
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The Company has been using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its ESPP since the third quarter of 2005. Prior to the third quarter of 2005, expected volatilities were based on historical volatility. The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee termination rates to estimate pre-vesting option forfeitures and record share-based payment only for those awards that are expected to vest. The Company lowered its forfeiture rate from 16% (previously used in 2006) to 14% in the three months ended March 31, 2007, primarily due to its projection of employee termination rates for 2007. As a result of this change, its share-based payments increased approximately $0.3 million for the three months ended March 31, 2007.
     The fair value of the Company’s share-based payment awards was estimated assuming no expected dividends with the following assumptions:

	Three Months Ended
	March 31,
	2007	2006
Option Grants:
Expected volatility	41%	43 – 44%
Weighted-average volatility	41%	43%
Expected dividends	—	—
Expected term of options (in years)	3.3 years	3.9 years
Risk-free interest rate	4.7%	4.4 – 4.7%
ESPP:
Expected volatility	34%	44%
Weighted-average volatility	34%	44%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5 year	0.5 year
Risk-free interest rate — ESPP	5.2%	4.7%
     Stock Option Plan Activity
     A summary of option activity through March 31, 2007 is presented below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
Options	Shares	per Share	Term (years)	Value
Outstanding at January 1, 2007	17,283	$8.72
Granted	1,283	$12.65
Exercised	(772)	$5.99
Forefeited or expired	(356)	$10.45

Outstanding at March 31, 2007	17,438	$9.09	4.96	$80,929

Exercisable at March 31, 2007	10,351	$7.78	4.30	$60,536

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As of March 31, 2007 and December 31, 2006, the number of the unvested shares was 7,075,000 and 7,106,523 with an average grant price of $9.81 and $8.72, respectively. The weighted-average grant date fair value of options granted during the quarter ended March 31, 2007 was $4.39 per option. The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $5.5 million. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP during the quarter ended March 31, 2007 was $3.18 per share. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the quarter ended March 31, 2007 was $1.1 million. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares. As of March 31, 2007, there was $28.3 million in compensation cost related to unvested awards not yet recognized (excluding any tax benefits) and is expected to be recognized over a weighted-average of 2.6 years.
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP No. 123(R)-3”). Informatica has elected to adopt the alternative transition method provided in. FSP No. 123(R)-3 for calculating the tax effects of share-based payments pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based payments, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based payment awards that are outstanding upon adoption of SFAS No. 123(R). The tax benefits related to employee awards that were fully vested prior to the adoption of Statement 123(R), when realized in accordance with footnote 82 of Statement 123(R) and recognized in equity subsequent to the adoption of Statement 123(R), will increase our APIC pool.
     Summary of Plans
     1999 Stock Incentive Plan
     The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of March 31, 2007, the Company had approximately 10,578,000 authorized options available for grant and 16,104,000 options outstanding under the 1999 Incentive Plan.
     1999 Non-Employee Director Stock Incentive Plan
     The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. Each non-employee joining the Board of Directors following the completion of the initial public offering would automatically receive options to purchase 100,000 shares of common stock at an exercise price per share equal to the fair market value of the common stock. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each option will have an exercise price equal to the fair value

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of the common stock on the automatic grant date and will vest on the first anniversary of the grant date. As of March 31, 2007, the Company had approximately 155,000 authorized options available for grant and 785,000 options outstanding under the Directors Plan. The Company intends to grant options to the directors from the 1999 Incentive Plan under the same terms at the point when all options in the Directors Plan have been granted which will occur in the May 2007 grant after the annual stockholders meeting.
     2000 Employee Stock Incentive Plan
     In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vest over a period of 4 years from the date of the grant. As of March 31, 2007, the Company had approximately 771,000 authorized options available for grant and 316,000 options outstanding under the 2000 Incentive Plan.
     Assumed Option Plans
     In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of March 31, 2007, the Company had approximately 234,000 options outstanding under the Assumed Plans.
     Employee Stock Purchase Plan
     The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. Historically, the purchase price per share has been 85% of the lesser of the common stock fair market value either at the beginning of a rolling two-year offering period or at the end of each six-month purchase period within the two-year offering period. As of March 31, 2007, the Company had approximately 6,763,000 authorized shares available for grant under the ESPP.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Comprehensive Income
     Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income, as reported	$9,094	$5,268
Other comprehensive income:
Unrealized gain on investments *	94	79
Cumulative translation adjustment *	222	234

Comprehensive income	$9,410	$5,581

*	The amounts are at the gross level and do not include the tax effect on unrealized gain on investment and foreign currency translation adjustment, which has been determined not to be significant.
     Accumulated other comprehensive income as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Unrealized loss on available-for-sale investments	$(49)	$(143)
Cumulative translation adjustment	2,161	1,939

	$2,112	$1,796

Note 5. Goodwill and Intangible Assets
     The carrying amounts of intangible assets other than goodwill as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$18,135	$(8,019)	$10,116	$18,135	$(7,297)	$10,838
Customer relationships	4,175	(1,260)	2,915	4,175	(1,057)	3,118
Other:
Trade names	700	(58)	642	700	(8)	692
Covenants not to compete	2,000	(117)	1,883	2,000	(14)	1,986

	$25,010	$(9,454)	$15,556	$25,010	$(8,376)	$16,634

     Amortization expense of intangible assets was approximately $1.1 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenants not to compete are 4 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of March 31, 2007 is expected to be $3.2 million for the remainder of 2007, and $3.9 million, $3.7 million, $2.0 million, $1.8 million, and $1.0 million for the years ended December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The change in the carrying amount of goodwill for the three months ended March 31, 2007 is as follows (in thousands):

March 31,
2007
Beginning balance as of December 31, 2006	$170,683
Subsequent goodwill adjustments	(310)

Ending balance as of March 31, 2007	$170,373

     In the first quarter of 2007, the Company recorded an adjustment of $310,000 to goodwill, related to purchase price accounting for the acquisition of Itemfield. In 2006, the Company recorded an adjustment of $60,000 related to restructuring to reduce the goodwill related to the Similarity acquisition.
Note 6. Facilities Restructuring Charges
     2004 Restructuring Plan
     In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance and property tax, net of estimated broker commissions of $3.4 million for the remainder of 2007, $4.4 million in 2008, $2.5 million in 2009, $1.3 million in 2010, $3.6 million in 2011, $4.2 million in 2012, and $2.3 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.3 million.
     Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. As of March 31, 2007, the Company will recognize approximately $14.4 million of accretion as a restructuring charge over the remaining term of the lease, or approximately seven years, as follows: $2.9 million for the remainder of 2007, $3.5 million in 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2007 is as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	March 31,
	2006	Charges	Adjustments	Payment	Reclass	2007
2004 Restructuring Plan
Excess lease facilities	$71,678	$1,008	$41	$(2,647)	$(41)	$70,039
2001 Restructuring Plan
Excess lease facilities	12,132	—	—	(900)	—	11,232

	$83,810	$1,008	$41	$(3,547)	$(41)	$81,271

     In the three months ended March 31, 2007, the Company recorded $1.0 million restructuring charges from accretion charges related to the 2004 Restructuring Plan.
     Net cash payments for the three months ended March 31, 2007 for facilities included in the 2001 Restructuring Plan amounted to $0.9 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2007 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
     Since the related facilities associated with the restructured properties are no longer being used in the Company’s operations, the Company reclassified the deferred rent liability to accrued restructuring charges in 2004. As of March 31, 2007, $18.7 million of the $81.3 million accrued restructuring charges was classified as current liabilities and the remaining $62.6 million was classified as non-current liabilities.
Note 7. Convertible Senior Notes
     On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption of the Notes. The initial conversion price

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
represents a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ Stock Market (Global Select) of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011.
     Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (“the Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company agreed to file a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes and use the Company’s reasonable best efforts to cause it to become effective, within an agreed-upon period (90 to 120 days depending upon whether the shelf registration statement is automatic). The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and concluded that none of these features should be separately accounted for as derivatives.
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
     In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000 and $15,000, and interest expense on the Notes was $1.7 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. An interest payment of $3.5 million was made in the three months ended March 31, 2007. No payments of interest were made in the three months ended March 31, 2006.
     The estimated fair value of the Company’s Convertible Senior Notes as of March 30, 2007, based on the closing price as of March 30, 2007 (the last trading day of March 2007) at the Over-the-Counter market, was $231 million.
Note 8. Commitments and Contingencies
     Lease Obligations

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. If the Company decides to exercise its renewal option, the renewal rate may not be comparable to its current rate. The future minimum contractual lease payment is $1.6 million for the remainder of 2007.
     The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments. These certificates of deposit are classified as long-term restricted cash on the Company’s condensed consolidated balance sheet.
     The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $103.3 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6, Facilities Restructuring Charges, above, for a further discussion.
     Future minimum lease payments as of March 31, 2007 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2007	$16,130	$(2,169)	$13,961
2008	18,378	(2,752)	15,626
2009	18,196	(1,592)	16,604
2010	17,950	(285)	17,665
2011	17,986	(1,932)	16,054
Thereafter	30,273	(3,669)	26,604

	$118,913	$(12,399)	$106,514

     Of these future minimum lease payments, the Company has accrued $81.3 million in the facilities restructuring accrual at March 31, 2007. This accrual includes the minimum lease payments of $103.3 million and an estimate for operating expenses of $18.9 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $26.5 million and a present value discount of $14.4 million recorded in accordance with SFAS No. 146.
     In December 2005, the Company subleased 35,000 square feet of office space at the Pacific Shores Center, its former corporate headquarters, in Redwood City, California through May 2013. In June 2005, the Company subleased 51,000 square feet of office space at the Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an option to renew through July 2013. In February 2005, the Company subleased 187,000 square feet of office space at the Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the subtenant that is exercisable in July 2009. In 2004, the Company signed sublease agreements for leased office space in Palo Alto and Scotts Valley, California. In 2003, the Company signed sublease agreements for leased office space in Palo Alto and Redwood City, California. During 2002, the Company signed a sublease agreement for leased office space in Palo Alto, California.
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2007 and December 31, 2006. To date, the Company’s product warranty expense has not been significant.
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
     The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing.
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
     The trial began on March 12, 2007 on the two remaining patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002 and a verdict was reached on April 2, 2007. During the trial, the judge determined that, as a matter of law, BODI and its customers’ use of the Acta/BODI products infringe on the Company’s asserted patents. The jury unanimously determined that the Company’s patents are valid, that BODI’s infringement on the Company’s patents was done willfully and that a reasonable royalty for BODI’s infringement is $25.2 million. The jury’s determination that BODI’s infringement was willful permits the judge to increase the damages award by up to three times. The Company has also asked for a permanent injunction preventing BODI from shipping the infringing technology now and in the future. An appeal by BODI is expected.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Income Taxes
     The Company recorded an income tax provision of $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively, which primarily represents federal alternative minimum taxes, state taxes, and income taxes attributable to foreign operations. In 2007, the Company released $0.4 million of tax reserve attributable to withholding taxes on foreign earnings no longer required as a result of tax planning. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three months ended March 31, 2007 differed from the recorded income tax provision primarily due to the reversal of approximately $3.0 million of the Company’s valuation allowance that is supported by refundable income taxes and was partially offset by state taxes of $0.2 million.
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 requires that the Company recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of adopting FIN 48, if any, is required to be recorded in retained earnings and other accounts as applicable. No material cumulative adjustment to retained earnings was required upon our adoption of FIN 48.
     As of January 1, 2007, the Company had approximately $4.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect our tax expense. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at January 1, 2007 approximated $177,000. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     Because of net operating loss carryforwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Most state and foreign jurisdictions have three or four open tax years at any point in time.
Note 10. Stock Repurchases
     In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares were retired and reclassified as authorized and unissued shares of common stock. As of March 31, 2007, the Company repurchased 2,238,000 shares at cost of $30 million, including 105,000 shares during the three months ended March 31, 2007.
     In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to $50 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock.
Note 11. Recent Accounting Pronouncements
     In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FAS No. 123(R)-3”). Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of share-based payments pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based payment and to determine the

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee share-based payment awards that are outstanding upon adoption of FAS No. 123(R)-3. Companies have one year from the later of the adoption of SFAS No. 123(R)-3 or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. Informatica has elected to adopt the alternative transition method provided in the FSP No. 123(R)-3 for calculating the tax effects of share-based payment pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee share-based payment compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based payment awards that are outstanding upon adoption of SFAS No. 123(R).
     In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-3”). EITF No. 06-3 provides guidance for income statement presentation and disclosure of any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, including but not limited to, sales, use, value added, and some excise taxes. Presentation of taxes within the scope of this EITF issue may be made on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues), with appropriate accounting policy disclosure. EITF No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company adopted this consensus as required and it presents the taxes within the scope of EITF No. 06-3 on a net basis, which is consistent with how we recorded the sales tax prior to adoption of this consensus, and the adoption did not have an impact on the Condensed Consolidated Financial Statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which is effective in fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken on the Company’s tax return. The Company adopted this pronouncement as of January 1, 2007, and no material cumulative adjustment to retained earnings was required.
     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of SFAS No. 157, there will be a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157 and expects to adopt it as required at the beginning of the first quarter of 2008.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement 157. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 159 and expects to adopt it as required at the beginning of the first quarter of 2008.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.
     The following table presents geographic information (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
North America	$65,212	$51,242
Europe	18,692	17,553
Other	3,210	4,262

	$87,114	$73,057

	March 31,	December 31,
	2007	2006
Long-lived assets (excluding assets not allocated):
North America	$26,534	$27,995
Europe	1,757	1,984
Other	1,117	1,023

	$29,408	$31,002

     No customer accounted for more than 10% of the Company’s total revenues in the three months ended March 31, 2007 and 2006. At March 31, 2007 and 2006, no single customer accounted for more than 10% of the accounts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, share-based payments; provision for income taxes; the integration of our acquisitions of Similarity Systems Limited (“Similarity”) and Itemfield, Inc. (“Itemfield”); deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
     We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses from partners making our technology available to companies as part of their own on-demand offerings. Most of our international sales have been in Europe, and revenue outside of Europe and North America has comprised 6% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.
     We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.
     For the first quarter of 2007, our total revenues grew 19% to $87.1 million compared to the first quarter of 2006. The increase in license revenues was primarily a result of year-over-year increases in the volume of our transactions. The increase in service revenues was primarily from increased contribution from the new releases of our existing products that increased our training and consulting revenues by 30%, coupled with an increase of 20% in maintenance revenues driven by strong renewals from our expanding customer base.

     Due to our dynamic market, we face both significant opportunities and challenges. As such, we focus on the following key factors:
•	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coded development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Business Objects’ acquisition of FirstLogic, and Oracle’s acquisition of Sunopsis) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

•	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example, in May 2006, we delivered the generally available release of PowerCenter 8. In September 2006, we delivered general availability of the PowerCenter Connect for salesforce.com to enable joint customers to integrate data managed by salesforce.com. Also, in November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

•	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenue and order backlog, and we have generally had weaker demand for our software products and services in the first and third quarters. Additionally, our consulting and education services have seen reduced demand for their services in the fourth quarter and first quarter due to customer commitments related to the holiday season.
     To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products.
     We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In addition to becoming a global OEM partner with Hyperion Solutions (Oracle) and partnering with salesforce.com, we expanded and extended our OEM relationship with Oracle. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Item 1A. Additionally, our alliance managers have developed and continue to add new strategic partnerships with vendors in the on-demand market. In late 2006, we formalized our relationship with Deloitte Consulting and jointly went to market with its Enterprise Risk Services practice and our Data Quality products. We also expanded our market reach with new reseller agreements with Teradata and Sun Microsystems.
     We have also broadened our distribution efforts. In the first quarter of 2007, we continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have also expanded our international sales presence by opening new offices and increasing headcount. This included opening sales offices in Brazil, China, India, Japan, South Korea, and Taiwan in 2005 and 2006. We also established training partnerships in late 2006 in India, Latin America and the United States to provide hands-on product training for customers and partners. As the result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased accordingly during 2005 and 2006. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, or profitability. While we have experienced some increases in revenue and productivity in the United States, we have not yet achieved such increases in productivity internationally.
     To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiations, and key business values. These programs include Informatica World for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel in January, “Webinars” for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral. We have also invested in partner enablement programs, including product-specific briefings to partners and the inclusion of several partners in our beta programs.
Critical Accounting Policies and Estimates
     In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, accounting for impairment of goodwill, acquisitions, and share-based payments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1, Summary of Significant Accounting Policies and Note 11, Recent Accounting Pronouncements of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Revenue Recognition
     We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with generally accepted accounting principles (“GAAP”) in the United States of America that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.
     We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition, together with other authoritative literature. For other authoritative literature, see the subsection Revenue Recognition in Note 1, Summary of Significant Accounting Policies of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized each period.

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
     Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software. If, in our judgment, the software arrangement includes significant modification or customization of the software, then software license revenue is recognized as the consulting services revenue is recognized.
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
     If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 6, Facilities

Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.
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
     As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items that may create net deferred tax assets and liabilities.
     We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have historically recorded a valuation allowance against our deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Based on our forecast of earnings and our continual assessment regarding the realizability of our deferred tax assets, we may release some portion or all our of valuation allowance that is not related to stock options. Such release could have a significant impact on our effective tax rate during the quarter in which this assessment is made, and could result in a significantly lower effective tax rate than forecasted under the principles of FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28 (“FIN 18”). A majority of the remaining deferred tax assets is related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. As a result, these deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No material cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As a result of FIN 48, we could have greater volatility in our effective tax rate in the future.
     Accounting for Impairment of Goodwill
     We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit, specifically the license, implementation, and support of our software products. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years in 2006, 2005, and 2004 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

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
     Share-Based Payments
     We account for share-based payments related to share-based payment transactions in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), share-based payment is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.
     We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payments in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $1.0 million increase in the fair value of options granted during the three months ended March 31, 2007. In addition, we apply an expected forfeiture rate when amortizing share-based payments. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payments could be materially impacted in the quarter of revision, as well as in following quarters. We lowered our forfeiture rate from 16% to 14% for the three months ended March 31, 2007, primarily due to changes in historical employee termination rates. As a result of this change, our share-based payments increased approximately $0.3 million for the three months ended March 31, 2007. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We lowered our expected life estimate from 3.9 years (in 2006) to 3.3 years (in the first quarter of 2007). We expect that this change to lower our share-based payments for the options granted during the first quarter of 2007 by approximately 8% for the vesting duration (usually four years). We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will however continue to monitor the historical performance of these variables and will modify our methodology and assumptions on a going forward basis as needed

Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11. Recent Accounting Pronouncements of Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.
Results of Operations
     The following table presents certain financial data for the three months ended March 31, 2007 and 2006 as a percentage of total revenues:

	Three Months
	Ended March 31,
	2007	2006
Revenues:
License	43%	45%
Service	57	55

Total revenues	100	100

Cost of revenues:
License	1	2
Service	19	18
Amortization of acquired technology	1	1

Total cost of revenues	21	21

Gross profit	79	79
Operating expenses:
Research and development	21	18
Sales and marketing	40	43
General and administrative	9	9
Amortization of intangible assets	—	—
Facilities restructuring charges	1	2
Purchased in-process research and development	—	2

Total operating expenses	71	74

Income from operations	8	5
Interest income	6	4
Interest expense	(2)	—
Other expense, net	(1)	—

Income before provision for income taxes	11	9
Provision for income taxes	1	2

Net income	10%	7%

Revenues
     Our total revenues increased to $87.1 million for the three months ended March 31, 2007 from $73.1 million for the three months ended March 31, 2006, representing an increase of $14.0 million or 19%.
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
License revenues	$37,562	$32,804	15%
Service revenues:
Maintenance	34,629	28,792	20%
Consulting and education	14,923	11,461	30%

Total service revenues	49,552	40,253	23%

	$87,114	$73,057	19%

     License Revenues
     Our license revenues increased to $37.6 million for the three months ended March 31, 2007, compared to $32.8 million for the three months ended March 31, 2006. The $4.8 million or 15% increase in license revenues in the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to an increase in the volume of transactions, which was partially offset by a slight decrease in the average size of the transactions. The average transaction amount for orders greater than $100,000 in the first quarter of 2007, including upgrades, decreased to $303,000 from $315,000 in the first quarter of 2006. Further, we had three transactions of $1.0 million or more in the first quarter of 2007, compared to four transactions of the same magnitude in the first quarter of 2006.
     Services Revenues
     Maintenance Revenues
     Maintenance revenues increased to $34.6 million for the three months ended March 31, 2007, compared to $28.8 million for the three months ended March 31, 2006. The $5.8 million or 20% increase in the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to a higher rate for the renewals of maintenance contracts in 2007 and the increasing size of our customer base. For the remainder of 2007, we expect maintenance revenues to increase slightly from the first quarter of 2007.
     Consulting and Education Services Revenues
     Consulting and education services revenues increased to $14.9 million for the three months ended March 31, 2007, compared to $11.5 million for the three months ended March 31, 2006. The $3.4 million or 30% increase in the three months ended March 31, 2007, compared to the same period in 2006, was the result of a higher demand for our consulting and education services globally. For the remainder of 2007, we expect revenues from consulting and education services to remain relatively consistent with or increase slightly from the first quarter of 2007.
     International Revenues
     Our international revenues were $21.9 million and $21.8 million for the three months ended March 31, 2007 and 2006, respectively. The $0.1 million increase for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to an increase in international services revenue. International revenues were 25% and 30% of total revenues for the three months ended March 31, 2007 and 2006, respectively. The decline in international revenues as a percentage of total revenues was mainly due to an increase in the North America revenues and delay in closure of some international software revenue contracts.
     Future Revenues (New Orders, Backlog and Deferred Revenues)
     Our future revenues are dependent upon the following: (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at March 31, 2007, were approximately $114.3 million, compared to $118.1 million at December 31, 2006.
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Cost of license revenues	$805	$1,527	(47)%
Cost of service revenues	16,314	13,181	24%
Amortization of acquired technology	722	452	60%

Total cost of revenues	$17,841	$15,160	18%

Cost of license revenues, as a percentage of license revenues	2%	5%	(3)%
Cost of service revenues, as a percentage of service revenues	33%	33%	—%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased to $0.8 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006, representing 2% and 5% of license revenues for those periods, respectively. The $0.7 million or 47% decrease in cost of license revenues for the three months ended March 31, 2007 compared to the same period in 2006 was due to the smaller portfolio of royalty based products being shipped in the first quarter of 2007. For the remainder of 2007, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with or slightly higher than first quarter of 2007.
     Cost of Service Revenues
     Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $16.3 million for the three months ended March 31, 2007 from $13.2 million for the three months ended March 31, 2006, and represented approximately 33% of service revenues for both periods. The $3.1 million or 24% increase for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to headcount growth in the customer support, professional services, and education service groups, higher subcontractor fees in the consulting services group, and higher share-based payments. For the remainder of 2007, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first quarter of 2007, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.

     Amortization of Acquired Technology
     The following sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Amortization of acquired technology	$722	$452	60%
     Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $0.7 million for the three months ended March 31, 2007, compared to $0.5 million for the three months ended March 31, 2006. The $0.2 million or 60% increase in the three months ended March 31, 2007, compared to the same period in the prior year, is the result of amortization of certain technologies that we acquired in December 2006 in connection with the Itemfield acquisition. We expect amortization of other acquired technology to be approximately $2.1 million for the remainder of 2007.
Operating Expenses
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Research and development	$18,024	$13,058	38%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Research and development expenses increased to $18.0 million for the three months ended March 31, 2007, compared to $13.1 million for the three months ended March 31, 2006, representing approximately 21% and 18% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. The $4.9 million or 38% increase for the three months ended March 31, 2007, compared to the same period in 2006, was due to personnel-related costs, which increased by $1.1 million, a $1.8 million increase in legal fees associated with the patent litigation, and a $1.1 million increase due to the acquisition of Itemfield. All of our software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. For the remainder of 2007, we expect the research and development expenses as a percentage of total revenues to decrease slightly from the first quarter of 2007.
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Sales and marketing	$35,111	$31,523	11%
     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $35.1 million for the three months ended March 31, 2007 from $31.5 million for the three months ended March 31, 2006, representing approximately 40% and 43% of total revenues for the three months ended March 31, 2007 and 2006, respectively. The $3.6 million or 11% increase for the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to a $2.1 million increase in personnel-related costs, as a result of an increase in headcount from 408 in March 2006 to 426 in March 2007, partially due to the Itemfield acquisition and commission expense. Also contributing to the increase was a $0.3 million increase in outside services, a $0.3 million increase in facilities related costs, and a $0.3 million increase in spending on marketing programs. For the remainder of 2007, we expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent with the first quarter of 2007.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
General and administrative	$7,725	$6,643	16%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses increased to $7.7 million for the three months ended March 31, 2007, compared to $6.6 million for the three months ended March 31, 2006, representing 9% of total revenues for both periods. The $1.1 million or 16% increase for the three months ended March 31, 2007, compared to the same period in 2006, is primarily due to an increase of $0.6 million in personnel related costs due to headcount increases (from 131 in March 2006 to 142 in March 2007). Also contributing to the increase was a $0.2 million increase in outside services. For the remainder of 2007, we expect general and administrative expenses, as a percentage of total revenues, to remain relatively consistent with the first quarter of 2007.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Amortization of intangible assets	$356	$130	174%
     Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through business acquisitions. Amortization of intangible assets increased to $356,000 for the three months ended March 31, 2007 from $130,000 for the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 compared to the same period in the prior year is a result of certain customer relationships acquired in December 2006 due to the acquisition of Itemfield. We expect amortization of the remaining intangible assets to be approximately $1.1 million for the remainder of 2007.
     Facilities Restructuring Charges
     The following sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Facilities restructuring charges	$1,049	$1,149	(9)%

     In the three months ended March 31, 2007 and 2006, we recorded $1.0 million and $1.1 million for restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.
     As of March 31, 2007, $81.3 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
     2004 Restructuring Plan
     Net cash payments under the 2004 Restructuring Plan for the three months ended March 31, 2007 related to the consolidation of excess facilities were $2.6 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2007 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.
     2001 Restructuring Plan
     Net cash payments under the 2001 Restructuring Plan for the three months ended March 31, 2007 related to the consolidation of excess facilities were $0.9 million. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2007 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
     Our results of operations has been positively affected since 2004 by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. These combined savings were approximately $10 to $11 million annually compared to 2004, after accretion charges, and we anticipate that they will continue in the remainder of 2007, 2008 and 2009.
     In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 6, Facilities Restructuring Charges of Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Purchased In-Process Research and Development
     The following sets forth, for the periods indicated, our purchased in-process research and development (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Purchased in-process research and development	$—	$1,340	(100)%
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

Interest Income, Expense and Other
     The following sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Interest income	$5,049	$2,672	89%
Interest expense	(1,804)	(362)	398%
Other expense, net	(86)	58	(248)%

	$3,159	$2,368	33%

     Interest income, expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. The increase of $0.8 million or 33% in the three months ended March 31, 2007, compared to the same period in 2006, was primarily due to a $2.4 million increase in interest income received from higher investment yields and interest on the proceeds from the Notes, which was partially offset by $1.4 million in interest expense and related costs on the Notes and by a $0.1 million increase in foreign exchange losses. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Income Tax Provision
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
Provision for income taxes	$1,073	$1,154	(7)%
     We recorded an income tax provision of $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively, which primarily represents federal alternative minimum taxes, state taxes, and income taxes attributable to foreign operations. In 2007, we released $0.4 million of tax reserves attributable to withholding taxes on foreign earnings no longer required as a result of tax planning and expect a benefit of $10.0 million to $19.0 million, after taking into consideration permanent and other currently non-deductible items, from unrecognized deferred tax assets. This is dependent on the Company’s actual and forecasted profitability. In 2006 we benefited from the release of valuation allowance of $9.0 million due to the utilization of previously unrecognized net operating losses.
     The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three-month period ended March 31, 2007 differed from the recorded income tax provision primarily due to the reversal of approximately $3.0 million of the Company’s valuation allowance that is supported by refundable income taxes partially offset by state taxes of $0.2 million. Our tax provision for the remainder of 2007 will be heavily dependent upon the jurisdictional mix in which we generate pretax income.
     On a cash basis, the Company fully utilized its net operating losses carried forward from prior years in 2006 and was subject to federal alternative minimum tax. In 2007, we expect to utilize virtually all available tax credits generated in current and prior periods. As a result of utilizing all the available net operating losses and tax credits in these years, the Company anticipates that it will be subject to the full federal statutory tax rate after 2007 on U.S. taxable income. Any cash benefit from utilization of the net operating losses from acquired entities will be reflected as an adjustment to goodwill.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of March 31, 2007, we had $432.8 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases. In January

2006, pursuant to the Purchase Agreement, Similarity stockholders received approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5 million. In December 2006, pursuant to a merger agreement, Itemfield stockholders, non-employee option holders and certain employees were entitled to receive approximately $52.1 million in cash and the outstanding options held by Itemfield employees were converted into approximately 158,000 shares of Informatica stock options with a fair value of $1.9 million, of which we paid $49.8 million in December 2006.
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
     Operating Activities: Cash provided by operating activities for the three months ended March 31, 2007 was $26.9 million, representing an increase of $14.1 million from the three months ended March 31, 2006. This increase primarily resulted from a $3.8 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, and accrued liabilities. Our “Days Sales Outstanding” in accounts receivable increased slightly from 46 days at March 31, 2006 to 47 days at March 31, 2007. Cash provided by operating activities for the three months ended March 31, 2006 was $12.7 million and primarily resulted from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, offset by payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors.
     Investing Activities: We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.
     Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities for the three months ended March 31, 2007 was $7.1 million due to the issuance of common stock to option holders and to participants of our ESPP program for $8.5 million partially offset by $1.4 million repurchase and retirement of common stock. Net cash provided by financing activities for the three months ended March 31, 2006 was $186.2 million including issuance of convertible debt for $230 million and the issuance of common stock to option holders and participants of our ESPP program for $12.3 million offset by $50.0 million repurchase and retirement of common stock and $6.1 million payment of debt issuance costs. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

     In March 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due in 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,062 shares of our common stock concurrently with the offering of the Notes.
     In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of March 31, 2007, we repurchased 2,238,000 of our common stocks for $30 million. In April 2007, our Board of Directors renewed our repurchase program by up to $50 million. One purpose of the program is to partially offset the otherwise dilutive impact of stock option exercise activity. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, general business and market conditions, and other investment opportunities. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock repurchase program.
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
     Other Uses of Cash
     In January and December 2006, in connection with the Similarity and Itemfield acquisitions, we used approximately $48.3 million and $52.1 million cash, respectively, as part of the consideration. A portion of our cash may be further used to acquire or invest in other complementary businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also need to pursue additional financing to complete future acquisitions.
     Letter of Credit
     We have a $12.0 million letter of credit issued by a financial institution that is required to have certificates of deposit as collateral for our former corporate headquarter leases at the Pacific Shores Center in Redwood City, California until the leases expire in 2013. These certificates of deposit are classified as long-term restricted cash on our condensed consolidated balance sheet. The letter of credit currently bears interest of 3.6%. There are no financial covenant requirements under our letter of credit.

     Contractual Obligations
     The following table summarizes our significant contractual obligations, including future minimum lease payments as of March 31, 2007, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
		Remaining	2008 and	2010 and	2012 and
	Total	2007	2009	2011	Beyond
Operating lease obligations:
Operating lease payments	$118,913	$16,130	$36,574	$35,936	$30,273
Future sublease income	(12,399)	(2,169)	(4,344)	(2,217)	(3,669)

Net operating lease obligations	106,514	13,961	32,230	33,719	26,604
Debt obligations:
Principal payments *	230,000	—	—	230,000	—
Interest payments	131,100	3,450	13,800	13,800	100,050
Other obligations **	1,050	450	600	—	—

	$468,664	$17,861	$46,630	$277,519	$126,654

*	Holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. We have the right to redeem some or all of the Notes after March 15, 2011.

**	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchased obligations discussed below.
     Our contractual obligations for 2007 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2007. We have a three-year option to renew this lease to December 31, 2010 at fair market value. If we decide to exercise our renewal option, the renewal rate will increase from our current rate. The minimum contractual lease payment is $1.6 million for the remainder of 2007.
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

  Operating Leases
     We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $103.3 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6, Facilities Restructuring Charges and Note 8. Commitments and Contingencies, in Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Of these future minimum lease payments, we have $81.3 million recorded in the restructuring and excess facilities accrual at March 31, 2007. This accrual, in addition to minimum lease payments of $103.3 million, includes estimated operating expenses of $18.9 million, is net of estimated sublease income of $26.5 million, and is net of the present value impact of $14.4 million recorded in accordance with SFAS No. 146. Our sublease income assumptions are based on existing sublease agreements and current market conditions and other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     We have sublease agreements for leased office space in Palo Alto, Scotts Valley, and at the Pacific Shores Center in Redwood City, California. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. We expect at this time that the sublessees will fulfill their obligations under the terms of the current lease agreements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of March 31, 2007, we did not hold derivative financial instruments.
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

     For the three months ended March 31, 2007, the average annual rate of return on our investments was 5.2%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2007, we had net unrealized losses of $49,000 associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2007, the fair market value of the portfolio would decline by approximately $1.7 million. We have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.
Foreign Currency Risk
     We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. During the three months ended March 31, 2007, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
     The functional currency of our foreign subsidiaries is their local currency, except for Informatica Cayman Ltd., which is in euros. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the euro and British pound, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses in our consolidated operating results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currencies. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well. We do not use derivative financial instruments for speculative trading purposes.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing.
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
     The trial began on March 12, 2007 on the two remaining patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002 and a verdict was reached on April 2, 2007. During the trial, the judge determined that, as a matter of law, BODI and its customers’ use of the Acta/BODI products infringe on the Company’s asserted patents. The jury unanimously determined that the Company’s patents are valid, that BODI’s infringement on the Company’s patents was done willfully and that a reasonable royalty for BODI’s infringement is $25.2 million. The jury’s determination that BODI’s infringement was willful permits the judge to increase the damages award by up to three times. The Company has also asked for a permanent injunction preventing BODI from shipping the infringing technology now and in the future. An appeal by BODI is expected.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.
ITEM 1A. RISK FACTORS
     In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2006.
If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.
     The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic), Embarcadero Technologies, IBM (which acquired Ascential Software), Oracle (which acquired Sunopsis and recently acquired Hyperion), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.
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
     For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the generally available version of PowerCenter 8. We also announced in May the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. Also, in November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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
     In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis and our conversion rate declined slightly in the third quarter of 2006 before increasing in the fourth quarter of 2006. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
     We have significant operations outside the United States, including software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom, sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific, and customer support centers in India, the Netherlands, and the United Kingdom. Additionally, we have recently opened sales offices in Brazil, China, India, Japan, South Korea, and Taiwan, and we plan to continue to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, in order to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs and in order to meet the requirements of certain markets, particularly some in Asia, and our product must be double-byte enabled. Developing internationalized versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in internationalizing products and in testing whether these internationalized products will be accepted in the target countries. We cannot ensure that our internationalization efforts will be successful.
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
     Our software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom also subject our business to certain risks, including:
▪	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

▪	communication delays between our main development center in Redwood City, California and our development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

▪	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

▪	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.
Additionally, our international operations as a whole are subject to a number of risks, including the following:
▪	greater risk of uncollectible accounts and longer collection cycles;

▪	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

▪	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

▪	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

▪	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Singapore, South Korea, and Taiwan;

▪	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

▪	general economic and political conditions in these foreign markets.
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
     During the past two years, our organizational structure has increased in complexity. For example, during 2005 and 2006, we expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Notes in March 2006. In July 2006, we discovered a “significant deficiency” in the manner in which we accounted for the shares of Common Stock issued upon the conversion of the Notes for purposes of determining our weighted average diluted shares outstanding and diluted earnings per share. As a result, we issued a press release and filed a related Current Report on Form 8-K/A to correct the weighted average diluted shares outstanding and diluted earnings per share. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of Financial Accounting Standards Board Interpretations (“FIN 48”) No. 48, Accounting for Uncertainty in Income Taxes, further add to the reporting complexity and increases the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.
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

     In the past, we also experienced an increased level of turnover in our direct sales force and such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and have seen the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.
     In addition, we have experienced an increased level of turnover in other areas of the business. Since the market has become increasingly competitive and the hiring is more difficult and costly, our personnel have become more attractive to other companies. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel. If we are unable to effectively attract and train new personnel, or if we continue to experience an increase in the level of turnover, our results of operations may be negatively impacted.
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
     We need to continue to improve our internal systems, processes, and controls to effectively (1) manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific market and (2) realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. In addition, we may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.
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
The recognition of share-based payments for employee stock option and employee stock purchase plans has adversely impacted our results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payment (including employee stock options) at fair value at the date of grant and record such expense in our condensed consolidated financial statements. See Note 3. Share-Based Payments in Part I of this Report. The adoption of SFAS No. 123(R) had a significant adverse impact on our condensed consolidated results of operations as it increases our operating expenses and reduces our operating income, net income and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payment on our operating income, net income and earnings per share is not predictable as the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.
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
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. With the exception of 2006, 2005 and 2003, when we had net income of $36.2 million, $33.8 million, and $7.3 million, respectively, since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $116 million as of March 31, 2007. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
The conversion provisions of our convertible senior notes and the level of debt represented by such notes will dilute the ownership interests of stockholders, could adversely affect our liquidity, and could impede our ability to raise additional capital.
     In March 2006, we issued $230 million aggregate principal amount of Notes due 2026. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.
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
     We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). See the subsection Litigation in Note 8, Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results. Although we have received a favorable verdict in the trial against BODI in April 2007, an appeal by BODI is expected so the expense and burden to the company is expected to continue.
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
     Furthermore, our overall effective income tax rate may be affected by various factors in our business including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting rules including FIN 48 and FAS 123(R), developments in tax audits, and variations in the estimated and actual level of annual pre-tax income.
     We have recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and on-going tax planning strategies. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. We continually reassess the realizability of our deferred tax assets. It is our position that upon achieving cumulative pre-tax profits over 12 consecutive quarters, we may release some portion or all our of valuation allowance that is not related to stock options supported by forecasted future taxable income. Such release could have a significant impact on our effective tax rate during the quarter in which this assessment is made, and could result in a significantly lower effective tax rate than forecasted under the principles of FIN 18. A majority of the remaining deferred tax assets is related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. As a result, these deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     On a cash basis, we fully utilized ours net operating losses carried forward from prior years in 2006 and were subject to federal alternative minimum tax. In 2007, we expect to utilize virtually all available tax credits generated in current and prior periods. As a result of utilizing all the available net operating losses and tax credits in these years, we anticipate that we will be subject to the full federal statutory tax rate after 2007 on U.S. taxable income. Any cash benefit from utilization of the net operating losses from acquired entities will be reflected as an adjustment to goodwill.

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
     In January 2006, we acquired Similarity, a provider of business-focused data quality and profiling solutions, and in December 2006, we acquired Itemfield, a provider of data transformation technologies. The successful integration of Similarity’s and Itemfield’s technologies, employees, and business operations will place an additional burden on our management and infrastructure. These acquisitions, and any others we may make in the future, will subject us to a number of risks, including:

▪	the failure to capture the value of the businesses we acquired, including the loss of any key personnel, customers, and business relationships;

▪	any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms;

▪	the assumption of any contracts or agreements from Similarity and/or Itemfield that contain terms or conditions that are unfavorable to us; and

▪	the potential impairment of our goodwill and a need for a subsequent write-off or write-down of our goodwill balance based upon a failure to meet our revenue goals and objectives in the future in relation to our company market value.
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
     We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy many of these leases. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 6, Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Repurchases of Equity Securities
     The following table provides information about the repurchase of our common stock during the three months ended March 31, 2007:

(2)
Approximate
Dollar Value of
Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased
	(1)		as Part of Publicly	Under the Plans
	Total Number of	Average Price	Announced Plans	or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in thousands)
January 1 – January 31	—	—	—	—
February 1 – February 28	105,000	$13.20	105,000	—
March 1 – March 31	—	—	—	—

Total	105,000	$13.20	105,000	—

(1)	All shares repurchased in open-market transactions under the repurchase program.

(2)	We announced the repurchase program in April 2006. It authorizes the repurchase of up to $30 million of our common stock at any time until April 2007.
     In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to $50 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock.
ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	2007 Cash Bonus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2007	INFORMATICA CORPORATION
/s/ Earl Fry
Earl Fry
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2007

Exhibit No.	Description

10.1	2007 Cash Bonus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.