Form 10-Q
period 2007-06-30
INFORMATICA CORP
filed 2007-08-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 31, 2007, there were approximately 88,080,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,094	$120,491
Short-term investments	303,095	280,149
Accounts receivable, net of allowances of $1,303 and $1,666	55,392	65,407
Prepaid expenses and other current assets	13,597	10,424

Total current assets	510,178	476,471

Restricted cash	12,118	12,016
Property and equipment, net	12,586	14,368
Goodwill	170,185	170,683
Intangible assets, net	14,467	16,634
Other assets	6,442	6,593

Total assets	$725,976	$696,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,768	$3,641
Accrued liabilities	21,814	26,505
Accrued compensation and related expenses	26,441	25,793
Income taxes payable	191	6,461
Accrued facilities restructuring charges	18,651	18,758
Deferred revenues	89,644	85,364

Total current liabilities	159,509	166,522

Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	59,485	65,052
Long-term deferred revenues	7,241	7,035
Long-term deferred tax liabilities	993	993
Long-term income taxes payable	4,024	—

Total liabilities	461,252	469,602

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	88	86
Additional paid-in capital	367,631	350,359
Accumulated other comprehensive income	2,533	1,796
Accumulated deficit	(105,528)	(125,078)

Total stockholders’ equity	264,724	227,163

Total liabilities and stockholders’ equity	$725,976	$696,765

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
License	$41,838	$36,851	$79,400	$69,655
Service	52,424	43,959	101,976	84,212

Total revenues	94,262	80,810	181,376	153,867

Cost of revenues:
License	943	1,389	1,748	2,916
Service	16,945	15,003	33,259	28,184
Amortization of acquired technology	727	544	1,449	996

Total cost of revenues	18,615	16,936	36,456	32,096

Gross profit	75,647	63,874	144,920	121,771

Operating expenses:
Research and development	16,949	14,185	34,973	27,243
Sales and marketing	39,103	35,442	74,214	66,965
General and administrative	9,134	6,935	16,859	13,578
Amortization of intangible assets	362	162	718	292
Facilities restructuring charges	1,026	1,129	2,075	2,278
Purchased in-process research and development	—	—	—	1,340

Total operating expenses	66,574	57,853	128,839	111,696

Income from operations	9,073	6,021	16,081	10,075

Interest income	5,371	4,843	10,420	7,515
Interest expense	(1,796)	(1,804)	(3,600)	(2,166)
Other income (expense), net	(218)	(11)	(304)	47

Income before provision for income taxes	12,430	9,049	22,597	15,471
Provision for income taxes	1,974	1,420	3,047	2,574

Net income	$10,456	$7,629	$19,550	$12,897

Basic net income per common share	$0.12	$0.09	$0.23	$0.15

Diluted net income per common share	$0.11	$0.08	$0.21	$0.14

Shares used in computing basic net income per common share	87,293	85,860	86,863	86,682

Shares used in computing diluted net income per common share	103,206	93,062	102,778	93,832

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$19,550	$12,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,427	4,968
Share-based payments	7,918	6,420
Amortization of intangible assets and acquired technology	2,167	1,705
Impairment of property and equipment, net	—	1,035
Purchased in-process research and development	—	1,340
Non-cash facilities restructuring charges	2,075	2,278
Changes in operating assets and liabilities:
Accounts receivable	10,420	5,106
Prepaid expenses and other assets	(3,279)	(1,823)
Accounts payable and other current liabilities	(4,824)	(2,521)
Income taxes payable	(2,246)	—
Accrued facilities restructuring charges	(7,667)	(6,477)
Deferred revenues	4,486	2,505

Net cash provided by operating activities	34,027	27,433

Investing activities:
Purchases of property and equipment	(3,442)	(1,879)
Purchases of investments	(230,880)	(200,205)
Maturities of investments	178,835	103,663
Sales of investments	29,003	52,702
Business acquisitions, net of cash acquired	—	(46,720)

Net cash used in investing activities	(26,484)	(92,439)

Financing activities:
Net proceeds from issuance of common stock	15,349	14,941
Repurchases and retirement of common stock	(5,993)	(61,559)
Issuance of convertible senior notes	—	230,000
Payment of issuance costs on convertible senior notes	—	(6,241)

Net cash provided by financing activities	9,356	177,141

Effect of foreign exchange rate changes on cash and cash equivalents	704	775

Net increase in cash and cash equivalents	17,603	112,910
Cash and cash equivalents at beginning of period	120,491	76,545

Cash and cash equivalents at end of period	$138,094	$189,455

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature (see Note 2, Acquisitions, and Note 6, Facilities Restructuring Charges, for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2007 and 2006 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2007, or any future period.
     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     The Company’s software license arrangements include multiple elements: software license fees, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for undelivered elements, all revenue is deferred and recognized when delivery occurs or VSOE is established. Consulting services, if included as part of the software arrangement, generally do not include significant modification or customization of the software. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.
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
     The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$10,456	$7,629	$19,550	$12,897
Effect of convertible senior notes, net of related tax effects	1,100	—	2,200	—

Net income adjusted	$11,556	$7,629	$21,750	$12,897

Weighted-average shares outstanding	87,293	85,994	86,863	86,823
Weighted-average unvested common shares subject to repurchase	—	(134)	—	(141)

Shares used in computing basic net income per common share	87,293	85,860	86,863	86,682
Dilutive effect of employee stock options, net of related tax benefits	4,413	7,202	4,415	7,150
Dilutive effect of convertible senior notes, net of related tax effects	11,500	—	11,500	—

Shares used in computing diluted net income per common share	103,206	93,062	102,778	93,832

Basic net income per common share	$0.12	$0.09	$0.23	$0.15

Diluted net income per common share	$0.11	$0.08	$0.21	$0.14

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and six months ended June 30, 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.1 and $2.2 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The effect of the convertible senior notes was antidilutive for the three and six months ended June 30, 2006.
Note 2. Acquisitions
     Itemfield
     On December 15, 2006, the Company acquired Itemfield, Inc. (“Itemfield”), a private company with substantial operations in Israel, providing built-in support for unstructured data authored using Microsoft Excel, Word, PowerPoint, Adobe Acrobat, PostScript, PCL, Sun StarOffice, AFP, and HTML. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $54 million, consisting of $52 million of cash and 157,728 of Informatica stock options with a fair value of $2 million, to acquire all of the outstanding common stock, preferred stock, and stock options of Itemfield. In connection with the acquisition, the Company also incurred transaction costs of $1 million.
     Similarity
     On January 26, 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company with substantial business in Ireland, providing data quality and data profiling software. The acquisition extended Informatica’s data integration software to include Similarity’s data quality technology. Management believes that it is the investment value of this synergy related to future product offerings that principally contributed to a purchase price that resulted in the recognition of goodwill. The Company paid $55 million, consisting of $48 million of cash, 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) with a fair value of $2 million, and 392,333 of Informatica stock options with a fair value of $5 million, to acquire all of the outstanding common stock, preferred stock, and stock options of Similarity. In connection with the acquisition, the Company also incurred transaction costs of $2 million.
     The results of Similarity’s and Itemfield’s operations have been included in the condensed consolidated financial statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the three and six months ended June 30, 2006, assuming Itemfield had been acquired on April 1, 2006 for the three months ended June 30, 2006, and both Similarity and Itemfield had been acquired on January 1, 2006 for the six months ended June 30, 2006. The unaudited pro forma adjusted summary for the six months ended June 30, 2006 includes the acquired in-process research and development charge of $1.3 million for Similarity. There was no acquired-in-process research and development charge included in the unaudited pro forma for the three months ended June 30, 2006. The unaudited pro forma adjusted summary for the three and six months ended June 30, 2006 combines the historical results of the Company for those periods with the historical results for Similarity and Itemfield for the same periods.
     The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Pro forma adjusted total revenue *	$82,345	$157,034
Pro forma adjusted net income	$5,463	$7,231
Pro forma adjusted net income per share — basic	$0.06	$0.08
Pro forma adjusted net income per share — diluted	$0.06	$0.08
Pro forma weighted-average basic shares	85,942	86,886
Pro forma weighted-average diluted shares	93,220	94,112

*
Pro forma adjusted total revenue includes $0.2 million and $0.5 million intercompany revenues prior to the Itemfield acquisition for the three and six months ended June 30, 2006, respectively. Included in pro forma adjusted total revenue are $1.6 million related to Itemfield for the three months ended June 30, 2006, and $2.9 million and $0.3 million related to Itemfield and Similarity, respectively, for the six months ended June 30, 2006.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Share-Based Payments
     On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R).
     Summary of Assumptions
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company has been using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its ESPP since the third quarter of 2005. The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee termination rates to estimate pre-vesting option forfeitures and record share-based payments only for those awards that are expected to vest. The Company lowered its forfeiture rate from 16%, which it previously used in 2006, to 14% in the three months ended March 31, 2007, primarily due to its projection of employee termination rates for 2007. As a result of this change, its share-based payments increased approximately $0.3 million for the three months ended March 31, 2007. The Company continued to maintain a 14% forfeiture rate for the three months ended June 30, 2007.
     The Company estimated the fair value of its share-based payment awards with no expected dividends using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Option Grants:
Expected volatility	37%	47 – 48%	37 – 41%	43 – 48%
Weighted-average volatility	37%	47%	39%	45%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.9	3.3	3.9
Risk-free interest rate	4.7%	4.9 – 5.0%	4.7%	4.4 – 5.0%
ESPP: *
Expected volatility	—	—	34%	44%
Weighted-average volatility	—	—	34%	44%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate — ESPP	—	—	5.2%	4.7%

*	ESPP purchases are made on the first day of February and August of each year.
     The allocation of share-based payments is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of service revenues	$421	$346	$890	$676
Research and development	933	746	1,837	1,429
Sales and marketing	1,387	1,204	3,031	2,271
General and administrative	1,136	1,124	2,160	2,044

	$3,877	$3,420	$7,918	$6,420

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Comprehensive Income
     Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income, as reported	$10,456	$7,629	$19,550	$12,897
Other comprehensive income:
Unrealized gain (loss) on investments *	(190)	(41)	(96)	38
Cumulative translation adjustment *	611	692	833	926

Comprehensive income	$10,877	$8,280	$20,287	$13,861

*	The amounts do not include the tax effect on unrealized gain (loss) on investments and foreign currency translation adjustment, which has been determined not to be significant.
     Accumulated other comprehensive income as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Unrealized loss on available-for-sale investments	$(239)	$(143)
Cumulative translation adjustment	2,772	1,939

	$2,533	$1,796

Note 5. Goodwill and Intangible Assets
     The carrying amounts of intangible assets other than goodwill as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$18,135	$(8,746)	$9,389	$18,135	$(7,297)	$10,838
Customer relationships	4,175	(1,472)	2,703	4,175	(1,057)	3,118
Other:
Trade names	700	(108)	592	700	(8)	692
Covenants not to compete	2,000	(217)	1,783	2,000	(14)	1,986

	$25,010	$(10,543)	$14,467	$25,010	$(8,376)	$16,634

     Amortization expense of intangible assets was approximately $1.1 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $2.2 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenants not to compete are 4 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of June 30, 2007 is expected to be $2.1 million for the remainder of 2007, and $3.9 million, $3.7 million, $2.0 million, $1.8 million, and $1.0 million for the years ending December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The change in the carrying amount of goodwill for the six months ended June 30, 2007 is as follows (in thousands):

June 30,
2007
Beginning balance as of December 31, 2006	$170,683
Subsequent goodwill adjustments	(498)

Ending balance as of June 30, 2007	$170,185

     In the six-month period ended June 30, 2007, the Company recorded adjustments of $405,000 related to purchase price accounting for the acquisition of Itemfield and $93,000 related to release of the amount held in escrow for the Striva acquisition in September 2003.
Note 6. Facilities Restructuring Charges
     2004 Restructuring Plan
     In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $2.3 million for the remainder of 2007, $4.4 million in 2008, $2.5 million in 2009, $1.3 million in 2010, $3.6 million in 2011, $4.2 million in 2012, and $2.3 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.3 million.
     Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. As of June 30, 2007, the Company will recognize approximately $13.4 million of accretion as a restructuring charge over the remaining term of the lease, or approximately seven years, as follows: $1.9 million for the remainder of 2007, $3.5 million in 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2007 is as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	June 30,
	2006	Charges	Adjustments	Payment	Reclass	2007
2004 Restructuring Plan
Excess lease facilities	$71,678	$1,993	$82	$(6,043)	$(82)	$67,628
2001 Restructuring Plan
Excess lease facilities	12,132	—	—	(1,624)	—	10,508

	$83,810	$1,993	$82	$(7,667)	$(82)	$78,136

     For the six months ended June 30, 2007, the Company recorded $2.0 million restructuring charges from accretion charges related to the 2004 Restructuring Plan. Net cash payments for the six months ended June 30, 2007 for facilities included in the 2001 Restructuring Plan amounted to $1.6 million. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2007 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
     Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases should the Company’s existing subleases elect to terminate their sublease agreements in 2008 and 2009 and the market rates at the time of entering into new sublease agreements.
     As of June 30, 2007, $18.7 million of the $78.1 million accrued restructuring charges was classified as current liabilities and the remaining $59.4 million was classified as non-current liabilities.
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
     Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (“the Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and concluded that none of these features should be separately accounted for as derivatives.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000, and interest expense on the Notes was $1.7 million for both of the three-month periods ended June 30, 2007 and 2006. Amortization expense related to the issuance costs was $156,000 and $93,000, and interest expense on the Notes was $3.5 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. An interest payment of $3.5 million was made in the six months ended June 30, 2007. The Company made no interest payments during the six months ended June 30, 2006.
     The estimated fair value of the Company’s Convertible Senior Notes as of June 30, 2007, based on the closing price as of June 29, 2007 (the last trading day of June 2007) at the Over-the-Counter market, was $233 million.
Note 8. Commitments and Contingencies
     Lease Obligations
     In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $1.1 million for the remainder of 2007, and $3.7 million, $4.0 million, and $4.2 million for the years ending December 31, 2008, 2009, and 2010, respectively.
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
     The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $99.3 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6, Facilities Restructuring Charges, above, for a further discussion.
     Future minimum lease payments as of June 30, 2007 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2007	$10,528	$(1,400)	$9,128
2008	22,135	(2,752)	19,383
2009	22,184	(1,592)	20,592
2010	22,185	(285)	21,900
2011	18,005	(1,932)	16,073
Thereafter	30,320	(3,669)	26,651

	$125,357	$(11,630)	$113,727

     Of these future minimum lease payments, the Company has accrued $78.1 million in the facilities restructuring accrual at June 30, 2007. This accrual includes the minimum lease payments of $99.3 million and an estimate for operating expenses of $18.0 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $25.8 million and a present value discount of $13.4 million recorded in accordance with SFAS No. 146.
     In December 2005, the Company subleased 35,000 square feet of office space at the Pacific Shores Center, its former corporate headquarters, in Redwood City, California through May 2013. In June 2005, the Company subleased 51,000 square feet of office space at the Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2007 and December 31, 2006. To date, the Company’s product warranty expense has not been significant.
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
     The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
defendants’ motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the Section 10(b) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(b) and 20(a) claims against the Informatica defendants and 62 other individual defendants.
     The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. Any final settlement will require approval of the Court after class members are given the opportunity to object to the settlement or opt out of the settlement.
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision.
     On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing,” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remained triable issues of fact as to infringement and validity of the three remaining patents. On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate.
     The trial began on March 12, 2007 on the two remaining patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002 and a verdict was reached on April 2, 2007. During the trial, the judge determined that, as a matter of law, BODI and its customers’ use of the Acta/BODI products infringe on the Company’s asserted patents. The jury unanimously determined that the Company’s patents are valid, that BODI’s infringement on the Company’s patents was done willfully and that a reasonable royalty for BODI’s infringement is $25.2 million. The jury’s determination that BODI’s infringement was willful permits the judge to increase the damages award by up to three times. On May 16, 2007, the judge issued a permanent injunction preventing BODI from shipping the infringing technology now and in the future.
     As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of United States patents). The post-trial motions filed thus far in connection with the case focus on the amount of damages awarded and do not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The Company cannot, at this time, predict with any degree of certainty what the ultimate impact, if any, of the AT&T Corp. v. Microsoft Corp. will be on the jury’s decision and judge’s rulings in the BODI litigation. An appeal by BODI is also expected.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.
Note 9. Income Taxes
     The Company recorded an income tax provision of $2.0 million and $3.0 million for the three and six months ended June 30, 2007, respectively, which primarily represents federal alternative minimum taxes, state taxes, and income taxes attributable to foreign operations. In the three months ended March 31, 2007, the Company released $0.4 million of tax reserve attributable to withholding taxes on foreign earnings no longer required as a result of tax planning. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income taxes for the three and six months ended June 30, 2007, differed from the recorded income tax provision primarily due to reversal of approximately $6.4 million of the Company’s valuation allowance that is supported by refundable income taxes, partially offset by state and foreign taxes. The Company’s tax provision for the remainder of 2007 will heavily depend on the jurisdictional mix of pretax earnings. In addition, we anticipate a tax benefit due to realization of the previously unrecognized deferred tax assets, the timing and amount of which is dependent on our actual and forecasted profitability.
     The Company recorded an income tax provision of $1.4 million and $2.6 million for the three and six months ended June 30, 2006, respectively, which represents primarily income and withholding taxes attributable to foreign operations, and federal, and state minimum taxes.
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of adopting FIN 48, if any, is required to be recorded in retained earnings and other accounts as applicable. No material cumulative adjustment to retained earnings was required upon the adoption of FIN 48. As of January 1, 2007, the Company had approximately $4.2 million of unrecognized tax benefits, substantially all of which would, if recognized, affect the Company’s tax expense. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at January 1, 2007 is approximately $177,000. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     Due to net operating loss carryforwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Most state and foreign jurisdictions have three or four open tax years at any point in time.
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
     In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. During the three and six months ended June 30, 2007, the Company repurchased 307,000 and 412,000 shares at a cost of $4.6 million and 6.0 million, respectively.
Note 11. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157, there will be a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and expects to adopt it as required at the beginning of the first quarter of 2008.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), including an Amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts Statement No. 157. The Company is currently evaluating the accounting and disclosure requirements of SFAS 159 and expects to adopt it as required at the beginning of the first quarter of 2008.
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
     The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
North America	$65,590	$58,644	$130,802	$109,886
Europe	22,383	18,625	41,075	36,178
Other	6,289	3,541	9,499	7,803

	$94,262	$80,810	$181,376	$153,867

	June 30,	December 31,
	2007	2006
Long-lived assets (excluding assets not allocated):
North America	$23,645	$27,995
Europe	1,837	1,984
Other	1,571	1,023

	$27,053	$31,002

     No customer accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2007 and 2006. At June 30, 2007 and 2006, no single customer accounted for more than 10% of the accounts receivable balance.

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
     We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses from partners making our technology available to companies as part of their own on-demand offerings. Most of our international sales have been in Europe, and revenue outside of Europe and North America has comprised 7% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.
     We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation.
     For the second quarter of 2007, our total revenues grew 17% to $94.3 million compared to the second quarter of 2006. License revenues increased 14% year-over-year, primarily as a result of increases in the volume of our transactions. Services revenues increased 19% due to increased contribution from the new releases of our existing products that increased our training and consulting revenues by 16%, coupled with an increase of 21% in maintenance revenues driven by strong renewals from our expanding customer base.
     Due to our dynamic market, we face both significant opportunities and challenges. As such, we focus on the following key factors:
•
Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coded development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Business Objects’ acquisition of FirstLogic, Oracle’s acquisition of Sunopsis and Hyperion Solutions, and IBM’s recent agreement to acquire DataMirror) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

•
New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example, in May 2006, we delivered the generally available release of PowerCenter 8. In September 2006, we delivered general availability of the PowerCenter Connect for salesforce.com to enable joint customers to integrate data managed by salesforce.com. Also, in

November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. In March 2007, we launched Informatica On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on overall sales and revenues.

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

     To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products. In April 2007, we established business units for three key solutions: data integration, data quality, and on-demand. This initiative closely aligns marketing resources with product development.
     We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In June 2007, we signed OEM agreements with SAP and other vendors. These are in addition to our global OEM partnerships with Oracle (Hyperion Solutions and Siebel), and our partnership with salesforce.com. See “Risk Factors - We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A. Additionally, our alliance managers have developed and continue to add new strategic partnerships with vendors in the on-demand market. In late 2006, we formalized our relationship with Deloitte Consulting and jointly went to market with its Enterprise Risk Services practice and our Data Quality products.
     We have also broadened our distribution efforts. In the first half of 2007, we continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have also expanded our international sales presence by opening new offices and increasing headcount. This included opening sales offices in Brazil, China, India, Japan, South Korea, and Taiwan in 2005 and 2006. We anticipate opening additional sales offices in the second half of 2007. We also established training partnerships in late 2006 in India, Latin America, and the United States to provide hands-on product training for customers and partners. As the result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased accordingly during 2005, 2006, and 2007. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, or profitability. While we have experienced some increases in revenue and productivity in the United States, we have not yet achieved the same level of productivity internationally.
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
Critical Accounting Policies and Estimates
     In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, accounting for impairment of goodwill, acquisitions, and share-based payments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1, Summary of Significant Accounting Policies, and Note 11, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
     We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2 Software Revenue Recognition, together with other authoritative literature. For other authoritative literature, see the subsection Revenue Recognition in Note 1, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized each period.
     Our judgment in determining the collectibility of amounts due from our customers impacts the timing of revenue recognition. We assess credit worthiness and collectibility and when a customer is not deemed credit worthy, revenue is recognized when payment is received.
     We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and use estimates and judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we defer the revenue until the reseller provides us with evidence of sell through to an end-user customer and/or upon cash receipt.
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
     Consulting services, if included as part of the software arrangement, generally do not include significant modification or customization of the software. If, in our judgment, the software arrangement includes significant modification or customization of the software, then software license revenue is recognized as the consulting services revenue is recognized.
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
     If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. For example, we increased our 2001 Restructuring Plan charges in 2002 and 2004 based on the continued deterioration in the San Francisco Bay Area and Dallas, Texas real estate markets. See Note 6, Facilities Restructuring Charges of Notes, to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information and trend analysis and executed sublease agreements.
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
     We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, we have historically recorded a valuation allowance against our deferred tax assets. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. Based on our forecast of earnings and our continual assessment regarding the realizability of our deferred tax assets, we may release some portion or all our of valuation allowance that is not related to stock options. Such release could have a significant impact on our effective tax rate during the quarter in which this assessment is made, and could result in a significantly lower effective tax rate than forecasted under the principles of FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28 (“FIN 18”). A majority of the remaining deferred tax assets is related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. As a result, these deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No material cumulative adjustment to retained earnings was required upon our adoption of FIN 48. As a result of FIN 48, we could have greater volatility in our effective tax rate in the future.
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
     Based on these estimates, we determined in our annual impairment tests as of the 31st of October of each year that the fair value of the Reporting Unit exceeded the carrying amount and, accordingly, goodwill was not impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including such external factors as industry and economic trends and such internal factors as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the Reporting Unit, which may impair goodwill.
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
     Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.
     Share-Based Payments
     We account for share-based payments related to share-based transactions in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), share-based payment is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over its requisite service period. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates, and expected life.
     We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payments in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $1.6 million increase in the fair value of options granted during the three months ended June 30, 2007. In addition, we apply an expected forfeiture rate when amortizing share-based payments. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payments could be materially impacted in the quarter of revision, as well as in following quarters. We lowered our forfeiture rate from 16% to 14% for the three months ended March 31, 2007, primarily due to changes in historical employee termination rates. As a result of this change, our share-based payments increased approximately $0.3 million for the three months ended March 31, 2007. We continued to maintain the 14% forfeiture rate during the three months ended June 30, 2007. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We lowered our expected life estimate from 3.9 years (in 2006) to 3.3 years (in the first quarter of 2007). We expect this change to lower our share-based payments for the new grants subsequent to the above change by approximately 8% for the vesting duration (usually four years). We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions on a going forward basis as needed.
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11, Recent Accounting Pronouncements of Notes, to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.
Results of Operations
     The following table presents certain financial data for the three and six months ended June 30, 2007 and 2006 as a percentage of total revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
License	44%	46%	44%	45%
Service	56	54	56	55

Total revenues	100	100	100	100

Cost of revenues:
License	1	2	1	2
Service	18	19	18	18
Amortization of acquired technology	1	—	1	1

Total cost of revenues	20	21	20	21

Gross profit	80	79	80	79
Operating expenses:
Research and development	18	18	19	18
Sales and marketing	41	44	41	44
General and administrative	10	9	9	9
Amortization of intangible assets	—	—	1	—
Facilities restructuring charges	1	1	1	1
Purchased in-process research and development	—	—	—	—

Total operating expenses	70	72	71	72

Income from operations	10	7	9	7
Interest income	6	6	6	5
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	(1)	—	—	—

Income before provision for income taxes	13	11	13	10
Provision for income taxes	2	2	2	2

Net income	11%	9%	11%	8%

Revenues
     Our total revenues increased to $94.3 million for the three months ended June 30, 2007 from $80.8 million for the three months ended June 30, 2006, representing an increase of $13.5 million (or 17%). Total revenues increased to $181.4 million for the six months ended June 30, 2007 from $153.9 million for the six months ended June 30, 2006, representing an increase of $27.5 million (or 18%).

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
License revenues	$41,838	$36,851	14%	$79,400	$69,655	14%
Service revenues:
Maintenance	36,932	30,613	21%	71,561	59,406	20%
Consulting and education	15,492	13,346	16%	30,415	24,806	23%

Total service revenues	52,424	43,959	19%	101,976	84,212	21%

	$94,262	$80,810	17%	$181,376	$153,867	18%

     License Revenues
     Our license revenues increased to $41.8 million (or 44% of total revenues) and $79.4 million (or 44% of total revenues) for the three and six months ended June 30, 2007, respectively, from $36.9 million (or 46% of total revenues) and $69.7 million (or 45% of total revenues) for the three and six months ended June 30, 2006, respectively. The $4.9 million (or 14%) increase for the three months ended June 30, 2007 and the $9.7 million (or 14%) increase for the six months ended June 30, 2007, compared to the same periods in 2006, were primarily due to an increase in the volume of transactions, which was partially offset by a slight decrease in the average size of the transactions. The average transaction amount for orders greater than $100,000 in the second quarter of 2007, including upgrades, decreased to $306,000 from $330,000 in the second quarter of 2006. Further, we had eight transactions of $1.0 million or more in the second quarter of 2007, compared to nine transactions of the same magnitude in the second quarter of 2006. The average transaction amount for orders greater than $100,000 during the six months ended June 30, 2007, including upgrades, decreased to $305,000 from $320,000 from the comparable period in 2006. Further, we had eleven transactions of $1.0 million or more during the six months ended June 30, 2007, compared to thirteen transactions of the same magnitude in the comparable period in 2006.
     Services Revenues
     Maintenance Revenues
     Maintenance revenues increased to $36.9 million (or 39% of total revenues) for the three months ended June 30, 2007, compared to $30.6 million (or 38% of total revenues) for the three months ended June 30, 2006. The $6.3 million (or 21%) increase in the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to a slight continued growth of our customer base and to a lesser degree on a higher rate of customer retention. Maintenance revenues increased to $71.6 million (or 39% of total revenues) for the six months ended June 30, 2007, compared to $59.4 million (or 39% of total revenues) for the six months ended June 30, 2006. The $12.2 million (or 20%) increase in the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to a slight continued growth of our customer base and to a lesser degree on a higher rate of customer retention.
     We expect maintenance revenues to increase slightly from the first and second quarters of 2007 for the remainder of this year.
     Consulting and Education Services Revenues
     Consulting and education services revenues increased to $15.5 million (or 16% of total revenues) for the three months ended June 30, 2007, compared to $13.3 million (or 17% of total revenues) for the three months ended June 30, 2006. The $2.2 million (or 16%) increase in the three months ended June 30, 2007, compared to the same period in 2006, was the result of a higher demand for our consulting and education services globally. Consulting and education services revenues increased to $30.4 million (or 17% of total revenues) for the six months ended June 30, 2007, compared to $24.8 million (or 16% of total revenues) for the six months ended June 30, 2006. The $5.6 million (or 23%) increase in the six months ended June 30, 2007, compared to the same period in 2006, was the result of a higher demand for our consulting and education services globally.
     We expect revenues from consulting and education services to remain relatively consistent with or increase slightly from the first and second quarters of 2007 for the remainder of this year.
     International Revenues
     International revenues were $28.7 million (or 30% of total revenues) for the three months ended June 30, 2007, compared to $22.2 million (or 27% of total revenues) for the three months ended June 30, 2006. The $6.5 million (or 29%) increase for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to an increase in international license revenue as a result of a better overall economic environment internationally and expansion of our operations in Europe and Asia. International revenues were $50.6 million (or 28% of total revenues) for the six months ended June 30, 2007, compared to $44.0 million (or 29% of total revenues) for the six months ended June 30, 2006. The $6.6 million (or 15%) increase for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to an increase in international license revenue as a result of a better overall economic environment internationally and weaker dollar value and expansion of our operations in Europe and Asia.
     Future Revenues (New Orders, Backlog, and Deferred Revenues)
     Our future revenues are dependent upon the following: (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at June 30, 2007, were approximately $116.7 million, compared to $97.9 million at June 30, 2006, and $118.1 million at December 31, 2006.
     Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Cost of license revenues	$943	$1,389	(32)%	$1,748	$2,916	(40)%
Cost of service revenues	16,945	15,003	13%	33,259	28,184	18%
Amortization of acquired technology	727	544	34%	1,449	996	45%

Total cost of revenues	$18,615	$16,936	10%	$36,456	$32,096	14%

Cost of license revenues, as a percentage of license revenues	2%	4%	(2)%	2%	4%	(2)%
Cost of service revenues, as a percentage of service revenues	32%	34%	(2)%	33%	33%	—%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased to $0.9 million (or 2% of license revenues) for the three months ended June 30, 2007 from $1.4 million (or 4% of license revenues) for the three months ended June 30, 2006. The decrease of $0.5 million (or 32%) in cost of license revenues for the three months ended June 30, 2007, compared to the same period in 2006, was due to the smaller proportion of royalty based products being shipped in the second quarter of 2007. Cost of license revenues decreased to $1.7 million (or 2% of license revenues) for the six months ended June 30, 2007 from $2.9 million (or 4% of license revenues) for the six months ended June 30, 2006. The decrease of $1.2 million (or 40%) in cost of license revenues for the six months ended June 30, 2007, compared to the same period in 2006, was due to the smaller proportion of royalty based products being shipped during the six months ended June 30, 2007.
     We expect the cost of license revenues as a percentage of license revenues to be relatively consistent with or slightly higher than first and second quarters of 2007 for the remainder of this year.
     Cost of Service Revenues
     Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $16.9 million (or 32% of service revenues) for the three months ended June 30, 2007 from $15.0 million (or 34% of service revenues) for the three months ended June 30, 2006. The increase of $1.9 million (or 13%) for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to headcount growth in our consulting and educational services groups, higher subcontractor fees in the consulting services group, and higher share-based payments. Cost of service revenues increased to $33.3 million (or 33% of service revenues) for the six months ended June 30, 2007 from $28.2 million (or 33% of service revenues) for the six months ended June 30, 2006. The increase of $5.1 million (or 18%) for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to headcount growth in our consulting and educational services groups, higher subcontractor fees in the consulting services group, and higher share-based payments.
     We expect our cost of service revenues as a percentage of service revenues for the remainder of 2007 to be relatively consistent with the first and second quarters of 2007, or increase slightly from the current levels if the growth in our consulting and educational services, if any, is greater than that experienced.
     Amortization of Acquired Technology
     The following sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Amortization of acquired technology	$727	$544	34%	$1,449	$996	45%
     Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $0.7 million for the three months ended June 30, 2007, compared to $0.5 million for the three months ended June 30, 2006. The increase of $0.2 million (or 34%) in the three months ended June 30, 2007, compared to the same period in 2006, was a result of amortization of certain technologies that we acquired in December 2006 in connection with the Itemfield acquisition. Amortization of acquired technology increased to $1.4 million for the six months ended June 30, 2007, compared to $1.0 million for the six months ended June 30, 2006. The increase of $0.4 million (or 45%) in the six months ended June 30, 2007, compared to the same period in 2006, was due to the amortization of certain technologies that we acquired in December 2006 in connection with the Itemfield acquisition.
     We expect amortization of other acquired technology to be approximately $1.3 million for the remainder of 2007.
Operating Expenses
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Research and development	$16,949	$14,185	19%	$34,973	$27,243	28%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Research and development expenses increased to $16.9 million (or 18% of total revenues) for the three months ended June 30, 2007, compared to $14.2 million for the three months ended June 30, 2006 (or 18% of total revenues). The increase of $2.7 million (or 19%) for the three months ended June 30, 2007, compared to the same period in 2006, was due to personnel-related costs, which increased by $1.6 million, a $1.1 million increase due to the acquisition of Itemfield, and a $0.5 million increase in consulting services offset by a $0.7 million decrease in legal fees associated with the patent litigation. Research and development expenses increased to $35.0 million (or 19% of total revenues) for the six months ended June 30, 2007, compared to $27.2 million for the six months ended June 30, 2006 (or 18% of total revenues). The increase of $7.8 million (or 28%) for the six months ended June 30, 2007, compared to the same period in 2006, was due to personnel-related costs, which increased by $2.6 million, a $2.0 million increase due to the acquisition of Itemfield, a $1.1 million increase in legal fees associated with the patent litigation, and a $1.1 million increase in consulting services. All of our software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
     We expect the research and development expenses as a percentage of total revenues to decrease slightly for the remainder of 2007, compared to the first and second quarters of 2007.

Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Sales and marketing	$39,103	$35,442	10%	$74,214	$66,965	11%
     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $39.1 million (or 41% of total revenues) for the three months ended June 30, 2007 from $35.4 million (or 44% of total revenues) for the three months ended June 30, 2006. The increase of $3.7 million (or 10%) for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to a $2.3 million increase in personnel related costs (including sales commissions), as a result of an increase in headcount from 413 at June 30, 2006 to 448 at June 30, 2007, and a $1.2 million increase due to the acquisition of Itemfield. This was offset by a decrease of $0.3 million in spending on marketing programs. Sales and marketing expenses increased to $74.2 million (or 41% of total revenues) for the six months ended June 30, 2007 from $67.0 million (or 44% of total revenues) for the six months ended June 30, 2006. The increase of $7.2 million (or 11%) for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to a $3.1 million increase in personnel-related costs (including sales commissions) due to an increase in headcount, and a $2.3 million increase due to the acquisition of Itemfield. Also contributing to the increase was a $0.8 million increase in share-based payments, and a $0.4 million increase in outside services.
     We expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent for the remainder of 2007, compared with the first and second quarters of 2007.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
General and administrative	$9,134	$6,935	32%	$16,859	$13,578	24%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $9.1 million (or 10% of total revenues) for the three months ended June 30, 2007, compared to $6.9 million (or 9% of total revenues) for the three months ended June 30, 2006. The increase of $2.2 million (or 32%) for the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to an increase of $0.9 million in personnel related costs due to headcount increase from 76 at June 30, 2006 to 90 at June 30, 2007 as well as recruiting expenses. Also contributing to the increase was a $1.2 million increase in outside services. General and administrative expenses increased to $16.9 million (or 9% of total revenues) for the six months ended June 30, 2007, compared to $13.6 million (or 9% of total revenues) for the six months ended June 30, 2006. The increase of $3.3 million (or 24%) for the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to an increase of $1.4 million in personnel related costs due to headcount increase as well as recruiting expenses. Also contributing to the increase was a $1.3 million increase in outside services.
     We expect general and administrative expenses, as a percentage of total revenues, to remain relatively consistent or decrease slightly for the remainder of 2007, compared with the first and second quarters of 2007.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Amortization of intangible assets	$362	$162	123%	$718	$292	146%
     Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through business acquisitions. Amortization of intangible assets increased to $0.4 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. The increase of $0.2 million in the three months ended June 30, 2007 compared to the same period in 2006 was due to certain customer relationships acquired in December 2006 because of the Itemfield acquisition. Amortization of intangible assets increased to $0.7 million for the six months ended June 30, 2007 from $0.3 million for the six months ended June 30, 2006. The increase of $0.4 million during the six months ended June 30, 2007, compared to the same period in 2006, was due to certain customer relationships acquired in December 2006 because of the Itemfield acquisition.
     We expect amortization of the remaining intangible assets to be approximately $0.7 million for the remainder of 2007.

     Facilities Restructuring Charges
     The following sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Facilities restructuring charges	$1,026	$1,129	(9)%	$2,075	$2,278	(9)%
     For the three and six months ended June 30, 2007, we recorded $1.0 million and $2.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. For the three months ended June 30, 2006, we recorded $1.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. For the six months ended June 30, 2006, we recorded $2.3 million of restructuring charges, which included $2.2 million of accretion charges, and a $0.1 million adjustment related to the 2004 Restructuring Plan.
     As of June 30, 2007, $78.1 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
     2004 Restructuring Plan
     Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.4 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $6.0 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2007 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.
     2001 Restructuring Plan
     Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.7 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2007 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
     Our results of operations have been positively affected since 2004 by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. These combined savings were approximately $10 to $11 million annually compared to 2004, after accretion charges, and we anticipate that they will continue in the remainder of 2007, 2008, and 2009.
     In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs. We will also evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 6, Facilities Restructuring Charges of Notes, to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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

Interest Income, Expense and Other
     The following sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Interest income	$5,371	$4,843	11%	$10,420	$7,515	39%
Interest expense	(1,796)	(1,804)	—%	(3,600)	(2,166)	66%
Other income (expense), net	(218)	(11)	1,882%	(304)	47	(747)%

	$3,357	$3,028	11%	$6,516	$5,396	21%

     Interest income, expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. The increase of $0.4 million (or 11%) in the three months ended June 30, 2007, compared to the same period in 2006, was primarily due to a $0.5 million increase in interest income received from higher investment yields and interest on the proceeds from the Notes (as defined below), which was partially offset by a $0.1 million increase in foreign exchange losses. The increase of $1.1 million (or 21%) in the six months ended June 30, 2007, compared to the same period in 2006, was primarily due to a $2.9 million increase in interest income received from higher investment yields and interest on the proceeds from the Notes, which was partially offset by an increase of $1.4 million in interest expense and related costs on the Notes and by an increase of $0.2 million in foreign exchange losses.
     We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.
Income Tax Provision
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$1,974	$1,420	39%	$3,047	$2,574	18%
     We recorded an income tax provision of $2.0 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, which primarily represents federal alternative minimum taxes, state taxes, and income taxes attributable to foreign operations. We recorded an income tax provision of $3.0 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively, which primarily represents federal alternative minimum taxes, state taxes, and income taxes attributable to foreign operations. In the three months ended March 31, 2007, we released $0.4 million of tax reserves attributable to withholding taxes on foreign earnings no longer required as a result of tax planning.
     The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the three and six months ended June 30, 2007, differed from the recorded income tax provision primarily due to the reversal of approximately $6.4 million of valuation allowance that is supported by refundable income taxes, partially offset by state and foreign taxes. Our tax provision for the remainder of 2007 will be heavily dependent upon the jurisdictional mix of pretax earnings. In addition, we anticipate a tax benefit due to realization of the previously unrecognized deferred tax assets, the timing and amount of which depends on our actual and forecasted profitability. After recognition of the deferred tax assets, we anticipate our reported tax rates to increase from current levels.
     On a cash basis, we fully utilized our net operating losses carried forward from prior years in 2006 and were subject to federal alternative minimum tax. In 2007, we expect to utilize virtually all available tax credits generated in current and prior periods. As a result of utilizing all the available net operating losses and tax credits in these years, we anticipate that we will be subject to the full federal statutory tax rate after 2007 on U.S. taxable income. Any cash benefit from utilization of the net operating losses from acquired entities will be reflected as an adjustment to goodwill.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of June 30, 2007, we had $441.2 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases and $0.1 million restricted cash under the terms of our Australia lease. In January 2006, pursuant to the purchase agreement, Similarity stockholders received approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5 million. In December 2006, pursuant to a merger agreement, Itemfield stockholders, non-employee option holders and certain employees were entitled to receive approximately $52.1 million in cash and the outstanding options held by Itemfield employees were converted into approximately 158,000 shares of Informatica stock options with a fair value of $1.9 million, of which we paid $49.8 million in December 2006.
     Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
     Operating Activities: Cash provided by operating activities for the six months ended June 30, 2007 was $34.0 million, representing an increase of $6.6 million from the six months ended June 30, 2006. This increase primarily resulted from a $6.7 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, and accrued liabilities. Our “Days Sales Outstanding” in accounts receivable decreased slightly from 54 days at June 30, 2006 to 53 days at June 30, 2007. Cash provided by operating activities for the six months ended June 30, 2006 was $27.4 million and primarily resulted from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, offset by payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.
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
     Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities for the six months ended June 30, 2007 was $9.4 million due to the issuance of common stock to option holders and to participants of our ESPP program for $15.3 million partially offset by a $6.0 million repurchase and retirement of common stock. Net cash provided by financing activities for the six months ended June 30, 2006 was $177.1 million including issuance of convertible debt for $230 million and the issuance of common stock to option holders and participants of our ESPP program for $14.9 million offset by a $61.6 million repurchase and retirement of common stock and a $6.2 million payment of debt issuance costs. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.
     In March 2006, we issued and sold convertible senior notes with an aggregate principal amount of $230 million due in 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,000 shares of our common stock concurrently with the offering of the Notes. We intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock.
     In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stocks for $30 million. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. During the quarter ended June 30, 2007, we repurchased 307,000 shares of our common stocks for $4.6 million. One purpose of the program is to partially offset the otherwise dilutive impact of stock option exercise activity. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, general business and market conditions, and other investment opportunities. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock repurchase program. The timing and terms of the transactions will depend on market conditions, our liquidity, and other considerations.
     We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Given our cash balances, it is less likely but still possible that we may require or desire additional funds for purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources. We may not be able to obtain adequate or favorable financing at that time, and any financing we obtain might be dilutive to our stockholders.
     Letters of Credit
     A financial institution has issued a $12.0 million letter of credit which requires us to maintain certificates of deposit as collateral until the leases expire in 2013. This letter of credit is for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California. In May 2007, another financial institution issued a $0.1 million letter of credit for our Australia lease. These certificates of deposit are classified as long-term restricted cash on our condensed consolidated balance sheet. The letters of credit of $12.0 million and $0.1 million currently bear interest of 3.6% and 1.7%, respectively. There are no financial covenant requirements under our letters of credit.
     Contractual Obligations
     The following table summarizes our significant contractual obligations, including future minimum lease payments as of June 30, 2007, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
		Remaining	2008 and	2010 and	2012 and
	Total	2007	2009	2011	Beyond
Operating lease obligations:
Operating lease payments	$125,357	$10,528	$44,319	$40,190	$30,320
Future sublease income	(11,630)	(1,400)	(4,344)	(2,217)	(3,669)

Net operating lease obligations	113,727	9,128	39,975	37,973	26,651
Debt obligations:
Principal payments *	230,000	—	—	—	230,000
Interest payments	131,100	3,450	13,800	13,800	100,050
Other obligations **	900	300	600	—	—

	$475,727	$12,878	$54,375	$51,773	$356,701

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
     Our contractual obligations for 2007 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $1.1 million for the remainder of 2007, and $3.7 million, $4.0 million, and $4.2 million for the years ending December 31, 2008, 2009 and 2010, respectively.
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
     Operating Leases
     We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $99.3 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6, Facilities Restructuring Charges and Note 8, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Of these future minimum lease payments, we have $78.1 million recorded in the restructuring and excess facilities accrual at June 30, 2007. This accrual, in addition to minimum lease payments of $99.3 million, includes estimated operating expenses of $18.0 million, is net of estimated sublease income of $25.8 million, and is net of the present value impact of $13.4 million recorded in accordance with SFAS No. 146. Our sublease income assumptions are based on existing sublease agreements and current market conditions and other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of June 30, 2007, we did not hold derivative financial instruments.
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
     For the six months ended June 30, 2007, the average annual rate of return on our investments was 5.2%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2007, we had net unrealized losses of $239,000 associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2007, the fair market value of the portfolio would decline by approximately $2.1 million. We have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.
Foreign Currency Risk
     We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2007, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
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

     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which the Company does not believe will occur. Any final settlement will require approval of the Court after class members are given the opportunity to object to the settlement or opt out of the settlement.
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision.
     On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing,” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, we filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, we are seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against us and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remained triable issues of fact as to infringement and validity of the three remaining patents. On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent. The Company has asserted that BODI’s infringement of the Informatica patents was willful and deliberate.

     The trial began on March 12, 2007 on the two remaining patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002 and a verdict was reached on April 2, 2007. During the trial, the judge determined that, as a matter of law, BODI and its customers’ use of the Acta/BODI products infringe on the Company’s asserted patents. The jury unanimously determined that the Company’s patents are valid, that BODI’s infringement on the Company’s patents was done willfully, and that a reasonable royalty for BODI’s infringement is $25.2 million. The jury’s determination that BODI’s infringement was willful permits the judge to increase the damages award by up to three times. On May 16, 2007, the judge issued a permanent injunction preventing BODI from shipping the infringing technology now and in the future.
     As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of United States patents). The post-trial motions filed thus far in connection with the case focus on the amount of damages awarded and do not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The Company cannot, at this time, predict with any degree of certainty what the ultimate impact, if any, of the AT&T Corp. v. Microsoft Corp. will be on the jury’s decision and judge’s rulings in the BODI litigation. An appeal by BODI is also expected.
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
     The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic), Embarcadero Technologies, IBM (which acquired Ascential Software and the most recent agreement for acquisition of DataMirror), Oracle (which acquired Sunopsis and Hyperion Solutions), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.
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
     For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the generally available version of PowerCenter 8. We also announced in May 2006 the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. Also, in November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. In March 2007, we launched Information On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:
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
     We began expanding our international operations in 2005 and we have recently opened new sales offices in Brazil, China, India, Japan, South Korea, and Taiwan. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased during 2005, 2006, and 2007. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, productivity, and profitability. While we have experienced some increases in revenue and productivity in the United States, we have not yet achieved the same level of productivity internationally.
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
     In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis and our conversion rate declined in the third quarter of 2006 before increasing in the fourth quarter of 2006, and in the first half of 2007. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.
     We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. We have become a global OEM partner with SAP and Hyperion Solutions (Oracle), and have partnered with salesforce.com. We have also expanded and extended our OEM relationship with Oracle.
     Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.
     Although our strategic partnership with IBM’s Business Consulting Services (“BCS”) group has been successful in the past, IBM’s acquisition of Ascential Software, and the recent agreement to acquire DataMirror, has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, may also make such strengthening with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
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
     For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.
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
     During the past two years, our organizational structure has increased in complexity. For example, during 2005 and 2006, we expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Notes in March 2006. In July 2006, we discovered a “significant deficiency” in the manner in which we accounted for the shares of Common Stock issued upon the conversion of the Notes for purposes of determining our weighted average diluted shares outstanding and diluted earnings per share. As a result, we issued a press release and filed a related Current Report on Form 8-K/A to correct the weighted average diluted shares outstanding and diluted earnings per share. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.
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
     Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third-party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. The continued consolidation in the enterprise software market may heighten these risks. Furthermore, our expanding product line makes maintaining interoperability more difficult as various products may have different levels of interoperability and compatibility, which may change from version to version. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third-party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.
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
     In the past, we also experienced an increased level of turnover in our direct sales force and such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and have seen the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. Turnover levels in the first half of 2007 have increased slightly due to the improving labor market in the United States high-technology industry. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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
     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products.
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
     We need to continue to improve our internal systems, processes, and controls to effectively (1) manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific market, and (2) realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. In addition, we may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.
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
     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payment (including employee stock options) at fair value at the date of grant and record such expense in our condensed consolidated financial statements. See Note 3, Share-Based Payments, in Part I, Item 1 of this Report. The adoption of SFAS No. 123(R) had a significant adverse impact on our condensed consolidated results of operations as it increases our operating expenses and reduces our operating income, net income, and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable as the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.
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
     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future national, federal, state, or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, the sale and support of our products entail the risk of such claims, which could be substantial in light of the use of our products in enterprise-wide environments. In addition, our insurance against product liability may not be adequate to cover a potential claim.
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
     We have recorded a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Realization of our deferred tax assets is dependent primarily upon future U.S. taxable income. We continually reassess the realizability of our deferred tax assets. It is our position that upon achieving cumulative pre-tax profits over 12 consecutive quarters, we may release some portion or all our of valuation allowance that is not related to stock options supported by forecasted future taxable income. Such release could have a significant impact on our effective tax rate during the quarter in which this assessment is made, and could result in a significantly lower effective tax rate than forecasted under the principles of FIN 18. A majority of the remaining deferred tax assets is related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. As a result, these deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     On a cash basis, we fully utilized our net operating losses carried forward from prior years in 2006 and were subject to federal alternative minimum tax. In 2007, we expect to utilize virtually all available tax credits generated in current and prior periods. As a result of utilizing all the available net operating losses and tax credits in these years, we anticipate that we will be subject to the full federal statutory tax rate after 2007 on U.S. taxable income. Any cash benefit from utilization of the net operating losses from acquired entities will be reflected as an adjustment to goodwill.
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
     We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). See Part II, Item 1 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results. Although we have received a favorable verdict in the trial against BODI in April 2007, an appeal by BODI is expected so the expense and burden to the company is expected to continue.
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
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. Since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $106 million as of June 30, 2007. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
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
     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We are in the process of preparing a detailed disaster recovery plan. Some of our facilities in Asia experienced disruption as a result of the December 2006 earthquake off the coast of Taiwan, which caused a major fiber outage throughout the surrounding regions. The outage affected network connectivity, which has been restored to acceptable levels. Such disruption can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake reoccurs, it could again disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Repurchases of Equity Securities
     In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to $50 million of our common stock at any time until April 2008. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock.
     The following table provides information about the repurchase of our common stock during the three months ended June 30, 2007:

				Approximate
				Dollar Value of
				Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased
	(1)		as Part of Publicly	Under the Plans
	Total Number of	Average Price	Announced Plans	or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in thousands)
April 1 – April 30	45,000	$14.95	45,000	$49,326
May 1 – May 31	262,000	$14.97	262,000	$45,396
June 1 – June 30	—	—	—	—

Total	307,000	$14.97	307,000	$45,396

(1)	All shares repurchased in open-market transactions under the repurchase program.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 17, 2007. Each of the matters was approved by the requisite vote.
(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class I directors:

	Votes	Votes
	For	Withheld
Janice D. Chaffin	77,795,509	4,535,051
Carl J. Yankowski	77,537,640	4,792,920
Charles J. Robel	81,762,913	567,647

Our Board of Directors is currently comprised of eight members who are divided into three classes with overlapping three-year terms. The term of our Class II directors, A. Brooke Seawell, and Mark A. Bertelsen, will expire at the Annual Meeting of Stockholders in 2008. The term to our Class III directors, David W. Pidwell, Sohaib Abbasi, and Geoffrey W. Squire, will expire at the Annual Meeting of Stockholders in 2009.

(b)	Ernst & Young LLP was ratified as our independent registered public accounting firm for the year ending December 31, 2007.

Affirmative Votes	80,238,148
Negative Votes	2,086,780
Votes Abstain	5,632
Broker Non-Votes	—
ITEMS 3 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2007	INFORMATICA CORPORATION

	/s/	Earl Fry

Earl Fry
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2007

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.