Form 10-Q
period 2007-09-30
INFORMATICA CORP
filed 2007-11-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 31, 2007, there were approximately 87,684,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,107	$120,491
Short-term investments	297,865	280,149
Accounts receivable, net of allowances of $1,367 and $1,666	56,468	65,407
Deferred tax assets	6,476	—
Prepaid expenses and other current assets	14,866	10,424

Total current assets	525,782	476,471

Restricted cash	12,123	12,016
Property and equipment, net	11,050	14,368
Goodwill	167,697	170,683
Intangible assets	13,380	16,634
Long-term deferred tax assets, net	4,145	—
Other assets	6,211	6,593

Total assets	$740,388	$696,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,682	$3,641
Accrued liabilities	21,351	26,505
Accrued compensation and related expenses	24,241	25,793
Income taxes payable	520	6,461
Accrued facilities restructuring charges	18,628	18,758
Deferred revenues	90,977	85,364

Total current liabilities	159,399	166,522

Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	57,052	65,052
Long-term deferred revenues	7,272	7,035
Long-term deferred tax liabilities	—	993
Long-term income taxes payable	4,445	—

Total liabilities	458,168	469,602

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock	87	86
Additional paid-in capital	368,258	350,359
Accumulated other comprehensive income	4,957	1,796
Accumulated deficit	(91,082)	(125,078)

Total stockholders’ equity	282,220	227,163

Total liabilities and stockholders’ equity	$740,388	$696,765

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
License	$40,990	$33,578	$120,390	$103,233
Service	55,013	45,352	156,989	129,564

Total revenues	96,003	78,930	277,379	232,797

Cost of revenues:
License	770	898	2,518	3,814
Service	17,169	14,162	50,428	42,346
Amortization of acquired technology	726	549	2,175	1,545

Total cost of revenues	18,665	15,609	55,121	47,705

Gross profit	77,338	63,321	222,258	185,092

Operating expenses:
Research and development	17,195	13,826	52,168	41,069
Sales and marketing	38,410	33,825	112,624	100,790
General and administrative	9,025	6,997	25,884	20,575
Amortization of intangible assets	361	162	1,079	454
Facilities restructuring charges	1,003	1,108	3,078	3,386
Purchased in-process research and development	—	—	—	1,340

Total operating expenses	65,994	55,918	194,833	167,614

Income from operations	11,344	7,403	27,425	17,478

Interest income	5,651	5,325	16,071	12,840
Interest expense	(1,794)	(1,813)	(5,394)	(3,979)
Other expense, net	(46)	(268)	(350)	(221)

Income before provision for income taxes	15,155	10,647	37,752	26,118
Provision for income taxes	709	1,263	3,756	3,837

Net income	$14,446	$9,384	$33,996	$22,281

Basic net income per common share	$0.17	$0.11	$0.39	$0.26

Diluted net income per common share	$0.15	$0.10	$0.36	$0.24

Shares used in computing basic net income per common share	87,428	86,187	87,062	86,500

Shares used in computing diluted net income per common share	103,151	92,412	102,912	93,326

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$33,996	$22,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,983	7,496
Share-based payments	11,671	10,016
Excess tax benefits from share-based payments	(4,130)	—
Amortization of intangible assets and acquired technology	3,254	2,623
Impairment of property and equipment, net	—	1,035
Purchased in-process research and development	—	1,340
Non-cash facilities restructuring charges	3,078	3,386
Changes in operating assets and liabilities:
Accounts receivable	9,344	4,576
Deferred tax assets, net	(11,614)	—
Prepaid expenses and other assets	(1,913)	(1,055)
Accounts payable and other current liabilities	(6,717)	(7,510)
Income taxes payable	3,075	712
Accrued facilities restructuring charges	(11,086)	(10,223)
Deferred revenues	5,850	5,711

Net cash provided by operating activities	42,791	40,388

Investing activities:
Purchases of property and equipment	(4,389)	(2,483)
Purchases of investments	(316,971)	(383,558)
Maturities of investments	265,033	177,446
Sales of investments	34,603	81,952
Business acquisitions, net of cash acquired	—	(46,720)

Net cash used in investing activities	(21,724)	(173,363)

Financing activities:
Net proceeds from issuance of common stock	22,430	22,962
Repurchases and retirement of common stock	(20,628)	(66,932)
Excess tax benefits from share-based payments	4,130	—
Issuance of convertible senior notes	—	230,000
Payment of issuance costs on convertible senior notes	—	(6,242)

Net cash provided by financing activities	5,932	179,788

Effect of foreign exchange rate changes on cash and cash equivalents	2,617	835

Net increase in cash and cash equivalents	29,616	47,648
Cash and cash equivalents at beginning of period	120,491	76,545

Cash and cash equivalents at end of period	$150,107	$124,193

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2007 and 2006 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2007, or any future period.
     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
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
     Revenue Recognition
     The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended and modified by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP No. 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s, SAB No. 104, Revenue Recognition, and other authoritative accounting literature.
     Under SOP No. 97-2, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.
     Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists when it has a written contract, signed by both the customer and the Company, and a written purchase authorization.
     Delivery has occurred. Software is considered delivered when title to the physical software media passes to the customer or, in the case of electronic delivery, when the customer has been provided the access codes to download and operate the software.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The fee is fixed or determinable. The Company considers arrangements with extended payment terms not to be fixed or determinable. If the license fee in an arrangement is not fixed or determinable, revenue is recognized as payments become due. Revenue arrangements with resellers and distributors require evidence of sell-through, that is, persuasive evidence that the products have been sold to an identified end-user. The Company’s standard agreements do not contain product return rights.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$14,446	$9,384	$33,996	$22,281
Effect of convertible senior notes, net of related tax effects	1,100	—	3,300	—

Net income adjusted	$15,546	$9,384	$37,296	$22,281

Weighted-average shares outstanding	87,428	86,317	87,062	86,651
Weighted-average unvested common shares subject to repurchase	—	(130)	—	(151)

Shares used in computing basic net income per common share	87,428	86,187	87,062	86,500
Dilutive effect of employee stock options, net of related tax benefits	4,223	6,225	4,350	6,826
Dilutive effect of convertible senior notes, net of related tax effects	11,500	—	11,500	—

Shares used in computing diluted net income per common share	103,151	92,412	102,912	93,326

Basic net income per common share	$0.17	$0.11	$0.39	$0.26

Diluted net income per common share	$0.15	$0.10	$0.36	$0.24

     Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and nine months ended September 30, 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.1 and $3.3 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The effect of the convertible senior notes was antidilutive for the three and nine months ended September 30, 2006.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The results of Similarity’s and Itemfield’s operations have been included in the condensed consolidated financial statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects the Company’s condensed results of operations for the three and nine months ended September 30, 2006, assuming Itemfield had been acquired on July 1, 2006 for the three months ended September 30, 2006, and both Similarity and Itemfield had been acquired on January 1, 2006 for the nine months ended September 30, 2006. The unaudited pro forma adjusted summary for the nine months ended September 30, 2006 includes the acquired in-process research and development charge of $1.3 million for Similarity. There was no acquired in-process research and development charge included in the unaudited pro forma for the three months ended September 30, 2006. The unaudited pro forma adjusted summary for the three and nine months ended September 30, 2006 combines the historical results of the Company for those periods with the historical results for Similarity and Itemfield for the same periods.
     The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Pro forma adjusted total revenue *	$80,232	$237,266
Pro forma adjusted net income	$6,510	$13,741
Pro forma adjusted net income per share — basic	$0.08	$0.16
Pro forma adjusted net income per share — diluted	$0.07	$0.15
Pro forma weighted-average basic shares	86,269	86,704
Pro forma weighted-average diluted shares	92,570	93,606

*	Pro forma adjusted total revenue includes $0.1 million and $0.6 million revenue transactions between the two companies prior to the Itemfield acquisition for the three and nine months ended September 30, 2006, respectively. Included in pro forma adjusted total revenue are $1.3 million related to Itemfield for the three months ended September 30, 2006, and $4.2 million and $0.3 million related to Itemfield and Similarity, respectively, for the nine months ended September 30, 2006.
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
     Summary of Assumptions
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company has been using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its ESPP since the third quarter of 2005. The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee turnover rates to estimate pre-vesting option forfeitures and record share-based payments only for those awards that are expected to vest. During the nine months ended September 30, 2007, the Company reduced its forfeiture rate from 16% to 13% primarily due to recent changes in historical employee turnover rates. As a result of this change, its share-based payments expense increased by approximately $0.5 million for the nine months ended September 30, 2007.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The Company estimated the fair value of its share-based payment awards with no expected dividends using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Option Grants:
Expected volatility	39%	44 – 47%	37 – 41%	43 – 52%
Weighted-average volatility	39%	45%	39%	49%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.9	3.3	3.9
Risk-free interest rate	4.6%	4.7 – 5.1%	4.6 – 4.7%	4.4 – 5.1%
ESPP: *
Expected volatility	37%	40%	34 – 37%	40 – 44%
Weighted-average volatility	37%	40%	35%	42%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	1.25	0.5	1.25
Risk-free interest rate — ESPP	5.0%	5.2%	5.0 – 5.2%	5.0%

*	ESPP purchases are made on the last day of January and July of each year.
     The allocation of share-based payments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of service revenues	$385	$384	$1,275	$1,060
Research and development	969	791	2,806	2,220
Sales and marketing	1,359	1,254	4,390	3,525
General and administrative	1,040	1,167	3,200	3,211

	$3,753	$3,596	$11,671	$10,016

Note 4. Comprehensive Income
     Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income, as reported	$14,446	$9,384	$33,996	$22,281
Other comprehensive income:
Unrealized gain on investments *	477	470	381	509
Cumulative translation adjustment *	1,947	74	2,780	999

Comprehensive income	$16,870	$9,928	$37,157	$23,789

*	The amounts do not include the tax effect on unrealized gain on investments and foreign currency translation adjustment, which has been determined not to be significant.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Accumulated other comprehensive income as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Unrealized gain (loss) on available-for-sale investments	$238	$(143)
Cumulative translation adjustment	4,719	1,939

	$4,957	$1,796

Note 5. Goodwill and Intangible Assets
     The carrying amounts of intangible assets other than goodwill as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Developed and core technology	$18,135	$(9,471)	$8,664	$18,135	$(7,297)	$10,838
Customer relationships	4,175	(1,684)	2,491	4,175	(1,057)	3,118
Other:
Trade names	700	(158)	542	700	(8)	692
Covenants not to compete	2,000	(317)	1,683	2,000	(14)	1,986

	$25,010	$(11,630)	$13,380	$25,010	$(8,376)	$16,634

     Amortization expense of intangible assets was approximately $1.1 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively, and $3.3 million and $2.6 million for the nine months ended September 30, 2007 and 2006, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenants not to compete are 4 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of September 30, 2007 is expected to be $1.0 million for the remainder of 2007, and $3.9 million, $3.7 million, $2.0 million, $1.8 million, and $1.0 million for the years ending December 31, 2008, 2009, 2010, 2011, and thereafter, respectively.
     The change in the carrying amount of goodwill for the nine months ended September 30, 2007 is as follows (in thousands):

September 30,
2007
Beginning balance as of December 31, 2006	$170,683
Subsequent goodwill adjustments	(2,986)

Ending balance as of September 30, 2007	$167,697

     In the nine-month period ended September 30, 2007, the Company recorded adjustments of $3.0 million due to purchase price accounting adjustments, primarily the reversal of the valuation allowance attributable to the net operating loss carry forward as part of previous acquisitions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Facilities Restructuring Charges
     2004 Restructuring Plan
     In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining six-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $1.1 million for the remainder of 2007, $4.4 million in 2008, $2.5 million in 2009, $1.3 million in 2010, $3.6 million in 2011, $4.2 million in 2012, and $2.3 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.3 million.
     Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. As of September 30, 2007, the Company will recognize approximately $12.5 million of accretion as a restructuring charge over the remaining term of the lease, or approximately six years, as follows: $1.0 million for the remainder of 2007, $3.5 million in 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.
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
     A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2007 is as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	September 30,
	2006	Charges	Adjustments	Payment	Reclass	2007
2004 Restructuring Plan
Excess lease facilities	$71,678	$2,956	$222	$(9,038)	$(122)	$65,696
2001 Restructuring Plan
Excess lease facilities	12,132	—	(100)	(2,048)	—	9,984

	$83,810	$2,956	$122	$(11,086)	$(122)	$75,680

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     For the nine months ended September 30, 2007, the Company recorded $3.0 million restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2007 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
     As of September 30, 2007, $18.6 million of the $75.7 million accrued restructuring charges was classified as current liabilities and the remaining $57.1 million was classified as non-current liabilities.
Note 7. Convertible Senior Notes
     On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption of the Notes. The initial conversion price represents a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ Stock Market (Global Select) of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011.
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
     In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000, and interest expense on the Notes was $1.7 million for both of the three-month periods ended September 30, 2007 and 2006. Amortization expense related to the issuance costs was $234,000 and $172,000, and interest expense on the Notes was $5.2 million and $3.8 million for the nine months ended September 30, 2007 and 2006, respectively. Interest payments of $6.9 million and $3.5 million were made in the nine months ended September 30, 2007 and 2006, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The estimated fair value of the Company’s Convertible Senior Notes as of September 30, 2007, based on the closing price as of September 28, 2007 (the last trading day of September 2007) at the Over-the-Counter market, was $238 million.
Note 8. Commitments and Contingencies
     Lease Obligations
     In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $0.5 million for the remainder of 2007, and $3.7 million, $4.0 million, and $4.2 million for the years ending December 31, 2008, 2009, and 2010, respectively.
     The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which were used as its former corporate headquarters from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, the Company purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments. These certificates of deposit are classified as long-term restricted cash on the Company’s condensed consolidated balance sheet.
     The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $95.6 million for operating lease commitments for facilities that are included in restructuring charges. See Note 6, Facilities Restructuring Charges, above, for a further discussion.
     Future minimum lease payments as of September 30, 2007 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net
Remaining 2007	$5,244	$(704)	$4,540
2008	22,214	(2,752)	19,462
2009	22,241	(1,592)	20,649
2010	22,226	(285)	21,941
2011	18,023	(1,932)	16,091
Thereafter	30,359	(3,669)	26,690

	$120,307	$(10,934)	$109,373

     Of these future minimum lease payments, the Company has accrued $75.7 million in the facilities restructuring accrual at September 30, 2007. This accrual includes the minimum lease payments of $95.6 million and an estimate for operating expenses of $17.4 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $24.8 million and a present value discount of $12.5 million recorded in accordance with SFAS No. 146.
     In December 2005, the Company subleased 35,000 square feet of office space at the Pacific Shores Center, its former corporate headquarters, in Redwood City, California through May 2013. In June 2005, the Company subleased 51,000 square feet of office space at the Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an option to renew through July 2013. In February 2005, the Company subleased 187,000 square feet of office space at the Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the subtenant that is exercisable in July 2009. In March 2004, the Company signed sublease agreement for leased office space in Scotts Valley, California.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Warranties
     The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2007 and December 31, 2006. To date, the Company’s product warranty expense has not been significant.
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
     The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases, in an attempt to comply with the Second Circuit’s ruling.
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
     As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of United States patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and Informatica accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case and the Company is awaiting a possible appeal by BODI.
     On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against twenty-one defendants, including us, alleging patent infringement and on October 10, 2007, we filed an answer to the complaint. It is our current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. The Company intends to vigorously defend itself.
     The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.
Note 9. Income Taxes
     The Company’s effective tax rate was 4.7% and 11.9% for the three months ended September 30, 2007 and September 30, 2006, respectively, and 10.0% and 14.7% for the nine months ended September 30, 2007 and September 30, 2006, respectively. Prior to this quarter, Informatica’s effective tax rate was primarily based on federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. Starting in the quarter ended September 30, 2007, Informatica’s effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of non-deductible stock based compensation, the release of the valuation allowance, and the tax rate benefits of certain earnings from Informatica’s operations in lower-tax jurisdictions throughout the world for which the Company has not provided U.S. taxes because we intend to indefinitely reinvest such earnings outside the United States. The Company also recorded a discrete charge of $2.5 million due to provision to return true up, and certain transfer pricing adjustments, partially offset by a discrete benefit related to stock options currently exercised. The Company’s tax provision for the remainder of 2007 will depend primarily on the jurisdictional mix of pretax earnings.
     The Company records a valuation allowance to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, which included twelve consecutive quarters of cumulative pre-tax profits and a projection of future income, it was considered more likely than not that our non stock option related deferred tax assets would be realized. The release of valuation allowance previously held against our deferred tax assets, results in a $14.1 million tax benefit reflected in the Condensed Consolidated Statements of Operations and a $2.3 million benefit recorded to goodwill. Additionally, in the quarter ended September 30, 2007, we completed an analysis of our inter-company transfer pricing retroactive to 2001 and based on this self-initiated review, we reallocated a portion of consolidated pre-tax income from our foreign operations to domestic operations, and utilized an additional $10.4 million of deferred tax assets previously reserved. The remaining deferred tax assets subject to valuation allowance are related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These remaining deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     The Company recorded an income tax provision of $1.3 million and $3.8 million for the three and nine months ended September 30, 2006, respectively, which represents primarily income and withholding taxes attributable to foreign operations, and federal and state minimum taxes.
     The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of adopting FIN 48, if any, is required to be recorded in retained earnings and other accounts as applicable. No material cumulative adjustment to retained earnings was required upon the adoption of FIN 48. As of January 1, 2007, the Company had approximately $6.3 million of unrecognized tax benefits, substantially all of which would, if recognized, affect the Company’s tax expense. This amount differed from the $4.2 million originally disclosed upon the adoption of FIN 48. The difference of $2.1 million was due to uncertain tax benefits which were subject to full valuation allowance in the deferred tax asset account. During the nine months ended September 30, 2007, the Company recorded additional unrecognized tax benefit of $0.4 million. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at January 1, 2007 were $177,000. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
     The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for fiscal year 2005. Due to net operating loss carry-forwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Stock Repurchases
     The purpose of Informatica’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. These purchases can be made from time to time in the open market and privately negotiated transactions and are funded from available working capital.
     In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. As of April 30, 2007, the Company repurchased 2,238,000 shares at a cost of $30 million, including 105,000 shares during the three months ended March 31, 2007.
     In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. During the three months ended September 30, 2007 the Company repurchased 1,050,000 shares at a cost of $14.6 million. During the six months ended September 30, 2007, the Company repurchased 1,357,000 shares at a cost of $19.2 million.
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
     On October 17, 2007, the FASB discussed the effective dates of SFAS 157 and SFAS 159, and decided against a blanket deferral of the effective dates of those statements. However, the FASB stated that it would consider a potential deferral (1) on the application of SFAS 157 to the fair value measurement of non-financial assets and liabilities, and (2) of SFAS 157’s effective date for private companies and, as yet to be defined, “small” public companies. The FASB staff will present its recommendations on the two above-mentioned items at a future FASB meeting. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and SFAS 159, and will adopt these two statements as required.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
North America	$61,345	$53,438	$192,147	$163,324
Europe	27,104	20,058	68,179	56,236
Other	7,554	5,434	17,053	13,237

	$96,003	$78,930	$277,379	$232,797

	September 30,	December 31,
	2007	2006
Long-lived assets (excluding assets not allocated):
North America	$21,060	$27,995
Europe	1,853	1,984
Other	1,517	1,023

	$24,430	$31,002

     No customer accounted for more than 10% of the Company’s total revenues in the three and nine months ended September 30, 2007 and 2006. At September 30, 2007 and 2006, no single customer accounted for more than 10% of the accounts receivable balance.

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
     For the third quarter of 2007, our total revenues grew 22% to $96.0 million compared to the third quarter of 2006. License revenues increased 22% year-over-year, primarily as a result of increases in the volume of our transactions, increased sales productivity, and an increase in international revenues. Services revenues increased 21% due to increased contribution from the new releases of our existing products that increased our training and consulting revenues by 29%, coupled with an increase of 18% in maintenance revenues driven by strong renewals from our expanding customer base.
     Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:
•	Competition: Inherent in our industry are risks arising from competition with existing software solutions, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coded development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Business Objects’ acquisition of FirstLogic, Oracle’s acquisition of Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror, SAP’s recently announced agreement to acquire Business Objects, and Oracle’s recent offer to acquire BEA Systems) could pose challenges as competitors could potentially offer our prospective customers a broader suite of software products or solutions.

•	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example, in May 2006, we delivered the generally available release of PowerCenter 8. In September 2006, we delivered general availability of the PowerCenter Connect for salesforce.com to enable joint customers to integrate data managed by salesforce.com. Also, in November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. In March 2007, we launched Informatica On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. In September 2007, we announced a new Informatica On Demand service: Informatica Data Quality Assessment for salesforce.com which uses pre-defined rules to identify missing, invalid and duplicate data. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on our overall sales and revenues.

•	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenue and order backlog, and we have generally had weaker demand for our software products and services in the first and third quarters, although this was less so this quarter than historically.
     To address these potential risks, we have focused on a number of key initiatives, including the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products. In April 2007, we established business units for three key solutions: data integration, data quality, and on-demand. This initiative closely aligns our marketing resources with product development.
     We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In June 2007, we signed OEM agreements with SAP and other vendors. We recently entered into an OEM and reseller agreement with Cognos. These are in addition to our global OEM partnerships with Oracle (Hyperion Solutions and Siebel), and our partnership with salesforce.com. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A. Additionally, our alliance managers have developed and continue to add new strategic partnerships with vendors in the on-demand market. In late 2006, we formalized our relationship with Deloitte Consulting and jointly went to market with its Enterprise Risk Services practice and our Data Quality products.
     We have also broadened our distribution efforts. During the first three quarters of 2007, we continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have also expanded our international sales presence by opening new offices and increasing headcount. This included opening sales offices in Brazil, China, India, Japan, South Korea, and Taiwan in 2005 and 2006. We also established training partnerships in late 2006 in India, Latin America, and the United States to provide hands-on product training for customers and partners. As the result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased accordingly during 2005, 2006, and 2007. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability. We have experienced some increases in revenues and sales productivity in the United States in the past few years. While in the past year, we have experienced increases in revenues and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.

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
     Revenue Recognition
     We follow detailed revenue recognition guidelines, which we have discussed below. We recognize revenue in accordance with generally accepted accounting principles (“GAAP”) in the United States of America that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.
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
     Consulting revenues are primarily related to implementation services and we perform product configurations on a time-and-material basis and, occasionally, on a fixed-fee basis. Revenue is generally recognized as these services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.
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
     If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 6, Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information, trend analysis and executed sublease agreements.
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
     We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence at September 30, 2007, including twelve consecutive quarters of cumulative pre-tax profit and a projection of future income, it was considered more likely than not that our non stock option related deferred tax assets would be realized. The release of valuation allowance results in a $14.1 million tax benefit recorded to the income statement and a $2.3 million benefit recorded to goodwill. The remaining deferred tax assets subject to valuation allowance are related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     As of September 30, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the release of valuation allowance during the third quarter of calendar year 2007 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.
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
     Accounting for Impairment of Goodwill
     We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years in 2006, 2005, and 2004 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.
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
     We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payments in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $0.3 million increase in the fair value of options granted during the three months ended September 30, 2007. In addition, we apply an expected forfeiture rate when amortizing share-based payments. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payments could be materially impacted in the quarter of revision, as well as in following quarters. During the nine months ended September 30, 2007, we lowered our forfeiture rate from 16% to 13% primarily due to recent changes in historical employee turnover rates. As a result of this change, our share-based payments expense increased by approximately $0.5 million for the nine months ended September 30, 2007. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We lowered our expected life estimate from 3.9 years (in 2006) to 3.3 years (in the first quarter of 2007). We expect this change to lower our share-based payments for the new grants subsequent to the above change by approximately 8% for the vesting duration (usually four years). We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11, Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations
     The following table presents certain financial data for the three and nine months ended September 30, 2007 and 2006 as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
License	43%	43%	43%	44%
Service	57	57	57	56

Total revenues	100	100	100	100

Cost of revenues:
License	1	1	1	2
Service	18	18	18	18
Amortization of acquired technology	1	1	1	—

Total cost of revenues	20	20	20	20

Gross profit	80	80	80	80
Operating expenses:
Research and development	18	18	19	18
Sales and marketing	40	43	41	43
General and administrative	9	9	9	9
Amortization of intangible assets	—	—	—	—
Facilities restructuring charges	1	1	1	1
Purchased in-process research and development	—	—	—	1

Total operating expenses	68	71	70	72

Income from operations	12	9	10	8
Interest income	6	7	6	6
Interest expense	(2)	(2)	(2)	(2)
Other expense, net	—	—	—	—

Income before provision for income taxes	16	14	14	12
Provision for income taxes	1	2	2	2

Net income	15%	12%	12%	10%

Revenues
     Our total revenues increased to $96.0 million for the three months ended September 30, 2007 from $78.9 million for the three months ended September 30, 2006, representing an increase of $17.1 million (or 22%). Total revenues increased to $277.4 million for the nine months ended September 30, 2007 from $232.8 million for the nine months ended September 30, 2006, representing an increase of $44.6 million (or 19%).
     The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
License revenues	$40,990	$33,578	22%	$120,390	$103,233	17%
Service revenues:
Maintenance	38,277	32,373	18%	109,838	91,779	20%
Consulting and education	16,736	12,979	29%	47,151	37,785	25%

Total service revenues	55,013	45,352	21%	156,989	129,564	21%

	$96,003	$78,930	22%	$277,379	$232,797	19%

     License Revenues
     Our license revenues increased to $41.0 million (or 43% of total revenues) and $120.4 million (or 43% of total revenues) for the three and nine months ended September 30, 2007, respectively, from $33.6 million (or 43% of total revenues) and $103.2 million (or 44% of total revenues) for the three and nine months ended September 30, 2006, respectively. The $7.4 million (or 22%) increase for the three months ended September 30, 2007 and the $17.2 million (or 17%) increase for the nine months ended September 30, 2007, compared to the same periods in 2006, were primarily due to an increase in the volume of transactions, improving sales productivity, and increased international sales.
     The average transaction amount for orders greater than $100,000 in the third quarter of 2007, including upgrades, increased to $321,000 from $284,000 in the third quarter of 2006. Further, we had five transactions of $1.0 million or more in the third quarter of 2007, compared to four transactions of the same magnitude in the third quarter of 2006. The average transaction amount for orders greater than $100,000 during the nine months ended September 30, 2007, including upgrades, increased to $311,000 from $308,000 for the comparable period in 2006. Further, we had sixteen transactions of $1.0 million or more during the nine months ended September 30, 2007, compared to seventeen transactions of the same magnitude in the comparable period in 2006.
     Services Revenues
     Maintenance Revenues
     Maintenance revenues increased to $38.3 million (or 40% of total revenues) for the three months ended September 30, 2007, compared to $32.4 million (or 41% of total revenues) for the three months ended September 30, 2006. The $5.9 million (or 18%) increase in the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to a continued growth of our customer base and continued high rates of customer retention. Maintenance revenues increased to $109.8 million (or 40% of total revenues) for the nine months ended September 30, 2007, compared to $91.8 million (or 39% of total revenues) for the nine months ended September 30, 2006. The $18.0 million (or 20%) increase in the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to a continued growth of our customer base and continued high rates of customer retention.
     We expect maintenance revenues to increase slightly from the first three quarters of 2007 for the fourth quarter of this year.
     Consulting and Education Services Revenues
     Consulting and education services revenues increased to $16.7 million (or 17% of total revenues) for the three months ended September 30, 2007, compared to $13.0 million (or 16% of total revenues) for the three months ended September 30, 2006. The $3.7 million (or 29%) increase in the three months ended September 30, 2007, compared to the same period in 2006, was the result of a higher demand for our consulting and education services globally. Consulting and education services revenues increased to $47.2 million (or 17% of total revenues) for the nine months ended September 30, 2007, compared to $37.8 million (or 16% of total revenues) for the nine months ended September 30, 2006. The $9.4 million (or 25%) increase in the nine months ended September 30, 2007, compared to the same period in 2006, was the result of a higher demand for our consulting and education services globally.
     We expect revenues from consulting and education services to remain relatively consistent with or increase slightly from the first three quarters of 2007 for the fourth quarter of this year.
     International Revenues
     International revenues were $34.7 million (or 36% of total revenues) for the three months ended September 30, 2007, compared to $25.5 million (or 32% of total revenues) for the three months ended September 30, 2006. The $9.2 million (or 36%) increase for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to an increase in international license revenue as a result of a better overall economic environment internationally and expansion of our operations and improved sales productivity in Europe and Asia. International revenues were $85.2 million (or 31% of total revenues) for the nine months ended September 30, 2007, compared to $69.5 million (or 30% of total revenues) for the nine months ended September 30, 2006. The $15.7 million (or 23%) increase for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to a better overall economic environment internationally, and increase in the value of foreign currencies compared to the U.S. dollar, an improvement in our sales productivity, and better sales execution in Europe and Asia.

     Future Revenues (New Orders, Backlog, and Deferred Revenues)
     Our future revenues are dependent upon the following: (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at September 30, 2007, were approximately $115.7 million, compared to $93.3 million at September 30, 2006, and $118.1 million at December 31, 2006.
Cost of Revenues
     The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Cost of license revenues	$770	$898	(14)%	$2,518	$3,814	(34)%
Cost of service revenues	17,169	14,162	21%	50,428	42,346	19%
Amortization of acquired technology	726	549	32%	2,175	1,545	41%

Total cost of revenues	$18,665	$15,609	20%	$55,121	$47,705	16%

Cost of license revenues, as a percentage of license revenues	2%	3%	(1)%	2%	4%	(2)%
Cost of service revenues, as a percentage of service revenues	31%	31%	—%	32%	33%	(1)%
     Cost of License Revenues
     Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased to $0.8 million (or 2% of license revenues) for the three months ended September 30, 2007 from $0.9 million (or 3% of license revenues) for the three months ended September 30, 2006. The decrease of $0.1 million (or 14%) in cost of license revenues for the three months ended September 30, 2007, compared to the same period in 2006, was due to the smaller proportion of royalty based products being shipped in the third quarter of 2007. Cost of license revenues decreased to $2.5 million (or 2% of license revenues) for the nine months ended September 30, 2007 from $3.8 million (or 4% of license revenues) for the nine months ended September 30, 2006. The decrease of $1.3 million (or 34%) in cost of license revenues for the nine months ended September 30, 2007, compared to the same period in 2006, was due to the smaller proportion of royalty based products being shipped during the nine months ended September 30, 2007.
     We expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the first three quarters of 2007 for the remainder of this year.
     Cost of Service Revenues
     Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $17.2 million (or 31% of service revenues) for the three months ended September 30, 2007 from $14.2 million

(or 31% of service revenues) for the three months ended September 30, 2006. The increase of $3.0 million (or 21%) for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to headcount growth in our consulting and educational services groups and higher subcontractor fees in the consulting services group. Cost of service revenues increased to $50.4 million (or 32% of service revenues) for the nine months ended September 30, 2007 from $42.3 million (or 33% of service revenues) for the nine months ended September 30, 2006. The increase of $8.1 million (or 19%) for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to headcount growth in our consulting and educational services groups and higher subcontractor fees in the consulting services group.
     We expect our cost of service revenues as a percentage of service revenues for the fourth quarter of 2007 to be relatively consistent with the first three quarters of 2007, or increase slightly from the current levels if the growth in our consulting and educational services is greater than that experienced by our maintenance business.
     Amortization of Acquired Technology
     The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Amortization of acquired technology	$726	$549	32%	$2,175	$1,545	41%
     Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $0.7 million for the three months ended September 30, 2007, compared to $0.5 million for the three months ended September 30, 2006. The increase of $0.2 million (or 32%) in the three months ended September 30, 2007, compared to the same period in 2006, was a result of amortization of certain technologies that we acquired in December 2006 in connection with the Itemfield acquisition. Amortization of acquired technology increased to $2.2 million for the nine months ended September 30, 2007, compared to $1.5 million for the nine months ended September 30, 2006. The increase of $0.7 million (or 41%) in the nine months ended September 30, 2007, compared to the same period in 2006, was due to the amortization of certain technologies that we acquired in December 2006 in connection with the Itemfield acquisition.
     We expect amortization of other acquired technology to be approximately $0.6 million for the fourth quarter of 2007.
Operating Expenses
     Research and Development
     The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Research and development	$17,195	$13,826	24%	$52,168	$41,069	27%
     Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Research and development expenses increased to $17.2 million (or 18% of total revenues) for the three months ended September 30, 2007, compared to $13.8 million for the three months ended September 30, 2006 (or 18% of total revenues). The increase of $3.4 million (or 24%) for the three months ended September 30, 2007, compared to the same period in 2006, was due to personnel-related costs including associated facilities costs, which increased by $3.3 million and a $0.6 million increase in consulting services offset by a $0.9 million decrease in legal fees associated with the patent litigation. Research and development expenses increased to $52.2 million (or 19% of total revenues) for the nine months ended September 30, 2007, compared to $41.1 million for the nine months ended September 30, 2006 (or 18% of total revenues). The increase of $11.1 million (or 27%) for the nine months ended September 30, 2007, compared to the same period in 2006, was due to personnel-related costs including associated facilities costs, which increased by $8.0 million and a $1.6 million increase in consulting services. Legal fees associated with patent litigation increased modestly by $0.2 million. All of our software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.

     We expect the research and development expenses as a percentage of total revenues to decrease slightly for the fourth quarter of 2007, compared to the first three quarters of 2007.
     Sales and Marketing
     The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Sales and marketing	$38,410	$33,825	14%	$112,624	$100,790	12%
     Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $38.4 million (or 40% of total revenues) for the three months ended September 30, 2007 from $33.8 million (or 43% of total revenues) for the three months ended September 30, 2006. The decline of the sales and marketing expenses as a percentage of total revenues for the three months ended September 30, 2007 from nine months ended September 30, 2007 was mainly due to improved sales productivity. The increase of $4.6 million (or 14%) for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to a $3.8 million increase in personnel related costs (including sales commissions), as a result of an increase in headcount from 411 at September 30, 2006 to 463 at September 30, 2007. Marketing costs increased by $0.2 million primarily related to spending on marketing programs. Sales and marketing expenses increased to $112.6 million (or 41% of total revenues) for the nine months ended September 30, 2007 from $100.8 million (or 43% of total revenues) for the nine months ended September 30, 2006. The increase of $11.8 million (or 12%) for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to a $9.2 million increase in personnel-related costs (including sales commissions) due to an increase in headcount, a $0.9 million increase in share-based payments, and a $0.3 million increase in outside services.
     We expect sales and marketing expenses as a percentage of total revenues to remain relatively consistent for the fourth quarter of 2007, compared with the first three quarters of 2007.
     General and Administrative
     The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
General and administrative	$9,025	$6,997	29%	$25,884	$20,575	26%
     Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $9.0 million (or 9% of total revenues) for the three months ended September 30, 2007, compared to $7.0 million (or 9% of total revenues) for the three months ended September 30, 2006. The increase of $2.0 million (or 29%) for the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to an increase of $1.2 million in personnel related costs as well as an increase of $0.8 million in professional service expenses. General and administrative expenses increased to $25.9 million (or 9% of total revenues) for the nine months ended September 30, 2007, compared to $20.6 million (or 9% of total revenues) for the nine months ended September 30, 2006. The increase of $5.3 million (or 26%) for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to an increase of $2.6 million in personnel related costs as well as an increase of $2.1 million in professional service expenses.
     We expect general and administrative expenses, as a percentage of total revenues, to remain relatively consistent or decrease slightly for the fourth quarter of 2007, compared with the first three quarters of 2007.

     Amortization of Intangible Assets
     The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Amortization of intangible assets	$361	$162	123%	$1,079	$454	138%
     Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through business acquisitions. Amortization of intangible assets increased to $0.4 million for the three months ended September 30, 2007 from $0.2 million for the three months ended September 30, 2006. The increase of $0.2 million in the three months ended September 30, 2007 compared to the same period in 2006 was due to certain customer relationships acquired in December 2006 because of the Itemfield acquisition. Amortization of intangible assets increased to $1.1 million for the nine months ended September 30, 2007 from $0.5 million for the nine months ended September 30, 2006. The increase of $0.6 million during the nine months ended September 30, 2007, compared to the same period in 2006, was due to certain customer relationships acquired in December 2006 because of the Itemfield acquisition.
     We expect amortization of the remaining intangible assets to be approximately $0.4 million for the fourth quarter of 2007.
     Facilities Restructuring Charges
     The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Facilities restructuring charges	$1,003	$1,108	(9)%	$3,078	$3,386	(9)%
     For the three and nine months ended September 30, 2007, we recorded $1.0 million and $3.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. For the three months ended September 30, 2006, we recorded $1.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. For the nine months ended September 30, 2006, we recorded $3.4 million of restructuring charges, which included $3.3 million of accretion charges, and a $0.1 million adjustment related to the 2004 Restructuring Plan.
     As of September 30, 2007, $75.7 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
     2004 Restructuring Plan
     Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.0 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively, and $9.0 million and $7.1 million for the nine months ended September 30, 2007 and 2006, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2007 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.
     2001 Restructuring Plan
     Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively, and $2.0 million and $3.1 million for the nine months ended September 30, 2007 and 2006, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2007 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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
     In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs. We will also evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 6, Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Purchased In-Process Research and Development
     During the nine months ended September 30, 2006, in conjunction with our acquisition of Similarity, we recorded in-process research and development charges of $1.3 million. The in-process research and development charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may further incur in-process research and development expenses in the future if we make additional acquisitions.
Interest Income, Expense and Other
     The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Interest income	$5,651	$5,325	6%	$16,071	$12,840	25%
Interest expense	(1,794)	(1,813)	(1)%	(5,394)	(3,979)	36%
Other expense, net	(46)	(268)	(83)%	(350)	(221)	58%

	$3,811	$3,244	17%	$10,327	$8,640	20%

     Interest income, interest expense and other expense consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. The increase of $0.6 million (or 17%) in the three months ended September 30, 2007, compared to the same period in 2006, was primarily due to a $0.3 million increase in interest income received from higher investment yields and interest on the proceeds from the Notes (as defined below), and a $0.3 million increase in foreign exchange gains. The increase of $1.7 million (or 20%) in the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to a $3.2 million increase in interest income received from higher investment yields and interest on the proceeds from the Notes, which was partially offset by an increase of $1.4 million in interest expense and related costs on the Notes. Due to recent declines in the U.S. interest rates, as our investment portfolios come to maturity, we will more likely to reinvest these funds in lower yielding investments, which would in turn negatively impact our interest income in the future periods.
     We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

Income Tax Provision
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$709	$1,263	(44)%	$3,756	$3,837	(2)%
Effective tax rate	4.7%	11.9%	(7.2)%	10.0%	14.7%	(4.7)%
     Prior to this quarter, Informatica’s effective tax rate was primarily based on federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. Starting in the quarter ended September 30, 2007, Informatica’s effective tax rate differs from the U.S. federal statutory rate of 35%, primarily due to the impact of non-deductible stock based compensation charges, release of the valuation allowance, and the tax rate benefit of certain earnings from Informatica’s operations in lower-tax jurisdictions throughout the world for which the Company has not provided U.S. taxes because we intend to indefinitely reinvest such earnings outside the United States. During the quarter ended September 30, 2007, the Company also recorded a discrete charge of $2.5 million due to provision to return true up, certain transfer pricing adjustments, netted with the discrete benefit related to stock options currently exercised.
     We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence, which included twelve consecutive quarters of cumulative pre-tax profits and a projection of future income, it was considered more likely than not that our non stock option related deferred tax assets would be realized. The release of valuation allowance previously held against our deferred tax assets, results in a $14.1 million tax benefit reflected in the Condensed Consolidated Statements of Operations and a $2.3 million benefit recorded to goodwill. Additionally, in the quarter ended September 30, 2007, we completed an analysis of our inter-company transfer pricing retroactive to 2001 and based on this self-initiated review, we reallocated a portion of consolidated pre-tax income from our foreign operations to domestic operations, and utilized an additional $10.4 million of deferred tax assets previously reserved. The remaining deferred tax assets subject to valuation allowance are related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These remaining deferred tax assets will not provide a reduction in the Company’s effective tax rate.
     For the three and nine months ended September 30, 2006, we recorded an income tax provision at the effective tax rate of 11.9% and 14.7%, respectively. The $1.3 million income tax provision for the three months ended September 30, 2006 includes $1.9 million of federal alternative minimum taxes, state minimum taxes, income and withholding taxes attributable to foreign operations, offset by $0.6 million benefit based on the filing of our 2005 federal income tax return. The expected tax provision derived from applying the federal statutory rate to our income before income taxes for the nine month period ended September 30, 2006 differed from the recorded income tax provision primarily due to the reversal of a portion of our valuation allowance to reflect the utilization of approximately $6.8 million of tax attributes partially offset by foreign income and withholding taxes of $1.3 million and state taxes of $0.7 million.
Liquidity and Capital Resources
     We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of September 30, 2007, we had $448.0 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases and $0.1 million restricted cash under the terms of our Australia lease. In January 2006, pursuant to a purchase agreement, Similarity stockholders received approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5 million. In December 2006, pursuant to a merger agreement, Itemfield stockholders, non-employee option holders and certain employees were entitled to receive approximately $52.1 million in cash and the outstanding options held by Itemfield employees were converted into approximately 158,000 shares of Informatica stock options with a fair value of $1.9 million, of which we paid $49.8 million in December 2006.

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
     Operating Activities: Cash provided by operating activities for the nine months ended September 30, 2007 was $42.8 million, representing an increase of $2.4 million from the nine months ended September 30, 2006. This increase primarily resulted from $11.7 million increase in net income, after adjusting for the following non-cash expenses: an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. We were able to recognize for the first time the excess tax benefits from share-based payments for $4.1 million during the three months ended September 30, 2007. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We were also able to release $14.1 million of our valuation allowance that is not related to stock options during the three months ended September 30, 3007, and as a result recorded for the first time deferred assets of $11.6 million. We made cash payments for taxes in different jurisdictions for $8.8 million during the nine months ended September 30, 2007. Our “Days Sales Outstanding” in accounts receivable decreased slightly from 56 days at September 30, 2006 to 54 days at September 30, 2007. Cash provided by operating activities for the nine months ended September 30, 2006 was $40.4 million and primarily resulted from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, offset by payments against accounts payable and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.
     Investing Activities: We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. Since we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.
     Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities for the nine months ended September 30, 2007 was $5.9 million due to the issuance of common stock to option holders and to participants of our ESPP program for $22.4 million, and $4.1 million of excess tax benefits from share-based payments which were partially offset by a $20.6 million repurchase and retirement of common stock. Net cash provided by financing activities for the nine months ended September 30, 2006 was $179.8 million including issuance of convertible debt for $230 million and the issuance of common stock to option holders and participants of our ESPP program for $23.0 million offset by a $66.9 million repurchase and retirement of common stock and a $6.2 million payment of debt issuance costs. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.
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
     In April 2006, our Board of Directors authorized and announced a stock repurchase program of up to $30 million of our common stock until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. During the six months ended September 30, 2007, we repurchased 1,357,000 shares of our common stock for $19.2 million. One purpose of the program is to partially offset the otherwise dilutive impact of stock option exercise activity. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, general business and market conditions, and other investment opportunities. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock repurchase program. The timing and terms of the transactions will depend on market conditions, our liquidity, and other considerations.
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
     Contractual Obligations
     The following table summarizes our significant contractual obligations, including future minimum lease payments as of September 30, 2007, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
		Remaining	2008 and	2010 and	2012 and
	Total	2007	2009	2011	Beyond
Operating lease obligations:
Operating lease payments	$120,307	$5,244	$44,455	$40,249	$30,359
Future sublease income	(10,934)	(704)	(4,344)	(2,217)	(3,669)

Net operating lease obligations	109,373	4,540	40,111	38,032	26,690
Debt obligations:
Principal payments *	230,000	—	—	—	230,000
Interest payments	127,650	—	13,800	13,800	100,050
Other obligations **	750	150	600	—	—

	$467,773	$4,690	$54,511	$51,832	$356,740

*	Holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. We have the right to redeem some or all of the Notes after March 15, 2011.

**	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchased obligations discussed below.
     Our contractual obligations for 2007 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $0.5 million for the remainder of 2007, and $3.7 million, $4.0 million, and $4.2 million for the years ending December 31, 2008, 2009 and 2010, respectively.

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
     Operating Leases
     We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $95.6 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 6, Facilities Restructuring Charges and Note 8, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
     Of these future minimum lease payments, we have $75.7 million recorded in the restructuring and excess facilities accrual at September 30, 2007. This accrual, in addition to minimum lease payments of $95.6 million, includes estimated operating expenses of $17.4 million, is net of estimated sublease income of $24.8 million, and is net of the present value impact of $12.5 million recorded in accordance with SFAS No. 146. Our sublease income assumptions are based on existing sublease agreements and current market conditions and other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     We have sublease agreements for leased office space in Scotts Valley, and at the Pacific Shores Center in Redwood City, California. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. We expect at this time that the sublessees will fulfill their obligations under the terms of the current lease agreements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of September 30, 2007, we did not hold derivative financial instruments.
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
     For the nine months ended September 30, 2007, the average annual rate of return on our investments was 5.21%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2007, we had net unrealized gains of $238,000 associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2007, the fair market value of the portfolio would decline by approximately $2.0 million. We have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.
Foreign Currency Risk
     We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2007, the effect of changes in foreign currency exchange rates on revenues and operating expenses has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.
     The functional currencies of our foreign subsidiaries are their respective local currency, except for Informatica Cayman Ltd., which is in euros. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the euro and British pound, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses in our consolidated operating results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currencies. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the corresponding operating expenditures will be lower as well. We do not use derivative financial instruments for speculative trading purposes.
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

     Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases, in an attempt to comply with the Second Circuit’s ruling.
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
     As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of United States patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and Informatica accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case and the Company is awaiting a possible appeal by BODI.
     On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against twenty-one defendants, including us, alleging patent infringement and on October 10, 2007, we filed an answer to the complaint. It is our current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. The Company intends to vigorously defend itself.
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
     The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic), Embarcadero Technologies, IBM (which acquired Ascential Software and DataMirror), Oracle (which acquired Sunopsis, Hyperion Solutions and Siebel, and recently has offered to acquire BEA Systems), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP (which recently announced an agreement to acquire Business Objects). Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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
     For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the generally available version of PowerCenter 8. We also announced in May 2006 the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. Also, in November 2006, we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. In March 2007, we launched Information On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. In September 2007, we announced a new Informatica On Demand service: Informatica Data Quality Assessment for salesforce.com which uses pre-defined rules to identify missing, invalid and duplicate data. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:
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
     We began expanding our international operations in 2005 and we have recently opened new sales offices in Brazil, China, India, Japan, South Korea, and Taiwan. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, our sales and marketing expenses have increased during 2005, 2006, and 2007. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability. We have experienced some increases in revenue and sales productivity in the United States in the past few years. While in the past year, we have experienced increases in revenues and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.
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
     We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. We have become a global OEM partner with Cognos, SAP and Hyperion Solutions (Oracle), and have partnered with salesforce.com. We have also expanded and extended our OEM relationship with Oracle.
     Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.

     Although our strategic partnership with IBM’s Business Consulting Services (“BCS”) group has been successful in the past, IBM’s acquisition of Ascential Software and DataMirror, has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s recently announced agreement to acquire Business Objects, may also make such strengthening with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
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
     In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis and our conversion rate declined in the third quarter of 2006 before increasing in the fourth quarter of 2006, and throughout 2007. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
     In the past, we also experienced an increased level of turnover in our direct sales force and such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and have seen the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. Turnover levels in 2007 have increased slightly due to the improving labor market in the United States high-technology industry. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.
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
If the current growth in U.S. and global economies do not result in increased sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.
     As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products.

     Recent turmoil in the U.S. lending markets could have an impact on the overall U.S. economy and thus the buying patterns of our customers and prospects. Initially it could affect the financial services sector which is our largest vertical market. While our sales to the financial services sector have continued to grow on a worldwide basis, we have recently experienced greater growth internationally than domestically. If the U.S. economy does not continue to grow, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
     Moreover, if the economies of Europe and Asia-Pacific do not continue to grow or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations. Any economic slowdown could adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations. Although we are investing in Asia-Pacific, there are significant risks with overseas investments and our growth prospects in Asia-Pacific are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
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
     In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payment (including employee stock options) at fair value at the date of grant and record such expense in our condensed consolidated financial statements. See Note 3, Share-Based Payments, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. The adoption of SFAS No. 123(R) had a significant adverse impact on our condensed consolidated results of operations as it increases our operating expenses and reduces our operating income, net income, and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable as the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.
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
     The process of determining our anticipated tax liabilities involves many calculations and estimates, which are inherently complex and makes the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of audits with tax authorities. We also must determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.
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
     We were incorporated in 1993 and began selling our products in 1996; therefore, we have a limited operating history upon which investors can evaluate our operations, products, and prospects. Since our inception we have incurred significant annual net losses, resulting in an accumulated deficit of $91.1 million as of September 30, 2007. We cannot ensure that we will be able to sustain profitability in the future. If we are unable to sustain profitability, we may fail to meet the expectations of stock analysts and investors, and the price of our common stock may fall.
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
     We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy many of these leases. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 6, Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
     Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan, and will continue to expand the scope over time. Some of our facilities in Asia experienced disruption as a result of the December 2006 earthquake off the coast of Taiwan, which caused a major fiber outage throughout the surrounding regions. The outage affected network connectivity, which has been restored to acceptable levels. Such disruption can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake reoccurs, it could again disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Repurchases of Equity Securities
     In April 2007, Informatica’s Board of Directors authorized and announced a stock repurchase program for up to $50 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock.
     The following table provides information about the repurchase of our common stock during the three months ended September 30, 2007:

				Approximate
				Dollar Value of
				Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased
	(1)		as Part of Publicly	Under the Plans
	Total Number of	Average Price	Announced Plans	or Programs
Period	Shares Purchased	Paid per Share	or Programs	(in thousands)
July 1 – July 31	285,000	$14.48	285,000	$41,260
August 1 – August 31	765,000	$13.69	765,000	$30,761
September 1 – September 30	—		—	—

Total	1,050,000	$13.91	1,050,000	$30,761

(1)	All shares repurchased in open-market transactions under the repurchase program.
ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2007	INFORMATICA CORPORATION

/s/ Earl Fry

Earl Fry
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2007

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.