Form 10-K/A
period 2006-12-31
INFORMATICA CORP
filed 2008-01-29
CIK 1080099

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”) solely to delete two sentences in each of Item 7 and Item 8 of the 2006 Form 10-K that refer to third-party appraisers in the context of the Registrant’s acquisition of Similarity Systems Limited and Itemfield Inc.

No other changes are being made to the 2006 Form 10-K or the consolidated financial statements included therein.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 28th day of January 2008.

INFORMATICA CORPORATION

By:	/s/ Earl E. Fry
Earl E. Fry
Chief Financial Officer and Executive Vice President

INFORMATICA CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the year ended December 31, 2006

Exhibit
Number	Document
2.1**	Share Purchase Agreement for the sale and purchase of the entire issued share capital of Similarity Systems Limited dated January 26, 2006.
3.1	Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
3.2	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000, Commission File No. 0-25871).
3.3	Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
3.4	Bylaws, as amended, of Informatica Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-Q filed on February 28, 2006, Commission File No. 0-25871).
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2	Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
4.3	Indenture, dated March 13, 2006, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
4.4	Form of 3% Convertible Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
4.5	Registration Rights Agreement, dated as of March 13, 2006, between the Company and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
10.1*	Company’s 2000 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2001, Commission File No. 0-25871).
10.2*	Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10.3*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on February 19, 1999).
10.4*	Company’s 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-66754) filed on August 3, 2001).
10.5*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006, Commission File No. 0-25871).
10.6*	Company’s 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10.7	Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10.8	Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10.9*	Description of management arrangement with Earl E. Fry (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002, Commission File No. 0-25871).
10.10*	Amendment to 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).

Exhibit
Number	Document
10.11*	Agreement on the Forgiveness of Employee Loan dated September 13, 2001, by and between the Company and Earl E. Fry (incorporated by reference to Exhibit 99.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-3 (Commission File No. 333-109683) filed on December 24, 2003).
10.12*	Employment Agreement dated July 19, 2004 by and between Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).
10.13	Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10.14*	Form of Executive Severance Agreement dated November 15, 2004 by and between the Company and each of Earl E. Fry and Girish Pancha (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10.15*	Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10.16*	Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10.17*	2005 Cash Bonus Plan (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10.18*	Summary of amended standard director cash compensation arrangements (incorporated by reference to Item 1.01 of the Company’s Current Report on Form 8-K filed on October 20, 2005, Commission File No. 0-25871).
10.19*	Offer Letter dated February 22, 2006 by and between the Company and Brian Gentile (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006, Commission File No. 0-25871).
10.20*	Executive Severance Agreement dated February 22, 2006 by and between the Company and Brian Gentile (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006, Commission File No. 0-25871).
21.1**	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
**	Incorporated by reference to the identically numbered exhibit to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007, to which this amendment applies.