Form 10-K
period 2007-12-31
INFORMATICA CORP
filed 2008-02-28
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2007

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
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $1,258,181,000 (based on the last reported sale price of $14.77 on June 30, 2007 on the NASDAQ Global Select Market).

As of January 31, 2008, there were approximately 88,015,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2007.

INFORMATICA CORPORATION

PART I

ITEM 1.	BUSINESS

Overview

Informatica Corporation (“Informatica”) is the leading independent provider of enterprise data integration and data quality software and services that enable organizations to gain greater business value from their information assets. Informatica’s open, platform-neutral software accesses data of virtually all types and makes such data accessible and usable to the people and processes that need it. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives, including data migration, data consolidation, data synchronization, data warehousing, establishment of data hubs, data services, cross-enterprise data exchange, and data quality. The Informatica enterprise data integration platform enables and accelerates data integration initiatives, allowing enterprises to meet new business requirements by utilizing cost-effective information technology (“IT”) systems; to reduce overall IT expenses by extending and adapting IT systems; and to implement best practices. We have also introduced solutions with partners designed to meet the on-demand data needs of the software-as-a-service market. Using our products, business users gain a holistic and consistent view of their enterprise information. IT management can be more responsive to the business demands for information—despite dramatically increasing data volumes and real-time delivery requirements—and IT developers benefit from reduced time to results and significant productivity gains.

Over the last two decades, companies have made significant investments in process automation resulting in islands of data created by a variety of packaged transactional applications—such as enterprise resource planning (“ERP”), customer relationship management (“CRM”), and supply chain management (“SCM”) software—and custom operational systems deployed in various departments. The ultimate goal of deploying these applications was to make businesses more efficient through automation. However, these applications have further increased data fragmentation and complexity throughout the enterprise because they generate massive volumes of data in disparate software systems that were not designed to share data. As these systems have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, multiple data formats, multiple data definitions and, most notably, highly varied data quality.

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

We have more than 2,950 customers representing a worldwide variety of industries, ranging from energy and utilities, financial services, government and public sector, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation. We market and sell our software and services through our global direct sales operations in North and Latin America (including Brazil, Canada, Mexico and the United States), Europe, Middle East, and Africa (including Austria, Belgium, France, Germany, Ireland, Israel, the Netherlands, Switzerland, United Arab Emirates, and the United Kingdom), and Asia-Pacific (including Australia, China, India, Japan, the Philippines, Singapore, South Korea, and Taiwan). We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors in various regions, including Europe, Asia-Pacific, and Latin America, who sublicense our products and provide services and support within their territories. More than 50 independent software vendors, including several of our strategic partners, have licensed our technology for inclusion in their products.

We began selling our first products in 1996. Through December 31, 2007, substantially all of our revenues have been derived from the sale of our data integration products (and related services): Informatica PowerCenter, Informatica PowerExchange, Informatica Data Explorer, Informatica Data Quality, and Complex Data Exchange.

In 2007, we focused on a number of key initiatives, including the broadening of the applicability of our technology, improved sales execution globally, and continued product innovation. To underpin these initiatives, in April 2007, we established business units for three key solutions: data integration, data quality, and on-demand. This initiative closely aligns our marketing resources with product development.

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

For the IT manager, our products reduce risk and cost by providing a highly secure, scalable, and high-performance environment, with the flexibility to deploy on a wide variety of operating systems including Windows, UNIX, Linux, and mainframe systems, including ADABAS, DB2, IMS, and VSAM. We also run on 64-bit hardware and we facilitate complete user authentication, granular privacy management, and encryption in data transport. We deliver near-linear scalability, fully parallel processing, and a unique ability to deploy a set of business logic across a heterogeneous grid of operating platforms to accommodate the most demanding of large and growing global organizations. For the IT architect, our products are based on a service-oriented architecture that is metadata-driven for flexibility and Web services enablement. Our products are fully extensible through open application program interfaces (“APIs”) and are designed to be interoperable to accommodate existing IT standards and future IT architectures.

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

Products included in the Informatica platform are summarized below:

PowerCenter Standard Edition (SE) is a single, unified enterprise data integration platform that consists of a high-performance, highly available, and secure data server, a global metadata infrastructure, and graphical user interface-based (“GUI-based”) development and administration tools.

PowerCenter Advanced Edition (AE) supports development of a wide spectrum of data integration initiatives, including Integration Competency Centers, by expanding the breadth of PowerCenter SE with Metadata Manager, a powerful metadata analysis feature, Team-based Development, and Data Analyzer, which offers Web-based reporting capabilities.

Informatica PowerExchange is a family of products providing access to a wide variety of mission-critical data. PowerExchange, in conjunction with the PowerCenter platform, helps organizations unlock data and deliver it on demand across the organization. Data can be extracted, converted, and filtered without programming and delivered in batch or in real time. Dozens of different data sources and targets are supported including mainframe, midrange, technology standards, databases, applications, and messaging.

Informatica Data Explorer puts powerful, easy-to-use data profiling and mapping capabilities in the hands of the business user. Data analysts and data stewards use the software to create a complete and accurate picture of the content, quality, and structure of enterprise data, which is used as the foundation for addressing data quality enterprise-wide.

Informatica Data Quality is specifically designed to give control of data quality processes to the business user. The software delivers powerful data cleansing, matching, and reporting and monitoring capabilities in a single solution, empowering business information owners to implement and manage effective and lasting data quality processes throughout the enterprise.

Complex Data Exchange provides a platform-independent infrastructure and tools that enable the automated transformation of complex data, including unstructured data (e.g., spreadsheets, documents, binary files, print streams), semi-structured data (e.g., legacy formats such as COBOL, standards such as HIPAA, EDI, HL7, SWIFT), and complex structured data (e.g., ACORD, MISMO, or data in XML documents with deeply hierarchical and recursive structures), for integration and business to business (B2B) data exchange.

Informatica On Demand solutions help companies of all sizes ensure that their Salesforce CRM environment is synchronized with corporate IT business systems and maintained with the highest possible data quality. With this family of data integration solutions, companies can integrate Salesforce CRM data with the rest of the enterprise to ensure data accuracy, drive business decisions and operations, and derive maximum value from their Salesforce CRM investment.

Additional Options. Informatica offers 12 PowerCenter options to extend the data integration platform’s core capabilities. These options are available with either PowerCenter Standard Edition or PowerCenter Advanced Edition:

1.	Data Cleanse and Match Option supplies powerful, integrated cleansing and matching capabilities. This option corrects and removes duplicate customer data to maximize the value of an organization’s information assets.

2.	Data Federation Option provides virtual data federation services or enterprise information integration (EII) capabilities. Combining traditional physical and virtual data integration approaches in a single platform, this option creates a powerful tool for delivering holistic data quickly, easily, and cost-effectively.

3.	Data Profiling Option offers comprehensive, accurate information about the content, quality, and structure of data in virtually any operational system.

4.	Enterprise Grid Option provides scalability within a grid computing environment. This option reduces the administrative overhead of supporting a grid. It also delivers optimal performance by automatically load balancing in response to run-time changes in data volumes or node utilization rates.

5.	High Availability Option furnishes high availability and seamless failover and recovery of all PowerCenter components. This option minimizes service interruption in the event of a hardware and/or software outage and reduces costs associated with data downtime.

6.	Mapping Generation Option provides the ability to automatically generate PowerCenter data integration mappings from best practice templates, as well as the ability to reverse-engineer existing mappings into reusable template form. This option increases developer productivity, reduces time to results, and simplifies the data integration lifecycle.

7.	Metadata Exchange Options coordinate technical and business metadata from data modeling tools, business intelligence tools, source and target database catalogs, and PowerCenter repositories. This family of options helps organizations leverage the time and effort already invested in defining data structures.

8.	Partitioning Option executes optimal parallel sessions by dividing data processing into subsets that run in parallel and are spread among available CPUs in a multi-processor system. This option helps organizations maximize their technology investments by enabling hardware and software to jointly scale to handle large volumes of data and users.

9.	Pushdown Optimization Option enables data transformation processing, where appropriate, to be “pushed down” into any relational database. This option saves hardware costs by making better use of existing database assets and helps organizations cost-effectively scale to meet increased data demand.

10.	Real Time Option extends PowerCenter’s capabilities to transform and process operational data in real time. This option helps organizations integrate real-time operational data with historical information stored in enterprise data warehouses, powering business processes and accelerating decision making.

11.	Team-Based Development Option extends PowerCenter SE’s capabilities to facilitate cross-functional collaboration by creating and managing multiple versions of a reusable development asset, controlling the development lifecycle, tracking changes, and migrating specific groups of assets from one repository to another.

12.	Unstructured Data Option expands PowerCenter’s data access capabilities to include unstructured and semi-structured data formats. This option provides organizations with almost universal access to all enterprise data formats, creating a powerful tool to help organizations achieve a holistic view of data, increase IT productivity, and achieve regulatory compliance.

Services

Informatica offers a comprehensive set of services, including product-related customer support, consulting services, and education services. Through strategically located Support Centers in the United States, the United Kingdom, the Netherlands, Japan, Brazil and India, we support Informatica software deployment—be it a regional installation or a geographically-dispersed project. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “my.informatica.com.”

Our consulting services range from the initial configuration of our products with knowledge transfer to customers and partners to designing and implementing custom data integration/transformation solutions, to project audit and performance tuning services, to helping customers implement best practices for their integration competency centers (ICCs). ICCs are a shared IT function that enable project teams to complete data integration efforts rapidly and efficiently by following best-practice processes, leveraging the expertise of staff with integration-specific roles, and using standard technologies. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement their customized business solutions using our data integration products.

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

Informatica also offers a comprehensive role-based curriculum of product and solution-related education services to help our customers and strategic partners build proficiency in using our products. Informatica delivers education services in 33 countries and offers instructor led, virtual and eLearning delivery options to make training easy and cost effective. We have established the Informatica Certification Program to create a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.

Our Partners

Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. Our partners that resold and/or influenced more than $2,000,000 each in license orders in 2007 are Accenture, Capgemini, Cobi Systems, Deloitte Consulting, EDS, Hewlett-Packard, Tata Consultancy Services, Teradata, and Wipro. Our original equipment manufacturer (“OEM”) partners that generated more than $400,000 in license orders for us in 2007 are Aspen Technologies, Callidus, Cognos, FAST, and SAP.

Our Customers

More than 2,950 companies worldwide rely on Informatica for their data integration and data quality needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy and utilities, financial services, government and public sector, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation. No single customer accounted for 10% or more of our total revenues in 2007, 2006 or 2005.

Our Market Strategy

Broader Enterprise Data Integration: Beyond the Data Warehouse. Our goal is to be the market leader in the enterprise data integration market, which includes data migration, data consolidation, data synchronization, data warehousing, the establishment of data hubs, data services, cross-enterprise data exchange, and data quality. Our strategy is to grow at a rate faster than the market by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data warehouse and data integration initiatives. We address the growing enterprise data integration market with a product set that we believe is well-suited to rapidly deliver value to our customers.

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

Informatica On Demand: Solving the Cross-Enterprise Data Integration Challenge. Today, nearly every organization must manage a growing amount of data that resides outside its own IT network. Most of this data is off-premise, within the systems and services of outsourced providers, such as information technology outsourcers (ITOs) and business process outsourcers (BPOs) as well as software-as-a-service (SaaS) providers. Although these outsourced services are helping to drive a new level of efficiency and agility into organizations of every size, managing the resulting outsourced enterprise data can be a challenge. For several years, Informatica has worked with leading ITO and BPO providers to ensure the data they create and manage (on behalf of an enterprise customer) can be integrated with the enterprise data that resides in on-premise systems, using PowerCenter. Informatica has made available its first in a series of intelligent connectors that enable a PowerCenter customer to access and integrate all of the data that exists within a SaaS provider’s system (off-premise) with the enterprise data that resides in its on-premise systems. This first connector has been released for the salesforce.com SaaS environment and is certified within salesforce.com’s AppExchange partner framework. This past year, Informatica began offering subscription-based solutions, including data replication and data quality assessments, to salesforce.com customers.

Complex Data Exchange: Integrating Additional Data Formats. Organizations are inundated with complex data that is proliferating rapidly in volume and diversity. Complex data includes unstructured data (spreadsheets, documents, print streams), semi-structured data (HL7, EDI, HIPAA, SWIFT), and complex structured data (MISMO, ACORD, and XML) and contains increasingly important and high-value business information. A high percentage of corporate financial information is maintained in complex data formats, such as spreadsheets. Business drivers, such as regulatory compliance (e.g., Sarbanes-Oxley) and operational efficiency, rely on high-performance, mission-critical applications that require translation among a variety of complex formats. Informatica provides translation of these complex formats to a structured format for processing and then returns them to complex formats for distribution.

Customers, Consulting Partners, and Third-Party Developers: Leveraging Installed Base and Community to Extend Informatica’s Presence. We have an installed customer base that spans a wide range of industries. As of December 31, 2007, more than 2,950 customers worldwide and 91 of the Fortune 100 companies had licensed our products. The Informatica’s Developer Network, created in 2001, has grown to over 41,000 members in more than 110 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica’s presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence.

Partnerships and Strategic Alliances: Extending the Ecosystem. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators, and hardware system vendors. These alliances furnish sales and marketing support, and access to required technology, while also providing complementary products and services for our joint customers. More than 300 companies help market, resell, or implement Informatica’s solution around the world. Additionally, more than 50 companies have embedded our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products.

Sales, Marketing, and Distribution

We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2007, we employed 483 people in our sales and marketing organization worldwide.

Marketing programs are focused on creating awareness of Informatica and its products and services, generating interest among new customers as well as interest in new products within existing customers, documenting compelling customer references, and creating up-sell/cross-sell opportunities for our products. These programs are targeted at such key executives as chief information officers, vice presidents of IT, and vice presidents of specific functional areas such as marketing, sales, service, finance, human resources, manufacturing, distribution, and procurement as well as enterprise architects and other key IT professionals focused on data integration. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing collateral that describes our products, services, and solutions, and generating qualified sales leads.

Our global sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation, and contract negotiation. Although the typical sales cycle requires three to six months, some sales cycles have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts, assessing needs prior to our introduction to the customers and endorsing our products to the customers before their product selection. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.

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

Research and Development

As of December 31, 2007, we employed 375 people in our research and development organization. This team is responsible for the design, development, and release of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with a product-marketing manager, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.

Approximately 40% of Informatica’s research and development team is based in the United States and the remainder is based in India, Ireland, Israel, the Netherlands, and the United Kingdom. The international development teams are focused on development and quality assurance work of our data integration technologies. Our international development effort is intended to increase development productivity and deliver innovative product capabilities. Our research and development expenditures were $69.9 million in 2007, $55.0 million in 2006, and $42.6 million in 2005.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as vendors of point integration solutions typically used for departmental deployment, including Ab Initio, Business Objects (which acquired FirstLogic and was recently acquired by SAP), IBM (which acquired Ascential Software, DataMirror and Cognos), Oracle (which acquired Sunopsis, Hyperion Solutions and Siebel and recently entered into an agreement to acquire BEA Systems), SAS Institute, and certain other privately held companies. We also compete with business intelligence vendors that offer data integration solutions for their combined data warehousing and business intelligence offerings, such as Business Objects, and to a lesser degree, Cognos and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. With regard to Data Quality, we compete against Business Objects, Trillium (which is part of Harte-Hanks), SAS Institute, as well as various other privately held companies.

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

Intellectual Property and Other Proprietary Rights

Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 20 patents issued in the United States, 2 patents issued in the European Union, 7 patent applications pending in the United States, 9 patent applications pending in Canada and 4 patent applications pending in the European Union. Our issued patents are scheduled to expire at various times through February 2024.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.

Employees

As of December 31, 2007, we had a total of 1,365 employees, including 375 people in research and development, 483 people in sales and marketing, 351 people in consulting, customer support, and education services, and 156 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

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

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic and was recently acquired by SAP), IBM (which acquired Ascential Software, DataMirror and Cognos), Oracle (which acquired Sunopsis, Hyperion Solutions and Siebel and recently entered into an agreement to acquire BEA Systems), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. With regard to Data Quality, we compete against Business Objects, Trillium (which is part of Harte-Hanks), SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

For new product introductions and existing product enhancements, changes can occur in product packaging and pricing. After our acquisition of Similarity, we commenced integration of Similarity’s data quality technology into the PowerCenter product suite. Accordingly, in May 2006, we released the generally available version of PowerCenter 8. We also announced in May 2006 the strategic roadmap for Informatica On-Demand, a Software-as-a-Service (“SaaS”) offering, to enable cross-enterprise data integration. As part of Phase One (offering connectivity to leading SaaS vendors), we concurrently introduced Informatica PowerCenter Connect for salesforce.com, which allows customers to integrate data managed by salesforce.com with data managed by on-premise applications. Also, in November 2006 we announced general availability of new versions of Informatica Data Quality and Informatica Data Explorer that deliver advanced data quality capabilities. In March 2007 we launched Information On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. In September 2007 we announced a new Informatica On Demand service: Informatica Data Quality Assessment for salesforce.com which uses pre-defined rules to identify missing, invalid, and duplicate data. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5, a version upgrade to our entire data integration platform. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues, which are primarily sold on a perpetual license basis, are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. Also, we could experience customer order deferrals in anticipation of future new product introductions or product enhancements, as well as a result of particular budgeting and purchase cycles of our customers. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.

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

We began expanding our international operations in 2005 and we have recently opened new sales offices in Brazil, China, India, Italy, Japan, Mexico, South Korea, and Taiwan. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, 2006 and 2007, our sales and marketing expenses have increased during the past three years. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability. We have experienced some increases in revenue and sales productivity in the United States in the past few years. While in the past year, we have experienced increases in revenues and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.

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

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. We have become a global OEM partner with Cognos (acquired by IBM), FAST (which recently received an acquisition offer from Microsoft), SAP and

Hyperion Solutions (acquired by Oracle) and have partnered with salesforce.com. We have also expanded and extended our OEM relationship with Oracle.

Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.

Although our strategic partnership with IBM’s Business Consulting Services group has been successful in the past, IBM’s acquisition of Ascential Software, DataMirror and Cognos, has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s recent acquisition of Business Objects may also make such strengthening with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis and our conversion rate declined in the third quarter of 2006 before increasing in the fourth quarter of 2006 and throughout 2007. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

Our international operations expose us to greater risks, including but not limited to those regarding intellectual property, collections, exchange rate fluctuations, and regulations, which could limit our future growth.

We have significant operations outside the United States, including software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom, sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific, and customer support centers in India, the Netherlands, and the United Kingdom. Additionally, since 2005 we have opened sales offices in Brazil, China, India, Italy, Japan, Mexico, South Korea, and Taiwan, and we plan to continue to expand our international operations in the Asia-Pacific market. Our international operations face numerous risks. For example, to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs and to meet the requirements of certain markets, particularly some in Asia, our product must be double-byte enabled. Developing internationalized versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in internationalizing products and in testing whether these internationalized products will be accepted in the target countries. We cannot ensure that our internationalization efforts will be successful.

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

Our software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom also subject our business to certain risks, including:

■	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

■	communication delays between our main development center in Redwood City, California and our development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

■	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

■	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

Additionally, our international operations as a whole are subject to a number of risks, including the following:

■	greater risk of uncollectible accounts and longer collection cycles;

■	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

■	greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

■	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

■	our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Singapore, South Korea, and Taiwan;

■	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

■	general economic and political conditions in these foreign markets.

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically the effect of changes in foreign currency exchange rates on revenue and operating expenses has been immaterial. However, as our international operations grow, the effect of changes in the foreign currency exchange rates could be greater in terms of revenue and operating expenses. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

If adverse changes in the U.S. or global economies negatively affect sales of our products and services, our operating results would be harmed, and the price of our common stock could decline.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products.

Recent turmoil in the U.S. lending markets could have an impact on the overall U.S. economy and thus the buying patterns of our customers and prospects. Initially it could affect the financial services sector which is our largest vertical market. While our sales to the financial services sector have continued to grow on a worldwide basis, we have recently experienced greater growth internationally than domestically. If the U.S. economy does not continue to grow, our results of operations could be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

Additionally, adverse changes in the U.S. economy could negatively affect our international markets. Further, if the economies of Europe and Asia-Pacific do not continue to grow or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations. Any economic slowdown could adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations. Although we are investing in Asia-Pacific, there are significant risks with overseas investments and our growth prospects in Asia-Pacific are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. Turnover levels in 2007 have increased slightly due to the improving labor market in the United States high-technology industry. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, and single-view projects. The use of packaged software solutions to address the needs of the broader data integration market is relatively new and is still emerging. Additionally, we expect growth in the areas of data quality and on-demand (SaaS) offerings. Our potential customers may:

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

After periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that particular company. We and certain of our former officers have been named as defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.

The recognition of share-based payments for employee stock option and employee stock purchase plans has adversely impacted our results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires us to measure compensation cost for all share-based payment (including employee stock options) at fair value at the date of grant and record such expense in our consolidated financial statements. See subsection Share-Based Payments in Note 2. Summary of Significant Accounting Policies. The adoption of SFAS No. 123(R) had a significant adverse impact on our consolidated results of operations as it increases our operating expenses and reduces our operating income, net income, and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable as the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.

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

Our effective tax rate is difficult to project. Changes in such tax rate and/or results of tax examinations could adversely affect our operating results.

The process of determining our anticipated tax liabilities involves many calculations and estimates, which are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of audits with tax authorities. We also must determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.

Furthermore, our overall effective income tax rate may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting rules including FIN 48 and FAS 123(R) and variations in the estimated and actual level of annual pre-tax income.

We may receive an assessment related to the audit of our U.S. income tax returns or from other domestic and foreign tax authorities that exceeds amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses and net income in the period or periods for which that determination is made.

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

The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003, we settled a complaint against Ascential Software Corporation in which a number of former Informatica employees recruited and hired by Ascential misappropriated our trade secrets, including sensitive product and marketing information and detailed sales information regarding existing and potential customers, and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. Although we were ultimately successful in this lawsuit, there are no assurances that we will be successful in protecting our proprietary technology from competitors in the future.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). See Note 14. Litigation, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results. Although we received a favorable verdict in the trial against BODI in April 2007, an appeal by BODI is expected so the expense and burden to the company is expected to continue.

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

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity, and in December 2006, we acquired Itemfield. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, and potential product liability issues related to the acquired products.

We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.

We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy many of these leases. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 7. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan and will continue to expand the scope over time. Some of our facilities in Asia experienced disruption as a result of the December 2006 earthquake off the coast of Taiwan, which caused a major fiber outage throughout the surrounding regions. The outage affected network connectivity, which has been restored to acceptable levels. Such disruption can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake reoccurs, it could again disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in a leased facility at the Seaport Plaza in Redwood City, California and consist of approximately 159,000 square feet. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The facility is used by our administrative, sales, marketing, product development, customer support, and services groups.

We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Chicago, Illinois; New York, New York; and Reston, Virginia, which are primarily used for sales, marketing, services and, to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Toronto, Canada; Paris, France; Frankfurt, Germany; Nieuwegein, the Netherlands; Maidenhead, the United Kingdom; Sydney, Australia; Beijing, China; Seoul, South Korea; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; and Singapore. We also leased facilities in Bangalore, India where our offices are primarily used for product development. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through October 2017. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We also lease certain facilities that we no longer occupy because they exceed our current requirements. Currently, we sublease these facilities to third parties. See Note 7. Facilities Restructuring Charges, and Note 9. Commitments and Contingencies, of Notes to the Consolidated Financial Statements in Item 8 of this Report.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases in an attempt to comply with the Second Circuit’s ruling.

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

The trial began on March 12, 2007 on the two remaining patents (U.S. Patent No. 6,014,670 and U.S. Patent No. 6,339,775) originally asserted in 2002 and a verdict was reached on April 2, 2007. During the trial, the judge determined that, as a matter of law, BODI and its customers’ use of the Acta/BODI products infringe on our asserted patents. The jury unanimously determined that our patents are valid, that BODI’s infringement on our patents was done willfully and that a reasonable royalty for BODI’s infringement is $25.2 million. The jury’s determination that BODI’s infringement was willful permits the judge to increase the damages award by up to three times. On May 16, 2007, the judge issued a permanent injunction preventing BODI from shipping the infringing technology now and in the future.

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest. On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal. It is expected that the parties will file appeal briefs, including responses and replies, during the period from March 2008 through July 2008.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement and on October 10, 2007, we filed an answer to the complaint. It is our current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. We intend to vigorously defend ourselves.

We are also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, we do not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows, or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2008:

Name	Age	Position(s)

Sohaib Abbasi	51	Chairman of the Board, Chief Executive Officer, and President
Earl Fry	49	Chief Financial Officer, Executive Vice President, and Secretary
Paul Hoffman	57	Executive Vice President, Worldwide Field Operations
Girish Pancha	43	Executive Vice President and General Manager, Data Integration

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

Mr. Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became the Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree from Stanford University. Mr. Fry serves on the Board of Directors of Central Pacific Financial Corporation.

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

	High	Low

Year ended December 31, 2007:
Fourth quarter	$18.28	$15.12
Third quarter	$16.02	$13.24
Second quarter	$15.39	$13.45
First quarter	$14.25	$12.29
Year ended December 31, 2006:
Fourth quarter	$14.29	$11.37
Third quarter	$16.24	$11.60
Second quarter	$17.00	$12.40
First quarter	$17.07	$11.98

Holders of Record

At January 31, 2008, there were approximately 128 stockholders of record of our common stock, and the closing price per share of our common stock was $19.31. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In April 2007, Informatica’s Board of Directors authorized and announced a stock repurchase program for up to $50 million of our common stock. Purchases can be made from time to time in the open market and privately negotiated transactions and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. From April 2007 to December 31, 2007, the Company repurchased 1,869,000 shares at a cost of $27.6 million.

The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2007. See Note 10. Stockholders’ Equity, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
			Part of	That May Yet Be
	(1) Total	Average Price	Publicly Announced	Purchased
	Number of	Paid per	Plans or	Under the Plans or
Period	Shares Purchased	Share	Programs	Programs
				(In thousands)

October 1 – October 31	50,000	$17.04	50,000	$29,909
November 1 – November 30	462,300	$16.15	462,300	$22,445
December 1 – December 31	—	—	—	$22,445

Total	512,300	$16.23	512,300

(1)	All shares repurchased in open-market transactions under the repurchase programs.

We will include our performance graph that compares the five-year cumulative total return to stockholders on our common stock for the period ended December 31, 2007, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index in our annual report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto included in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2007, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Selected Consolidated Statements of Operations Data:
Revenues:
License	$175,318	$146,092	$120,182	$97,941	$94,590
Service	215,938	178,506	147,249	121,740	110,943

Total revenues	391,256	324,598	267,431	219,681	205,533

Cost of revenues:
License	3,693	6,978	4,465	3,778	3,139
Service(1)	69,174	58,402	46,801	40,346	38,856
Amortization of acquired technology	2,794	2,118	922	2,322	1,031

Total cost of revenues	75,661	67,498	52,188	46,446	43,026

Gross profit	315,595	257,100	215,243	173,235	162,507
Operating expenses:
Research and development(1)	69,908	54,997	42,585	51,322	47,730
Sales and marketing(1)	158,298	138,851	118,770	94,900	86,810
General and administrative(1)	35,531	28,187	20,583	20,755	20,921
Amortization of intangible assets	1,441	653	188	197	147
Facilities restructuring charges	3,014	3,212	3,683	112,636	—
Purchased in-process research and development	—	1,340	—	—	4,524

Total operating expenses	268,192	227,240	185,809	279,810	160,132

Income (loss) from operations	47,403	29,860	29,434	(106,575)	2,375
Interest income and other, net	15,237	11,823	6,544	3,391	7,059

Income (loss) before income taxes	62,640	41,683	35,978	(103,184)	9,434
Income tax provision	8,024	5,477	2,174	1,220	2,124

Net income (loss)(2)	$54,616	$36,206	$33,804	$(104,404)	$7,310

Basic net income (loss) per common share(2)	$0.63	$0.42	$0.39	$(1.22)	$0.09
Diluted net income (loss) per common share(2)	$0.57	$0.39	$0.37	$(1.22)	$0.09
Shares used in computing basic net income (loss) per common share	87,164	86,420	87,242	85,812	82,049
Shares used in computing diluted net income (loss) per common share	103,252	92,942	92,083	85,812	85,200

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$203,661	$120,491	$76,545	$88,941	$82,903
Short-term investments	281,197	280,149	185,649	152,160	140,890
Restricted cash	12,122	12,016	12,166	12,166	12,166
Working capital(3)	410,275	311,174	187,759	173,816	167,011
Total assets	798,644	696,765	441,022	409,768	402,808
Long-term obligations, less current portion	—	—	—	—	—
Total stockholders’ equity	312,542	227,163	222,730	195,722	289,599

(1)	Amortization of stock-based compensation has been reclassified for periods prior to December 31, 2004 to cost of service revenues, research and development, sales and marketing, and general and administrative expense.

(2)	Net income and net income per share include the impact of SFAS 123(R) share-based payments of $16.0 million and $14.1 million for the years ended December 31, 2007 and 2006, respectively, which are not included in years prior to 2006. See Note 2. Summary of Significant Accounting Polices.

(3)	A portion of deferred revenues has been reclassified to long-term for periods prior to December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, and stock-based compensation and share-based payments; provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part I, Item 1A Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview

We are the leading independent provider of enterprise data integration software. We generate revenues from sales of software licenses for our enterprise data integration software products and from sales of services, which consist of maintenance, consulting, and education services.

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses for on-demand offerings from customers and partners. Our software license revenues also include software upgrades, which are not part of post-contract services. Most of our international sales have been in Europe, and revenue outside of Europe and North America has comprised 6% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public sector, healthcare, high-technology, manufacturing, retail, services, telecommunications, and transportation

In 2007, our total revenues grew 21% to $391.3 million and we generated net income of $54.6 million, or $0.57 per diluted share. The increase in license revenues was a result primarily of an increase in the average size of our transactions and, to a lesser extent, an increase in volume of transactions and an increase in international license revenues. The increase in service revenues was primarily from increased maintenance revenues driven by our expanding customer base.

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

On December 15, 2006, we acquired Itemfield, Inc. (“Itemfield”). Itemfield’s data transformation technologies enable near-universal access to unstructured and semi-structured data. Incorporation of this technology extends our data integration platform to allow customers to integrate these data sources with traditional structured data sources.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•	Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coded development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Business Objects’ acquisition of FirstLogic, Oracle’s acquisition of Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror and Cognos, SAP’s acquisition of Business Objects, and Oracle’s agreement to acquire BEA Systems) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

•	New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. For example, in March 2007, we launched Informatica On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. In September 2007, we announced a new Informatica On Demand service: Informatica Data Quality Assessment for salesforce.com which uses pre-defined rules to identify missing, invalid, and duplicate data. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5, a version upgrade to our entire data integration platform. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on our overall sales and revenues.

•	Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenue and order backlog, and we have generally had weaker demand for our software products and services in the first and third quarters.

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

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In 2007, we signed OEM agreements with Cognos (acquired by IBM), FAST (which recently received an acquisition offer from Microsoft), SAP and other vendors. These are in addition to our global OEM partnerships with Oracle (Hyperion Solutions and Siebel), and our partnership with salesforce.com. See “Risk Factors—We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part I, Item 1A.

We have also broadened our distribution efforts. In 2007, we continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have also expanded our international sales presence by opening new offices and increasing headcount. This included opening sales offices in Brazil, China, India, Italy, Japan, Mexico, South Korea, and Taiwan in 2005, 2006, and 2007. We also established training partnerships in late 2006 in India, Latin America, and the United States to provide hands-on product training for customers and partners. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased accordingly during 2005, 2006, and 2007. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability. We have experienced some increases in revenues and sales productivity in the United States in the past few years. During the past year, we have experienced increases in revenues and sales productivity internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill, acquisitions, and share-based payments have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) SAB 104, Revenue Recognition, and other authoritative literature, see the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized each period.

We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we do not recognize the revenue until the reseller provides us with evidence of sell-through to an end-user customer and/or upon cash receipt. Further, we make judgment in determining the collectibility of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectibility, and, when a customer is not deemed credit worthy, revenue is recognized when payment is received.

Our software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. We use the residual method to recognize license revenue upon delivery when the arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. We are required to exercise judgment in determining if VSOE exists for each undelivered element.

Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software. If, in our judgment, the software arrangement includes significant modification or customization of the software, then software license revenue is recognized as the consulting services revenue is recognized.

Consulting revenues are primarily related to implementation services and product configurations. These services are performed on a time-and-materials basis and, occasionally, on a fixed-fee basis. Revenue is generally recognized as these services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.

Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement.

We recognize revenues net of applicable sales taxes, financing charges absorbed by Informatica, and amounts retained by our resellers and distributors, if any. Our agreements do not permit for returns, and historically we have not had any significant returns or refunds; therefore, we have not established a sales return reserve at this time.

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

If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 7. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information, trend analysis, and executed sublease agreements.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”) to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

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

We record a valuation allowance to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we have considered our historical levels of income, expectations of future taxable income, and ongoing tax planning strategies.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis of all available evidence at September 30, 2007 and December 31, 2007, it was considered more likely than not that our non-stock option related deferred tax assets would be realized. The release of the remaining valuation allowance resulted in a $14.3 million tax benefit recorded to the income statement and a $2.3 million benefit recorded to goodwill. The remaining deferred tax assets subject to valuation allowance are related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These deferred tax assets will not provide a reduction in the Company’s effective tax rate.

As of December 31, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet as a result of the release of valuation allowance during the fiscal year 2007 would ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit. Goodwill was tested for impairment in our annual impairment tests on October 31 in each of the years 2007, 2006, and 2005 using the two-step process required by SFAS No. 142. First, we reviewed the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R). Our historical volatility rates decreased in 2007 from 2006 and 2005 primarily due to more stable stock prices in recent quarters and exclusion of more volatile years from the calculation of our historical volatility rates. Our implied volatility rates remained relatively unchanged. Our volatility rates were at 37-41% in 2007 down from 43-52% in 2006. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payments in future periods. For instance, an estimate in volatility 10 percentage points higher would have resulted in a $3.8 million increase in the fair value of options granted during the year ended December 31, 2007.

Our expected life of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We lowered our expected life estimate from 3.9 years (in 2006) to 3.3 years (in the first quarter of 2007). A reduction in the expected life from 3.9 years to 3.3 years reduces the expense by approximately 8% through the life of the options. The lower expected life of options was mainly due to a reduction in contractual term of our grants from 10 years to 7 years in April 2004, and also higher exercise volume due to higher stock prices in recent quarters. We assumed expected life of 3.3 years in valuing the option grants made throughout 2007 and anticipate to continue using the same expected life throughout 2008.

In addition, we apply an expected forfeiture rate in determining the grant date fair value of our option grants. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payments could be materially impacted in the quarter of revision, as well as in following quarters. During the year ended December 31, 2007, we lowered our forfeiture rate from 16% to 13% primarily due to recent changes in historical employee turnover rates. As a result of this change, our share-based payments expense increased by approximately $0.5 million for the year ended December 31, 2007.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2007	2006	2005

Revenues:
License	45%	45%	45%
Service	55	55	55

Total revenues	100	100	100

Cost of revenues:
License	1	2	2
Service	18	18	18
Amortization of acquired technology	—	1	—

Total cost of revenues	19	21	20

Gross profit	81	79	80
Operating expenses:
Research and development	18	17	16
Sales and marketing	41	43	44
General and administrative	9	9	8
Amortization of intangible assets	—	—	—
Facilities restructuring charges	1	1	1
Purchased in-process research and development	—	—	—

Total operating expenses	69	70	69

Income from operations	12	9	11
Interest income and other, net	4	4	3

Income before income taxes	16	13	14
Income tax provision	2	2	1

Net income	14%	11%	13%

Revenues

Our total revenues were $391.3 million in 2007 compared to $324.6 million in 2006 and $267.4 million in 2005, representing growth of $66.7 million (or 21%) in 2007 from 2006 and $57.2 million (or 21%) in 2006 from 2005.

The following table and discussion compare our revenues by type for the three years ended December 31, 2007:

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

License	$175,318	$146,092	$120,182	20%	22%
Service revenues:
Maintenance	151,246	124,955	103,573	21%	21%
Consulting and education	64,692	53,551	43,676	21%	23%

Total service revenues	215,938	178,506	147,249	21%	21%

Total revenues	$391,256	$324,598	$267,431	21%	21%

Our license revenues increased to $175.3 million (or 45% of total revenues) in 2007 compared to $146.1 million (or 45% of total revenues) in 2006 and $120.2 million (or 45% of total revenues) in 2005, representing growth of $29.2 million (or 20%) in 2007 from 2006, and $25.9 million (or 22%) in 2006 from 2005. The increase in license revenues in 2007 from 2006 was primarily due to an increase in volume of transactions and to a lesser extent was due to an increase in the average size of our transactions and an increase in international license revenues. The increase in license revenues in 2006 from 2005 was primarily due to an increase in the average size of our transactions and to a lesser extent was due to an increase in volume of transactions and an increase in international license revenues. We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge. The average transaction amount for orders greater than $100,000 in 2007, including upgrades, increased to $339,000 from $332,000 and $315,000 in 2006 and 2005, respectively. The number of transactions greater than $1.0 million increased to 26 in 2007 from 25 in 2006 and 17 in 2005. We believe that the increase in average transaction amount is primarily the result of larger deployments by customers and continued growth in the broader data integration market.

Service Revenues

Maintenance Revenues

Maintenance revenues increased to $151.2 million (or 39% of total revenues) in 2007 from $125.0 million (or 39% of total revenues) in 2006 and $103.6 million (or 39% of total revenues) in 2005, representing growth of $26.2 million (or 21%) in 2007 from 2006 and $21.4 million (or 21%) in 2006 from 2005. The increases in maintenance revenues in 2007 and 2006 were primarily due to the increasing size of our customer base. For 2008, based on our growing installed customer base, we expect maintenance revenues to increase from the 2007 levels.

Consulting and Education Services Revenues

Consulting and education services revenues were $64.7 million (or 16% of total revenues) in 2007, $53.6 million (or 16% of total revenues) in 2006, and $43.7 million (or 16% of total revenues) in 2005. The $11.1 million (or 21%) increase in 2007 compared to 2006 was primarily due to an increase in demand for consulting and education services in Europe and North America. The $9.9 million (or 23%) increase in 2006 compared to 2005 was primarily due to an increase in demand and an increase in capacity to meet the demand for consulting services in North America, Europe, and Latin America. For 2008, we expect to maintain our current utilization rates and continue to add overall consulting capacity, and thus we expect revenues from consulting and education services to increase from the 2007 levels.

International Revenues

Our international revenues were $127.1 million (or 32% of total revenues) in 2007, $97.9 million (or 30% of total revenues) in 2006, and $82.3 million (or 31% of total revenues) in 2005, representing an increase of $29.2 million (or 30%) in 2007 from 2006, and an increase of $15.6 million (or 19%) in 2006 from 2005.

The $29.2 million (or 30%) increase in 2007 from 2006 and the $15.6 million (or 19%) increase in 2006 from 2005 in international revenues was primarily due to our continued expansion in Europe, Asia Pacific, and Latin America. For 2008, we expect international revenues as a percentage of total revenues to be relatively consistent with, or increase slightly from the 2007 levels.

Future Revenues (New Orders, Backlog, and Deferred Revenue)

Our future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) orders received from certain distributors, resellers, and OEMs, not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) are “aggregate backlog”), and (3) deferred revenues. Our deferred revenues are primarily comprised of (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at December 31, 2007 were approximately $140.4 million compared to $118.1 million at December 31, 2006. This increase in 2007 was primarily due to an increase in deferred license and maintenance revenues. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

Cost of license revenues	$3,693	$6,978	$4,465	(47)%	56%
Cost of service revenues	69,174	58,402	46,801	18%	25%
Amortization of acquired technology	2,794	2,118	922	32%	130%

Total cost of revenues	$75,661	$67,498	$52,188	12%	29%

Cost of license revenues, as a percentage of license revenues	2%	5%	4%	(3)%	1%
Cost of service revenues, as a percentage of service revenues	32%	33%	32%	(1)%	1%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $3.7 million (or 2% of license revenues) in 2007, $7.0 million (or 5% of license revenues) in 2006, and $4.5 million (or 4% of license revenues) in 2005. The $3.3 million (or 47%) decrease in 2007 from 2006 was primarily due to lower transaction volumes of sales for royalty bearing products. The $2.5 million (or 56%) increase in 2006 over 2005 was primarily due to a $1.6 million write-off of licensed technology and higher transaction volumes for sales of royalty bearing products. We expect cost of license revenues in 2008 as a percentage of license revenues to be consistent with 2007 levels.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists mainly of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of developing course curriculum and providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues was $69.2 million (or 32% of service revenues) in 2007, $58.4 million (or 33% of service revenues) in 2006, and $46.8 million (or 32% of service revenues) in 2005. The $10.8 million (or 18%) increase in 2007 from 2006 was primarily due to headcount growth in customer support, professional services, and education service groups, which grew from 318 in 2006 to 351 in 2007. The $11.6 million (or 25%) increase in 2006 from 2005 was primarily due to headcount growth in customer support, professional services, and education service groups which grew from 272 in 2005 to 318 in 2006. For 2008, we expect the cost of service revenues, in absolute dollars, to increase from the 2007 levels due in large part to headcount increases associated with increased service revenues. As a percentage of service revenues, we expect the cost of service revenues in 2008 to remain relatively consistent with 2007 levels.

Amortization of Acquired Technology

Amortization of acquired technology is the amortization of technologies acquired through business combinations. Amortization of acquired technology totaled $2.8 million, $2.1 million, and $0.9 million in 2007, 2006, and 2005, respectively.

The $0.7 million or 33% increase in 2007 from 2006 was primarily due to certain developed technology that we acquired in December 2006 in connection with the Itemfield acquisition. The $1.2 million or 133% increase in 2006 from 2005 was primarily due to certain developed technology that we acquired in January 2006 in connection with the Similarity acquisition. For 2008, we expect amortization of acquired technology to be approximately $2.5 million including the amortization resulting from the Similarity and Itemfield acquisitions. We may incur additional amortization expense beyond these expected future levels if we make additional acquisitions.

Operating Expenses

Research and Development

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

Research and development	$69,908	$54,997	$42,585	27%	29%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $69.9 million (or 18% of total revenues), $55.0 million (or 17% of total revenues), and $42.6 million (or 16% of total revenues) for the years ended December 31, 2007, 2006 and 2005, respectively. The $14.9 million (or 27%) increase in 2007 from 2006 was primarily due to an $11.4 million increase in personnel-related cost including travel-related and equipment-related expense, as a result of headcount increasing from 330 in 2006 to 375 in 2007. Also contributing to this increase was a $1.2 million increase in consulting and temporary outside services. The $12.4 million (or 29%) increase in 2006 from 2005 was primarily due to a $4.0 million increase in personnel-related cost including travel-related and equipment-related expense, as a result of headcount increasing from 259 in 2005 to 330 in 2006. Most of the headcount increase was related to the acquisitions of Similarity and Itemfield. Also contributing to this increase was an increase of $3.6 million in legal expenses related to the Business Objects lawsuit, a $2.6 million increase in stock-based compensation, and a $1.4 million increase in consulting services. To date, all software and development costs have been expensed because they were incurred prior to the establishment of technological feasibility. As a percentage of total revenues, we expect the research and development expenses in 2008 remain relatively consistent or decrease slightly compared with 2007 levels.

Sales and Marketing

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

Sales and marketing	$158,298	$138,851	$118,770	14%	17%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $158.3 million (or 41% of total revenues), $138.9 million (or 43% of total revenues), and $118.8 million (or 44% of total revenues) for the years ended December 31, 2007, 2006, and 2005, respectively. The $19.4 million (or 14%) increase from 2006 to 2007 was primarily due to headcount growth from 431 in 2006 to 483 in 2007, and increased commission expenses related to increased sales volume. Personnel-related costs in 2007 increased by $16.5 million over 2006. The $20.1 million (or 17%) increase from 2005 to 2006 was primarily due to headcount growth from 362 in 2005 to 431 in 2006. In 2006, personnel-related costs, including salaries and wages, travel-related and equipment-related expenses, and telecommunication expenses increased by $11.9 million, stock-based compensation increased by $4.7 million, marketing program related spending increased by $1.9 million, facilities expense increased by $0.6 million with the opening of new offices, and the costs for outside services increased by $0.7 million. For 2008, we expect the sales and marketing expenses, as a percentage of total revenues, to remain relatively consistent with or decrease slightly from 2007 levels. We also expect the percentage of total revenues represented by sales and marketing expenses to fluctuate from period to period due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

General and administrative	$35,531	$28,187	$20,583	26%	37%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses were $35.5 million (or 9% of total revenues), $28.2 million (or 9% of total revenues) and $20.6 million (or 8% of total revenues) for the years ended December 31, 2007, 2006, and 2005, respectively. General and administrative expenses increased by $7.3 million (or 26%) in 2007 from 2006. The $7.3 million increase over 2006 was driven by an increase in personnel-related costs of $4.0 million and a $2.5 million increase in outside services. The increase in personnel-related costs of $4.0 million was primarily due to headcount growth from 142 in 2006 to 156 in 2007. General and administrative expenses increased by $7.6 million or 37% in 2006 from 2005. The most significant factor driving this increase was stock-based compensation, which increased by $4.7 million over 2005. Personnel-related costs, including salaries and wages, travel-related and equipment-related expenses, and telecommunication expenses increased by $2.0 million due to headcount increases from 117 in 2005 to 142 in 2006. Outside services, which consists of legal, accounting, and tax services, increased by $1.0 million in 2006 over 2005. The increase in personnel-related costs and outside services continues to be driven by compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). For 2008, we expect general and administrative expenses as a percentage of total revenues to remain relatively consistent with, or decrease slightly from, 2007 levels.

Purchased In-Process Research and Development (IPR&D)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Purchased in-process research and development	$—	$1,340	$—

In 2006, in conjunction with our acquisition of Similarity, we recorded IPR&D charges of $1.3 million. The IPR&D charges were associated with software development efforts in process at the time of the acquisition that had not yet achieved technological feasibility, and no future alternative uses had been identified. We did not incur any IPR&D charges in relation to the Itemfield acquisition.

We may further incur IPR&D expense in the future to the extent we make additional acquisitions.

Facilities Restructuring Charges

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

Facilities restructuring charges	$3,014	$3,212	$3,683	(6)%	(13)%

In 2007, we recorded $3.0 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $3.9 million of accretion charges, offset by an adjustment of $1.0 million due to changes in our assumed sublease income. See Note 7. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

In 2006, we recorded $3.2 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $4.3 million of accretion charges, offset by an adjustment to reflect a $1.3 million increase in our assumed sublease income.

As of December 31, 2007, $74.2 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $10.8 million in 2007, $9.7 million in 2006, and $13.9 million in 2005. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2007, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

2001 Restructuring Plan. Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.6 million in 2007, $4.0 million in 2006, and $4.4 million in 2005. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2007 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

Our results of operations has been positively affected since 2004 by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. These combined savings were approximately $10 to $11 million annually compared to 2004, after accretion charges, and we anticipate that they will continue in 2008 and 2009.

In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs. We will also evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 7. Facilities Restructuring Charges, of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

Interest Income and Other, Net

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

Interest income	$21,820	$18,188	$7,256	20%	151%
Interest expense	(7,196)	(5,782)	—	24%	* %
Other income (expense), net	613	(583)	(712)	(205)%	(18)%

	$15,237	$11,823	$6,544	29%	81%

*	Percentage is not meaningful.

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash balances, as well as foreign exchange transaction gains and losses and, to a lesser degree, interest expenses. Interest income and other, net was $15.2 million, $11.8 million, and $6.5 million in 2007, 2006, and 2005, respectively. The increase of $3.4 million (or 29%) in 2007 from 2006 was primarily due to an increase in cash balances resulting from an increase in cash flows from operating activities, increase in investment yields from interest bearing instruments, and increase in foreign exchange gains partially offset by the interest expense related to the convertible senior notes issued in March 2006. The increase of $5.3 million (or 81%) in 2006 from 2005 was primarily due to increase in cash balances resulting from increased cash flows from operating activities as well as an increase in investment yields from interest bearing instruments and increases in our average cash, cash equivalent, and short-term investment balances from the proceeds of the Notes, partially offset by the related interest expense, compared to 2005. Federal Reserve has recently cut the key interest rates that will have a negative impact in our interest income during the future periods. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

In 2003, the Company made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. Informatica evaluated this investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2007, this privately held company was acquired, and as a result of this acquisition, Informatica received $883,700 cash proceeds for its share in the equity of the company. Informatica has recorded this amount as other income for the year ended December 31, 2007.

Income Tax Provision

				Percentage Change
				2006	2005
	Years Ended December 31,			to	to
	2007	2006	2005	2007	2006
	(In thousands, except percentages)

Income tax provision	$8,024	$5,477	$2,174	47%	152%
Effective tax rate	12.8%	13.1%	6.0%	(0.3)%	7.1%

Our effective tax rates were 12.8%, 13.1% and 6.0% in 2007, 2006, and 2005, respectively. The effective tax rate for 2007 differed from the federal statutory rate of 35% primarily due to non-deductible amortization of deferred share-based payments, as well as the accrual of reserves pursuant to FIN 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement 109, offset by a decrease in our valuation allowance for deferred tax assets and foreign earnings taxed at different rates.

For 2006, the effective tax rate differed from the federal statutory rate of 35% primarily due to foreign withholding and income taxes, and non-deductible amortization of deferred share-based payments and intangibles, offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, as well as provision to return adjustments recorded as discrete items.

The effective tax rate for 2005 differed from the federal statutory rate of 35% primarily due to foreign withholding and income taxes, federal and state minimum taxes, and non-deductible amortization of deferred stock-based compensation and intangibles, offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, the benefits from a reversal of previously accrued tax reserve recorded as a discrete item in the third quarter, as well as provision to return adjustments recorded as discrete items.

On a going forward basis, we expect our effective tax rate to be closer to the statutory rate of 35% less the benefit attributable to foreign income taxed at lower rates and tax credits generated during the year.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of December 31, 2007, we had $484.9 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases and $0.1 million restricted cash under the terms of our Australia lease. In January 2006, pursuant to a purchase agreement, Similarity stockholders received approximately $48.3 million in cash and approximately 122,000 shares of Informatica common stock (which were fully vested but subject to escrow) valued on the date of close at approximately $1.6 million. In addition, the options of Similarity option holders were assumed by Informatica and converted into options to purchase approximately 392,000 shares of Informatica common stock valued on the date of close at approximately $5 million. In December 2006, pursuant to a merger agreement, Itemfield stockholders, non-employee option holders, and certain employees are entitled to receive approximately $52.1 million in cash (subject to our escrow agreement for $4.0 million) and the outstanding options held by Itemfield employees were converted into approximately 158,000 shares of Informatica stock options with a fair value of $1.9 million, of which the Company paid $49.8 million in December 2006.

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

Operating Activities: Cash provided by operating activities in 2007 was $82.0 million, representing an increase of $15.1 million from 2006. This increase resulted primarily from an increase in net income, after adjusting for non-cash expenses and increases in deferred revenue, accrued compensation and related expenses, and income taxes payable, offset by an increase in accounts receivable, prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 65 days at December 31, 2006 to 58 days at December 31, 2007 due to improvements in our collection program. Deferred revenues increased primarily due to increased customer support contracts and a significant license contract that will be recognized over the next 12 quarters.

Cash provided by operating activities in 2006 was $66.9 million, representing an increase of $29.0 million from 2005. This increase resulted primarily from an increase in net income, after adjusting for non-cash expenses and increases in deferred revenue, accrued compensation and related expenses, and income taxes payable, offset by an increase in accounts receivable, prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our days sales outstanding in accounts receivable (“days outstanding”) increased from 58 days at December 31, 2005 to 65 days at December 31, 2006 due to higher sales toward the end of 2006. Deferred revenues increased primarily due to increased customer support contracts and assumed deferred revenue in connection with the acquisition of Itemfield in December 2006.

Cash provided by operating activities in 2005 was $37.9 million, representing an increase of $15.4 million from 2004. This increase resulted primarily from an increase in net income, after adjusting for non-cash expenses and increases in deferred revenue, accrued compensation and related expenses, and income taxes payable, offset by an increase in accounts receivable and prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our days sales outstanding in accounts receivable decreased from 64 days at December 31, 2004 to 58 days at December 31, 2005. Deferred revenues increased primarily due to increased customer support contracts and an increase in deferred license revenues. Days outstanding at December 31, 2005 were primarily impacted by improvements to our collection program.

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

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities in 2007 was $4.2 million due to the issuance of common stock to option holders and to participants of our ESPP program for $27.7 million, and $5.5 million of excess tax benefits from share-based payments, which were partially offset by a $28.9 million repurchase and retirement of common stock. Net cash provided by financing activities in 2006 was $169.1 million including issuance of convertible debt for $230 million and issuance of common stock to option holders and participants of ESPP for $23.8 million which were partially offset by a $78.5 million repurchase and retirement of common stock and a $6.2 million payment of debt issuance costs. Net cash used in financing activities in 2005 was $5 million due to the repurchases and retirement of common stock for $26.5 million, offset by a $21.5 million issuance of common stock to option holders and participants of ESPP. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and general market conditions.

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

The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These purchases were made from time to time in the open market, and they were funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. Under this program, we repurchased 1,869,000 of our common stock for $27.6 million for the nine months ended December 31, 2007. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 5 of this Report for more information regarding the stock repurchase plan. We may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

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

Contractual Obligations and Operating Leases

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
			2009	2011	2013
			and	and	and
	Total	2008	2010	2012	Beyond

Operating lease obligations:
Operating lease payments	$120,131	$23,552	$46,681	$37,962	$11,936
Future sublease income	(10,848)	(2,752)	(2,029)	(4,722)	(1,345)

Net operating lease obligations	109,283	20,800	44,652	33,240	10,591
Debt obligations:
Principal payments*	230,000	—	—	—	230,000
Interest payments	127,650	6,900	13,800	13,800	93,150
Other obligations**	600	600	—	—	—

	$467,533	$28,300	$58,452	$47,040	$333,741

*	Holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. We have the right to redeem some or all of the Notes after March 15, 2011.

**	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

Our contractual obligations for 2008 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $3.7 million, $4.0 million, and $4.2 million for the years ending December 31, 2008, 2009, and 2010, respectively.

The information also excludes the $7.1 million of unrecognized tax benefits discussed in Note 13. Income Taxes, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report because it is not possible to estimate the time period that it might be paid to tax authorities.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, 2002, and 2001, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas. Operating lease payments in the table above include approximately $91.9 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges and Note 9. Commitments and Contingencies, of Notes to the Consolidated Financial Statements in Item 8 of this Report.

Of these future minimum lease payments, we have $74.2 million recorded in the restructuring and excess facilities accrual at December 31, 2007. This accrual, in addition to minimum lease payments of $91.9 million, includes estimated operating expenses of $16.4 million, is net of estimated sublease income of $22.7 million, and is net of the present value impact of $11.4 million recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

Letters of Credit

A financial institution has issued a $12.0 million letter of credit, which requires us to maintain certificates of deposit as collateral until the leases expire in 2013. This letter of credit is for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California. In May 2007, another financial institution issued a $0.1 million letter of credit for our Australia lease. These certificates of deposit are classified as long-term restricted cash on our consolidated balance sheet. The letters of credit of $12.0 million and $0.1 million currently bear interest of 3.6% and 6.6%, respectively. There are no financial covenant requirements under our letters of credit.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, or transactions, arrangements or relationships with “special purpose entities.”

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure to offset the effects of changes in foreign exchange rates. As of December 31, 2007, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities, corporate bonds, commercial paper and municipal securities. All investments are carried at market value, which approximates cost. See Note 4. Cash, Cash Equivalents and Short-Term Investments, of Notes to the Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2007 and 2006 (dollars in thousands):

	Years Ended
	December 31,
	2007	2006

Cash and short-term investments	$381,921	$351,373
Average rate of return	5.1%	4.9%

Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2007, we had net unrealized gains of $0.5 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2007, the fair market value of the portfolio would change by approximately $1.4 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we expect our average rate of return to drop by approximately 100 to 200 basis points during 2008.

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

The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

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

Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2007, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Informatica’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica’s internal control over financial reporting. Its report appears immediately after this report.

/s/  SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer
February 27, 2008

/s/  EARL FRY
Earl Fry
Chief Financial Officer
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited Informatica Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Informatica Corporation and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Informatica Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 27, 2008

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$203,661	$120,491
Short-term investments	281,197	280,149
Accounts receivable, net of allowances of $1,299 in 2007 and $1,666 in 2006	72,643	65,407
Deferred tax assets	18,294	—
Prepaid expenses and other current assets	14,693	10,424

Total current assets	590,488	476,471
Restricted cash	12,122	12,016
Property and equipment, net	10,124	14,368
Goodwill	166,916	170,683
Other intangible assets, net	12,399	16,634
Long-term deferred tax assets	462	—
Other assets	6,133	6,593

Total assets	$798,644	$696,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,109	$3,641
Accrued liabilities	25,381	26,505
Accrued compensation and related expenses	33,053	25,793
Income taxes payable	248	5,236
Accrued facilities restructuring charges	18,007	18,758
Deferred revenues	99,415	85,364

Total current liabilities	180,213	165,297
Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	56,235	65,052
Long-term deferred revenues	13,686	7,035
Long-term deferred tax liabilities	—	2,218
Long-term income taxes payable	5,968	—

Total liabilities	486,102	469,602

Commitment and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 87,475 shares and 85,933 shares issued and outstanding at December 31, 2007 and 2006, respectively	87	86
Additional paid-in capital	377,277	350,359
Accumulated other comprehensive income	5,640	1,796
Accumulated deficit	(70,462)	(125,078)

Total stockholders’ equity	312,542	227,163

Total liabilities and stockholders’ equity	$798,644	$696,765

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Revenues:
License	$175,318	$146,092	$120,182
Service	215,938	178,506	147,249

Total revenues	391,256	324,598	267,431
Cost of revenues:
License	3,693	6,978	4,465
Service	69,174	58,402	46,801
Amortization of acquired technology	2,794	2,118	922

Total cost of revenues	75,661	67,498	52,188

Gross profit	315,595	257,100	215,243
Operating expenses:
Research and development	69,908	54,997	42,585
Sales and marketing	158,298	138,851	118,770
General and administrative	35,531	28,187	20,583
Amortization of intangible assets	1,441	653	188
Facilities restructuring charges	3,014	3,212	3,683
Purchased in-process research and development	—	1,340	—

Total operating expenses	268,192	227,240	185,809

Income from operations	47,403	29,860	29,434
Interest income	21,820	18,188	7,256
Interest expense	(7,196)	(5,782)	—
Other income (expense), net	613	(583)	(712)

Income before income taxes	62,640	41,683	35,978
Income tax provision	8,024	5,477	2,174

Net income	$54,616	$36,206	$33,804

Basic net income per common share	$0.63	$0.42	$0.39

Diluted net income per common share	$0.57	$0.39	$0.37

Shares used in computing basic net income per common share	87,164	86,420	87,242

Shares used in computing diluted net income per common share	103,252	92,942	92,083

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

Balances, December 31, 2004	86,771	$87	$389,948	$(1,000)	$1,775	$(195,088)	$195,722
Components of comprehensive income:
Net income	—	—	—	—	—	33,804	33,804
Foreign currency translation adjustment	—	—	—	—	(2,257)	—	(2,257)
Unrealized loss on investments	—	—	—	—	(57)	—	(57)

Comprehensive income							31,490
Common stock options exercised	2,504	2	16,736	—	—	—	16,738
Common stock issued under employee stock purchase plan	909	1	4,764	—	—	—	4,765
Repurchase and retirement of common stock	(2,843)	(3)	(26,705)	—	—	—	(26,708)
Deferred stock-based compensation adjustments and other	—	—	(90)	90	—	—	—
Amortization of stock-based compensation	—	—	—	723	—	—	723

Balances, December 31, 2005	87,341	87	384,653	(187)	(539)	(161,284)	222,730
Components of comprehensive income:
Net income	—	—	—	—	—	36,206	36,206
Foreign currency translation adjustment	—	—	—	—	1,776	—	1,776
Unrealized gain on investments	—	—	—	—	559	—	559

Comprehensive income							38,541
Common stock options exercised	2,709	3	17,019	—	—	—	17,022
Common stock issued under employee stock purchase plan	1,126	1	6,814	—	—	—	6,815
Issuance of common stock and assumption of stock options in conjunction with acquisitions	122	—	6,458	—	—	—	6,458
Share-based payments	—	—	14,138	—	—	—	14,138
Repurchase and retirement of common stock	(5,365)	(5)	(78,536)	—	—	—	(78,541)
Deferred stock-based compensation adjustments and other	—	—	(187)	187	—	—	—

Balances, December 31, 2006	85,933	86	350,359	—	1,796	(125,078)	227,163
Components of comprehensive income:
Net income	—	—	—	—	—	54,616	54,616
Foreign currency translation adjustment		—	—	—	3,480		3,480
Unrealized gain on investments		—	—	—	364		364

Comprehensive income							58,460
Common stock options exercised	2,782	3	20,239	—	—	—	20,242
Common stock issued under employee stock purchase plan	734	1	7,457	—	—	—	7,458
Share-based payments	—	—	15,947	—	—	—	15,947
Tax benefit of share-based payments			12,215				12,215
Repurchase and retirement of common stock	(1,974)	(3)	(28,940)	—	—	—	(28,943)

Balances, December 31, 2007	87,475	$87	$377,277	$—	$5,640	$(70,462)	$312,542

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$54,616	$36,206	$33,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,507	10,104	9,198
Share-based payments	15,971	14,138	723
Deferred income taxes	(20,974)	2,218	—
Tax benefits from stock option plans	12,215	—	—
Excess tax benefits from share-based payments	(5,492)	—	—
Amortization of intangible assets and acquired technology	4,235	3,605	1,144
Impairment of property and equipment	—	2,668	—
Allowance (recovery) for doubtful accounts and sales returns allowances	215	(32)	350
Purchased in-process research and development	—	1,340	—
Non-cash facilities restructuring charges	3,014	3,212	3,683
Changes in operating assets and liabilities:
Accounts receivable	(6,982)	(11,434)	(8,348)
Prepaid expenses and other assets	(1,974)	(172)	(3,596)
Accounts payable and accrued liabilities	(180)	997	(2,571)
Accrued compensation and related expenses	7,260	4,328	4,769
Income taxes payable	1,291	399	1,606
Accrued facilities restructuring charges	(12,419)	(13,772)	(18,299)
Deferred revenues	20,702	13,098	15,472

Net cash provided by operating activities	82,005	66,903	37,935

Investing activities:
Purchases of property and equipment	(5,926)	(3,767)	(9,913)
Purchases of investments	(462,566)	(462,367)	(227,132)
Maturities of investments	392,578	249,624	104,586
Sales of investments	69,537	118,802	89,000
Business acquisitions, net of cash acquired	—	(95,763)	—

Net cash used in investing activities	(6,377)	(193,471)	(43,459)

Financing activities:
Net proceeds from issuance of common stock	27,700	23,837	21,503
Repurchases and retirement of common stock	(28,943)	(78,541)	(26,500)
Excess tax benefits from share-based payments	5,492	—	—
Issuance of convertible senior notes	—	230,000	—
Payment of issuance costs on convertible senior notes	—	(6,242)	—

Net cash provided by financing activities	4,249	169,054	(4,997)

Effect of foreign exchange rate changes on cash and cash equivalents	3,293	1,460	(1,875)

Net increase in cash and cash equivalents	83,170	43,946	(12,396)
Cash and cash equivalents at beginning of the year	120,491	76,545	88,941

Cash and cash equivalents at end of the year	$203,661	$120,491	$76,545

Supplemental disclosures:
Interest paid	$6,900	$3,488	$122

Income taxes paid	$11,945	$2,905	$1,014

Supplemental disclosures of non-cash investing and financing activities:
Deferred stock-based compensation related to options granted and other	$—	$—	$90

Common stock issued for acquisitions	$—	$1,583	$—

Unrealized gain (loss) on investments	$364	$559	$(57)

See accompanying notes to consolidated financial statements

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Informatica Corporation (“Informatica,” or “the Company”) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is a leading provider of enterprise data integration software and services that enable organizations to gain greater business value by integrating all their information assets. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives, including data warehousing, data migration, data consolidation, data synchronization, and the establishment of data hubs and integration competency centers.

2.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made within the liabilities section of the December 31, 2006 consolidated balance sheet and statement of cash flows to conform to the current year presentation.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the (“GAAP”) in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company charges off the adjustment in general and administrative expense. At December 31, 2007 and 2006, the Company’s allowance for doubtful accounts was $1.3 million and $1.7 million, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Investments are comprised of marketable securities, which consist primarily of commercial paper, U.S. government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and managed by four major financial institutions. The Company’s marketable securities are classified as available- for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available-for-sale marketable securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2007, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. Costs capitalized relating to software developed to meet internal requirements were $21,000 and $516,000 for the years ended December 31, 2007 and 2006, respectively, and are included in property and equipment.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company has completed the annual impairment tests as of October 31 of each year, which did not result in any impairment charges.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has recorded impairment of certain assets in 2006. See Note 5. Property and Equipment, Note 6. Goodwill and Intangible Assets, and Note 7. Facilities Restructuring Charges.

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

Revenue Recognition

The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with AICPA SOP 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) SAB 104, Revenue Recognition, and other authoritative accounting literature.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement. The Company recognizes revenues net of applicable sales taxes, financing charges absorbed by Informatica, and amounts retained by our resellers and distributors, if any.

The Company’s software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for undelivered elements, all revenue is deferred and recognized when delivery occurs or VSOE is established. Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.

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

Deferred revenue includes deferred license, maintenance, consulting, and education services revenue. For customers not deemed credit-worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expense was negligible for the year ended December 31, 2007. Advertising expense was $2.0 million and $0.9 million for the years ended December 31, 2006 and 2005, respectively.

Net Income per Common Share

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005

Net income	$54,616	$36,206	$33,804
Effect of convertible senior notes, net of related tax effects	4,399	—	—

Net income adjusted	$59,015	$36,206	$33,804

Weighted-average shares outstanding	87,164	86,420	87,266
Weighted-average unvested common shares subject to repurchase	—	—	(24)

Shares used in computing basic net income per common share	87,164	86,420	87,242
Dilutive effect of employee stock options, net of related tax benefits	4,588	6,522	4,841
Dilutive effect of convertible senior notes	11,500	—	—

Shares used in computing diluted net income per common share	103,252	92,942	92,083

Basic net income per common share	$0.63	$0.42	$0.39

Diluted net income per common share	$0.57	$0.39	$0.37

Diluted net income per common share is calculated according to SFAS 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for year ended December 31, 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $4.4 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. For the year ended December 31, 2006, the effect of the convertible senior notes, equivalent to 9,232,000 common shares, was anti-dilutive.

For the years ended December 31, 2007, 2006, and 2005, options to purchase approximately 4.0 million, 2.7 million, and 1.2 million, respectively, of common stock with exercise price greater than the annual average fair market value of our stock of $14.83, $13.91, and $9.61, respectively, were not included in the calculation because the effect would have been anti-dilutive.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”) to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Payments

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

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company has been using consistently a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and it uses market-based implied volatilities for its ESPP. The volatility rates decreased in 2007 from 2006 and 2005 primarily due to more stable stock prices in recent quarters. The expected life of employee stock options granted is derived from historical exercise patterns of the options while the expected life of ESPP is based on the contractual terms. The expected life of options granted is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The expected life declined in 2007 from 2006 mainly due to a reduction in the contractual term of our grants from a 10 years term to a 7 years term in April 2004, and also higher exercise volume due to higher stock prices in recent quarters. The risk-free interest rate for the expected life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company used historical employee termination rates to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The Company lowered its forfeiture rate from 16% in 2006 to 13% in 2007, primarily due to changes in historical employee turnover rates. As a result of this change, its share-based payments increased approximately $0.5 million for the year ended December 31, 2007. The Company amortizes its share-based payments using a straight-line basis over the vesting term of the options.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s share-based awards was estimated with the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Option grants:
Expected volatility	37-41%	43-52%	57%
Weighted-average volatility	39%	48%	57%
Expected life (in years)	3.3	3.9	3.3
Expected dividends	—	—	—
Risk-free interest rate	4.5%	4.8%	3.9%
ESPP:
Expected volatility	35%	40%	44%
Weighted-average volatility	35%	40%	44%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	1.25	1.25
Risk-free interest rate—ESPP	5.1%	5.1%	3.5%

The allocation of the share-based payments net of income taxes is as follows (in thousands):

	Year Ended December 31,
	2007	2006

Cost of service revenues	$1,670	$1,474
Research and development	3,751	3,094
Sales and marketing	5,796	4,877
General and administrative	4,754	4,693

Total share-based payments	15,971	14,138
Tax benefit of share-based payments	(3,119)	—

Total share-based payments, net of tax benefit	$12,852	$14,138

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plan Activity

A summary of option activity through December 31, 2007 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value

Outstanding at December 31, 2004	17,885	7.47	6.34	$24,064
Granted	3,735	8.99
Exercised	(2,504)	6.68
Forefeited or expired	(2,003)	10.51

Outstanding at December 31, 2005	17,113	7.56	5.63	$78,980
Granted	3,866	12.79
Exercised	(2,709)	6.28
Forefeited or expired	(987)	11.29

Outstanding at December 31, 2006	17,283	$8.72	5.11	$69,835
Granted	4,129	$14.58
Exercised	(2,782)	$7.27
Forefeited or expired	(1,295)	$12.63

Outstanding at December 31, 2007	17,335	$10.05	4.66	$138,392

Exercisable at December 31, 2007	10,991	$8.35	4.06	$106,527

As of December 31, 2007 and 2006, the number of the unvested shared were 6,383,000 and 7,107,000 with an average grant price of $10.05 and $8.72, respectively.

The estimated weighted-average grant date fair value of options granted with exercise prices equal to fair value at the date of grant under stock options plans during 2007, 2006 and 2005 was $4.77, $6.21, and $3.76. No options were granted with exercise prices less than fair value at the date of grant in 2007 and 2005. The Company granted options, related to acquisitions, with exercise prices less than fair value at date of grant in 2006 for the estimated weighted-average fair value of $12.01. The total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 were $21.0 million and $22.3 million, respectively. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2007, 2006, and 2005 were $3.39, $3.81, and $3.27 per share, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2007 and 2006 were $2.4 million and $9.3 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares. As of December 31, 2007 and 2006, there were $21.7 million and $17.4 million, respectively in compensation cost related to unvested awards not yet recognized, which the Company expects to recognize over a weighted-average period of 2.6 years.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options as of December 31, 2007 (number of options in thousands):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise Price	of	Exercise Price
Exercise Prices	Options	(Years)	per Share	Options	per Share

$ 0.54 to $ 4.05	497	3.12	$2.66	479	$2.71
$ 4.51 to $ 5.69	2,653	6.53	$5.68	2,256	$5.68
$ 5.72 to $ 7.48	2,730	3.26	$7.02	2,368	$7.01
$ 7.50 to $ 7.90	3,152	2.87	$7.82	2,781	$7.83
$ 7.91 to $12.64	3,059	4.81	$11.13	1,596	$10.24
$12.65 to $14.95	2,622	5.81	$14.46	680	$14.09
$15.04 to $42.56	2,622	5.34	$16.05	831	$16.08

	17,335	4.66	$10.05	10,991	$8.35

Pro Forma Disclosure for Years Ended December 31, 2005

We accounted for share-based employee compensation under SFAS 123(R)’s fair value method during the year ended December 31, 2006. Prior to January 1, 2006, we accounted for share-based employee compensation under the provisions of APB No. 25. Accordingly, we recorded no share-based compensation expense for stock options or our Employee Stock Purchase Plan for the year ended December 31, 2005. The following table illustrates the effect on our net income and net income per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes valuation model (in thousands, except per share data).

Net income as reported(1)	$33,804
Add: Share-based employee compensation expense included in reported net income as reported, net of related tax effects(2)	723
Deduct: Total share-based employee compensation expense using the fair value method for all awards, net of related tax effects(2) and(3)	(16,010)

Net income, pro forma	$18,517

Basic net income per common share:
As reported(1)	$0.39
Pro forma(4)	$0.21
Diluted net income per common share:
As reported(1)	$0.37
Pro forma(4)	$0.20

(1)	Net income and net income per share as reported for periods prior to 2006 did not include share-based compensation expense for stock options and our Employee Stock Purchase Plan because we did not adopt the recognition provisions of SFAS No. 123.

(2)	Tax effects on share-based compensation have been fully reserved by way of a valuation allowance.

(3)	Share-based compensation expense for periods prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(4)	Net income and net income per share including share-based employee compensation for periods prior to 2006 are based on the pro forma application of SFAS No. 123.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Plans

1999 Stock Incentive Plan

The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of December 31, 2007, the Company had approximately 13,440,000 authorized options available for grant and 16,184,000 options outstanding under the 1999 Incentive Plan.

1999 Non-Employee Director Stock Incentive Plan

The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. As of December 31, 2007, the Company had no additional options available for grant and 820,000 options outstanding under the Directors Plan. The Company intends to grant options to the directors from the 1999 Incentive Plan at the point when all options in the Directors Plan have been granted.

2000 Employee Stock Incentive Plan

In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares has been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vested over a period of 4 years from the date of the grant. As of December 31, 2007, the Company had approximately 781,000 authorized options available for grant and 186,000 options outstanding under the 2000 Incentive Plan.

Assumed Option Plans

In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, and the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of December 31, 2007, the Company had approximately 144,000 options outstanding under the Assumed Plans.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disclosures Pertaining to All Share-Based Payment Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the 12 months ended 2007, 2006, and 2005 were $27.7 million, $23.8 million, and $21.5 million, respectively. The total realized tax benefit attributable to stock options exercised was $7.2 million for the 12 months ended December 31, 2007. The Company was in full valuation allowance for the 12 months ended December 31, 2006 and prior years.

The gross excess tax benefits from share-based payments in the fiscal year ended December 31, 2007 were $5.5 million, as reported on the Consolidated Statements of Cash Flows in financing activities section, which represent a reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in current and prior periods.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the Board decided to issue final Staff Position (“FSP FAS 157-2”) that will (1) partially defer the effective date of SFAS No. 157, for one year for certain nonfinancial assets and nonfinancial liabilities and (2) remove certain leasing transactions from the scope of FAS 157. This FSP will effectively delay the implementation of this pronouncement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company will adopt SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157 will not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157 for its nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an Amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and its adoption is not expected to have an impact on the consolidated financial statements since the Company has not elected to use fair value to measure any of its assets and liabilities.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which addresses the accounting and reporting standards for the business combinations, This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this consensus as required, and is currently evaluating the accounting and disclosure requirements of Statement No. 141 (revised).

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which addresses accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement also amends certain of ARB 51’s consolidation procedures for consistency with requirements of FASB 141 (revised 2007). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $5.0 million, to acquire all of the outstanding common stock, preferred stock and stock options of Similarity. In connection with the acquisition, the Company also incurred transaction costs of approximately $2.3 million.

The results of Similarity’s and Itemfield’s operations have been included in the consolidated financial statements since the acquisition dates. The following unaudited pro forma adjusted summary reflects the Company’s results of operations for the years ended December 31, 2006 and 2005, assuming Similarity and Itemfield had been acquired on January 1, 2005, and includes the acquired in-process research and development charge of $1.3 million for Similarity. The unaudited pro forma adjusted summary for the years ended December 31, 2006 and 2005 combines the historical results for the Company for those years with the historical results for Similarity and Itemfield for those same years. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005

Pro forma adjusted total revenue	$330,385	$277,069
Pro forma adjusted net income	$24,868	$18,520
Pro forma adjusted net income per share—basic	$0.29	$0.21
Pro forma adjusted net income per share—diluted	$0.27	$0.20
Pro forma weighted-average basic shares	86,636	87,458
Pro forma weighted-average diluted shares	93,234	92,375

4.	Cash, Cash Equivalents and Short-Term Investments

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the year ended December 31, 2007 was $53,000. No realized gains were recognized for the years ended December 31, 2006, and 2005. The realized gains are included in other income of the consolidated results of operations for the respective years. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s investments (in thousands):

	December 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$102,939	$—	$—	$102,939

Cash equivalents:
Money market funds	35,240	—	—	35,240
Commercial paper	24,448	1	—	24,449
Federal agency notes and bonds	41,037	—	(4)	41,033

Total cash equivalents	100,725	1	(4)	100,722

Total cash and cash equivalents	203,664	1	(4)	203,661

Short-term investments:
Commercial paper	51,642	7	(4)	51,645
Corporate notes and bonds	51,308	103	(25)	51,386
Federal agency notes and bonds	150,049	371	(12)	150,408
U.S. government notes and bonds	5,494	8	(1)	5,501
Municipal notes and bonds	1,200	7	—	1,207
Auction rate securities	21,050	—	—	21,050

Total short-term investments	280,743	496	(42)	281,197

Total cash, cash equivalents, and short-term investments	$484,407	$497	$(46)	$484,858

The Company sold its investments in auction rate securities at par value subsequent to year end.

	December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$49,267	$—	$—	$49,267

Cash equivalents:
Money market funds	14,448	—	—	14,448
Commercial paper	37,639	—	(8)	37,631
Federal agency notes and bonds	19,138	7	—	19,145

Total cash equivalents	71,225	7	(8)	71,224

Total cash and cash equivalents	120,492	7	(8)	120,491

Short-term investments:
Money market funds	449	—	—	449
Commercial paper	14,575	13	(13)	14,575
Certificates of deposit	750	—	—	750
Corporate notes and bonds	29,984	5	(22)	29,967
Federal agency notes and bonds	169,482	41	(165)	169,358
Auction rate securities	65,050	—	—	65,050

Total short-term investments	280,290	59	(200)	280,149

Total cash, cash equivalents, and short-term
investments	$400,782	$66	$(208)	$400,640

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less Than 12 months		More Than 12 months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Corporate notes and bonds	$15,798	$(25)	$—	$—	$15,798	$(25)
Commercial paper	993	—	—	—	993	—
Federal agency notes and bonds	66,100	(16)	—	—	66,100	(16)
U.S. government notes and bonds	2,010	(1)	—	—	2,010	(1)

	$84,901	$(42)	$—	$—	$84,901	$(42)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarized the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2007 (in thousands):

	Cost	Fair Value

Due within one year	$292,307	$292,466
Due one year to two years	68,111	68,403
Due after two years	21,050	21,050

	$381,468	$381,919

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

The company is maintaining certificate of deposits as collateral for the letters of credits which expire in 2013 in connection with certain lease agreements. These certificates of deposit for $12.1 million are classified as long-term restricted cash on the Company’s consolidated balance sheet.

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Computer and office equipment	$39,262	$34,532
Furniture and fixtures	4,346	3,379
Leasehold improvements	16,343	15,554
Capital work-in-progress	—	331

	59,951	53,796
Less: Accumulated depreciation and amortization	(49,827)	(39,428)

	$10,124	$14,368

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determined that the balance of an application software asset for $1.0 million was impaired during the year ended December 31, 2006. Depreciation and amortization expense was $10.5 million and $10.1 million in 2007 and 2006, respectively.

6.	Goodwill and Intangible Assets

The carrying amounts of the intangible assets as of December 31, 2007 and 2006 are as follows (in thousands):

	2007			2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Developed and core technology	$18,135	$(10,091)	$8,044	$18,135	$(7,297)	$10,838
Customer relationships	4,175	(1,895)	2,280	4,175	(1,057)	3,118
Other:
Trade names	700	(208)	492	700	(8)	692
Covenant not to compete	2,000	(417)	1,583	2,000	(14)	1,986

	$25,010	$(12,611)	$12,399	$25,010	$(8,376)	$16,634

Intangible assets, other than goodwill, are amortized over estimated useful lives of between three and seven years. Of the $4.2 million amortization of intangible assets recorded in 2007, $1.4 million was recorded in operating expenses and $2.8 million was recorded in cost of license revenues. Of the $5.2 million amortization of intangible assets and impairment recorded in 2006, $0.7 million was recorded in operating expenses and $2.4 million was recorded in Cost of license revenues and $2.1 million in Cost of revenues—Amortization of acquired technology. Of the $1.1 million amortization of intangible assets recorded in 2005, $0.2 million was recorded in operating expenses and $0.9 million was recorded in cost of license revenues. In 2005, the Company purchased a source code license with a value of $2.5 million. The balance of this source code license for $1.6 million was determined to be impaired in December 2006 because the Company modified its original plan to use this software in its PowerCenter product. The cost of the impairment is reflected in the cost of license revenues. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenant not to compete are 4 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of December 31, 2007 is expected to be $3.9 million, $3.7 million, $2.0 million, $1.8 million, $0.8 million and $0.2 million, for the years ended December 31, 2008, 2009, 2010, 2011, 2012, and thereafter, respectively.

The changes in the carrying amount of goodwill for 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006

Beginning balance	$170,683	$81,066
Goodwill recorded in acquiring Similarity	—	46,415
Goodwill recorded in acquiring Itemfield	—	43,202
Subsequent goodwill adjustments	(3,767)	—

Ending balance	$166,916	$170,683

In 2007, the Company recorded adjustments of $3.8 million due to purchase price accounting adjustments, primarily due to reversal of the valuation allowance attributable to the net operating loss carry forward and release of a sales tax reserve originating from previous acquisitions.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (2004 Restructuring Plan) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining nine-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $4.4 million in 2008, $2.5 million in 2009, $1.4 million in 2010, $3.8 million in 2011, $4.4 million in 2012, and $2.4 million in 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.8 million.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2007, the Company will recognize approximately $11.4 million of accretion as a restructuring charge over the remaining term of the lease, or approximately six years, as follows: $3.4 million in 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activity of the accrued restructuring charges for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	December 31,
	2006	Charges	Adjustments	Payment	Reclass	2007

2004 Restructuring Plan
Excess lease facilities	$71,678	$3,894	$(183)	$(10,780)	$(163)	$64,446
2001 Restructuring Plan
Excess lease facilities	12,132	—	(697)	(1,639)	—	9,796

	$83,810	$3,894	$(880)	$(12,419)	$(163)	$74,242

In 2007, the Company recorded $3.0 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $3.9 million of accretion charges and a $0.1 million charge for amortization of tenant improvements, offset by an adjustment of $1.0 million due to changes in our assumed sublease income.

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-cash	December 31,
	2005	Charges	Adjustments	Payment	Reclass	2006

2004 Restructuring Plan
Excess lease facilities	$78,129	$4,309	$(854)	$(9,744)	$(162)	$71,678
2001 Restructuring Plan
Excess lease facilities	16,404	—	(244)	(4,028)	—	12,132

	$94,533	$4,309	$(1,098)	$(13,772)	$(162)	$83,810

Net cash payments for 2007, 2006, and 2005 for facilities included in the 2001 Restructuring Plan amounted to $1.6 million, $4.0 million, and $4.4 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2007 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

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

On March 8, 2006, the Company issued and sold convertible senior notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of the Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of approximately 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ National Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011. Future minimum payments related to the Notes in total which represent interest as of December 31, 2007 are as follows: 2008—$6.9 million; 2009—$6.9 million; and 2010—$6.9 million. Future minimum payments related to the Notes as of December 31, 2007 for 2011 and thereafter is $337 million, consisting of interest for $107 million and principal for $230 million.

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $0.3 million each for the years ended December 31, 2007 and 2006, respectively. Interest expense on the Notes was $6.9 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively. Interest payments of $6.9 million and $3.5 million were made in 2007 and 2006, respectively.

The estimated fair value of the Company’s Convertible Senior Notes as of December 31, 2007, based on the closing price as of December 26, 2007 (the last trading day of 2007) at the Over-the-Counter market, was $258 million.

9.	Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $3.7 million, $4.0 million, and $4.2 million for the years ending December 31, 2008, 2009, and 2010, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rent expense for 2007, 2006, and 2005 was $7.2 million, $5.8 million, and $5.1 million, respectively. Operating lease payments in the table below include approximately $91.9 million for operating lease commitments for facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, above, for a further discussion.

Future minimum lease payments as of December 31, 2007 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating	Sublease
	Leases	Income	Net

2008	$23,552	$2,752	$20,800
2009	23,390	1,622	21,768
2010	23,291	407	22,884
2011	18,791	2,094	16,697
2012	19,171	2,628	16,543
Thereafter	11,936	1,345	10,591

	$120,131	$10,848	$109,283

Of these future minimum lease payments, the Company has accrued $74.2 million in the facilities restructuring accrual at December 31, 2007. This accrual, in addition to minimum lease payments of $91.9 million, includes estimated operating expenses of $16.4 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $22.7 million and a present value discount of $11.4 million recorded in accordance with SFAS No. 146.

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2007 and 2006. To date, the Company’s product warranty expense has not been significant.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2007. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2007 and 2006, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2007.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Plan

In 2004, our Board of Directors authorized a stock repurchase program for up to 5 million shares of our common stock. In 2005, the Board approved an extension of this program to December 31, 2005. These purchases could be made from time to time in the open market, and they were funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. Under this program, we repurchased 1,869,000 of our common stocks for $27.6 million for the nine months ended December 31, 2007. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Item 5 of this Report for more information regarding the stock repurchase plan. We may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

11.	Comprehensive Income

Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax.

For the years ended December 31, 2007, 2006, and 2005, the components of comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net income, as reported	$54,616	$36,206	$33,804
Other comprehensive income (loss):
Unrealized gain (loss) on investments*	364	559	(57)
Cumulative translation adjustment*	3,480	1,776	(2,257)

Comprehensive income	$58,460	$38,541	$31,490

*	The tax effects on unrealized gain on investments were $233,000 for the year ended December 31, 2007, and negligible for both years ended December 31, 2006, and 2005. The tax effects on cumulative translation adjustments for the years ended December 31, 2007, 2006 and 2005 were negligible.

	December 31,
	2007	2006

Unrealized gain (loss) on available-for-sale investments	$221	$(143)
Cumulative translation adjustment	5,419	1,939

	$5,640	$1,796

12.	Employee 401(K) Plan

The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $2,000 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $1.3 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. In addition,

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

13.	Income Taxes

The federal, state, and foreign income tax provisions for the years ended December 31, 2007, 2006, and 2005 are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current tax provision:
Federal	$20,825	$(177)	$350
State	3,679	1,100	450
Foreign	2,688	3,561	1,374

Total current tax provision	27,192	4,484	2,174

Deferred tax provision:
Federal	(12,958)	853	—
State	(6,210)	140	—

Total deferred tax provision	(19,168)	993	—

Total provision for income taxes	$8,024	$5,477	$2,174

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Domestic	$39,066	$52,571	$42,343
Foreign	23,574	(10,888)	(6,365)

	$62,640	$41,683	$35,978

A reconciliation of the provision (benefit) computed at the statutory federal income tax rate to the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Income tax provision computed at federal statutory tax rate	$21,924	$14,589	$12,592
Federal alternative minimum tax	—	—	1,062
State taxes, net of federal benefit	1,497	715	293
Foreign earnings taxed at different rates	(4,815)	9,633	4,385
Share-based compensation	1,562	1,646	642
Return to provision true-up	1,615	(603)	(229)
Other	589	—	(325)
Valuation allowance	(14,348)	(20,503)	(16,246)

Total provision for income taxes	$8,024	$5,477	$2,174

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$4,082	$7,873
Tax credit carryforwards	5,378	12,790
Deferred revenue	8,133	5,648
Reserves and accrued costs not currently deductible	2,277	2,960
Depreciable assets	16,442	15,986
Accrued restructuring costs	29,051	32,949
Amortization of intangibles	1,746	3,227
Capitalized research and development	463	1,911
Share-based compensation	3,849	3,654
Other	155	214
Valuation allowance	(47,142)	(82,626)

Total deferred tax assets	24,434	4,586

Deferred tax liabilities:
Non-deductible intangible assets	(4,453)	(5,579)
Foreign earnings	(1,225)	(1,225)

Total deferred tax liabilities	(5,678)	(6,804)

Net deferred tax assets (liabilities)	$18,756	$(2,218)

SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on a number of factors, which included the Company’s historical operating performance and the reported cumulative net losses in prior years, the Company provided a full valuation allowance against its net deferred tax assets as of December 31, 2006. During 2007, as a result of analysis of all available evidence, including cumulative profits over the last three years and a projection of future taxable income, it was considered more likely than not that non stock option related deferred tax assets would be realized. Therefore, the Company released the valuation allowance previously held against its deferred tax assets, resulting in a $14.3 million benefit recorded in the Consolidated Statement of Operations and a $2.3 million benefit recorded to goodwill. Additionally, in the quarter ended September 30, 2007, the Company completed an analysis of its inter-company transfer pricing retroactive to 2001 and based on this self-initiated review, the Company reallocated a portion of the consolidated pre-tax income from its foreign operations to domestic operations, and utilized an additional $10.4 million of deferred tax assets previously reserved.

As of December 31, 2007, approximately $47.1 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized. The valuation allowance decreased by $35.5 million in 2007 compared to 2006, $9.0 million in 2006 compared to 2005, and by $11.6 million for 2005 compared to 2004, primarily due to a reduction of deferred tax assets to the extent of tax attributes utilized.

As of December 31, 2007, the Company has federal net operating loss carryforwards of approximately $11.6 million, and federal research and development tax credit carryforwards of approximately $0.7 million. The net operating loss and tax credit carryforwards will expire at various times beginning in 2011, if not utilized. As of December 31, 2007, the Company has state research and development tax credit carryforwards of approximately $6.9 million. The credit can be carried forward indefinitely. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unremitted earnings of our foreign subsidiaries included in retained earnings in our consolidated balance sheet aggregated to approximately $22.3 million at December 31, 2007. These earnings, which reflect full provisions for foreign income taxes, are indefinitely invested in foreign operations. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes. Determination of the potential amount of unrecognized deferred U.S. income tax liability related to such reinvested income is not practical because of the numerous assumptions associated with this hypothetical calculation.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), effective January 1, 2007. FIN 48 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of adopting FIN 48, if any, is required to be recorded in retained earnings and other accounts as applicable. No material cumulative adjustment to retained earnings was required upon the adoption of FIN 48. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$6,145
Additions for tax positions of prior years	965
Reductions for tax positions of prior years	(1,543)
Additions based on tax positions related to the current year	1,519
Reduction due to lapse of statute of limitations	—
Reduction due to settlements	—

Balance at December 31, 2007	$7,086

The unrecognized tax benefits, if recognized, would impact the effective tax rates by $5.2 million and $7.1 million at January 1, 2007 and December 31, 2007, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at December 31, 2007 and 2006 were $302,000 and $177,000, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for fiscal year 2005 and 2006. The Company has also been contacted by the states of California and Texas to schedule audits for the tax years 2004 through 2006. Due to net operating loss carry-forwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. Although the outcome of any tax audit is uncertain, we believe we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision will be recorded.

14.	Litigation

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing,” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” On July 17, 2002, the Company filed an amended complaint alleging that Acta products also infringe on one additional patent: U.S. Patent No. 6,044,374, entitled “Object References for Sharing Metadata in Data Marts.” In the suit, the Company is seeking an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products. On September 5, 2002, BODI answered the complaint and filed counterclaims against us seeking a declaration that each patent asserted is not infringed and is invalid and unenforceable. BODI has not made any claims for monetary relief against the Company and has not filed any counterclaims alleging that we have infringed any of BODI’s patents. On October 11, 2006, in response to the parties’ cross-motions for summary judgment, the Court ruled that U.S. Patent No. 6,044,374 was not infringed as a matter of law. However, the Court found that there remained triable issues of fact as to infringement and validity of the three remaining patents. On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent. The Company has asserted that BODI’s infringement of the Company patents was willful and deliberate.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of United States patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and Informatica accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded Informatica an additional amount of $1.7 million for prejudgment interest. On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, Informatica filed its Notice of Cross Appeal. It is expected that the parties will file appeal briefs, including responses and replies, during the period from March 2008 through July 2008.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement and on October 10, 2007, the Company filed an answer to the complaint. It is our current assessment that the Company’s products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. The Company intends to vigorously defend itself.

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

Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2007, 2006, and 2005 were $0.8 million, $0.7 million, and $0.3 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

16.	Significant Customer Information and Segment Information

The Company operates solely in one segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2007, 2006, and 2005. At December 31, 2007, one customer accounted for more than 10% of the accounts receivable balance, compared to no customers at December 31, 2006. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 32%, 30%, and 31% of total revenue in 2007, 2006, and 2005, respectively.

The following tables represent geographic information (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues:
North America	$264,167	$226,731	$185,118
Europe	101,933	80,117	73,398
Other	25,156	17,750	8,915

	$391,256	$324,598	$267,431

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006

Long-lived assets (excluding assets not allocated):
North America	$19,247	$27,995
Europe	1,769	1,984
Other	1,507	1,023

	$22,523	$31,002

The Company’s revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

License	$175,318	$146,092	$120,182
Maintenance	151,246	124,955	103,573
Consulting and education	64,692	53,551	43,676

	$391,256	$324,598	$267,431

17.	Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Total revenues	$113,877	$96,003	$94,262	$87,114
Gross profit	93,337	77,338	75,647	69,273
Facilities restructuring charges	(64)	1,003	1,026	1,049
Income from operations	19,978	11,344	9,073	7,008
Net income	20,620	14,446	10,456	9,094
Net income per common share:
Basic	$0.24	$0.17	$0.12	$0.11
Diluted	$0.21	$0.15	$0.11	$0.10
Shares used in computing basic net income
per common share:
Basic	87,465	87,428	87,293	86,448
Diluted	103,452	103,151	103,206	102,638

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
	(In thousands, except per share data)

Total revenues	$91,801	$78,930	$80,810	$73,057
Gross profit	72,008	63,321	63,874	57,897
Facilities restructuring charges	(174)	1,108	1,129	1,149
Income from operations	12,382	7,403	6,021	4,054
Net income	13,925	9,384	7,629	5,268
Net income per common share:
Basic	$0.16	$0.11	$0.09	$0.06
Diluted	$0.15	$0.10	$0.08	$0.06
Shares used in computing basic net income
per common share:
Basic	86,168	86,187	85,860	87,566
Diluted	103,176	92,412	93,062	97,147

Net income and net income per share include the impact of SFAS 123(R) stock-based compensation. Diluted net income per common share is calculated according to SFAS 128, Earning per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for the year ended December 31, 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, they had an add-back of $4.4 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. For the year ended December 31, 2006, the impact of the convertible senior notes was anti-dilutive.

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

(c) Change in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to our Directors, our Code of Business Conduct and corporate governance matters is included under the caption “Proposal One—Election of Directors” in the Proxy Statement for the 2008 Annual Meeting, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2007 (the “2008 Proxy Statement”), and is incorporated herein by reference. Information with respect to Executive Officers is included under the heading “Executive Officers of the Registrant” in Part I hereof after Item 4. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions, “Election of Directors—Director Compensation” and “Executive Officer Compensation” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement and is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts
(In thousands)

	Balance	Charged to			Balance
	at Beginning	Costs and			at End
Description	of Period	Expenses	Acquisitions	Deductions	of Period

Provision for Doubtful Accounts:
Year ended December 31, 2007	$1,666	$215	$(468)	$(114)	$1,299
Year ended December 31, 2006	$870	$(32)	$837	$(9)	$1,666
Year ended December 31, 2005	$811	$150	$—	$(91)	$870

3. Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, Redwood City, State of California on this 27th day of February 2008.

INFORMATICA CORPORATION

By:	/s/ Sohaib Abbasi
Sohaib Abbasi
Chief Executive Officer, President, and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sohaib Abbasi Sohaib Abbasi	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2008

/s/ Earl Fry Earl Fry	Chief Financial Officer, Executive Vice President, and Secretary (Principal Financial and Accounting Officer)	February 27, 2008

/s/ David Pidwell David Pidwell	Director	February 27, 2008

/s/ Mark Bertelsen Mark Bertelsen	Director	February 27, 2008

/s/ Janice Chaffin Janice Chaffin	Director	February 27, 2008

/s/ Charles Robel Charles Robel	Director	February 27, 2008

/s/ Brooke Seawell Brooke Seawell	Director	February 27, 2008

Geoff Squire	Director

/s/ Godfrey Sullivan Godfrey Sullivan	Director	February 27, 2008

/s/ Carl Yankowski Carl Yankowski	Director	February 27, 2008

INFORMATICA CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the year ended December 31, 2007

Exhibit
Number		Document

2.1		Share Purchase Agreement for the sale and purchase of the entire issued share capital of Similarity Systems Limited dated January 26, 2006, (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2007, Commission File No. 0-25871).
3.1		Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
3.2		Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000, Commission File No. 0-25871).
3.3		Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
3.4		Bylaws, as amended, of Informatica Corporation.
4.1		Reference is made to Exhibits 3.1 through 3.4.
4.2		Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).
4.3		Indenture, dated March 13, 2006, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
4.4		Form of 3% Convertible Senior Note due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
4.5		Registration Rights Agreement, dated as of March 13, 2006, between the Company and UBS Securities LLC (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
10	.1*	Company’s 2000 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2001, Commission File No. 0-25871).
10	.2*	Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.6 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10	.3*	Company’s 1996 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on February 19, 1999).
10	.4*	Company’s 1999 Stock Incentive Plan, as amended.
10	.5*	Company’s 1999 Employee Stock Purchase Plan, as amended, including forms of agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2006, Commission File No. 0-25871).
10	.6*	Company’s 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).
10.7		Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).
10.8		Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

Exhibit
Number		Document

10	.9*	Description of management arrangement with Earl E. Fry (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002, Commission File No. 0-25871).
10	.10*	Amendment to 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).
10	.11*	Employment Agreement dated July 19, 2004 by and between Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).
10.12		Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10	.13*	Form of Executive Severance Agreement dated November 15, 2004 by and between the Company and each of Earl E. Fry and Girish Pancha (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).
10	.14*	Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10	.15*	Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).
10	.16*	2007 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2007, Commission File No. 0-25871).
10	.17*	Offer Letter dated February 22, 2006 by and between the Company and Brian Gentile (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006, Commission File No. 0-25871).
10	.18*	Executive Severance Agreement dated February 22, 2006 by and between the Company and Brian Gentile (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006, Commission File No. 0-25871).
10	.19*	Severance Agreement dated November 13, 2007 by and between the Company and Brian Gentile.
10	.20*	Form of Amendment to Executive Severance Agreement dated January 30, 2008 by and between the Company and each of Earl E. Fry, Paul J. Hoffman and Girish Pancha.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.