Form 10-Q
period 2008-03-31
INFORMATICA CORP
filed 2008-05-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 30, 2008, there were approximately 88,506,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$304,701	$203,661
Short-term investments	218,070	281,197
Accounts receivable, net of allowances of $1,346 and $1,299, respectively	45,965	72,643
Deferred tax assets	18,482	18,294
Prepaid expenses and other current assets	18,630	14,693
Total current assets	605,848	590,488

Restricted cash	12,126	12,122
Property and equipment, net	9,921	10,124
Goodwill	166,842	166,916
Other intangible assets, net	11,417	12,399
Investment in equity interest	3,000	—
Long-term deferred tax assets	462	462
Other assets	6,072	6,133
Total assets	$815,688	$798,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,715	$4,109
Accrued liabilities	19,375	25,381
Accrued compensation and related expenses	22,254	33,053
Income taxes payable	—	248
Accrued facilities restructuring charges	19,129	18,007
Deferred revenues	106,327	99,415
Total current liabilities	171,800	180,213

Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	53,672	56,235
Long-term deferred revenues	12,753	13,686
Long-term income taxes payable	6,577	5,968
Total liabilities	474,802	486,102

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	89	87
Additional paid-in capital	391,759	377,277
Accumulated other comprehensive income	8,276	5,640
Accumulated deficit	(59,238)	(70,462)
Total stockholders’ equity	340,886	312,542
Total liabilities and stockholders’ equity	$815,688	$798,644

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
License	$44,209	$37,562
Service	59,501	49,552
Total revenues	103,710	87,114

Cost of revenues:
License	693	805
Service	19,785	16,314
Amortization of acquired technology	620	722
Total cost of revenues	21,098	17,841

Gross profit	82,612	69,273

Operating expenses:
Research and development	17,724	18,024
Sales and marketing	42,787	35,111
General and administrative	8,369	7,725
Amortization of intangible assets	362	356
Facilities restructuring charges	947	1,049
Total operating expenses	70,189	62,265

Income from operations	12,423	7,008
Interest income	4,857	5,049
Interest expense	(1,802)	(1,804)
Other income (expense), net	503	(86)
Income before provision for income taxes	15,981	10,167
Provision for income taxes	4,757	1,073
Net income	$11,224	$9,094

Basic net income per common share	$0.13	$0.11
Diluted net income per common share	$0.12	$0.10

Shares used in computing basic net income per common share	88,128	86,448
Shares used in computing diluted net income per common share	103,727	102,638

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$11,224	$9,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,401	2,714
Share-based payments	4,114	4,041
Deferred income taxes	(188)	—
Tax benefits from stock option plans	2,961	—
Excess tax benefits from share-based payments	(2,335)	—
Amortization of intangible assets and acquired technology	982	1,078
Non-cash facilities restructuring charges	947	1,049
Other non-cash items	(652)	—
Changes in operating assets and liabilities:
Accounts receivable	26,678	20,444
Prepaid expenses and other assets	(3,952)	(2,419)
Accounts payable and other current liabilities	(16,201)	(12,379)
Income taxes payable	435	3,789
Accrued facilities restructuring charges	(2,347)	(3,547)
Deferred revenues	5,979	2,999
Net cash provided by operating activities	29,046	26,863
Investing activities:
Purchases of property and equipment	(1,071)	(2,095)
Purchases of investments	(60,054)	(123,473)
Purchase of investment in equity interest	(3,000)	—
Maturities of investments	96,904	79,190
Sales of investments	27,216	13,450
Net cash provided by (used in) investing activities	59,995	(32,928)
Financing activities:
Net proceeds from issuance of common stock	13,757	8,525
Repurchases and retirement of common stock	(6,349)	(1,389)
Excess tax benefits from share-based payments	2,335	—
Net cash provided by financing activities	9,743	7,136
Effect of foreign exchange rate changes on cash and cash equivalents	2,256	156
Net increase in cash and cash equivalents	101,040	1,227
Cash and cash equivalents at beginning of period	203,661	120,491
Cash and cash equivalents at end of period	$304,701	$121,718

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2008 and 2007 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2008, or any future period.

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

These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated financial statements of the Company.

Revenue Recognition

The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with AICPA SOP 97-2, Software Revenue Recognition, as amended and modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin SAB 104, Revenue Recognition, and other authoritative accounting literature.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collection is probable. Credit worthiness and collectibility are first assessed at a country level based on the country’s overall economic climate and general business risk. For customers in the countries which are deemed credit-worthy, credit and collectibility are then assessed based on their payment history and credit profile. When a customer is not deemed credit worthy, revenue is recognized when payment is received.

The Company also enters into OEM arrangements that provide for license fees based on inclusion of our technology and/or products in the OEM’s products. These arrangements provide for fixed, irrevocable royalty payments. Royalty payments are recognized as revenues based on the activity in the royalty report that the Company receives from the OEM. In case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition are met.

Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement. The Company recognizes revenues net of applicable sales taxes, financing charges absorbed by Informatica, and amounts retained by our resellers and distributors, if any.

The Company’s software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for undelivered elements, all revenue is deferred and recognized as delivery occurs or when VSOE is established. Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.

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

Fair Value Measurement of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value and establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. At January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159 which address aspects of the expanding application of fair value accounting. The company has elected not to use fair value for any of its investments held as of the beginning of the quarter ended March 31, 2008.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    SFAS 157 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of three following valuation techniques:

•	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

•	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

The following table summarizes the fair value measurement classification of Informatica as of March 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$54,033	$54,033	$—	$—
Marketable securities	333,248	—	333,248	—
Total money market funds and marketable securities	387,281	54,033	333,248	—
Investment in equity interest	3,000	—	—	3,000
Total	$390,281	$54,033	$333,248	$3,000
Liabilities
Convertible senior notes	$257,430	$257,430	$—	$—

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 financial assets and liabilities. The Company also held a $3 million investment in the common stock of a privately held company at March 31, 2008, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company considered the pricing received by another third party for an investment in the same privately held company with similar terms and for the same amount and percentage of ownership interest.

Share-Based Payments

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its Employee Stock Purchase Plan (ESPP). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS No. 123(R) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company is using an average of the past four quarters of actual forfeited options to determine its forfeiture rate.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of its share-based payment awards with no expected dividends using the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Option grants:
Expected volatility	39-41%	41%
Weighted-average volatility	39%	41%
Expected dividends	—	—
Expected term of options (in years)	3.3	3.3
Risk-free interest rate	2.5%	4.7%
ESPP: *
Expected volatility	38%	34%
Weighted-average volatility	38%	34%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate — ESPP	2.2%	5.2%
____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocation of share-based payments for the three months ended March 31, 2008 is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of service revenues	$546	$469
Research and development	1,064	904
Sales and marketing	1,373	1,644
General and administrative	1,131	1,024
Total share-based payments	4,114	4,041
Tax benefit of share-based payments	(802)	(867)
Total share-based payments, net of tax benefit	$3,312	$3,174

Note 2.  Cash, Cash Equivalents and Short-Term Investments

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

Realized gains recognized for the three months ended March 31, 2008 were $55,000. There were no realized gains or losses recognized for the three months ended March 31, 2007. The realized gains are included in other income of the consolidated results of operations for the respective periods. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s investments as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$135,490	$—	$—	$135,490
Cash equivalents:
Money market funds	54,033	—	—	54,033
Commercial paper	46,654	7	—	46,661
Federal agency notes and bonds	27,292	13	—	27,305
U.S. government notes and bonds	41,232	—	(20)	41,212
Total cash equivalents	169,211	20	(20)	169,211
Total cash and cash equivalents	304,701	20	(20)	304,701
Short-term investments:
Commercial paper	21,934	77	—	22,011
Corporate notes and bonds	44,500	286	(33)	44,753
Federal agency notes and bonds	141,438	1,045	—	142,483
U.S. government notes and bonds	8,802	25	(4)	8,823
Total short-term investments	216,674	1,433	(37)	218,070
Total cash, cash equivalents, and short-term investments *	$521,375	$1,453	$(57)	$522,771
___________

*	Total estimated fair value above included $387,281 comprised of cash equivalents and short-term investments at March 31, 2008.

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$102,939	$—	$—	$102,939
Cash equivalents:
Money market funds	35,240	—	—	35,240
Commercial paper	24,448	1	—	24,449
Federal agency notes and bonds	41,037	—	(4)	41,033
Total cash equivalents	100,725	1	(4)	100,722
Total cash and cash equivalents	203,664	1	(4)	203,661
Short-term investments:
Commercial paper	51,642	7	(4)	51,645
Corporate notes and bonds	51,308	103	(25)	51,386
Federal agency notes and bonds	150,049	371	(12)	150,408
U.S. government notes and bonds	5,494	8	(1)	5,501
Municipal notes and bonds	1,200	7	—	1,207
Auction rate securities	21,050	—	—	21,050
Total short-term investments	280,743	496	(42)	281,197
Total cash, cash equivalents, and short-term investments	$484,407	$497	$(46)	$484,858

In accordance with FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2008  (in thousands):

	Less Than 12 months		More Than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$8,995	$(33)	$—	$—	$8,995	$(33)
U.S. government notes and bonds	43,472	(24)	—	—	43,472	(24)
Total	$52,467	$(57)	$—	$—	$52,467	$(57)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at March 31, 2008 (in thousands):

	Cost	Fair Value
Due within one year	$365,976	$367,079
Due one year to two years	19,909	20,202
Due after two years	—	—
	$385,885	$387,281

The company is maintaining certificate of deposits as collateral for the letters of credits which expire in 2013 in connection with certain lease agreements. These certificates of deposit for $12.1 million are classified as long-term restricted cash on the Company’s condensed consolidated balance sheets.

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$18,135	$(10,711)	$7,424	$18,135	$(10,091)	$8,044
Customer relationships	4,175	(2,107)	2,068	4,175	(1,895)	2,280
Other:
Trade names	700	(258)	442	700	(208)	492
Covenant not to compete	2,000	(517)	1,483	2,000	(417)	1,583
	$25,010	$(13,593)	$11,417	$25,010	$(12,611)	$12,399

Amortization expense of intangible assets was approximately $1.0 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenants not to compete are 4 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of March 31, 2008 is expected to be $2.9 million for the remainder of 2008, $3.7 million, $2.0 million, $1.8 million, $0.8 million and $0.2 million for the years ending December 31, 2009, 2010, 2011, 2012, and thereafter, respectively.

The change in the carrying amount of goodwill for the three months ended March 31, 2008 is as follows (in thousands):

March 31, 2008
Beginning balance as of December 31, 2007	$166,916
Subsequent goodwill adjustments	(74)
Ending balance as of March 31, 2008	$166,842

In the three-month period ended March 31, 2008, the Company recorded adjustments of $74,000 due to the tax benefits it received as a result of the exercise of non-qualified stock options granted as part of prior acquisitions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Convertible Senior Notes

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000, and interest expense on the Notes was $1.7 million for both of the three-month periods ended March 31, 2008 and 2007.

The current market value of the convertible senior notes as of March 31, 2008 is $257.4 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Comprehensive Income

Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income. Comprehensive income consisted of the following items (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income, as reported	$11,224	$9,094
Other comprehensive income:
Unrealized gain on investments *	573	94
Cumulative translation adjustment *	2,063	222
Comprehensive income	$13,860	$9,410
_________

*
The tax effects on unrealized gain on investments and cumulative translation adjustments were $448,000 for the three months ended March 31, 2008, and negligible for the three months ended March 31, 2007.

Accumulated other comprehensive income as of March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Unrealized gain on available-for-sale investments	$794	$221
Cumulative translation adjustment	7,482	5,419
	$8,276	$5,640

Note 6. Stock Repurchases

The purpose of Informatica’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. These purchases can be made from time to time in the open market and are funded from available working capital. In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. As of April 30, 2007, the Company repurchased 2,238,000 shares at a cost of $30 million, including 105,000 shares during the three months ended March 31, 2007.

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. As of March 31, 2008, the Company repurchased 2,219,000 shares at cost of $33.9 million, including 350,000 shares during the three months ended March 31, 2008.

In April 2008, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Purchases can be made from time to time in the open market and will be funded from available working capital.

Note 7. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $3.9 million for the remainder of 2008, $2.5 million in 2009, $1.4 million in 2010, $3.8 million in 2011, $4.4 million in 2012, and $2.4 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. As of March 31, 2008, the Company will recognize approximately $10.5 million of accretion as a restructuring charge over the remaining term of the lease, or approximately five years, as follows: $2.5 million for the remainder of 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.

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

A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2008 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-cash	Accrued Restructuring Charges at March 31,
	2007	Charges	Adjustments	Payment	Reclass	2008
2004 Restructuring Plan
Excess lease facilities	$64,446	$906	$41	$(2,019)	$(41)	$63,333
2001 Restructuring Plan
Excess lease facilities	9,796	—	—	(328)	—	9,468
	$74,242	$906	$41	$(2,347)	$(41)	$72,801

For the three months ended March 31, 2008, the Company recorded $0.9 million restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2008 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.8 million.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes

The Company’s effective tax rate was 29.8% and 10.6% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months ended March 31, 2008 differed from the federal statutory rate of 35% primarily due to non-deductible amortization of deferred share-based payments, as well as the accrual of reserves pursuant to FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement 109, offset by the tax rate benefits of certain earnings from Informatica's operations in lower-tax jurisdictions throughout the world for which the Company has not provided U.S. taxes because we intend to indefinitely reinvest such earnings outside the United States. The effective tax rate for the three months ended March 31, 2007 was 10.6% and primarily represented federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations.

The Company released its valuation allowance for its non-stock option related deferred tax assets in the quarter ended September 30, 2007. The benefits related to Informatica’s stock option related deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, these deferred tax assets will not provide a reduction in the Company’s effective tax rate. Informatica does not anticipate providing any valuation allowance for any of its deferred tax assets built in 2008.

The unrecognized tax benefits, if recognized, would impact the income tax provision by $7.6 million and $5.7 million as of March 31, 2008 and 2007, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at March 31, 2008 and 2007 were approximately $395,000 and $44,000, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Recently the Company has also been informed by some state taxing authorities that we were selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for the state audits did not commence as of March 31, 2008. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company had determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax provision might be required.

Note 9. Net Income per Common Share

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income	$11,224	$9,094
Effect of convertible senior notes, net of related tax effects	1,100	1,100
Net income adjusted	$12,324	$10,194

Weighted-average shares outstanding	88,128	86,448
Shares used in computing basic net income per common share	88,128	86,448
Dilutive effect of employee stock options, net of related tax benefits	4,099	4,690
Dilutive effect of convertible senior notes	11,500	11,500
Shares used in computing diluted net income per common share	103,727	102,638
Basic net income per common share	$0.13	$0.11
Diluted net income per common share	$0.12	$0.10

Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three months ended March 31, 2008 and 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.1 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation for both periods.

Note 10. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $2.8 million for the remainder of 2008, and $4.0 million and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

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

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $88.1 million for operating lease commitments for facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, above, for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments as of March 31, 2008 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2008	$18,205	$2,029	$16,176
2009	24,309	1,622	22,687
2010	23,730	407	23,323
2011	18,942	2,094	16,848
2012	19,357	2,628	16,729
Thereafter	12,211	1,345	10,866
	$116,754	$10,125	$106,629

Of these future minimum lease payments, the Company has accrued $72.8 million in the facilities restructuring accrual at March 31, 2008. This accrual includes the minimum lease payments of $88.1 million and an estimate for operating expenses of $17.1 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $21.9 million and a present value discount of $10.5 million recorded in accordance with SFAS No. 146.

In December 2005, the Company subleased 35,000 square feet of office space at the Pacific Shores Center, its former corporate headquarters, in Redwood City, California through May 2013. In June 2005, the Company subleased 51,000 square feet of office space at the Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an option to renew through July 2013. In February 2005, the Company subleased 187,000 square feet of office space at the Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the subtenant that is exercisable in July 2009. In March 2004, the Company signed a sublease agreement for leased office space in Scotts Valley, California.

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2008 and December 31, 2007. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest.  On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal.  The parties have been in the process of filing appeal briefs, including responses and replies, which is expected to continue through July 2008.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement. We filed an answer to the complaint on October 10, 2007. It is our current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. We intend to vigorously defend ourselves.

We are also a party to various legal proceedings and claims arising from the normal course of business activities.

Note 11. Significant Customer Information and Segment Reporting

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents geographic information (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
North America	$69,359	$65,212
Europe	27,329	18,692
Other	7,022	3,210
	$103,710	$87,114

	March 31, 2008	December 31, 2007
Long-lived assets (excluding assets not allocated):
North America	$18,102	$19,247
Europe	1,625	1,769
Other	1,611	1,507
	$21,338	$22,523

No customer accounted for more than 10% of the Company’s total revenues in the three months ended March 31, 2008 and 2007. At March 31, 2008 and 2007, no single customer accounted for more than 10% of the accounts receivable balance.

Note 12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the Board decided to issue final Staff Position (“FSP FAS 157-2”) that will (1) partially deferred the effective date of SFAS No. 157, for one year for certain nonfinancial assets and nonfinancial liabilities, and (2) removed certain leasing transactions from the scope of FAS 157. This FSP effectively delays the implementation of this pronouncement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157 for its nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and its adoption is not expected to have an impact on the consolidated financial statements since the Company has not elected to use fair value to measure any of its existing financial assets and liabilities.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations, which addresses the accounting and reporting standards for the business combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this statement as required, and is currently evaluating the related accounting and disclosure requirements.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

Note 13. Subsequent Event

On April 17, 2008, Informatica Corporation entered into a stock purchase agreement with Nokia Inc. and Intellisync Corporation, pursuant to which Informatica will acquire all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync, for approximately $85 million in cash.  The transaction is subject to customary closing conditions and is expected to close by the end of May 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, share-based payments; provision for income taxes;  deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the agreement to acquire Identity Systems; the expected timing of the closing of the acquisition of Identity Systems; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

Despite the uncertainties in the financial markets, and the slowdown in certain sectors of the United States economy, we were able to grow our revenues in the first quarter of 2008 such that our total revenues increased 19% to $103.7 million compared to $87.1 million in the first quarter of 2007. License revenues increased 18% year-over-year, primarily as a result of increases in the volume of our transactions, increased sales productivity, and growth in international revenues. Services revenues increased 20% due to increased contribution from the new releases of our existing products that resulted in a 21% increase in our training and consulting revenues. We also had a 20% increase in maintenance revenues, mainly due to the increased size of our installed customer base.

 Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coded development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Business Objects’

acquisition of FirstLogic, Oracle’s acquisition of BEA Systems, Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror and Cognos, and SAP’s acquisition of Business Objects) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

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

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In February 2008, we launched our new worldwide partner program, INFORM, which is comprised of a set of programs and services to help partners develop and promote solutions in conjunction with Informatica. In March 2008, we announced that Wipro Technologies selected Informatica Data Migration Suite to power its Data Migration Services. Within the past year, we signed OEM agreements with Cognos (acquired by IBM), FAST (which recently received an acquisition offer from Microsoft), and other vendors. These are in addition to our global OEM partnerships with Oracle (Hyperion Solutions and Siebel), and our partnership with salesforce.com. See “Risk Factors - We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence by opening new offices and increasing headcount. This included opening sales offices in Brazil, China, India, Italy, Japan, Mexico, South Korea, and Taiwan in 2005, 2006, and 2007. We also established training partnerships in late 2006 in India, Latin America, and the United States to provide hands-on product training for customers and partners. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased accordingly during 2005, 2006, and 2007. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability. We have experienced some increases in revenues and sales productivity in the United States in the past few years. During the past year, we have also experienced increases in revenues and sales productivity internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, accounting for impairment of goodwill, acquisitions, and share-based payments have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies, and Note 12. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature including, but not limited to, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Other authoritative literature is discussed in the subsection Revenue Recognition in Note 1. Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized each period.

We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we do not recognize the revenue until the reseller provides us with evidence of sell-through to an end-user customer and/or upon cash receipt. Further, we make judgments in determining the collectibility of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectibility, and, when a customer is not deemed credit worthy, revenue is recognized when payment is received.

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

We recognize revenues net of applicable sales taxes, financing charges absorbed by Informatica, and amounts retained by our resellers and distributors, if any. Our agreements do not permit returns, and historically we have not had any significant returns or refunds; therefore, we have not established a sales return reserve at this time.

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

     Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”) to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.

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

We released our valuation allowance in the quarter ended September 30, 2007 for our non-stock option related deferred tax assets. As required under SFAS 109, we do not anticipate the need to establish valuation allowance for deferred tax assets built during the current year. The remaining deferred tax assets subject to valuation allowance are related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These remaining deferred tax assets will not provide a reduction in our effective tax rate.

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

Based on these estimates, we determined in our annual impairment tests at October 31, 2007 that the fair value of the Reporting Unit exceeded the carrying amount and, accordingly, goodwill was not impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including such external factors as industry and economic trends and such internal factors as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R). Our historical volatility rates decreased in 2008 from 2007 primarily due to more stable stock prices in recent quarters and exclusion of more volatile years from the calculation of our historical volatility rates. Our implied volatility rates have remained relatively unchanged. Our weighted-average volatility rates were at 39% in the first quarter of 2008 down from 41% in the first quarter of 2007. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future will increase accordingly. For instance, a 10 percentage points higher volatility would have resulted in a $1.4 million increase in the fair value of options granted during the first quarter of 2008.

Our expected life of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We assumed an expected life of 3.3 years in 2007 and the first quarter of 2008.

In addition, we apply an expected forfeiture rate in determining the grant date fair value of our option grants. Our estimate of the forfeiture rate is based on an average of actual forfeited options for the past four quarters. During the quarter ended March 31, 2008, we lowered our forfeiture rate from 13% to 10% based on the average of actual forfeited options during the past four quarters, which increased our share-based payments in the first quarter of 2008 by approximately $0.5 million.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 12. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three months ended March 31, 2008 and 2007 as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2007
Revenues:
License	43%	43%
Service	57	57
Total revenues	100	100
Cost of revenues:
License	1	1
Service	19	19
Amortization of acquired technology	1	1
Total cost of revenues	21	21
Gross profit	79	79
Operating expenses:
Research and development	17	21
Sales and marketing	41	40
General and administrative	8	9
Amortization of intangible assets	—	—
Facilities restructuring charges	1	1
Total operating expenses	67	71
Income from operations	12	8
Interest income	5	6
Interest expense	(2)	(2)
Other income (expense), net	1	(1)
Income before provision for income taxes	16	11
Provision for income taxes	5	1
Net income	11%	10%

Revenues

Our total revenues increased to $103.7 million for the three months ended March 31, 2008 from $87.1 million for the three months ended March 31, 2007, representing an increase of $16.6 million (or 19%).

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
License revenues	$44,209	$37,562	18%
Service revenues:
Maintenance	41,415	34,629	20%
Consulting and education	18,086	14,923	21%
Total service revenues	59,501	49,552	20%
	$103,710	$87,114	19%

License Revenues

Our license revenues increased to $44.2 million (or 43% of total revenues) for the three months ended March 31, 2008, compared to $37.6 million (or 43% of total revenues) for the three months ended March 31, 2007. The $6.6 million (or 18%) increase in license revenues in the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to an increase in the volume of transactions, which was partially offset by a slight decrease in the average size of the transactions. We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) unspecified upgrades that are part of the post-contract services that we provide to our customers at no additional charge. The average transaction amount for orders greater than $100,000 in the first quarter of 2008, including upgrades, slightly declined to $299,000 from $303,000 in the first quarter of 2007. Further, we had three transactions of $1.0 million or more in the first quarter of 2008 as well as in the first quarter of 2007.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $41.4 million (or 40% of total revenues) for the three months ended March 31, 2008, compared to $34.6 million (or 40% of total revenues) for the three months ended March 31, 2007. The $6.8 million (or 20%) increase in the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to  an increase in the size of our customer base. For the remainder of 2008, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2007 levels.

Consulting and Education Services Revenues

Consulting and education services revenues increased to $18.1 million (or 17% of total revenues) for the three months ended March 31, 2008, compared to $14.9 million (or 17% of total revenues) for the three months ended March 31, 2007. The $3.2 million (or 21%) increase in the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to an increase in demand and an increase in capacity to meet the demand for consulting services in North America, Europe, and Latin America. For the remainder of 2008, we expect to maintain our current utilization rates and continue to add overall consulting capacity, and thus we expect revenues from consulting and education services to increase from comparable 2007 levels.

International Revenues

Our international revenues were $34.4 million (or 33% of total revenues) and $21.9 million (or 25% of total revenues) for the three months ended March 31, 2008 and 2007, respectively. The $12.5 million (or 57%) increase for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to an increase in international license revenue, and to a lesser extent, an increase in international services revenue. The increase in international revenues as a percentage of total revenues was mainly driven by an increase in our international sales resources and capacity during the first quarter of 2008.  For the remainder of 2008, we expect international revenues as a percentage of total revenues to be relatively consistent with, or increase slightly from the 2007 levels.

Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our future revenues are dependent upon the following: (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at March 31, 2008, were approximately $136.5 million, compared to $114.3 million at March 31, 2007, and $140.4 million at December 31, 2007. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Cost of license revenues	$693	$805	(14)%
Cost of service revenues	19,785	16,314	21%
Amortization of acquired technology	620	722	(14)%
Total cost of revenues	$21,098	$17,841	18%
Cost of license revenues, as a percentage of license revenues	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	33%	33%	—%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased to $0.7 million (or 2% of license revenues) for the three months ended March 31, 2008 from $0.8 million (or 2% of license revenues) for the three months ended March 31, 2007. The $0.1 million (or 14%) decrease in cost of license revenues for the three months ended March 31, 2008 compared to the same period in 2007 was due to the smaller portfolio of royalty based products being shipped in the first quarter of 2008. For the remainder of 2008, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with or slightly higher than in the first quarter of 2008.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $19.8 million (or 33% of service revenues) for the three months ended March 31, 2008 from $16.3 million (or 33% of service revenues) for the three months ended March 31, 2007. The $3.5 million or 21% increase for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to headcount growth in the customer support, professional services, and education service groups, and higher subcontractor fees in the consulting services group. For the remainder of 2008, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first quarter of 2008, or increase slightly from the current levels if the growth in our consulting services business, if any, is greater than that experienced by our maintenance and education services business.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Amortization of acquired technology	$620	$722	(14)%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology decreased to $0.6 million for the three months ended March 31, 2008, compared to $0.7 million for the three months ended March 31, 2007. The decrease of $0.1 million (or 14%) for the three months ended March 31, 2008, compared to the same period in the prior year, is the result of certain technologies related to the Striva acquisition that were fully amortized as of December 31, 2007. We expect amortization of other acquired technology to be approximately $1.9 million for the remainder of 2008, before the effect of any pending or future acquisitions subsequent to March 31, 2008.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Research and development	$17,724	$18,024	(2)%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Research and development expenses increased to $17.7 million (or 17% of total revenues) for the three months ended March 31, 2008, compared to $18.0 million (or 21% of total revenues) for the three months ended March 31, 2007. The $0.3 million (or 2%) decrease for the three months ended March 31, 2008, compared to the same period in 2007, was due to a $2.4 million decrease in legal fees associated with the patent litigation held in the first quarter of 2007, offset partially by a $1.9 million increase in personnel-related costs, and a $0.2 million increase in share-based payments. All of our software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility and have not been significant. For the remainder of 2008, we expect the research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first quarter of 2008.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Sales and marketing	$42,787	$35,111	22%

Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $42.8 million (or 41% of total revenues) for the three months ended March 31, 2008 from $35.1 million (or 40% of total revenues) for the three months ended March 31, 2007. The $7.7 million (or 22%) increase for the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to a $8.0 million increase in personnel-related costs, as a result of an increase in headcount from 426 in March 2007 to 522 in March 2008, offset by a $0.3 million decrease in share-based payments and a $0.2 million decrease in outside services. For the remainder of 2008, we expect sales and marketing expenses as a percentage of total revenues to decrease slightly from the first quarter of 2008.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
General and administrative	$8,369	$7,725	8%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses increased to $8.4 million (or 8% of total revenues) for the three months ended March 31, 2008, compared to $7.7 million (or 9% of total revenues) for the three months ended March 31, 2007. The $0.6 million or 8% increase for the three months ended March 31, 2008, compared to the same period in 2007, is primarily due to an increase of $0.7 million in personnel related costs due to headcount increases (from 142 in March 2007 to 168 in March 2008) offset by a $0.1 million decrease in outside services. For the remainder of 2008, we expect general and administrative expenses, as a percentage of total revenues, to remain relatively consistent with the first quarter of 2008.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Amortization of intangible assets	$362	$356	2%

Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets was relatively flat during these periods. We expect amortization of the remaining intangible assets to be approximately $1.0 million for the remainder of 2008, before the impact of any amortization for any possible intangible assets acquired as part of the pending or any future acquisitions as of March 31, 2008.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Facilities restructuring charges	$947	$1,049	(10)%

In the three months ended March 31, 2008 and 2007, we recorded $0.9 million and $1.0 million for restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of March 31, 2008, $72.8 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $2.0 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2008 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.3 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2008 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Interest Income, Expense and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Interest income	$4,857	$5,049	(4)%
Interest expense	(1,802)	(1,804)	—%
Other income (expense), net	503	(86)	(685)%
	$3,558	$3,159	13%

Interest income, expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. The increase of $0.4 million or 13% in the three months ended March 31, 2008, compared to the same period in 2007, was primarily due to a $0.6 million increase in foreign exchange gains due to the decline in the value of U.S. dollar, which was partially offset by a $0.2 million decrease in interest income due to lower investment yields. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods. As interest rates continue to decline, we expect our interest income to decline accordingly.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2008	2007	Change
Provision for income taxes	$4,757	$1,073	343%
Effective tax rate	29.8%	10.6%	19.2%

Our effective tax rate was 29.8% and 10.6% for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate for the three months ended March 31, 2008 differed from the federal statutory rate of 35% primarily due to non-deductibility of share-based payments, as well as the accrual of reserves pursuant to FIN 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement 109, offset by the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided for U.S. taxes in any of these jurisdictions since we intend to reinvest these earnings in their respective jurisdictions indefinitely. The 10.6% effective tax rate for the three months ended March 31, 2007 primarily represented federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations.

The unrecognized tax benefits, if recognized, would impact our income tax provision by $7.6 million and $5.7 million as of March 31, 2008 and 2007, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at March 31, 2008 and 2007 were approximately $395,000 and $44,000, respectively. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We expect to maintain an effective tax rate close to what was experienced in the first quarter of 2008 on a going forward basis. Our statutory tax rate of 35% is generally affected by lower tax rates applicable to foreign jurisdictions and domestic tax credits.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of March 31, 2008, we had $522.8 million in available cash and cash equivalents and short-term investments and $12.0 million of restricted cash under the terms of our Pacific Shores property leases and $0.1 million restricted cash under the terms of our Australia lease.

Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. On April 17, 2008, Informatica Corporation entered into a stock purchase agreement with Nokia Inc. and Intellisync Corporation, pursuant to which Informatica will acquire all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync, for approximately $85 million in cash.  The transaction is subject to customary closing conditions and is expected to close by the end of May 2008.

  Operating Activities: Cash provided by operating activities for the three months ended March 31, 2008 was $29.0 million, representing an increase of $2.2 million from the three months ended March 31, 2007. This increase primarily resulted from $2.1 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. We were able to recognize the excess tax benefits from share-based payments for $2.3 million during the three months ended March 31, 2008. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $4.5 million during the three months ended March 31, 2008. Our “Days Sales Outstanding” in accounts receivable decreased from 47 days at March 31, 2007 to 40 days at March 31, 2008. Days outstanding at March 31, 2008 were primarily impacted by improvements to our collection efforts and also due to more revenue booked and invoiced during the first month of the quarter in 2008 compared to 2007. Cash provided by operating activities for the three months ended March 31, 2007 was $26.9 million, primarily resulted from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Investing Activities: We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. Since we invest only in money market funds and short-term marketable securities, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we will account for on a cost basis.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities for the three months ended March 31, 2008 was $9.7 million due to the issuance of common stock to option holders and to participants of our ESPP program for $13.8 million, and $2.3 million of excess tax benefits from share-based payments which were partially offset by a $6.3 million repurchase and retirement of common stock. Net cash provided by financing activities for the three months ended March 31, 2007 was $7.1 million due to the issuance of common stock to option holders and to participants of our ESPP program for $8.5 million partially offset by $1.4 million repurchase and retirement of common stock. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

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

In April 2006, our Board of Directors authorized and announced a stock repurchase program of up to $30 million of our common stock until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock.  As of March 31, 2008, we repurchased 2,219,000 shares of our common stock for $33.9 million. One purpose of the program is to partially offset the otherwise dilutive impact of stock option exercise activity. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, general business and market conditions, and other investment opportunities. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock repurchase program. The timing and terms of the transactions will depend on market conditions, our liquidity, and other considerations. Further, in April 2008, our Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash.

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

Letters of Credit

A financial institution has issued a $12.0 million letter of credit which requires us to maintain certificates of deposit as collateral until the leases expire in 2013. This letter of credit is for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California. In May 2007, another financial institution issued a $0.1 million letter of credit for our Australia lease. These certificates of deposit are classified as long-term restricted cash on our condensed consolidated balance sheet. The letters of credit of $12.0 million and $0.1 million currently bear interest of 2.3% and 7.6%, respectively. There are no financial covenant requirements under our letters of credit.

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of March 31, 2008, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2008	2009 and 2010	2011 and 2012	2013 and Beyond
Operating lease obligations:
Operating lease payments	$116,754	$18,205	$48,039	$38,299	$12,211
Future sublease income	(10,125)	(2,029)	(2,029)	(4,722)	(1,345)
Net operating lease obligations	106,629	16,176	46,010	33,577	10,866
Debt obligations:
Principal payments *	230,000	—	—	—	230,000
Interest payments	124,200	3,450	13,800	13,800	93,150
Other obligations **	450	450	—	—	—
	$461,279	$20,076	$59,810	$47,377	$334,016
____________

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
Our contractual obligations for 2008 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $2.8 million for the remainder of 2008, and $4.0 million, and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

The information also excludes the $7.6 million of unrecognized tax benefits discussed in Note 8. Income Taxes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report because it is not possible to estimate the time period that it might be paid to tax authorities.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $88.1 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges and Note 9. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

We have $72.8 million in the restructuring and excess facilities accrual at March 31, 2008. This includes a minimum lease payment of $88.1 million, plus estimated operating expenses of $17.1 million, less estimated sublease income of $21.9 million, and less the present value impact of $10.5 million recorded in accordance with SFAS No. 146.  Our sublease income assumptions are based on existing sublease agreements and current market conditions and other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

We have sublease agreements for leased office space at the Pacific Shores Center in Redwood City, and in Scotts Valley, California. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. We expect at this time that the sublessees will fulfill their obligations under the terms of the current lease agreements.

In February 2000, we entered into two lease agreements for two buildings in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. The lease expires in July 2013. As part of these agreements, we have purchased certificates of deposit totaling approximately $12 million as a security deposit for lease payments.

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet financing arrangements or transactions, or relationships with “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, corporate bonds, commercial paper, and municipal securities. All investments are carried at market value, which approximates cost.

For the three months ended March 31, 2008, the average annual rate of return on our investments was 4.1%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2008, we had net unrealized gains of $1.4 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2008, the fair market value of the portfolio would change by approximately $1.1 million. We have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest. On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal. The parties have been in the process of filing appeal briefs, including responses and replies, which is expected to continue through July 2008.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement. We filed an answer to the complaint on October 10, 2007. It is our current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. We intend to vigorously defend ourselves.

We are also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, we do not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows, or financial position.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2007.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic and was recently acquired by SAP), IBM (which acquired Ascential Software, DataMirror and Cognos), Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions and Siebel), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. With regard to Data Quality, we compete against Business Objects, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

  Given the risks associated with the introduction of new products, we cannot predict their impact on our overall sales and revenues.

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

We began expanding our international operations and we have opened new sales offices in Brazil, China, India, Italy, Japan, Mexico, South Korea, and Taiwan in 2005, 2006, and 2007. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States during 2005, 2006 and 2007, our sales and marketing expenses have increased during the past three years. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability. We have experienced some increases in revenue and sales productivity in the United States in the past few years. While in the past year, we have experienced increases in revenues and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in the third quarter of 2006, increased in the fourth quarter of 2006 and throughout 2007, and declined in the first quarter of 2008. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

▪	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

▪	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

Additionally, our international operations as a whole are subject to a number of risks, including the following:

▪	greater risk of uncollectible accounts and longer collection cycles;

▪	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically the effect of changes in foreign currency exchange rates on revenue and operating expenses has been immaterial. However, as our international operations grow, the effect of changes in the foreign currency exchange rates could be greater in terms of revenue and operating expenses. The potential effect can be magnified in those areas where we have development centers without commensurate revenue generation, such as Israel and India, to offset the impact of currency changes on operating expenses. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

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

Recent turmoil in the U.S. lending markets appears to be having an impact on the overall U.S. economy and thus the buying patterns of our customers and prospects. This has affected the financial services sector which is our largest vertical market. While our sales to the financial services sector have continued to grow on a worldwide basis, we have recently experienced greater growth internationally than domestically. If the U.S. economy does not continue to grow or stabilize, our results of operations could be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

During the past few years, our organizational structure has increased in complexity. For example, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. Turnover levels increased slightly in 2007, and improved in the first quarter of 2008. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

The recognition of share-based payments for employee stock option and employee stock purchase plans adversely impacts our results of operations.

The adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, has a significant adverse impact on our consolidated results of operations as it increases our operating expenses and reduces our operating income, net income, and earnings per share, all of which could result in a decline in the price of our common stock in the future. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable as the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time. Further, our forfeiture rate might vary from quarter to quarter due to change in employee turnover.

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

Furthermore, our overall effective income tax rate may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting rules including FIN 48 and SFAS 123(R), and variations in the estimated and actual level of annual pre-tax income.

We may receive an assessment related to the audit of our U.S. income tax returns or from other domestic and foreign tax authorities that exceeds amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). See the subsection Litigation in Note 10. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results. Although we received a favorable verdict in the trial against BODI in April 2007, an appeal by BODI is expected so the expense and burden to the company is expected to continue.

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

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity, and in December 2006, we acquired Itemfield. In addition, in April 2008 we entered into a definitive agreement to acquire Identity Systems, Inc. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, and potential decline in the fair value of investments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2007, our Board of Directors authorized and announced a stock repurchase program for up to $50 million of our common stock. In April 2008, our Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Purchases can be made from time to time in the open market and will be funded from available working capital. The purpose of our stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock.

The following table provides information about the repurchase of our common stock during the three months ended March 31, 2008:
Period	(1) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(2) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31	—	—	—	—
February 1 - February 29	350,000	$18.14	350,000	16,096
March 1 - March 31	—	—	—	—
Total	350,000	$18.14	350,000	16,096

____________

(1)	All shares repurchased in open-market transactions under the repurchase program.
(2)	Does not include the additional $75 million authorized in April 2008.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1
Bylaws, as amended, of Informatica Corporation (incorporated by reference to Exhibit 3.4 to the Company's Form 10-K filed on February 28, 2008, and Exhibit 3.1 to the Company's Form 8-K filed on January 29, 2008, Commission File No. 0-25871).

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

May 7, 2008	INFORMATICA CORPORATION
/s/ Earl Fry
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2008

Exhibit No.	Description

3.1
Bylaws, as amended, of Informatica Corporation (incorporated by reference to Exhibit 3.4 to the Company's Form 10-K filed on February 28, 2008, and Exhibit 3.1 to the Company's Form 8-K filed on January 29, 2008, Commission File No. 0-25871).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.