Form 10-Q
period 2008-06-30
INFORMATICA CORP
filed 2008-08-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were approximately 89,016,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$235,154	$203,661
Short-term investments	227,289	281,197
Accounts receivable, net of allowances of $1,818 and $1,299, respectively	62,649	72,643
Deferred tax assets	19,671	18,294
Prepaid expenses and other current assets	29,357	14,693
Total current assets	574,120	590,488

Restricted cash	—	12,122
Property and equipment, net	9,389	10,124
Goodwill	216,209	166,916
Other intangible assets, net	36,751	12,399
Other assets	9,723	6,595
Total assets	$846,192	$798,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,779	$4,109
Accrued liabilities	25,781	25,381
Accrued compensation and related expenses	30,851	33,053
Income taxes payable	—	248
Accrued facilities restructuring charges	19,336	18,007
Deferred revenues	110,262	99,415
Total current liabilities	194,009	180,213

Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	50,656	56,235
Long-term deferred revenues	11,549	13,686
Long-term income taxes payable	7,449	5,968
Total liabilities	493,663	486,102

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	89	87
Additional paid-in capital	393,289	377,277
Accumulated other comprehensive income	6,886	5,640
Accumulated deficit	(47,735)	(70,462)
Total stockholders’ equity	352,529	312,542
Total liabilities and stockholders’ equity	$846,192	$798,644

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	$48,523	$41,838	$92,732	$79,400
Service	65,237	52,424	124,738	101,976
Total revenues	113,760	94,262	217,470	181,376

Cost of revenues:
License	897	943	1,590	1,748
Service	21,380	16,945	41,165	33,259
Amortization of acquired technology	951	727	1,571	1,449
Total cost of revenues	23,228	18,615	44,326	36,456

Gross profit	90,532	75,647	173,144	144,920

Operating expenses:
Research and development	18,497	16,949	36,221	34,973
Sales and marketing	45,966	39,103	88,753	74,214
General and administrative	9,146	9,134	17,515	16,859
Amortization of intangible assets	993	362	1,355	718
Facilities restructuring charges	921	1,026	1,868	2,075
Purchased in-process research and development	390	—	390	—
Total operating expenses	75,913	66,574	146,102	128,839

Income from operations	14,619	9,073	27,042	16,081

Interest income	3,650	5,371	8,507	10,420
Interest expense	(1,799)	(1,796)	(3,601)	(3,600)
Other income (expense), net	(86)	(218)	417	(304)
Income before provision for income taxes	16,384	12,430	32,365	22,597
Provision for income taxes	4,881	1,974	9,638	3,047
Net income	$11,503	$10,456	$22,727	$19,550
Basic net income per common share	$0.13	$0.12	$0.26	$0.23
Diluted net income per common share	$0.12	$0.11	$0.24	$0.21
Shares used in computing basic net income per common share	88,565	87,293	88,347	86,863
Shares used in computing diluted net income per common share	104,457	103,206	104,403	102,778

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$22,727	$19,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,813	5,427
Allowance for doubtful accounts and sales returns allowance	215	37
Share-based payments	7,946	7,918
Deferred income taxes	(1,377)	—
Tax benefits from stock option plans	5,124	—
Excess tax benefits from share-based payments	(4,375)	—
Amortization of intangible assets and acquired technology	2,926	2,167
In-process research and development	390	—
Non-cash facilities restructuring charges	1,868	2,075
Other non-cash items	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	14,618	10,383
Prepaid expenses and other assets	(14,718)	(3,279)
Accounts payable and other current liabilities	645	(4,824)
Income taxes payable	1,309	(2,246)
Accrued facilities restructuring charges	(6,036)	(7,667)
Deferred revenues	7,891	4,486
Net cash provided by operating activities	41,838	34,027
Investing activities:
Purchases of property and equipment	(1,921)	(3,442)
Purchases of investments	(152,784)	(230,880)
Purchase of investment in equity interest	(3,000)	—
Maturities of investments	168,368	178,835
Sales of investments	38,257	29,003
Business acquisition, net of cash acquired	(79,844)	—
Transfer from restricted cash	12,016	—
Net cash used in investing activities	(18,908)	(26,484)
Financing activities:
Net proceeds from issuance of common stock	18,782	15,349
Repurchases and retirement of common stock	(15,838)	(5,993)
Excess tax benefits from share-based payments	4,375	—
Net cash provided by financing activities	7,319	9,356
Effect of foreign exchange rate changes on cash and cash equivalents	1,244	704
Net increase in cash and cash equivalents	31,493	17,603
Cash and cash equivalents at beginning of period	203,661	120,491
Cash and cash equivalents at end of period	$235,154	$138,094

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2008 and 2007 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2008, or any future period.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collection is probable. Credit worthiness and collectibility are first assessed at a country level based on the country’s overall economic climate and general business risk. For customers in the countries that are deemed credit-worthy, credit and collectibility are then assessed based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized when payment is received.

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

Fair Value Measurement of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value and establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. At January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, which address aspects of the expanding application of fair value accounting. The company has elected not to use fair value for any of its investments held as of the beginning of the quarter ended March 31, 2008.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 157 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of three following valuation techniques:

•	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

•	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

The following table summarizes the fair value measurement classification of Informatica as of June 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$29,743	$29,743	$—	$—
Marketable securities	313,340	—	313,340	—
Total money market funds and marketable securities	343,083	29,743	313,340	—
Investment in equity interest	3,000	—	—	3,000
Total	$346,083	$29,743	$313,340	$3,000
Liabilities:
Convertible senior notes	$235,175	$235,175	$—	$—

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 financial assets and liabilities. The Company also held a $3 million investment in the preferred stock of a privately held company at June 30, 2008, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company considered the price paid by other third party investors purchasing preferred stock in the same privately held company during the second quarter of 2008. Further, there was an investment by a third party with similar terms and for the same amount and percentage of ownership interest during the first quarter of 2008.

Share-Based Payments

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS No. 123(R)”) also requires the Company to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company is using an average of the past four quarters of actual forfeited options to determine its forfeiture rate.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of its share-based payment awards with no expected dividends using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Option Grants:
Expected volatility	38%	37%	38 – 41%	37 – 41%
Weighted-average volatility	38%	37%	38%	39%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.3	3.3	3.3
Risk-free interest rate	2.8%	4.7%	2.7%	4.7%
ESPP: *
Expected volatility	—	—	38%	34%
Weighted-average volatility	—	—	38%	34%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate — ESPP	—	—	2.2%	5.2%

____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocation of share-based payments for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of service revenues	$493	$421	$1,039	$890
Research and development	966	933	2,030	1,837
Sales and marketing	1,230	1,387	2,603	3,031
General and administrative	1,143	1,136	2,274	2,160
Total share-based payments	$3,832	$3,877	$7,946	$7,918
Tax benefit of share-based payments	(694)	(832)	(1,496)	(1,699)
Total share-based payments, net of tax benefit	$3,138	$3,045	$6,450	$6,219

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

Realized gains recognized for the three and six months ended June 30, 2008 were $26,000 and $81,000, respectively. There were no realized gains or losses recognized for the three and six months ended June 30, 2007. The realized gains are included in other income of the consolidated results of operations for the respective periods. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s investments as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$119,360	$—	$—	$119,360
Cash equivalents:
Money market funds	29,743	—	—	29,743
Commercial paper	55,089	—	—	55,089
Federal agency notes and bonds	27,970	—	(5)	27,965
U.S. government notes and bonds	2,997	—	—	2,997
Total cash equivalents	115,799	—	(5)	115,794
Total cash and cash equivalents	235,159	—	(5)	235,154
Short-term investments:
Commercial paper	27,152	31	—	27,183
Corporate notes and bonds	40,523	129	(46)	40,606
Federal agency notes and bonds	129,451	405	(109)	129,747
U.S. government notes and bonds	29,774	2	(23)	29,753
Total short-term investments	226,900	567	(178)	227,289
Total cash, cash equivalents, and short-term investments *	$462,059	$567	$(183)	$462,443
___________

*	Total estimated fair value above included $343,083 comprised of cash equivalents and short-term investments at June 30, 2008.

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$102,939	$—	$—	$102,939
Cash equivalents:
Money market funds	35,240	—	—	35,240
Commercial paper	24,448	1	—	24,449
Federal agency notes and bonds	41,037	—	(4)	41,033
Total cash equivalents	100,725	1	(4)	100,722
Total cash and cash equivalents	203,664	1	(4)	203,661
Short-term investments:
Commercial paper	51,642	7	(4)	51,645
Corporate notes and bonds	51,308	103	(25)	51,386
Federal agency notes and bonds	150,049	371	(12)	150,408
U.S. government notes and bonds	5,494	8	(1)	5,501
Municipal notes and bonds	1,200	7	—	1,207
Auction rate securities	21,050	—	—	21,050
Total short-term investments	280,743	496	(42)	281,197
Total cash, cash equivalents, and short-term investments	$484,407	$497	$(46)	$484,858

In accordance with FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2008  (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$13,007	$(46)	$—	$—	$13,007	$(46)
Federal agency notes and bonds	85,871	(114)	—	—	85,871	(114)
U.S. government notes and bonds	29,509	(23)	—	—	29,509	(23)
Total	$128,387	$(183)	$—	$—	$128,387	$(183)

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

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at June 30, 2008 (in thousands):

	Cost	Fair Value
Due within one year	$317,874	$318,289
Due one year to two years	24,825	24,794
Due after two years	—	—
	$342,699	$343,083

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$32,792	$(11,662)	$21,130	$18,135	$(10,091)	$8,044
Customer relationships	16,796	(2,950)	13,846	4,175	(1,895)	2,280
Other:
Trade names	700	(308)	392	700	(208)	492
Covenant not to compete	2,000	(617)	1,383	2,000	(417)	1,583
	$52,288	$(15,537)	$36,751	$25,010	$(12,611)	$12,399

Amortization expense of intangible assets was approximately $1.9 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and $2.9 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenants not to compete are 5 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of June 30, 2008 is expected to be $5.5 million for the remainder of 2008, $10.2 million, $7.5 million, $6.4 million, $4.4 million, and $2.8 million for the years ending December 31, 2009, 2010, 2011, 2012, and thereafter, respectively.

The increase in the gross carrying amount of developed and core technology for $14.6 million as well as customer relationships for $12.6 million is due to acquisition of Identity Systems discussed in Note 13. Acquisition, of Notes to Condensed Consolidated Financial Statements. Developed and core technology of $7.7 million and customer relationships of $0.1 million at June 30, 2008 related to the Identity Systems acquisition, were recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

The change in the carrying amount of goodwill for the six months ended June 30, 2008 is as follows (in thousands):

June 30, 2008
Beginning balance as of December 31, 2007	$166,916
Goodwill recorded in acquisition	49,316
Subsequent goodwill adjustments:
Tax benefits from exercise of non-qualified stock options granted as part of prior acquisitions	(76)
Local currency translation adjustments	53
Ending balance as of June 30, 2008	$216,209

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000 for both of the three-month periods ended June 30, 2008 and 2007, and $156,000 for both of the six-month periods ended June 30, 2008 and 2007. Interest expense on the Notes was $1.7 million for both of the three-month periods ended June 30, 2008 and 2007, and $3.5 million for both of the six-month periods ended June 30, 2008 and 2007. Interest payment of $3.5 million was made in both of the six-month periods ended June 30, 2008 and 2007.

   The Company has classified its convertible debt as Level I, according to SFAS No. 157 since it has quote prices available in active markets for identical assets. Informatica has determined that the current market value of its convertible senior notes as of June 30, 2008 is $235.2 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Comprehensive Income

Other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity under GAAP and are excluded from net income. Other comprehensive income consisted of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income, as reported	$11,503	$10,456	$22,727	$19,550
Other comprehensive income:
Unrealized loss on investments *	(615)	(190)	(42)	(96)
Cumulative translation adjustment *	(775)	611	1,288	833
Comprehensive income	$10,113	$10,877	$23,973	$20,287
_________

*
The tax benefits and losses on investments and cumulative translation adjustments were $0.3 million benefits  and $0.1 million losses for the three and six months ended June 30, 2008, respectively, and negligible for the three and six months ended June 30, 2007.

Accumulated other comprehensive income as of June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Unrealized gain on available-for-sale investments	$179	$221
Cumulative translation adjustment	6,707	5,419
	$6,886	$5,640

Note 6. Stock Repurchases

The purpose of Informatica’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option and employee stock purchase plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of our common stock. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. These purchases can be made from time to time in the open market and are funded from available working capital.

In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. As of April 30, 2007, the Company repurchased 2,238,000 shares at a cost of $30 million.

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. In April 2008, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Repurchases can be made from time to time in the open market and will be funded from available working capital. As of June 30, 2008, the Company repurchased 2,795,000 shares at cost of $43.4 million (under April 2007 approval), including 576,000 shares at a cost of $9.5 million during the three months ended June 30, 2008. The Company has $6.6 million (under April 2007 approval) and $75 million (under April 2008 approval) remaining available to repurchase shares under this program.  Neither of these two repurchase programs have expiration dates.

Note 7. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan with two subleases expiring in 2008 and 2009 with rights to extend for a period of one and four years, respectively. The Company recorded restructuring charges of approximately $103.6 million,

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $2.3 million for the remainder of 2008, $2.6 million in 2009, $1.2 million in 2010, $3.8 million in 2011, $4.4 million in 2012, and $2.4 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between our non-discounted future cash obligations and the discounted present value of these cash obligations. As of June 30, 2008, the Company will recognize approximately $9.7 million of accretion as a restructuring charge over the remaining term of the lease, or approximately five years, as follows: $1.7 million for the remainder of 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.

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

A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2008 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-cash	Accrued Restructuring Charges at June 30,
	2007	Charges	Adjustments	Payment	Reclass	2008
2004 Restructuring Plan
Excess lease facilities	$64,446	$1,786	$82	$(5,346)	$(82)	$60,886
2001 Restructuring Plan
Excess lease facilities	9,796	—	—	(690)	—	9,106
	$74,242	$1,786	$82	$(6,036)	$(82)	$69,992

For the six months ended June 30, 2008, the Company recorded restructuring charges of $1.8 million from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2008 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.8 million.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Income Taxes

In the quarter ended September 30, 2007, the Company released its valuation allowance for its non-stock option related deferred tax assets. The remaining valuation allowance is related to Informatica’s stock option deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not reduce the Company’s effective tax rate.  Prior to September 30, 2007, the Company’s effective tax rate was primarily based on federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. The Company’s effective tax rates were 29.8% and 15.9% for the three months ended June 30, 2008 and 2007, respectively, and 29.8% and 13.5% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rates for the three and six-months period ended June 30, 2008 differed from the federal statutory rate of 35% primarily due to the non-deductibility of share-based payments, as well as the accrual of reserves related to uncertain tax positions offset by the tax rate benefits for certain earnings from Informatica’s operations in lower-tax jurisdictions throughout the world. The Company has not provided for residual U.S. taxes in any of these jurisdictions since it intends to reinvest such earnings indefinitely. As discussed above, the 15.9% and 13.5% effective tax rates for the three and six months ended June 30, 2007, respectively, represented primarily federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations.

In assessing the need for any additional non-stock valuation allowance in the quarter ended June 30, 2008, the Company considered all available evidence both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and the deductibility of a capital loss, and recorded a valuation allowance to reduce its deferred tax assets to the amount it believed was more likely than not to be realized based on such available evidence.  As a result of this analysis, the Company determined that it needed to increase its valuation allowance for non-stock option related deferred tax assets by approximately $0.3 million resulting from a nondeductible capital loss.

The FIN No. 48 unrecognized tax benefits, if recognized, would impact the income tax provision by $6.8 million and $6.0 million as of June 30, 2008 and 2007, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at June 30, 2008 and 2007 were approximately $484,000 and $225,000, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Recently the Company has also been informed by certain state taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for the state audits has commenced and is at various stages of completion as of June 30, 2008. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company had determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision might be required.

Note 9. Net Income per Common Share

Under the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share (“SFAS No. 128”), basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and common shares potentially issuable under the terms of the convertible senior notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is antidilutive.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$11,503	$10,456	$22,727	$19,550
Effect of convertible senior notes, net of related tax effects	1,100	1,100	2,200	2,200
Net income adjusted	$12,603	$11,556	$24,927	$21,750
Weighted-average shares outstanding	88,565	87,293	88,347	86,863
Shares used in computing basic net income per common share	88,565	87,293	88,347	86,863
Dilutive effect of employee stock options, net of related tax benefits	4,392	4,413	4,556	4,415
Dilutive effect of convertible senior notes	11,500	11,500	11,500	11,500
Shares used in computing diluted net income per common share	104,457	103,206	104,403	102,778
Basic net income per common share	$0.13	$0.12	$0.26	$0.23
Diluted net income per common share	$0.12	$0.11	$0.24	$0.21

Diluted net income per common share is calculated according to SFAS No. 128, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and six months ended June 30, 2008 and 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.1 million for both three-month periods and $2.2 million for both six-month periods in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation for both periods.

Note 10. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $1.9 million for the remainder of 2008, and $4.0 million and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013. In 2001, a financial institution issued a $12.0 million letter of credit which required us to maintain certificates of deposits as collateral until the leases expire in 2013. As of June 2008, however, we are no longer required to maintain certificates of deposits for this letter of credit, which is for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $84.4 million for operating lease commitments for facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, above, for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments as of June 30, 2008 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2008	$12,323	$(1,496)	$10,827
2009	24,827	(1,719)	23,108
2010	24,153	(219)	23,934
2011	19,207	(2,094)	17,113
2012	19,549	(2,628)	16,921
Thereafter	12,674	(1,345)	11,329
	$112,733	$(9,501)	$103,232

Of these future minimum lease payments, the Company has accrued $70.0 million in the facilities restructuring accrual at June 30, 2008. This accrual includes the minimum lease payments of $84.4 million and an estimate for operating expenses of $15.9 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $20.6 million and a present value discount of $9.7 million recorded in accordance with FASB Statement No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”).

In December 2005, the Company subleased 35,000 square feet of office space at the Pacific Shores Center, its former corporate headquarters in Redwood City, California through May 2013. In June 2005, the Company subleased 51,000 square feet of office space at the Pacific Shores Center, its previous corporate headquarters, in Redwood City, California through August 2008 with an option to renew through July 2013. The lessee has exercised its option and renewed this lease through August 2009. In February 2005, the Company subleased 187,000 square feet of office space at the Pacific Shores Center for the remainder of the lease term through July 2013 with a right of termination by the subtenant that is exercisable prior to October 2008 effective as of July 2009.

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2008 and December 31, 2007. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases, on substantially the same grounds as its February 2003 ruling on the prior motion to dismiss.

On July 15, 2002, the Company filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent `No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing,” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.”  In the suit, we sought an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the infringing products. On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent.

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

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest.  On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal.  The parties have filed appeal briefs, including responses and replies. Oral arguments on the appeal will likely be heard in late 2008 with a decision from the United States Circuit Court of Appeals for the Federal Circuit expected in late 2008 or early 2009. The permanent injunction remains in effect pending the appeal.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement. We filed an answer to the complaint on October 10, 2007. It is Informatica’s current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. Informatica intends to vigorously defend itself. This case is currently in the discovery phase.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, Informatica does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
North America	$78,237	$65,590	$147,596	$130,802
Europe	27,611	22,383	54,940	41,075
Other	7,912	6,289	14,934	9,499
	$113,760	$94,262	$217,470	$181,376

	June 30, 2008	December 31, 2007
Long-lived assets (excluding assets not allocated):
North America	$35,507	$19,247
Europe	9,226	1,769
Other	1,407	1,507
	$46,140	$22,523

No customer accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2008 and 2007. At June 30, 2008 and 2007, no single customer accounted for more than 10% of the accounts receivable balance.

Note 12. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the Board decided to issue Staff Position (“FSP FAS No. 157-2”) that (1) partially deferred the effective date of SFAS No. 157, for one year for certain nonfinancial assets and nonfinancial liabilities, and (2) removed certain leasing transactions from the scope of FAS 157. This FSP effectively delays the implementation of this pronouncement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157 for its nonfinancial assets and liabilities.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which addresses the accounting and reporting standards for the business combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this statement as required, and is currently evaluating the related accounting and disclosure requirements.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which addresses accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement also amends certain elements of ARB No. 51’s consolidation procedures for consistency with requirements of FASB No. 141 (revised 2007). This statement is effective for fiscal

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

  In March 2008, the FASB issued FASB Statement No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In April 2008, the FASB issued FSAB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this FSP as required, and is currently evaluating the related accounting and disclosure requirements.

In May 2008, the FASB issued Staff Position No. APB No. 14-1 (“FSP No. 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, Accounting for Convertible Debt and Debt and Debt Issued with Stock Purchase Warrants (“APBO No. 14”), and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., equity component). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this FSP as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with GAAP. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

Note 13. Acquisition

On May 15, 2008, Informatica Corporation acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million. The preliminary allocation of the purchase price is based upon a preliminary valuation and our estimates and assumptions are subject to change.

 The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Developed and core technology	$14,570
Customer relationships	12,620
In-process research and development	390
Goodwill	49,316
Assumed assets, net of liabilities	8,735
Total purchase price	$85,631

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in Statement of Financial Accounting Standards No. 141, Business Combinations, Financial Accounting Standards Board Interpretations No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that none of the identified intangible assets has any residual value. Further, management believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of goodwill for $49.3 million. The developed and core technology is amortized over 5.5 years on a straight line basis and customer relationships over 5 years on an accelerated basis consistent with expected benefits.

 In connection with the purchase price allocations, Informatica estimated the fair value of the support obligations assumed in connection with acquisitions. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products that the Company has acquired.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Identity Systems, acquired during the second quarter of 2008, on a pro forma basis, as though it had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

The unaudited pro forma financial information for the three and six months ended June 30, 2008 and 2007 combines the historical results of Informatica and Identity Systems for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$115,397	$98,200	$222,916	$188,699
Net income	$9,347	$9,693	$19,552	$18,006
Basic net income per common share	$0.11	$0.11	$0.22	$0.21
Diluted net income per common share	$0.10	$0.10	$0.21	$0.20
Shares used in computing basic net income per common share	88,565	87,293	88,347	86,863
Shares used in computing diluted net income per common share	104,457	103,206	104,403	102,778

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology: share-based payments; interest income or expense; provision for income taxes;  deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisition of Identity Systems; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses for on-demand offerings from customers and partners. Our software license revenues also include software upgrades, which are not part of post-contract services. Most of our international sales have been in Europe, and revenues outside of Europe and North America has comprised 6% or less of total consolidated revenues during the last three years. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public agencies, healthcare, high technology, manufacturing, retail, services, telecommunications, and transportation.

Despite the uncertainties in the financial markets, and the slowdown in certain sectors of the United States economy, we were able to grow our revenues in the second quarter of 2008 such that our total revenues increased 21% to $113.8 million compared to $94.3 million in the second quarter of 2007. License revenues increased 16% year-over-year, primarily as a result of increases in the volume of our transactions, and growth in international revenues. Services revenues increased 24% due to 23% growth in maintenance revenues which is attributable to the increased size of our installed customer base. Additionally, broader use of our existing products resulted in a 28% increase in our training and consulting revenues. Since our revenues has grown at a faster pace than the increase in our operating expenses, our operating income as a percentage of revenues has grown from 10% to 13% and from 9% to 12% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.

 Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coded development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror and Cognos, and SAP’s acquisition of Business Objects, which had previously acquired First Logic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

•
New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5. In June 2008, we delivered the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 and the Informatica On Demand Data Loader, a version upgrade to our entire data integration platform. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on our overall sales and revenues.

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

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In February 2008, we launched our new worldwide partner program, INFORM, which is comprised of a set of programs and services to help partners develop and promote solutions in conjunction with Informatica. In March 2008, we announced that Wipro Technologies selected Informatica Data Migration Suite to power its Data Migration Services. Since January 2007, we signed OEM agreements with Cognos (acquired by IBM), FAST (acquired by Microsoft), and other vendors. These are in addition to our global OEM partnerships with Oracle (Hyperion Solutions and Siebel), and our partnership with salesforce.com. See “Risk Factors - We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability. We have experienced some increases in revenues and sales productivity in the United States in the past few years. During the past year, we have also experienced increases in revenues and sales productivity internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

   Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, income tax expense or benefit are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Effective January 1, 2007, we adopted FIN No. 48 to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account.

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

In the quarter ended September 30, 2007, we released our valuation allowance for our non-stock option related deferred tax assets.  The remaining valuation allowance is related to our stock option deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not reduce our effective tax rate.

 In assessing the need for any additional non-stock valuation allowance in the quarter ended June 30, 2008, we considered all the evidence available to us both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, ongoing prudent and feasible tax planning strategies and the deductibility of a capital loss, and recorded a valuation allowance to reduce our deferred tax assets to the amount we believed was more likely than not to be realized based on such available evidence.  As a result of this analysis, we determined that we needed to increase our valuation allowance for non stock option related deferred tax assets by approximately $0.3 million resulting from a nondeductible capital loss.

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

Accounting for impairment of goodwill will be impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FSP No. 157-2 for nonfinancial assets and liabilities which is both effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We will apply this pronouncement to our accounting for impairment of goodwill in 2009.

Acquisitions

In accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

A number of events could potentially affect the accuracy of our assumptions and estimates. Although we believe the assumptions and estimates that we have made are reasonable and appropriate, nevertheless a level of uncertainty is inherent in all such decisions.  The following are some of the examples of critical accounting estimates that we have applied in our acquisitions:

•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.

 In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the support contracts prior to the acquisition date. We also do not include the estimated research and development costs in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition.

In any acquisition, we may identify certain pre-acquisition contingencies. If we are able to determine the fair value of such contingencies during the purchase price allocation period, we will include that amount in the purchase price allocation. On the other hand, if as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. Under the provisions of SFAS No. 141, with the exception of unresolved income tax matters, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

Accounting for business combinations will be impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FSP No. 157-2 for nonfinancial assets and liabilities and SFAS No. 141(R), Business Combinations, which are both effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We will apply these pronouncements to business combinations in 2009.

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R). Our historical volatility rates decreased in 2008 from 2007 primarily due to more stable stock prices in recent quarters and exclusion of more volatile years from the calculation of our historical volatility rates. Our implied volatility rates have remained relatively unchanged. Our weighted-average volatility rates were at 38% for both of the three and six months ended June 30, 2008, compared to 37% and 39% for the three and six months ended June 30, 2007, respectively. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future will increase accordingly. For instance, a 10 percentage point higher volatility would have resulted in a $1.6 million increase in the fair value of options granted during the second quarter of 2008.

Our expected life of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We assumed an expected life of 3.3 years in 2007 and the first two quarters of 2008.

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

Results of Operations

The following table presents certain financial data for the three and six months ended June 30, 2008 and 2007 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
License	43%	44%	43%	44%
Service	57	56	57	56
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	19	18	19	18
Amortization of acquired technology	1	1	1	1
Total cost of revenues	21	20	21	20
Gross profit	79	80	79	80
Operating expenses:
Research and development	16	18	17	19
Sales and marketing	40	41	41	41
General and administrative	8	10	8	9
Amortization of intangible assets	1	—	—	1
Facilities restructuring charges	1	1	1	1
Purchased in-process research and development	—	—	—	—
Total operating expenses	66	70	67	71
Income from operations	13	10	12	9
Interest income	3	6	4	6
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	—	(1)	—	—
Income before provision for income taxes	14	13	14	13
Provision for income taxes	4	2	4	2
Net income	10%	11%	10%	11%

Revenues

Our total revenues increased to $113.8 million for the three months ended June 30, 2008 from $94.3 million for the three months ended June 30, 2007, representing an increase of $19.5 million (or 21%). Total revenues increased to $217.5 million for the six months ended June 30, 2008 from $181.4 million for the six months ended June 30, 2007, representing an increase of $36.1 million (or 20%).

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
License revenues	$48,523	$41,838	16%	$92,732	$79,400	17%
Service revenues:
Maintenance	45,475	36,932	23%	86,890	71,561	21%
Consulting and education	19,762	15,492	28%	37,848	30,415	24%
Total service revenues	65,237	52,424	24%	124,738	101,976	22%
	$113,760	$94,262	21%	$217,470	$181,376	20%

License Revenues

Our license revenues increased to $48.5 million (or 43% of total revenues) and $92.7 million (or 43% of total revenues) for the three and six months ended June 30, 2008, respectively, from $41.8 million (or 44% of total revenues) and $79.4 million (or 44% of total revenues) for the three and six months ended June 30, 2007, respectively. The increase in license revenues of $6.7 million (or 16%) for the three months ended June 30, 2008, and $13.3 million (or 17%) for the six months ended June 30, 2008, compared to the same periods in 2007, was primarily due to an increase in the volume of transactions, and to a lesser extent, a slight increase in the average size of the transactions. We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) unspecified upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if-available. The average transaction amount for orders greater than $100,000 in the second quarter of 2008, including the upgrades stated in (1) above, increased to $310,000 from $306,000 in the second quarter of 2007, and remained relatively consistent at $305,000 for the comparable six month periods.  Further, transactions of $1.0 million or more declined slightly in the comparative three and six month periods in 2008 compared with 2007. In addition, our growth in license revenues reflected the continued market acceptance of the most recent versions of our data integration and data quality products introduced in October 2007.

Service Revenues

Maintenance Revenues

Maintenance revenues increased to $45.5 million (or 40% of total revenues) for the three months ended June 30, 2008, compared to $36.9 million (or 39% of total revenues) for the three months ended June 30, 2007. The $8.6 million (or 23%) increase in the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to an increase in the size of our customer base. Maintenance revenues increased to $86.9 million (or 40% of total revenues) for the six months ended June 30, 2008, compared to $71.6 million (or 39% of total revenues) for the six months ended June 30, 2007. The $15.3 million (or 21%) increase in the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to an increase in the size of our customer base.  For the remainder of 2008, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2007 levels.

Consulting and Education Revenues

Consulting and education revenues increased to $19.8 million (or 17% of total revenues) for the three months ended June 30, 2008, compared to $15.5 million (or 16% of total revenues) for the three months ended June 30, 2007. The $4.3 million (or 28%) increase in the three months ended June 30, 2008, compared to the same period in 2007, was the result of a higher demand for our consulting and education services globally. Consulting and education revenues increased to $37.8 million (or 17% of total revenues) for the six months ended June 30, 2008, compared to $30.4 million (or 17% of total revenues) for the six months ended June 30, 2007. The $7.4 million (or 24%) increase in the six months ended June 30, 2008, compared to the same period in 2007, as the result of a higher demand for our consulting and education services globally. For the remainder of 2008, we expect to maintain our current utilization rates and continue to add to our overall consulting capacity, and thus we expect revenues from consulting and education services to increase from the comparable 2007 levels.

International Revenues

International revenues were $35.5 million (or 31% of total revenues) for the three months ended June 30, 2008, compared to $28.7 million (or 30% of total revenues) for the three months ended June 30, 2007. The $6.8 million (or 24%) increase for the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to an increase in international service revenues as a result of a larger and growing install base.  International revenues were $69.9 million (or 32% of total revenues) for the six months ended June 30, 2008, compared to $50.6 million (or 28% of total revenues) for the six months ended June 30, 2007. The $19.3 million (or 38%) increase for the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to an increase in international license and service revenues as a result of a larger and growing install base.  For the remainder of 2008, we expect international revenues as a percentage of total revenues to be relatively consistent with, or increase slightly from the comparable 2007 levels.

Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our future revenues are dependent upon the following: (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not been shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs, where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied.

However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at June 30, 2008, were approximately $139.5 million, compared to $116.7 million at June 30, 2007, and $140.4 million at December 31, 2007. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Cost of license revenues	$897	$943	(5)%	$1,590	$1,748	(9)%
Cost of service revenues	21,380	16,945	26%	41,165	33,259	24%
Amortization of acquired technology	951	727	31%	1,571	1,449	8%
Total cost of revenues	$23,228	$18,615	25%	$44,326	$36,456	22%
Cost of license revenues, as a percentage of license revenues	2%	2%	—%	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	33%	32%	1%	33%	33%	—%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $0.9 million (or 2% of license revenues) for both of the three-month periods ended June 30, 2008 and 2007. Cost of license revenues decreased to $1.6 million (or 2% of license revenues) for the six months ended June 30, 2008 from $1.7 million (or 2% of license revenues) for the six months ended June 30, 2007. The decrease of $0.1 million (or 9%) in cost of license revenues for the six months ended June 30, 2008, compared to the same period in 2007, was due to the smaller proportion of royalty based products being shipped during the six months ended June 30, 2008.

For the remainder of 2008, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with or slightly higher than in the first two quarters of 2008.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, and education revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues increased to $21.4 million (or 33% of service revenues) for the three months ended June 30, 2008 from $16.9 million (or 32% of service revenues) for the three months ended June 30, 2007. The increase of $4.5 million (or 26%) for the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to headcount growth in the customer support, professional services, and education service groups, and higher subcontractor fees in the consulting services group. Cost of service revenues increased to $41.2 million (or 33% of service revenues) for the six months ended June 30, 2008 from $33.3 million (or 33% of service revenues) for the six months ended June 30, 2007. The increase of $7.9 million (or 24%) for the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to headcount growth in the customer support, professional services, and education services groups, and higher subcontractor fees in the consulting services group. For the remainder of 2008, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first and second quarters of 2008, or increase slightly from the current levels.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Amortization of acquired technology	$951	$727	31%	$1,571	$1,449	8%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $1.0 million for the three months ended June 30, 2008, compared to $0.7 million for the three months ended June 30, 2007. Amortization of acquired technology increased to $1.6 million for the six months ended June 30, 2008, compared to $1.4 million for the six months ended June 30, 2007. The increases of $0.3 million (or 31%) and $0.2 million (or 8%) for the three and six months ended June 30, 2008, respectively compared to the same periods in the prior year, is the result of amortization of certain technologies that we acquired in May 2008 in connection with the Identity Systems acquisition, offset by certain technologies related to the Striva acquisition that were fully amortized as of December 31, 2007. We expect amortization of other acquired technology to be approximately $2.6 million for the remainder of 2008, assuming we do not make any additional acquisitions in the future.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Research and development	$18,497	$16,949	9%	$36,221	$34,973	4%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Research and development expenses increased to $18.5 million (or 16% of total revenues) for the three months ended June 30, 2008, compared to $16.9 million (or 18% of total revenues for the three months ended June 30, 2007. The $1.6 million (or 9%) increase for the three months ended June 30, 2008, compared to the same period in 2007, was due to a $2.3 million increase in personnel-related costs offset by a $0.6 million reduction in outside services. Research and development expenses increased to $36.2 million (or 17% of total revenues) for the six months ended June 30, 2008, compared to $35.0 million (or 19% of total revenues) for the six months ended June 30, 2007. The increase of $1.2 million (or 4%) for the six months ended June 30, 2008, compared to the same period in 2007, was due to personnel-related costs, which increased by $4.2 million offset by a reduction in legal fees associated with patent litigation and consulting services of $3.0 million. All of our software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. The research and development expenses as percentage of total revenues declined by 2% for both three and six months ended June 30, 2008, compared to the same periods in 2007, mainly due to benefits of scale as our revenues have increased proportionately more than our research and development expenses. For the remainder of 2008, we expect the research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first and second quarters of 2008.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Sales and marketing	$45,966	$39,103	18%	$88,753	$74,214	20%

Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $46.0 million (or 40% of total revenues)

for the three months ended June 30, 2008 from $39.1 million (or 41% of total revenues) for the three months ended June 30, 2007. The $6.9 million (or 18%) increase for the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to a $6.3 million increase in personnel-related costs, as a result of an increase in headcount from 448 in June 2007 to 552 in June 2008. Also contributing to this increase was a $0.6 million increase in marketing program spending. Sales and marketing expenses increased to $88.8 million (or 41% of total revenues) for the six months ended June 30, 2008 from $74.2 million (or 41% of total revenues) for the six months ended June 30, 2007. The increase of $14.6 million (or 20%) for the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to a $14.3 million increase in personnel-related costs (including sales commissions) and due to an increase in headcount. Also contributing to the increase was a $0.7 million increase in marketing program spending offset by a $0.4 million decrease in share-based payments. The sales and marketing expenses as percentage of total revenues declined by 1% for the three months ended June 30, 2008, compared to the same period in 2007, mainly due to benefits of scale as our revenues have increased proportionately more than our sales and marketing expenses. For the remainder of 2008, we expect sales and marketing expenses as a percentage of total revenues to decrease slightly from the first and second quarters of 2008.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
General and administrative	$9,146	$9,134	—%	$17,515	$16,859	4%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal and accounting services. General and administrative expenses remained flat at $9.1 million (or 8% of total revenues) for the three months ended June 30, 2008, compared to $9.1 million (or 10% of total revenues) for the three months ended June 30, 2007. General and administrative expenses increased to $17.5 million (or 8% of total revenues) for the six months ended June 30, 2008, compared to $16.9 million (or 9% of total revenues) for the six months ended June 30, 2007. The increase of $0.6 million (or 4%) for the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to an increase of $1.3 million in personnel related costs due to headcount increase offset by a $0.8 million decrease in outside services. The general and administrative expenses as percentage of total revenues declined by 2% and 1% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses. For the remainder of 2008, we expect general and administrative expenses, as a percentage of total revenues, to remain relatively consistent with the first and second quarters of 2008.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Amortization of intangible assets	$993	$362	174%	$1,355	$718	89%

Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through business acquisitions. Amortization of intangible assets increased to $1.0 million and $1.4 million for the three and six months ended June 30, 2008, respectively from $0.4 million and $0.7 million for the three and six months ended June 30, 2007, respectively. The increase of $0.6 million and $0.7 million for the three and six months ended June 30, 2008, respectively compared to the same periods in 2007 was due to certain customer relationships acquired in May 2008 because of the Identity Systems acquisition. We expect amortization of the remaining intangible assets to be approximately $2.9 million for the remainder of 2008, assuming we do not make any additional acquisitions in the future.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Facilities restructuring charges	$921	$1,026	(10)%	$1,868	$2,075	(10)%

For the three and six months ended June 30, 2008, we recorded $0.9 million and $1.8 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. For the three and six months ended June 30, 2007, we recorded $1.0 million and $2.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of June 30, 2008, $70.0 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.3 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively and $5.3 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2008 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively and $0.7 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2008 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Purchased In-Process Research and Development

The following table sets forth, for the periods indicated, our purchased in-process research and development (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Purchased in-process research and development	$390	$—	*	$390	$—	*

 *  Percentage is not meaningful

In the three and six months ended June 30, 2008, in conjunction with our acquisition of Identity Systems, we recorded in-process research and development (IPR&D) charges of $0.4 million. The IPR&D charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. We may further incur IPR&D charges if we make additional acquisitions in the future.

Interest Income, Expense and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Interest income	$3,650	$5,371	(32)%	$8,507	$10,420	(18)%
Interest expense	(1,799)	(1,796)	—%	(3,601)	(3,600)	—%
Other income (expense), net	(86)	(218)	(61)%	417	(304)	(237)%
	$1,765	$3,357	(47)%	$5,323	$6,516	(18)%

Interest income, expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions. The decrease of $1.6 million (or 47%) in the three months ended June 30, 2008, compared to the same period in 2007, was primarily due to a $1.7 million decrease in interest income due to lower investment yields. The decrease of $1.2 million (or 18%) in the six months ended June 30, 2008, compared to the same period in 2007, was primarily due to a $1.9 million decrease in interest income received from lower investment yields and $0.2 million loss on liquidation of a branch office, which was partially offset by an increase of $1.0 million in foreign exchange gains. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods. As interest rates continue to decline, we expect our interest income to decline accordingly.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$4,881	$1,974	147%	$9,638	$3,047	216%
Effective tax rate	29.8%	15.9%	13.9%	29.8%	13.5%	16.3%

In the quarter ended September 30, 2007, the Company released its valuation allowance for its non-stock option related deferred tax assets. The remaining valuation allowance is related to Informatica’s stock option deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not reduce the Company’s effective tax rate.  Prior to September 30, 2007, the Company’s effective tax rate was primarily based on federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. Our effective tax rate was 29.8% and 15.9% for the three months ended June 30, 2008 and 2007, respectively, and 29.8% and 13.5% for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate for the three and six months ended June 30, 2008 differed from the federal statutory rate of 35% primarily due to the non-deductibility of share-based payments, as well as the accrual of reserves, related to uncertain tax positions offset by the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided for residual U.S. taxes in any of these jurisdictions since we intend to reinvest such earnings indefinitely. As discussed above, the 15.9% and 13.5% effective tax rates for the three and six months ended June 30, 2007, respectively represented primarily federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations.

The FIN No. 48 unrecognized tax benefits, if recognized, would impact our income tax provision by $6.8 million and $6.0 million as of June 30, 2008 and 2007, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at June 30, 2008 and 2007 were approximately $484,000 and $225,000, respectively. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We expect to maintain an effective tax rate close to what was experienced in the first and second quarters of 2008 for the remainder of 2008. Our effective tax rate is generally lower than our statutory tax rate of 35% due to lower tax rates applicable to foreign jurisdictions and domestic tax credits.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock. As of June 30, 2008, we had $462.4 million in available cash and cash equivalents and short-term investments.

Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and sales of our common stock under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Cash provided by operating activities for the six months ended June 30, 2008 was $41.8 million, representing an increase of $7.8 million from the six months ended June 30, 2007. This increase primarily resulted from $3.2 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. We were able to recognize the excess tax benefits from share-based payments for $4.4 million during the six months ended June 30, 2008. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $21.5 million during the six months ended June 30, 2008. Our “Days Sales Outstanding” in accounts receivable decreased from 53 days at June 30, 2007 to 50 days at June 30, 2008. Days outstanding at June 30, 2008 were primarily impacted by improvements to our collection efforts and also due to more revenue booked and invoiced during the first month of the second quarter of 2008 compared to the same period in 2007. Cash provided by operating activities for the six months ended June 30, 2007 was $34.0 million, primarily resulting from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Investing Activities: We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. Since we invest only in money market funds and short-term marketable securities, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we will account for on a cost basis.  On May 15, 2008, we acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million and acquired cash of $5.8 million. As of June 2008, we are no longer required to maintain certificates of deposits for the $12.0 million letter of credit that a financial institution issued in 2001 for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California. Accordingly, we classified accordingly the release of such restricted cash associated with these certificates of deposits from investing activities to operating activities.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities for the six months ended June 30, 2008 was $7.3 million due to the issuance of common stock to option holders and to participants of our ESPP program for $18.8 million, and $4.4 million of excess tax benefits from share-based payments which were partially offset by a $15.8 million repurchase and retirement of common stock. Net cash provided by financing activities for the six months ended June 30, 2007 was $9.4 million due to the issuance of common stock to option holders and to participants of our ESPP program for $15.3 million partially offset by a $6.0 million repurchase and retirement of common stock. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

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

In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of our common stock. As of April 30, 2007, we repurchased 2,238,000 shares at a cost of $30 million.

In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. Further, in April 2008, our Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. These repurchased shares will be retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock repurchase program.  As of June, 30, 2008, we have repurchased 2,795,000 shares at cost of $43.4 million (under the 2007 approval), including 576,000 shares at a cost of $9.5 million during the three months ended June 30, 2008. We have $6.6 million remaining available to repurchase shares under the April 2006 approval as of June 30, 2008. We have not used any portion of the $75 million authorized for repurchases under the April 2008 approval as of June 30, 2008. Neither of these two repurchase programs have an expiration date.

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

Letters of Credit

In 2001, a financial institution issued a $12.0 million letter of credit which required us to maintain certificates of deposit as collateral until the leases expire in 2013. As of June 2008, however, we are no longer required to maintain certificates of deposits for this letter of credit related to our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of June 30, 2008, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2008	2009 and 2010	2011 and 2012	2013 and Beyond
Operating lease obligations:
Operating lease payments	$112,733	$12,323	$48,980	$38,756	$12,674
Future sublease income	(9,501)	(1,496)	(1,938)	(4,722)	(1,345)
Net operating lease obligations	103,232	10,827	47,042	34,034	11,329
Debt obligations:
Principal payments *	230,000	—	—	—	230,000
Interest payments	124,200	3,450	13,800	13,800	93,150
Other obligations **	300	300	—	—	—
	$457,732	$14,577	$60,842	$47,834	$334,479
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

Our contractual obligations for 2008 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $1.9 million for the remainder of 2008, and $4.0 million, and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

The information also excludes the $6.8 million of unrecognized FIN No. 48 tax benefits discussed in Note 8. Income Taxes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report because it is not possible to estimate the time period that it might be paid to tax authorities.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $84.4 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, and Note 10. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

We have $70.0 million in the restructuring and excess facilities accrual at June 30, 2008. This includes a minimum lease payment of $84.4 million, plus estimated operating expenses of $15.9 million, less estimated sublease income of $20.6 million, and less the present value impact of $9.7 million recorded in accordance with SFAS No. 146.  Our sublease income assumptions are based on existing sublease agreements and current market conditions and other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

We have sublease agreements for leased office space at the Pacific Shores Center in Redwood City, California. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. We expect at this time that the sublessees will fulfill their obligations under the terms of the current lease agreements.

In February 2000, we entered into two lease agreements for two buildings in Redwood City, California (our former corporate headquarters), which we occupied from August 2001 through December 2004. These two lease agreements will expire in July 2013.

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

For the six months ended June 30, 2008, the average annual rate of return on our investments was 3.6%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2008, we had net unrealized before tax gains of $0.4 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2008, the fair market value of the portfolio would change by approximately $1.1 million. We have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

Foreign Currency Risk

We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. To date, the net effect of changes in foreign currency exchange rates on our net income has not been material. Operating expenses incurred by our foreign subsidiaries are denominated primarily in local currencies. We currently do not use financial instruments to hedge these operating expenses. We will continue to assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court issued an order granting in part motions to dismiss the amended complaints in the focus cases, on substantially the same grounds as its February 2003 ruling on the prior motion to dismiss.

On July 15, 2002, we filed a patent infringement action in U.S. District Court in Northern California against Acta Technology, Inc. (“Acta”), now known as Business Objects Data Integration, Inc. (“BODI”), asserting that certain Acta products infringe on three of our patents: U.S. Patent `No. 6,014,670, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing,” U.S. Patent No. 6,339,775, entitled “Apparatus and Method for Performing Data Transformations in Data Warehousing” (this patent is a continuation in part of and claims the benefit of U.S. Patent No. 6,014,670), and U.S. Patent No. 6,208,990, entitled “Method and Architecture for Automated Optimization of ETL Throughput in Data Warehousing Applications.” ” In the suit, we sought an injunction against future sales of the infringing Acta/BODI products, as well as damages for past sales of the infringing products.  On February 26, 2007, as stipulated by both parties, the Court dismissed the infringement claims on U.S. Patent No. 6,208,990 as well as BODI’s counterclaims on this patent.

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

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest.  On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal.  The parties have filed appeal briefs, including responses and replies. Oral arguments on the appeal will likely be heard in late 2008 with a decision from the United States Circuit Court of Appeals for the Federal Circuit expected in late 2008 or early 2009. The permanent injunction remains in effect pending the appeal.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement. We filed an answer to the complaint on October 10, 2007. It is our current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. We intend to vigorously defend ourselves. This case is currently in the discovery phase.

We are also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, we do not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

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

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic and was recently acquired by SAP), IBM (which acquired Ascential Software, DataMirror, and Cognos), Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions and Siebel), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. With regard to data quality, we compete against Business Objects, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

We believe that the introduction and market acceptance of new products and enhancement of existing products are important to our continued success. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. [- In March 2007, we launched Information On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. In September 2007, we announced a new Informatica On Demand service: Informatica Data Quality Assessment for salesforce.com which uses pre-defined rules to identify missing, invalid, and duplicate data. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5. In June 2008, we delivered the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 and the Informatica On Demand Data Loader, a version upgrade to our entire data integration platform. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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

Our quarterly operating results, particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues, which are primarily sold on a perpetual license basis, are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. Also, we could experience customer order deferrals in anticipation of future new product introductions or product enhancements, as well as a result of particular budgeting and purchase cycles of our customers. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.

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

We have expanded our international operations and have opened new sales offices in other countries. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability. We have experienced some increases in revenue and sales productivity in the United States in the past few years. While in the past year, we have experienced increases in revenues and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in the third quarter of 2006, increased in the fourth quarter of 2006 and throughout 2007, and declined in the first half of 2008. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenue and operating expenses has been immaterial. However, as our international operations grow, the effect of changes in the foreign currency exchange rates could be greater in terms of revenue and operating expenses. The potential effect can be magnified in those areas where we have development centers without commensurate revenue generation, such as Israel and India, to offset the impact of currency changes on operating expenses. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

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

Recent turmoil in the U.S. lending markets, the state of housing markets, rising fuel prices, increases in consumer price index, and other related factors are having an impact on the overall U.S. economy and thus the buying patterns of our customers and prospects. If the U.S. economy does not continue to grow or stabilize, our results of operations could be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

Additionally, adverse changes in the U.S. economy could negatively affect our international markets. For example, it appears that changes in the U.S. economy are already having some negative effect on the European financial services sector. Further, if the economies of Europe and Asia-Pacific do not continue to grow or if there is an escalation in regional or global conflicts, we may fall short of our revenue expectations. Any economic slowdown could adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations. Although we are investing in Asia-Pacific, there are significant risks with overseas investments and our growth prospects in Asia-Pacific are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. We have become a global OEM partner with Cognos (acquired by IBM), FAST (which was recently acquired by Microsoft), SAP, and Hyperion Solutions (acquired by Oracle) and have partnered with salesforce.com. We have also expanded and extended our OEM relationship with Oracle.

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

Management’s assessment of internal control over financial reporting requires management to make subjective judgments and some of our judgments will be in areas that may be open to interpretation.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. Turnover levels increased slightly in 2007, and improved in the first half of 2008. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

In addition, we have experienced turnover in other areas of the business. As the market becomes increasingly competitive and the hiring becomes more difficult and costly, our personnel become more attractive to other companies. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel. If we are unable to effectively attract and train new personnel, or if we continue to experience an increase in the level of turnover, our results of operations may be negatively impacted.

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

The process of determining our anticipated tax liabilities involves many calculations and estimates, which are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of audits with tax authorities. We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.

Furthermore, our overall effective income tax rate may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting rules including FIN No. 48 and SFAS No. 123(R), and variations in the estimated and actual level of annual pre-tax income.

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

We may not successfully integrate Identity Systems’ technologies, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

In May 2008, we acquired Identity Systems, a provider of identity resolution technology. The successful integration of Identity Systems’ technologies, employees, and business operations will place an additional burden on our management and infrastructure. This acquisition, and others we may make in the future, will subject us to a number of risks, including:

●	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships;

●
any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to Identity Systems’ installed customer base or Identity System’s products to our installed customer base;

●	the assumption of any contracts or agreements from Identity that contain terms or conditions that are unfavorable to us; and

●
the potential impairment of our goodwill and other intangible assets and a need for a subsequent write-off or write-down of our goodwill balance based upon a failure to meet our revenue goals and objectives in the future in relation to our company market value.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Identity Systems acquisition. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel, and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity, in December 2006, we acquired Itemfield, and in May 2008 we acquired Identity Systems. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, and potential decline in the fair value of investments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2007, our Board of Directors authorized and announced a stock repurchase program for up to $50 million of our common stock. In April 2008, our Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Repurchases can be made from time to time in the open market and will be funded from available working capital. There is no expiration dates for any of these two repurchase programs. The purpose of our stock repurchase program is to enhance shareholder value, including offsetting dilution from our stock-based incentive plans. The number of shares acquired and the timing of the repurchases are based on several factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

The following table provides information about the repurchase of our common stock during the three months ended June 30, 2008:

Period	(1) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 – April 30	202,903	$15.96	202,903	$87,857
May 1 – May 31	373,391	16.74	373,391	81,607
June 1 – June 30	—	—	—	—
Total	576,294	$16.47	576,294	$81,607
____________

(1)	All shares repurchased in open-market transactions under the repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on May 22, 2008. Each of the matters was approved by the requisite vote.

(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class II directors:

	Votes For	Votes Withheld
A. Brooke Seawell	79,601,089	4,047,946
Mark A. Bertelsen	74,317,805	9,331,230
Godfrey R. Sullivan	79,880,722	3,768,313

Our Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms.  The term to our Class III directors, David W. Pidwell, Sohaib Abbasi, and Geoffrey W. Squire, will expire at the Annual Meeting of Stockholders in 2009.  The term of our Class I directors, Janice D. Chaffin, Carl J. Yankowski and Charles J. Robel, will expire at the Annual Meeting of Stockholders in 2010.

(b)	The new Employee Stock Purchase Plan, reserving 8,850,000 shares of common stock for issuance thereunder, was approved:

Affirmative Votes	67,674,319
Negative Votes	9,062,459
Votes Abstain	17,159
Broker Non-Votes	6,895,098

(c)	Ernst & Young LLP was ratified as our independent registered public accounting firm for the year ending December 31, 2008.

Affirmative Votes	79,316,948
Negative Votes	4,309,588
Votes Abstain	22,498
Broker Non-Votes	—

ITEMS 3 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 17, 2008, by and among Intellisync Corporation, Informatica Corporation, and Nokia Inc.

10.1	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMATICA CORPORATION

August 7, 2008	By:	/s/ EARL FRY
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2008

Exhibit No.	Description

2.1	Stock Purchase Agreement dated as of April 17, 2008, by and among Intellisync Corporation, Informatica Corporation, and Nokia Inc.

10.1	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.