Form 10-Q
period 2008-09-30
INFORMATICA CORP
filed 2008-11-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, there were approximately 87,681,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$281,620	$203,661
Short-term investments	169,661	281,197
Accounts receivable, net of allowances of $2,282 and $1,299, respectively	60,597	72,643
Deferred tax assets	23,931	18,294
Prepaid expenses and other current assets	24,704	14,693
Total current assets	560,513	590,488

Restricted cash	—	12,122
Property and equipment, net	8,963	10,124
Goodwill	215,759	166,916
Other intangible assets, net	33,777	12,399
Other assets	9,577	6,595
Total assets	$828,589	$798,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,646	$4,109
Accrued liabilities	23,928	25,381
Accrued compensation and related expenses	25,829	33,053
Income taxes payable	—	248
Accrued facilities restructuring charges	20,435	18,007
Deferred revenues	104,878	99,415
Total current liabilities	181,716	180,213

Convertible senior notes	230,000	230,000
Accrued facilities restructuring charges, less current portion	47,226	56,235
Long-term deferred revenues	10,502	13,686
Long-term income taxes payable	8,928	5,968
Total liabilities	478,372	486,102

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	88	87
Additional paid-in capital	385,156	377,277
Accumulated other comprehensive income (loss)	(673)	5,640
Accumulated deficit	(34,354)	(70,462)
Total stockholders’ equity	350,217	312,542
Total liabilities and stockholders’ equity	$828,589	$798,644

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License	$45,846	$40,990	$138,578	$120,390
Service	67,971	55,013	192,709	156,989
Total revenues	113,817	96,003	331,287	277,379

Cost of revenues:
License	722	770	2,312	2,518
Service	20,404	17,169	61,569	50,428
Amortization of acquired technology	1,283	726	2,854	2,175
Total cost of revenues	22,409	18,665	66,735	55,121

Gross profit	91,408	77,338	264,552	222,258

Operating expenses:
Research and development	18,263	17,195	54,484	52,168
Sales and marketing	43,667	38,410	132,420	112,624
General and administrative	9,412	9,025	26,927	25,884
Amortization of intangible assets	1,502	361	2,857	1,079
Facilities restructuring charges	896	1,003	2,764	3,078
Purchased in-process research and development	—	—	390	—
Total operating expenses	73,740	65,994	219,842	194,833

Income from operations	17,668	11,344	44,710	27,425

Interest income	3,191	5,651	11,698	16,071
Interest expense	(1,830)	(1,794)	(5,431)	(5,394)
Other income (expense), net	139	(46)	556	(350)
Income before provision for income taxes	19,168	15,155	51,533	37,752
Provision for income taxes	5,787	709	15,425	3,756
Net income	$13,381	$14,446	$36,108	$33,996
Basic net income per common share	$0.15	$0.17	$0.41	$0.39
Diluted net income per common share	$0.14	$0.15	$0.38	$0.36
Shares used in computing basic net income per common share	88,570	87,428	88,422	87,062
Shares used in computing diluted net income per common share	103,740	103,151	103,735	102,912

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$36,108	$33,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,199	7,983
Allowance for doubtful accounts and sales returns allowance	742	74
Share-based payments	11,984	11,671
Deferred income taxes	(5,637)	(11,614)
Tax benefits from stock option plans	7,067	4,479
Excess tax benefits from share-based payments	(5,237)	(4,130)
Amortization of intangible assets and acquired technology	5,711	3,254
In-process research and development	390	—
Non-cash facilities restructuring charges	2,764	3,078
Other non-cash items	246	—
Changes in operating assets and liabilities:
Accounts receivable	16,143	9,270
Prepaid expenses and other assets	(10,022)	(1,913)
Accounts payable and other current liabilities	(7,363)	(6,717)
Income taxes payable	2,788	(1,404)
Accrued facilities restructuring charges	(9,222)	(11,086)
Deferred revenues	1,460	5,850
Net cash provided by operating activities	52,121	42,791
Investing activities:
Purchases of property and equipment	(3,162)	(4,389)
Purchases of investments	(198,302)	(316,971)
Purchase of investment in equity interest	(3,000)	—
Maturities of investments	254,935	265,033
Sales of investments	54,351	34,603
Business acquisition, net of cash acquired	(79,844)	—
Transfer from restricted cash	12,016	—
Net cash provided by (used in) investing activities	36,994	(21,724)
Financing activities:
Net proceeds from issuance of common stock	26,089	22,430
Repurchases and retirement of common stock	(37,260)	(20,628)
Excess tax benefits from share-based payments	5,237	4,130
Net cash provided by (used in) financing activities	(5,934)	5,932
Effect of foreign exchange rate changes on cash and cash equivalents	(5,222)	2,617
Net increase in cash and cash equivalents	77,959	29,616
Cash and cash equivalents at beginning of period	203,661	120,491
Cash and cash equivalents at end of period	$281,620	$150,107

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2008 and 2007 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2008, or any future period.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions were made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also instances that management’s judgment in selecting an available alternative would not produce a materially different result.

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

Revenue Recognition

The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 97-2 (“SOP No. 97-2”), Software Revenue Recognition, as amended and modified by American Institute of Certified Public Accountants Statement of Position No. 98-9 (“SOP No. 98-9”), Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, American Institute of Certified Public Accountants Statement of Position No. 81-1 (“SOP No. 81-1”), Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, and other authoritative accounting literature.

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

Delivery has occurred. Software is considered delivered when title to the physical software media passes to the customer or, in the case of electronic delivery, when the customer has been provided with the access codes to download and operate the software.

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

Collection is probable. Credit worthiness and collectibility are first assessed at a country level based on the country’s overall economic climate and general business risk. For customers in the countries that are deemed credit-worthy, credit and collectibility are then assessed based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized at the time that payment is received.

The Company also enters into OEM arrangements that provide for license fees based on inclusion of our technology and/or products in the OEM’s products. These arrangements provide for fixed and irrevocable royalty payments. The Company recognizes royalty payments as revenues based on the royalty report that it receives from the OEMs. In the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition have been met.

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

Fair Value Measurement of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value and establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. At January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, which address aspects of the expanding application of fair value accounting. The company has elected not to use the fair value option for any of its financial assets and liabilities held as of the beginning of the quarter ended March 31, 2008 under SFAS No. 159.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

SFAS 157 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

The following table summarizes the fair value measurement classification of Informatica as of September 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$95,279	$95,279	$—	$—
Marketable securities	250,300	—	250,300	—
Total money market funds and marketable securities	345,579	95,279	250,300	—
Investment in equity interest	3,000	—	—	3,000
Total	$348,579	$95,279	$250,300	$3,000
Liabilities:
Convertible senior notes	$217,350	$217,350	$—	$—

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 financial assets and liabilities. The Company also held a $3 million investment in the preferred stock of a privately held company at September 30, 2008, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company considered the price paid by other third party investors purchasing preferred stock in the same privately held company during the second and third quarters of 2008. Further, there was an investment by a third party with similar terms and for the same amount and percentage of ownership interest in the first quarter of 2008.

Share-Based Payments

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS No. 123(R)”) also requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company is using an average of the past four quarters of actual forfeited options to determine its forfeiture rate.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of its share-based payment awards with no expected dividends using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Option Grants:
Expected volatility	39%	39%	38 – 41%	37 – 41%
Weighted-average volatility	39%	39%	38%	39%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.3	3.3	3.3
Risk-free interest rate	3.0%	4.6%	2.7%	4.6 – 4.7%
ESPP: *
Expected volatility	42%	37%	38 – 42%	34– 37%
Weighted-average volatility	42%	37%	40%	35%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate— ESPP	1.9%	5.0%	1.9 – 2.2%	5.0– 5.2%

____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocation of share-based payments for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of service revenues:	$495	$385	$1,534	$1,275
Research and development	1,013	969	3,043	2,806
Sales and marketing	1,332	1,359	3,935	4,390
General and administrative	1,198	1,040	3,472	3,200
Total share-based payments	$4,038	$3,753	$11,984	$11,671
Tax benefit of share-based payments	(748)	(676)	(2,244)	(2,375)
Total share-based payments, net of tax benefit	$3,290	$3,077	$9,740	$9,296

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

Realized gains recognized for the three and nine months ended September 30, 2008 were $10,000 and $91,000, respectively. There were no realized gains or losses recognized for the three and nine months ended September 30, 2007. The realized gains are included in other income of the consolidated results of operations for the respective periods. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s investments as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$105,702	$—	$—	$105,702
Cash equivalents:
Money market funds	95,279	—	—	95,279
Commercial paper	43,642	—	—	43,642
U.S. government notes and bonds	36,994	3	—	36,997
Total cash equivalents	175,915	3	—	175,918
Total cash and cash equivalents	281,617	3	—	281,620
Short-term investments:
Commercial paper	6,943	—	—	6,943
Corporate notes and bonds	33,792	14	(235)	33,571
Federal agency notes and bonds	89,303	157	(140)	89,320
U.S. government notes and bonds	39,720	107	—	39,827
Total short-term investments	169,758	278	(375)	169,661
Total cash, cash equivalents, and short-term investments *	$451,375	$281	$(375)	$451,281
___________

*	Total estimated fair value above included $345,579 comprised of cash equivalents and short-term investments at September 30, 2008.

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$102,939	$—	$—	$102,939
Cash equivalents:
Money market funds	35,240	—	—	35,240
Commercial paper	24,448	1	—	24,449
Federal agency notes and bonds	41,037	—	(4)	41,033
Total cash equivalents	100,725	1	(4)	100,722
Total cash and cash equivalents	203,664	1	(4)	203,661
Short-term investments:
Commercial paper	51,642	7	(4)	51,645
Corporate notes and bonds	51,308	103	(25)	51,386
Federal agency notes and bonds	150,049	371	(12)	150,408
U.S. government notes and bonds	5,494	8	(1)	5,501
Municipal notes and bonds	1,200	7	—	1,207
Auction rate securities	21,050	—	—	21,050
Total short-term investments	280,743	496	(42)	281,197
Total cash, cash equivalents, and short-term investments	$484,407	$497	$(46)	$484,858

In accordance with FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2008  (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$30,189	$(235)	$—	$—	$30,189	$(235)
Federal agency notes and bonds	47,819	(140)	—	—	47,819	(140)
Total	$78,008	$(375)	$—	$—	$78,008	$(375)

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

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at September 30, 2008 (in thousands):

	Cost	Fair Value
Due within one year	$328,568	$328,525
Due one year to two years	17,105	17,054
	$345,673	$345,579

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$32,614	$(12,945)	$19,669	$18,135	$(10,091)	$8,044
Customer relationships	16,785	(4,302)	12,483	4,175	(1,895)	2,280
Other:
Trade names	700	(358)	342	700	(208)	492
Covenant not to compete	2,000	(717)	1,283	2,000	(417)	1,583
	$52,099	$(18,322)	$33,777	$25,010	$(12,611)	$12,399

Amortization expense of intangible assets was approximately $2.8 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively, and $5.7 million and $3.3 million for the nine months ended September 30, 2008 and 2007, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, and covenants not to compete are 5 years, 5 years, 3.5 years, and 5 years, respectively. The amortization expense related to identifiable intangible assets as of September 30, 2008 is expected to be $2.7 million for the remainder of 2008, $10.1 million, $7.5 million, $6.4 million, $4.4 million, and $2.7 million for the years ending December 31, 2009, 2010, 2011, 2012, and thereafter, respectively.

The increase in the gross carrying amount of developed and core technology for $14.6 million as well as customer relationships for $12.6 million is due to the acquisition of Identity Systems, Inc. discussed in Note 13. Acquisition, of Notes to Condensed Consolidated Financial Statements. Developed and core technology of $2.3 million and customer relationships of $0.1 million at September 30, 2008 related to the Identity Systems, Inc. acquisition, were recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

The change in the carrying amount of goodwill for the nine months ended September 30, 2008 is as follows (in thousands):

September 30, 2008
Beginning balance as of December 31, 2007	$166,916
Goodwill recorded in acquisition	49,316
Subsequent goodwill adjustments:
Tax benefits from exercise of non-qualified stock options granted as part of prior acquisitions	(73)
Local currency translation adjustments	(400)
Ending balance as of September 30, 2008	$215,759

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $78,000 for both of the three-month periods ended September 30, 2008 and 2007, and $234,000 for both of the nine-month periods ended September 30, 2008 and 2007. Interest expense on the Notes was $1.7 million for both of the three-month periods ended September 30, 2008 and 2007, and $5.2 million for both of the nine-month periods ended September 30, 2008 and 2007. Interest payment of $6.9 million was made in both of the nine-month periods ended September 30, 2008 and 2007.

The Company has classified its convertible debt as Level I, according to SFAS No. 157 since it has quote prices available in active markets for identical assets. Informatica has determined that the current market value of its convertible senior notes as of September 30, 2008 is $217.4 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Comprehensive Income

Other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity under GAAP and are excluded from net income. Other comprehensive income consists of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income, as reported	$13,381	$14,446	$36,108	$33,996
Other comprehensive income:
Unrealized gain (loss) on investments *	(293)	477	(335)	381
Cumulative translation adjustment *	(7,266)	1,947	(5,978)	2,780
Comprehensive income	$5,822	$16,870	$29,795	$37,157
_________

*
The tax benefits on investments and cumulative translation adjustments were $0.4 million and $0.2 million for the three and nine months ended September 30, 2008, respectively, and negligible for the three and nine months ended September 30, 2007.

Accumulated other comprehensive income (loss) at September 30, 2008 and December 31, 2007 consists of the following items (in thousands):

	September 30, 2008	December 31, 2007
Unrealized gain (loss) on available-for-sale investments	$(114)	$221
Cumulative translation adjustment	(559)	5,419
	$(673)	$5,640

Note 6. Stock Repurchases

The purpose of Informatica’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under our employee stock option and employee stock purchase plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of the Company’s common stock. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital.

In April 2006, Informatica’s Board of Directors authorized a stock repurchase program for a one-year period for up to $30 million of its common stock. As of April 30, 2007, the Company repurchased 2,238,000 shares at a cost of $30 million.

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. As of September 30, 2008, the Company repurchased 3,204,000 shares at a cost of $50 million, including 409,000 shares at a cost of $6.6 million during the three months ended September 30, 2008.

In April 2008, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $75 million of its common stock. As of September 30, 2008, the Company repurchased 940,000 shares at a cost of $14.8 million. All repurchases occurred during the three months ended September 30, 2008. The Company has approximately $60.2 million remaining available to repurchase shares under this program as of September 30, 2008.  This repurchase program does not have an expiration date.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. In October 2008, one of the sublessees of the space at Pacific Shores Center exercised its right to terminate a portion of its sublease with the Company. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $1.8 million for the remainder of 2008, $2.6 million in 2009, $1.2 million in 2010, $3.8 million in 2011, $4.4 million in 2012, and $2.4 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to its 2004 Restructuring Plan. Accretion represents imputed interest, which is the difference between the Company’s non-discounted future cash obligations and the discounted present values of these cash obligations. As of September 30, 2008, the Company will recognize approximately $8.8 million of accretion as a restructuring charge over the remaining term of the lease, or approximately five years, as follows: $0.8 million for the remainder of 2008, $3.0 million in 2009, $2.3 million in 2010, $1.6 million in 2011, $0.9 million in 2012, and $0.2 million in 2013.

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

In December 2004, the Company recorded additional restructuring charges of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the result of the relocation of its corporate headquarters within Redwood City, California in December 2004, an executed sublease for the Company’s excess facilities in Palo Alto, California during the third quarter of 2004, and an adjustment to management’s estimate of occupancy of available vacant facilities. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2001 Restructuring Plan through May 2013, which was subsequently subleased until July 2013 under a December 2007 sublease agreement.

A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2008 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-cash	Accrued Restructuring Charges at September 30,
	2007	Charges	Adjustments	Payment	Reclass	2008
2004 Restructuring Plan
Excess lease facilities	$64,446	$2,641	$123	$(8,139)	$(123)	$58,948
2001 Restructuring Plan
Excess lease facilities	9,796	—	—	(1,083)	—	8,713
	$74,242	$2,641	$123	$(9,222)	$(123)	$67,661

For the nine months ended September 30, 2008, the Company recorded restructuring charges of $2.6 million from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of September 30, 2008 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $9.8 million.

Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases should the Company’s existing sublessees elect to terminate their sublease agreements in 2008 and 2009 and the prevailing market rates at the time of entering into new sublease agreements.

Note 8. Income Taxes

The Company’s effective tax rates were 30.2% and 4.7% for the three months ended September 30, 2008 and 2007, respectively, and 29.9% and 10.0% for the nine months ended September 30, 2008 and 2007, respectively.

The effective tax rates for the three and nine-month periods ended September 30, 2008 differed from the federal statutory rate of 35% primarily due to the non-deductibility of share-based payments as well as the accrual of reserves related to uncertain tax positions offset by the tax rate benefits for certain earnings from Informatica’s operations in lower-tax jurisdictions throughout the world. The Company has not provided for residual U.S. taxes in any of these jurisdictions since it intends to reinvest such earnings indefinitely. During the quarter ended September 30, 2008, the Company also recorded a discrete benefit of $0.2 million due to a tax return provision true up, certain transfer pricing adjustments, and a benefit related to stock options currently exercised.

Prior to September 30, 2007, the Company’s effective tax rate was primarily based on federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations. In the quarter ended September 30, 2007, the Company released its valuation allowance for its non share-based payments related deferred tax assets. The remaining deferred tax assets subject to valuation allowance are primarily related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These remaining deferred tax assets will not provide a reduction in the Company’s effective tax rate.

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2008, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis, Informatica does not anticipate providing any valuation allowance for any of its deferred tax assets recorded as of the end of this quarter.

The unrecognized tax benefits related to The FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), if recognized, would impact the income tax provision by $7.1 million and $5.8 million as of September 30, 2008 and 2007, respectively. The increase of $1.3 million was primarily due to tax reserves built during the current year. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at September 30, 2008 and 2007 were approximately $575,000 and $265,000, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. Recently, the Company has also been informed by certain state taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for the state audits has commenced and is at various stages of completion as of September 30, 2008. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company had determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision might be required.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$13,381	$14,446	$36,108	$33,996
Effect of convertible senior notes, net of related tax effects	1,100	1,100	3,300	3,300
Net income adjusted	$14,481	$15,546	$39,408	$37,296
Weighted-average shares outstanding	88,570	87,428	88,422	87,062
Dilutive effect of employee stock options	3,670	4,223	3,813	4,350
Dilutive effect of convertible senior notes	11,500	11,500	11,500	11,500
Shares used in computing diluted net income per common share	103,740	103,151	103,735	102,912
Basic net income per common share	$0.15	$0.17	$0.41	$0.39
Diluted net income per common share	$0.14	$0.15	$0.38	$0.36

Diluted net income per common share is calculated according to SFAS No. 128, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and nine months ended September 30, 2008 and 2007, the convertible senior notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.1 million for both three-month periods and $3.3 million for both nine-month periods in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation for both periods.

Note 10. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $0.9 million for the remainder of 2008, and $4.0 million and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013. In 2001, a financial institution issued a $12.0 million letter of credit which required us to maintain certificates of deposits as collateral until the leases expire in 2013. As of June 2008, however, we were no longer required to maintain certificates of deposits for this letter of credit related to our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $80.6 million for operating lease commitments for facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, above, for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments as of September 30, 2008 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2008	$6,199	$(775)	$5,424
2009	24,777	(1,719)	23,058
2010	24,032	(219)	23,813
2011	19,272	(2,094)	17,178
2012	19,642	(2,628)	17,014
Thereafter	12,905	(1,345)	11,560
	$106,827	$(8,780)	$98,047

Of these future minimum lease payments, the Company has accrued $67.7 million in the facilities restructuring accrual at September 30, 2008. This accrual includes the minimum lease payments of $80.6 million and an estimate for operating expenses of $15.2 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $19.3 million and a present value discount of $8.8 million recorded in accordance with FASB Statement No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2008 and December 31, 2007. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with SFAS No. 5.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases, on substantially the same grounds as its February 2003 ruling on the prior motion to dismiss. The terms of a settlement have been reached between all of the parties to all of the lawsuits, under which the Company will not be required to pay any cash.  The settlement is subject to completion of documentation and court approval, neither of which can be assured.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest. On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal. The parties have filed appeal briefs, including responses and replies. Oral arguments on the appeal will be heard on November 6, 2008 with a decision from the United States Circuit Court of Appeals for the Federal Circuit expected in late 2008 or early 2009. The permanent injunction remains in effect pending the appeal.

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

Note 11. Significant Customer Information and Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in their annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
North America	$68,005	$61,345	$215,601	$192,147
Europe	33,288	27,104	88,228	68,179
Other	12,524	7,554	27,458	17,053
	$113,817	$96,003	$331,287	$277,379

	September 30, 2008	December 31, 2007
Long-lived assets (excluding assets not allocated):
North America	$37,727	$19,247
Europe	3,527	1,769
Other	1,486	1,507
	$42,740	$22,523

No customer accounted for more than 10% of the Company’s total revenues in the three and nine months ended September 30, 2008 and 2007. At September 30, 2008 and 2007, no single customer accounted for more than 10% of the accounts receivable balance.

Note 12. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the Board decided to issue Staff Position (“FSP FAS No. 157-2”) that (1) partially deferred the effective date of SFAS No. 157, for one year for certain nonfinancial assets and nonfinancial liabilities, and (2) removed certain leasing transactions from the scope of SFAS No. 157. This FSP effectively delays the implementation of this pronouncement for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. The Company is currently evaluating the accounting and disclosure requirements of SFAS No. 157 for its nonfinancial assets and liabilities.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. Statement No. 159 also establishes additional disclosure requirements. Statement No. 159 is effective for fiscal years beginning after November 15, 2007, and its adoption is not expected to have an impact on the consolidated financial statements since the Company did not elect to use fair value to measure any of its existing financial assets and liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which addresses the accounting and reporting standards for the business combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this statement as required, and is currently evaluating the related accounting and disclosure requirements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which addresses accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement also amends certain elements of ARB No. 51’s consolidation procedures for consistency with requirements of FASB No. 141 (revised 2007). This

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

  In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

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

In May 2008, the FASB issued Staff Position No. APB No. 14-1 (“FSP No. 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APBO No. 14”), and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., equity component). This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this FSP as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective November 15, 2008. The Company will adopt this consensus as required, and its adoption is not expected to have an impact on the consolidated financial statements.

Note 13. Acquisition

On May 15, 2008, Informatica Corporation acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million. The allocation of the purchase price is based upon a valuation and our estimates and assumptions are subject to change.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of Identity Systems, Inc., acquired during the second quarter of 2008, on a pro forma basis, as though it had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2008 and 2007 combines the historical results of Informatica and Identity Systems, Inc. for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$113,817	$100,085	$336,733	$288,784
Net income	$13,381	$13,564	$32,933	$31,960
Basic net income per common share	$0.15	$0.16	$0.37	$0.37
Diluted net income per common share	$0.14	$0.14	$0.35	$0.34
Shares used in computing basic net income per common share	88,570	87,428	88,422	87,062
Shares used in computing diluted net income per common share	103,740	103,151	103,735	102,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology: share-based payments; interest income or expense; provision for income taxes;  deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisition of Identity Systems, Inc.; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview

We are the leading independent provider of enterprise data integration software. We generate revenues from sales of software licenses for our enterprise data integration software products, including product upgrades that are not part of post-contract services, and from sales of services, which consist of maintenance, consulting, and education services.

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses for on-demand offerings from customers and partners. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 6% or less of total consolidated revenues during the past three years.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public agencies, healthcare, high technology, manufacturing, retail, services, telecommunications, and transportation.

Despite the turmoil in the financial markets, and the slowdown in the United States and global economies, we were able to grow our revenues in the third quarter of 2008 such that our total revenues increased 19% to $113.8 million compared to $96.0 million in the third quarter of 2007. License revenues increased 12% year-over-year, primarily as a result of increases in the volume of our transactions, and growth in international revenues. Services revenues increased 24% due to 28% growth in maintenance revenues which is attributable to the increased size of our installed customer base. Additionally, broader use of our existing products and the increase in new license sales resulted in a 13% increase in our training and consulting revenues. Since our revenues have grown at a faster pace than the increase in our operating expenses, our operating income as a percentage of revenues has grown from 12% to 16% and from 10% to 13% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007.

 Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions: During 2008, the U.S. and global economies have experienced significant adversity driven by varying concerns including those related to the turmoil in the credit markets and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices.  Given the significance and widespread nature of the effects, global economies are likely in a recession and could remain challenged for some period in the future.  These adverse conditions, which are beyond our control, may have an adverse effect on our business.

•
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror and Cognos, and SAP’s acquisition of Business Objects, which had previously acquired First Logic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

•
New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5. In June 2008, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 including identity resolution and the Informatica On Demand Data Loader. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on our overall sales and revenues.

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

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In February 2008, we launched our new worldwide partner program, INFORM, which is comprised of a set of programs and services to help partners develop and promote solutions in conjunction with Informatica. In March 2008, we announced that Wipro Technologies selected Informatica Data Migration Suite to power its Data Migration Services. We are partners with Cognos (acquired by IBM), FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle) and salesforce.com.  We also recently partnered with NEC. See “Risk Factors - We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. We expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability. We have experienced some increases in revenues and sales productivity in the United States in the past few years. During the past year, we have also experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, accounting for impairment of goodwill, acquisitions, share-based payments, and allowance for doubtful accounts have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies, and Note 12. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

     Revenue Recognition

We follow a detailed revenue recognition guideline, which we have discussed below. We recognize revenues in accordance with generally accepted accounting principles (“GAAP”) in the United States that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 Software Revenue Recognition, together with other authoritative literature including, but not limited to, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 1. Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.

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

We recognize revenues net of applicable sales taxes, financing charges that we have absorbed, and amounts retained by our resellers and distributors, if any. Our agreements do not permit returns, and historically we have not had any significant returns or refunds; therefore, we have not established any reserve for sales return at this time.

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

These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the most likely expected outcome of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the prevailing market rates at the time of such subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring but for durations that are generally less than the remaining lease terms.

If we determine that there is a change in the estimated sublease rates, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 7. Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease. We will periodically assess the need to update the original restructuring charges based on current real estate market information, trend analysis, and executed sublease agreements.

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

In the quarter ended September 30, 2007, we released our valuation allowance for our non-stock option related deferred tax assets. The remaining valuation allowance is related to our stock option deduction. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not reduce our effective tax rate.

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2008, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies. As a result of this analysis, we do not anticipate providing any valuation allowance for any of our deferred tax assets built in the quarter.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (“FAS No. 142”), Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. We test goodwill for impairment in our annual impairment tests at October 31 of each year using the two-step process required by SFAS No. 142. We review the carrying amount of the Reporting Unit and compare it to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. If such comparison reflects any potential impairment, we proceed with the next step of our analyses, which includes cash flow analysis and review of assumptions used in managing our business. Generally, in such analysis, any excess carrying value compared to fair value would indicate that goodwill might have been impaired. Finally, if we determine that goodwill is impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

Based on these estimates, we determined in our annual impairment tests at October 31, 2007 that the fair value of the Reporting Unit exceeded the carrying amount and, accordingly, goodwill was not impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we made in the past were reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Accounting for impairment of goodwill will be impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FSP No. 157-2 for nonfinancial assets and liabilities which is both effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We will apply this pronouncement to our accounting for impairment of goodwill in 2009.

Acquisitions

In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed as well as to in-process research and development based upon their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities and pre-acquisition contingencies.

A number of events could potentially affect the accuracy of our assumptions and estimates. Although we believe the assumptions and estimates that we have made are reasonable and appropriate, nevertheless a level of uncertainty is inherent in all such decisions.  The following are some of the examples of critical accounting estimates that we have applied in our acquisitions:

●	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents;

●	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

●	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

●	discount rates.

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

Share-Based Payments

We account for share-based payments related to share-based transactions in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), share-based payment is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably on a straight line basis over its requisite service period. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, and expected life. Further, estimates of forfeiture rates could shift the share-based payment from one period to the next.

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R). Our historical volatility rates decreased in 2008 from 2007 primarily due to more stable stock prices in recent quarters and exclusion of more volatile years from the calculation of our historical volatility rates. Our implied volatility rates have remained relatively unchanged. Our weighted-average volatility rates were at 39% and 38% for the three and nine months ended September 30, 2008, respectively compared to 39% for both of the three and nine months ended September 30, 2007. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future will increase accordingly. For instance, a 10 percentage point higher volatility rate would have resulted in approximately $0.3 million increase in the fair value of options granted during the third quarter of 2008.

Our expected life of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We assumed an expected life of 3.3 years in 2007 and the first three quarters of 2008.

In addition, we apply an expected forfeiture rate in determining the amount of share-based payments. Our estimate of the forfeiture rate is based on an average of actual forfeited options for the past four quarters. During the quarter ended March 31, 2008, we lowered our forfeiture rate from 13% to 10% based on the average of actual forfeited options during the past four quarters, which increased our share-based payments in the first quarter of 2008 by approximately $0.5 million.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Allowances for Doubtful Accounts

 We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experience. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. Our allowance for doubtful accounts at December 31, 2007 and September 30, 2008 were $1.3 million and $2.3 million, respectively.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 12. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three and nine months ended September 30, 2008 and 2007 as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
License	40%	43%	42%	43%
Service	60	57	58	57
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	18	18	18	18
Amortization of acquired technology	1	1	1	1
Total cost of revenues	20	20	20	20
Gross profit	80	80	80	80
Operating expenses:
Research and development	16	18	16	19
Sales and marketing	38	40	40	41
General and administrative	8	9	8	9
Amortization of intangible assets	1	—	1	—
Facilities restructuring charges	1	1	1	1
Purchased in-process research and development	—	—	—	—
Total operating expenses	64	68	66	70
Income from operations	16	12	14	10
Interest income	3	6	4	6
Interest expense	(2)	(2)	(2)	(2)
Other income (expense), net	—	—	—	—
Income before provision for income taxes	17	16	16	14
Provision for income taxes	5	1	5	2
Net income	12%	15%	11%	12%

Revenues

Our total revenues increased to $113.8 million for the three months ended September 30, 2008 from $96.0 million for the three months ended September 30, 2007, representing an increase of $17.8 million (or 19%). Total revenues increased to $331.3 million for the nine months ended September 30, 2008 from $277.4 million for the nine months ended September 30, 2007, representing an increase of $53.9 million (or 19%).

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
License revenues	$45,846	$40,990	12%	$138,578	$120,390	15%
Service revenues:
Maintenance	48,994	38,277	28%	135,884	109,838	24%
Consulting and education	18,977	16,736	13%	56,825	47,151	21%
Total service revenues	67,971	55,013	24%	192,709	156,989	23%
	$113,817	$96,003	19%	$331,287	$277,379	19%

License Revenues

Our license revenues increased to $45.8 million (or 40% of total revenues) and $138.6 million (or 42% of total revenues) for the three and nine months ended September 30, 2008, respectively, from $41.0 million (or 43% of total revenues) and $120.4 million (or 43% of total revenues) for the three and nine months ended September 30, 2007, respectively. The increase in license revenues of $4.8 million (or 12%) for the three months ended September 30, 2008, and $18.2 million (or 15%) for the nine months ended September 30, 2008, compared to the same periods in 2007, was primarily due to an increase in the volume of transactions, partially offset by a decrease in the average size of the transactions. We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee and are included in our license revenues, and (2) unspecified upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if-available. The average transaction amount for orders greater than $100,000 in the third quarter of 2008, including the upgrades discussed in (1) above, decreased to $299,000 from $321,000 in the third quarter of 2007, and declined to $303,000 from $311,000 for the comparable nine month period. Further, transactions of $1.0 million or more declined slightly in the comparative three and nine month periods in 2008 compared with 2007. In addition, our growth in license revenues reflected the continued market acceptance of the most recent versions of our data integration and data quality products introduced in October 2007.

Service Revenues

Maintenance Revenues

Maintenance revenues increased to $49.0 million (or 43% of total revenues) for the three months ended September 30, 2008, compared to $38.3 million (or 40% of total revenues) for the three months ended September 30, 2007. The $10.7 million (or 28%) increase in the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to an increase in the size of our customer base. Maintenance revenues increased to $135.9 million (or 41% of total revenues) for the nine months ended September 30, 2008, compared to $109.8 million (or 40% of total revenues) for the nine months ended September 30, 2007. The $26.1 million (or 24%) increase in the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to an increase in the size of our customer base.

For the fourth quarter of 2008, based on our growing installed customer base, we expect maintenance revenues to increase slightly from the comparable 2007 levels.

Consulting and Education Revenues

Consulting and education revenues increased to $19.0 million (or 17% of total revenues) for the three months ended September 30, 2008, compared to $16.7 million (or 17% of total revenues) for the three months ended September 30, 2007. The $2.3 million (or 13%) increase in the three months ended September 30, 2008, compared to the same period in 2007, was the result of a higher demand for our consulting and education services globally. Consulting and education revenues increased to $56.8 million (or 17% of total revenues) for the nine months ended September 30, 2008, compared to $47.2 million (or 17% of total revenues) for the nine months ended September 30, 2007. The $9.6 million (or 21%) increase in the nine months ended September 30, 2008, compared to the same period in 2007, was the result of a higher demand for our consulting and education services globally.

For the fourth quarter of 2008, we expect to maintain our current utilization rates and continue to add to our overall consulting capacity, and thus we expect revenues from consulting and education services to increase from the comparable 2007 levels.

International Revenues

International revenues were $45.8 million (or 40% of total revenues) for the three months ended September 30, 2008, compared to $34.7 million (or 36% of total revenues) for the three months ended September 30, 2007. The $11.1 million (or 32%) increase for the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to an increase in international service revenues as a result of a larger and growing installed customer base, and to a lesser extent, an increase in international license revenue. International revenues were $115.7 million (or 35% of total revenues) for the nine months ended September 30, 2008, compared to $85.2 million (or 31% of total revenues) for the nine months ended September 30, 2007. The $30.5 million (or 36%) increase for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to an increase in international license and service revenues as a result of a larger and growing installed customer base.

For the fourth quarter of 2008, we expect international revenues as a percentage of total revenues to be relatively consistent with, or increase slightly from the comparable 2007 levels.

Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our future revenues are dependent upon the following: (1) new orders received, shipped, and recognized in a given quarter and (2) our backlog and deferred revenues entering a given quarter. Our backlog consists primarily of product license orders that have not been shipped as of the end of a given quarter and orders to certain distributors, resellers, and OEMs, where revenue is recognized upon cash receipt. Our deferred revenues are primarily comprised of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education revenues that have been prepaid but for which services have not yet been performed. We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at September 30, 2008, were approximately $133.7 million, compared to $115.7 million at September 30, 2007, and $140.4 million at December 31, 2007. Backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Cost of license revenues	$722	$770	(6)%	$2,312	$2,518	(8)%
Cost of service revenues	20,404	17,169	19%	61,569	50,428	22%
Amortization of acquired technology	1,283	726	77%	2,854	2,175	31%
Total cost of revenues	$22,409	$18,665	20%	$66,735	$55,121	21%
Cost of license revenues, as a percentage of license revenues	2%	2%	—%	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	30%	31%	(1)%	32%	32%	—%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased to $0.7 million (or 2% of license revenues) for the three months ended September 30, 2008 from $0.8 million (or 2% of license revenues) for the three months ended September 30, 2007. The decrease of $0.1 million (or 6%) in cost of license revenues for the three months ended September 30, 2008, compared to the same period in 2007, was due to the smaller proportion of royalty based products being shipped in the third quarter of 2008.

Cost of license revenues decreased to $2.3 million (or 2% of license revenues) for the nine months ended September 30, 2008 from $2.5 million (or 2% of license revenues) for the nine months ended September 30, 2007. The decrease of $0.2 million (or 8%) in cost of license revenues for the nine months ended September 30, 2008, compared to the same period in 2007, was due to the smaller proportion of royalty based products being shipped during the nine months ended September 30, 2008.

For the fourth quarter of 2008, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with or slightly higher than the first three quarters of 2008.

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

Cost of service revenues increased to $20.4 million (or 30% of service revenues) for the three months ended September 30, 2008 from $17.2 million (or 31% of service revenues) for the three months ended September 30, 2007. The increase of $3.2 million (or 19%) for the three months ended September 30, 2008, compared to the same period in 2007, was proportional to the increase in service revenues and was primarily due to headcount growth in the customer support, professional services, and education service groups, and higher subcontractor fees in the consulting services group. Cost of service revenues increased to $61.6 million (or 32% of service revenues) for the nine months ended September 30, 2008 from $50.4 million (or 32% of service revenues) for the nine months ended September 30, 2007. The increase of $11.2 million (or 22%) for the nine months ended September 30, 2008, compared to the same period in 2007, was proportional to the increase in service revenues and was primarily due to headcount growth in the customer support, professional services, and education services groups, and higher subcontractor fees in the consulting services group.

For the fourth quarter of 2008, we expect our cost of service revenues as a percentage of service revenues to be relatively consistent with the first three quarters of 2008, or increase slightly from the current levels.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Amortization of acquired technology	$1,283	$726	77%	$2,854	$2,175	31%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses.

Amortization of acquired technology increased to $1.3 million for the three months ended September 30, 2008, compared to $0.7 million for the three months ended September 30, 2007. Amortization of acquired technology increased to $2.9 million for the nine months ended September 30, 2008, compared to $2.2 million for the nine months ended September 30, 2007. The increases of $0.6 million (or 77%) and $0.7 million (or 31%) for the three and nine months ended September 30, 2008, respectively compared to the same periods in the prior year, are the result of amortization of certain technologies that we acquired in May 2008 in connection with the Identity Systems, Inc. acquisition, offset by certain technologies related to the Striva acquisition that were fully amortized as of December 31, 2007.

For the fourth quarter of 2008, we expect amortization of acquired technology to be approximately $1.3 million, assuming we do not make any additional material acquisitions.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Research and development	$18,263	$17,195	6%	$54,484	$52,168	4%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products.

Research and development expenses increased to $18.3 million (or 16% of total revenues) for the three months ended September 30, 2008, compared to $17.2 million (or 18% of total revenues) for the three months ended September 30, 2007. The $1.1 million (or 6%) increase for the three months ended September 30, 2008, compared to the same period in 2007, was due to a $1.6 million increase in personnel-related costs offset by a $0.5 million reduction in outside services. Research and development expenses increased to $54.5 million (or 16% of total revenues) for the nine months ended September 30, 2008, compared to $52.2 million (or 19% of total revenues) for the nine months ended September 30, 2007. The increase of $2.3 million (or 4%) for the nine months ended September 30, 2008, compared to the same period in 2007, was due to personnel-related costs, which increased by $5.8 million, offset by a reduction in legal fees associated with patent litigation and outside services of $3.5 million. All of our software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant. The research and development expenses as a percentage of total revenues declined by 2% and 3% for the three and nine months ended September 30, 2008, respectively compared to the same periods in 2007, mainly due to benefits of scale as our revenues have increased proportionately more than our research and development expenses, and the implementation of certain cost containment programs.

For the fourth quarter of 2008, we expect the research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first three quarters of 2008.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Sales and marketing	$43,667	$38,410	14%	$132,420	$112,624	18%

Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows.

Sales and marketing expenses increased to $43.7 million (or 38% of total revenues) for the three months ended September 30, 2008 from $38.4 million (or 40% of total revenues) for the three months ended September 30, 2007. The $5.3 million (or 14%) increase for the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to a $4.3 million increase in personnel-related costs, as a result of an increase in headcount from 463 in September 2007 to 551 in September 2008. Also contributing to this increase was a $0.4 million increase in marketing program spending. Sales and marketing expenses increased to $132.4 million (or 40% of total revenues) for the nine months ended September 30, 2008 from $112.6 million (or 41% of total revenues) for the nine months ended September 30, 2007. The increase of $19.8 million (or 18%) for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to a $18.6 million increase in personnel-related costs (including sales commissions) and due to an increase in headcount. Also contributing to the increase was a $1.1 million increase in marketing program spending. The sales and marketing expenses as percentage of total revenues declined by 2% and 1% for the three and nine months ended September 30, 2008, respectively compared to the same period in 2007, mainly due to benefits of scale as our revenues have increased proportionately more than our sales and marketing expenses, and the implementation of certain cost containment programs.

For the fourth quarter of 2008, we expect sales and marketing expenses as a percentage of total revenues to decrease slightly from the first three quarters of 2008.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
General and administrative	$9,412	$9,025	4%	$26,927	$25,884	4%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal and accounting services.

General and administrative expenses increased to $9.4 million (or 8% of total revenues) for the three months ended September 30, 2008, compared to $9.0 million (or 9% of total revenues) for the three months ended September 30, 2007. The increase of $0.4 million (or 4%) for the three months ended September 30, 2008, compared to the same periods in 2007 was primarily due to a $0.1 million increase in personnel-related costs, and a $0.5 million increase in the bad debt provision. General and administrative expenses increased to $26.9 million (or 8% of total revenues) for the nine months ended September 30, 2008, compared to $25.9 million (or 9% of total revenues) for the nine months ended September 30, 2007. The increase of $1.0 million (or 4%) for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to an increase of $1.3 million in personnel related costs due to headcount increase offset by a $1.1 million decrease in outside services. The increase was also driven by a $0.7 million increase in the bad debt provision. The general and administrative expenses as percentage of total revenues declined by 1% for both of the three and nine months ended September 30, 2008, compared to the same periods in 2007, mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses, and the implementation of certain cost containment programs.

For the fourth quarter of 2008, we expect general and administrative expenses, as a percentage of total revenues, to remain relatively consistent with the first three quarters of 2008.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Amortization of intangible assets	$1,502	$361	316%	$2,857	$1,079	165%

Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through business acquisitions.

Amortization of intangible assets increased to $1.5 million and $2.9 million for the three and nine months ended September 30, 2008, respectively from $0.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. The increase of $1.1 million and $1.8 million for the three and nine months ended September 30, 2008, respectively compared to the same periods in 2007 was due to certain customer relationships acquired in May 2008 because of the Identity Systems, Inc. acquisition.

For the fourth quarter of 2008, we expect amortization of the remaining intangible assets to be approximately $1.4 million, assuming we do not make any material acquisitions.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Facilities restructuring charges	$896	$1,003	(11)%	$2,764	$3,078	(10)%

For the three and nine months ended September 30, 2008, we recorded $0.9 million and $2.8 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. For the three and nine months ended September 30, 2007, we recorded $1.0 million and $3.1 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of September 30, 2008, $67.7 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $2.8 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively and $8.1 million and $9.0 million for the nine months ended September 30, 2008 and 2007, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2008 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million for both of the three-month periods ended September 30, 2008 and 2007, and $1.1 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2008 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Purchased In-Process Research and Development

The following table sets forth, for the periods indicated, our purchased in-process research and development (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Purchased in-process research and development	$—	$—	—	$390	$—	*

 *  Percentage is not meaningful

In the nine months ended September 30, 2008, in conjunction with our acquisition of Identity Systems, Inc., we recorded in-process research and development (IPR&D) charges of $0.4 million. The IPR&D charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. We may further incur IPR&D charges if we make additional acquisitions in the future.

Interest Income, Expense and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Interest income	$3,191	$5,651	(44)%	$11,698	$16,071	(27)%
Interest expense	(1,830)	(1,794)	2%	(5,431)	(5,394)	1%
Other income (expense), net	139	(46)	(402)%	556	(350)	(259)%
	$1,500	$3,811	(61)%	$6,823	$10,327	(34)%

Interest income, expense and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense; and gains and losses on foreign exchange transactions.

The decrease of $2.3 million (or 61%) in the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to a $2.5 million decrease in interest income due to lower investment yields. The decrease of $3.5 million (or 34%) in the nine months ended September 30, 2008, compared to the same period in 2007, was primarily due to a $4.4 million decrease in interest income received from lower investment yields, which was partially offset by an increase of $1.3 million in foreign exchange gains. As a result of our revised more conservative investment strategy, we expect lower interest income in the future. We currently do not engage in any foreign currency hedging activities and, therefore, are susceptible to fluctuations in foreign exchange gains or losses in our results of operations in future reporting periods.

For the four quarter of 2008, as interest rates continue to decline, we expect lower interest income accordingly.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$5,787	$709	716%	$15,425	$3,756	311%
Effective tax rate	30.2%	4.7%	25.5%	29.9%	10.0%	19.9%

Our effective tax rates were 30.2% and 4.7% for the three months ended September 30, 2008 and 2007, respectively, and 29.9% and 10.0% for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rates for the three and nine months ended September 30, 2008 differed from the federal statutory rate of 35% primarily due to the non-deductibility of share-based payments as well as the accrual of reserves related to uncertain tax positions offset by the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided for residual U.S. taxes in any of these jurisdictions since we intend to reinvest such earnings indefinitely. During the quarter ended September 30, 2008, we also recorded a discrete tax benefit of $0.2 million due to tax return provision true up, certain transfer pricing adjustments, and a benefit related to stock options currently exercised.

Prior to September 30, 2007, our effective tax rate was primarily based on federal alternative minimum taxes, state minimum taxes, and income and withholding taxes attributable to foreign operations.  In the quarter ended September 30, 2007, we released our valuation allowance for its non share-based payments related deferred tax assets. The remaining deferred tax assets subject to valuation allowance are primarily related to stock option deductions, the benefit of which will be recorded in stockholders’ equity when realized. These remaining deferred tax assets will not provide a reduction in our effective tax rate.

The FIN No. 48 unrecognized tax benefits, if recognized, would impact our income tax provision by $7.1 million and $5.8 million as of September 30, 2008 and 2007, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at September 30, 2008 and 2007 were approximately $575,000 and $265,000, respectively. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

We expect to maintain an effective tax rate close to what was experienced in the first three quarters of 2008 for the fourth quarter of 2008.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of September 30, 2008, we had $451.3 million in available cash and cash equivalents and short-term investments.

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

Operating Activities: Cash provided by operating activities for the nine months ended September 30, 2008 was $52.1 million, representing an increase of $9.3 million from the nine months ended September 30, 2007. This increase resulted primarily from $2.1 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. We were able to recognize the excess tax benefits from share-based payments for $5.2 million during the nine months ended September 30, 2008. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $23.3 million during the nine months ended September 30, 2008. Our “days sales outstanding” in accounts receivable decreased from 54 days at September 30, 2007 to 48 days at September 30, 2008. Days sales outstanding at September 30, 2008 were primarily impacted by improvements in our collection efforts compared to the same period in 2007. Cash provided by operating activities for the nine months ended September 30, 2007 was $42.8 million, resulted primarily from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Investing Activities: We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. Since we invest only in money market funds and short-term marketable securities, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. Our revised more conservative investment strategy has not impacted our liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions it is difficult to predict the amount and timing of such cash requirements. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we account for on a cost basis. On May 15, 2008, we acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million and acquired cash of $5.8 million. As of June 2008, we are no longer required to maintain certificates of deposits for the $12.0 million letter of credit that a financial institution issued in 2001 for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California. Accordingly, we classified the release of such restricted cash associated with these certificates of deposits from investing activities to operating activities.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash used in financing activities for the nine months ended September 30, 2008 was $5.9 million due to the repurchase and retirement of common stock for $37.3 million which was partially offset by the issuance of common stock to option holders and to participants of our ESPP program for $26.1 million, and $5.2 million of excess tax benefits from share-based payments. Net cash provided by financing activities for the nine months ended September 30, 2007 was $5.9 million due to the issuance of common stock to option holders and to participants of our ESPP program for $22.4 million, and $4.1 million of excess tax benefits from share-based payments which were partially offset by a $20.6 million repurchase and retirement of common stock. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

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

In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. As of September 30, 2008, we repurchased 3,204,000 shares at cost of $50 million.

In April 2008, our Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. As of September 30, 2008, we repurchased 940,000 shares at a cost of $14.8 million during the three months ended September 30, 2008.  All repurchases occurred during the three months ended September 30, 2008. We have approximately $60.2 million remaining available to repurchase shares under this program as of September 30, 2008.  This repurchase program does not have an expiration date.

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

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of September 30, 2008, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2008	2009 and 2010	2011 and 2012	2013 and Beyond
Operating lease obligations:
Operating lease payments	$106,827	$6,199	$48,809	$38,914	$12,905
Future sublease income	(8,780)	(775)	(1,938)	(4,722)	(1,345)
Net operating lease obligations	98,047	5,424	46,871	34,192	11,560
Debt obligations:
Principal payments *	230,000	—	—	—	230,000
Interest payments	120,750	—	13,800	13,800	93,150
Other obligations **	150	150	—	—	—
	$448,947	$5,574	$60,671	$47,992	$334,710
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

Our contractual obligations for 2008 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $0.9 million for the remainder of 2008, and $4.0 million, and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

The above commitment table does not include approximately $9.3 million of long-term income tax liabilities recorded in accordance with FIN No. 48 due to the fact that we are unable to reasonably estimate the timing of these potential future payments.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $80.6 million, net of actual sublease income, for operating lease commitments for those facilities that are included in restructuring charges. See Note 7. Facilities Restructuring Charges, and Note 10. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

We have $67.7 million in the restructuring and excess facilities accrual at September 30, 2008. This includes a minimum lease payment of $80.6 million, plus estimated operating expenses of $15.2 million, less estimated sublease income of $19.3 million, and less the present value impact of $8.8 million recorded in accordance with SFAS No. 146.  Our sublease income assumptions are based on existing sublease agreements and current market conditions and other factors. Our estimates of sublease income for periods following the expiration of our sublease agreements may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

For the three and nine months ended September 30, 2008, the average annual rate of return on our investments was 2.9% and 3.3%, respectively. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2008, we had net unrealized before tax losses of $0.1 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2008, the fair market value of the portfolio would change by approximately $0.8 million. We have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court issued an order granting in part motions to dismiss the amended complaints in the focus cases, on substantially the same grounds as its February 2003 ruling on the prior motion to dismiss. The terms of a settlement have been reached between all of the parties to all of the lawsuits, under which the Company will not be required to pay any cash.  The settlement is subject to completion of documentation and court approval, neither of which can be assured.

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

As a result of post-trial motions, the judge has asked the parties to brief the issue of whether the damages award should be reduced in light of the United States Supreme Court’s April 30, 2007 AT&T Corp. v. Microsoft Corp. decision (which examines the territorial reach of U.S. patents). The post-trial motions filed focused on the amount of damages awarded and did not alter the jury’s determination of validity or willful infringement or the judge’s grant of the permanent injunction. The court issued and we accepted a damage award of $12.2 million in light of AT&T Corp. v. Microsoft Corp. On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest.  On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal. The parties have filed appeal briefs, including responses and replies. Oral arguments on the appeal will be heard on November 6, 2008 with a decision from the United States Circuit Court of Appeals for the Federal Circuit expected in late 2008 or early 2009. The permanent injunction remains in effect pending the appeal.

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

Adverse conditions in the U.S. or global economies could negatively affect sales of our products and services and, our operating results would be harmed, and the price of our common stock could decline.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products.

Recent turmoil in the U.S. and global economies and the likely advent of a worldwide recession have affected the buying patterns of our customers and prospects and will likely adversely affect our pipeline conversion rate, which could impact our ability to meet our revenue expectations. If the conditions in such economies do not improve, our results of operations could be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including Ab Initio, Business Objects (which acquired FirstLogic and was acquired by SAP), IBM (which acquired Ascential Software, DataMirror, and Cognos), Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions and Siebel), SAS Institute, and certain other privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. We also compete against certain database and enterprise application vendors, which offer products that typically operate specifically with these competitors’ proprietary databases. Such competitors include IBM, Microsoft, Oracle, and SAP. With regard to data quality, we compete against Business Objects, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

We believe that the introduction and market acceptance of new products and enhancement of existing products are important to our continued success. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In March 2007, we launched Information On Demand Data Replicator, a multi-tenant, on-demand service for cross-enterprise data integration. In September 2007, we announced a new Informatica On Demand service: Informatica Data Quality Assessment for salesforce.com which uses pre-defined rules to identify missing, invalid, and duplicate data. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5. In June 2008, we delivered the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 and the Informatica On Demand Data Loader, a version upgrade to our entire data integration platform. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

●	delay in completion, launch, delivery, or availability;

●	delay in customer purchases in anticipation of new products not yet released;

●	product quality issues, including the possibility of defects;

●	market confusion based on changes to the product packaging and pricing as a result of a new product release;

●	interoperability issues with third-party technologies;

●	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

●	loss of maintenance revenues from existing customers that do not upgrade or migrate.

Given the risks associated with the introduction of new products, we cannot predict their impact on our overall sales and revenues.

We have experienced and could continue to experience fluctuations in our quarterly operating results, especially the amount of license revenues we recognize each quarter, and such fluctuations have caused and could cause our stock price to decline.

Our quarterly operating results, particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues, which are primarily sold on a perpetual license basis, are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. Also, we could experience customer order deferrals in anticipation of future new product introductions or product enhancements, as well as a result of particular budgeting and purchase cycles of our customers. Deteriorating global economic conditions are also likely to cause customer order deferrals and adversely affect budgeting and purchase cycles.  By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.

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

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the current deteriorating global economic environment. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

We have experienced reduced sales pipeline and pipeline conversion rates in prior years, which have adversely affected the growth of our company and the price of our common stock.

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in the third quarter of 2006, increased in the fourth quarter of 2006 and throughout 2007, and declined in 2008. The recent turmoil in the U.S. and global economies has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

Our software development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom also subject our business to certain risks, including:

●	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

●
communication delays between our main development center in Redwood City, California and our development centers in India, Ireland, Israel, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

●	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

●	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

Additionally, our international operations as a whole are subject to a number of risks, including the following:

●	greater risk of uncollectible accounts and longer collection cycles;

●	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

●
greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

●	potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence;

●
our limited experience in establishing a sales and marketing presence and the appropriate internal systems, processes, and controls in Asia-Pacific, especially China, Singapore, South Korea, and Taiwan;

●	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business, if we continue to not engage in hedging activities; and

●	general economic and political conditions in these foreign markets.

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenue and operating expenses has been immaterial. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase, the effect of changes in the foreign currency exchange rates could be greater in terms of revenue and operating expenses. The potential effect can be magnified in those areas where we have development centers without commensurate revenue generation, such as Israel and India, to offset the impact of currency changes on operating expenses. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. We are partners with Cognos (acquired by IBM), FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle) and salesforce.com and have recently partnered with NEC.

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

During the past few years, our organizational structure has increased in complexity. For example, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal controls risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate or may not operate effectively.

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

Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

●	our customers’ budgetary constraints and internal acceptance review procedures;

●	the timing of our customers’ budget cycles;

●
the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

●	our customers’ concerns about the introduction of our products or new products from our competitors; or

●	potential downturns in general economic or political conditions that could occur during the sales cycle.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of the turnover decrease in 2005 and 2006, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. Turnover levels increased slightly in 2007, and improved in 2008. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, and single-view projects. The use of packaged software solutions to address the needs of the broader data integration market is relatively new and is still emerging. Additionally, we expect growth in the areas of data quality and on-demand Software as a Service (SaaS) offerings. Our potential customers may:

●	not fully value the benefits of using our products;

●	not achieve favorable results using our products;

●	experience technical difficulties in implementing our products; or

●	use alternative methods to solve the problems addressed by our products.

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

The price of our common stock fluctuates as a result of factors other than our operating results, such as volatility in the capital markets and the actions of our competitors and securities analysts, as well as developments in our industry and changes in accounting rules.

The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors other than our operating results, including:

●	volatility in the capital markets;

●	the announcement of new products or product enhancements by our competitors;

●	quarterly variations in our competitors’ results of operations;

●	changes in earnings estimates and recommendations by securities analysts;

●	developments in our industry; and

●	changes in accounting rules.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”). See the subsection Litigation in Note 10. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results. Although we received a favorable verdict in the trial against BODI in April 2007, BODI has appealed so the expense and burden to the company is expected to continue.

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

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, legal action claiming patent infringement could be commenced against us, and we may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from a third-party infringement claim include the following:

●	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us, or at all;

●	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

●	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

●	we may be forced to discontinue the sale of some or all of our products.

We may not successfully integrate Identity Systems, Inc.’s technologies, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

In May 2008, we acquired Identity Systems, Inc., a provider of identity resolution technology. The successful integration of Identity Systems, Inc.’s technologies, employees, and business operations will place an additional burden on our management and infrastructure. This acquisition, and others we may make in the future, will subject us to a number of risks, including:

●	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships;

●
any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to Identity Systems, Inc.’s installed customer base or Identity Systems, Inc.’s products to our installed customer base;

●	the assumption of any contracts or agreements from Identity Systems, Inc. that contain terms or conditions that are unfavorable to us; and

●
the potential impairment of our goodwill and other intangible assets and a need for a subsequent write-off or write-down of our goodwill balance based upon a failure to meet our revenue goals and objectives in the future in relation to our company market value.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Identity Systems, Inc. acquisition. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel, and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity, in December 2006, we acquired Itemfield, and in May 2008 we acquired Identity Systems, Inc. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, and potential decline in the fair value of investments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2007, our Board of Directors authorized and announced a stock repurchase program for up to $50 million of our common stock. In April 2008, our Board of Directors authorized a stock repurchase program for up to an additional $75 million of our common stock. Repurchases can be made from time to time in the open market and will be funded from available working capital. There is no expiration dates for these two repurchase programs. The purpose of our stock repurchase program is to enhance shareholder value, including offsetting dilution from our stock-based incentive plans. The number of shares acquired and the timing of the repurchases are based on several factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

The following table provides information about the repurchase of our common stock during the three months ended September 30, 2008:
Period	(1) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 – July 31	238,500	$15.66	238,500	$77,871
August 1 – August 31	529,035	$16.90	529,035	$68,932
September 1 – September 30	581,202	$15.05	581,202	$60,185
Total	1,348,737	$15.88	1,348,737	$60,185
____________

(1)	All shares repurchased in open-market transactions under the repurchase programs.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2008	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2008

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.