Form 10-K
period 2008-12-31
INFORMATICA CORP
filed 2009-02-26
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
_______________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2008

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
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $1,323,812,000 (based on the last reported sale price of $15.04 on June 30, 2008 on the NASDAQ Global Select Market).

As of January 30, 2009, there were approximately 87,175,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2008.

INFORMATICA CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Informatica Corporation (“Informatica”) is the leading independent provider of enterprise data integration and data quality software and services. Informatica’s mission is to enable organizations to gain a competitive advantage in today’s global information economy by empowering them to access, integrate, and rely on their information assets. Informatica’s open, platform-neutral software accesses data of virtually all types and makes such data accessible and usable to the people and processes that need such information. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives, including: data migration, data consolidation, data synchronization, data warehousing, data quality and the establishment of data hubs, data services, cross-enterprise data exchange, and integration competency centers. The Informatica data integration platform is a comprehensive set of technologies for accessing, discovering, cleansing, integrating, and delivering timely, trusted data to the extended enterprise.

Informatica’s platform enables and accelerates data integration initiatives, allowing enterprises to meet new business requirements by utilizing cost-effective information technology (IT) systems to reduce overall IT expenses by extending and adapting IT systems and to implement best practices.

We have also introduced solutions designed to meet the on-demand data needs of the software-as-a-service market. Using our products, business users can gain a holistic and consistent view of their enterprise information. IT management can be more responsive to the business demands for information—despite dramatically increasing data volumes and real-time delivery requirements—and IT developers benefit from reduced time to results and significant productivity gains.

During the last two decades, companies have made significant investments in process automation resulting in islands of data created by a variety of packaged transactional applications—such as enterprise resource planning (ERP), customer relationship management (CRM), and supply chain management (SCM) software—and custom operational systems deployed in various departments. The ultimate goal of deploying these applications was to make businesses more efficient through automation. However, these applications have further increased data fragmentation and complexity throughout the enterprise because they generate massive volumes of data in disparate software systems that were not designed to share data. As these systems have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, multiple data formats, multiple data definitions and, most notably, highly varied data quality.

Organizations are now finding that the strategic value of information technology goes far beyond process automation. Companies of all sizes require information to run their business, and most information is derived from data. Operational activities generate a constant flow of data inside and outside the enterprise, but unless the various data streams can be integrated, and the quality of that data is ensured, the amount of real and useful business information derived from such data would be limited. Companies are realizing that they must integrate a wide variety of data—structured, semi-structured, and unstructured—to support their business processes, such as providing a single view of the customer, migrating away from legacy systems to new technologies, or consolidating multiple instances of an ERP system. They are also realizing that it is imperative to implement data quality processes to measure, monitor, track, and improve the quality of data delivered to the business.

Today businesses around the world continue to validate that data is a critical asset and can be a differentiator in the market. In order for companies to keep pace with the rapid acceleration of mergers and acquisitions as well as the proliferation of compliance regulations, companies need to streamline their data integration efforts to manage their data more effectively. The data must be easy to access, reliable, and delivered in a format in which users can gain valuable insights into their organization.

With Informatica’s robust enterprise data integration platform, business and IT decision makers can facilitate sophisticated information delivery across the enterprise. In the current economic environment, companies are focused on tightening budgets, return on investment, reduced risk, and cost effectiveness. Based on an open, platform-neutral architecture, the Informatica platform is designed to access, discover, cleanse, integrate, and deliver data among a large variety of enterprise systems, in a wide variety of formats at a lower total cost of ownership of such data than the cost associated with traditional hand-coding. The Informatica platform addresses challenges of data integration as a mission-critical, enterprise-wide solution to complex problems such as migrating off of legacy systems, consolidating application instances, assisting with compliance, and synchronizing data across multiple operational systems.

In 2008, we continued to broaden the applicability of our technology, expand our sales coverage globally, and focus on product innovation.

We have more than 3,450 customers worldwide, representing a variety of industries, ranging from energy and utilities, financial services, insurance, government and public agencies, healthcare, high technology, manufacturing, retail, services, telecommunications, and transportation. We market and sell our software and services through our sales operations in North and Latin America (including Brazil, Canada, Mexico, and the United States), Europe (including Austria, Belgium, France, Germany, Ireland, the Netherlands, Portugal, Spain, Switzerland, and the United Kingdom), and Asia-Pacific (including Australia, China, Hong Kong, India, Japan, the Philippines, Singapore, South Korea, and Taiwan). We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors in various regions, including Europe, Asia-Pacific, and Latin America, who sublicense our products and provide services and support within their territories.

We began selling our first products in 1996. Through December 31, 2008, substantially all of our revenues have been derived from the sale of our data integration products/platform (and related services): Informatica PowerCenter, Informatica PowerExchange, Informatica Data Explorer, Informatica Data Quality, Informatica Identity Resolution, Informatica B2B Data Exchange, Informatica B2B Data Transformation, and Informatica On Demand.

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

Recent Events

On February 13, 2009, the Company acquired Applimation, Inc. (“Applimation”), a private company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends Informatica’s data integration software to include Applimation’s technology. Informatica acquired all the capital stock of Applimation in a cash merger transaction valued at approximately $40 million.

Our Products

Informatica products enable organizations to gain a competitive advantage in today’s global information economy by empowering them to access, integrate, and rely on their information assets. These products comprise a single, comprehensive, unified, open data integration platform that addresses data integration requirements within the enterprise and beyond.

The following products are included in the Informatica platform:

Informatica PowerCenter accesses, discovers, and integrates data from virtually any business system, in almost any format, and delivers that data throughout the enterprise at almost any speed to improve operational efficiency. Highly available, high-performing, and fully scalable, Informatica PowerCenter serves as the foundation for data integration projects and enterprise integration initiatives. There are three editions of Informatica PowerCenter:

●
Informatica PowerCenter Standard Edition includes a high-performance data integration server, a global metadata infrastructure, visual tools for development and centralized administration, and productivity tools to facilitate collaboration among architects, analysts, and developers.

●
Informatica PowerCenter Real Time Edition extends PowerCenter Standard Edition with additional capabilities for integrating and provisioning transactional or operational data in real time. PowerCenter Real Time Edition provides a foundation for developing sophisticated data services and delivering timely information as a service to support business needs. Key features include change data capture for relational data sources, integration with messaging systems, built-in support for Web services, dynamic partitioning with data smart parallelism, and process orchestration and human workflow capabilities.

●
Informatica PowerCenter Advanced Edition addresses requirements for organizations that are standardizing data integration at an enterprise level, across a number of projects and departments. It combines all the capabilities of PowerCenter Standard Edition and features additional capabilities that are ideal for data governance and integration competency centers, including dynamic partitioning with data smart parallelism and powerful capabilities in metadata analysis, team-based development, and Web-based data profiling and reporting.

Additionally, many options are available to extend Informatica PowerCenter’s core data integration capabilities:

1.	PowerCenter Data Cleanse and Match Option features powerful, integrated cleansing and matching capabilities to correct and remove duplicate customer data.

2.	PowerCenter Data Federation Option enables a combination of traditional physical and virtual data integration in a single platform.

3.	PowerCenter Data Masking Option protects sensitive, private information by masking it in flight to reduce the risk of security and compliance breaches.

4.	PowerCenter Enterprise Grid Option enhances scalability and delivers optimized performance while reducing the administrative overhead of supporting grid computing environments.

5.	PowerCenter High Availability Option minimizes service interruptions during hardware and/or software outages and reduces costs associated with data downtime.

6.
PowerCenter Metadata Exchange Options coordinate technical and business metadata from data modeling tools, business intelligence tools, source and target database catalogs, and PowerCenter repositories.

7.	PowerCenter Partitioning Option helps IT organizations maximize their technology investments by enabling hardware and software to jointly scale to handle large volumes of data and users.

8.	PowerCenter Pushdown Optimization Option enables data transformation processing, where appropriate, to be “pushed down” into relational databases to make better use of existing database assets.

9.	PowerCenter Team-Based Development Option facilitates collaboration among development, quality assurance, and production administration teams and across geographically disparate teams.

10.	PowerCenter Unstructured Data Option expands data access capabilities to include unstructured data formats, providing near universal access to all enterprise data formats.

Informatica PowerExchange is a family of data access products that enable IT organizations to access virtually all sources of enterprise data without having to develop custom data access programs. With the ability to access mission-critical operational data and deliver such data throughout the enterprise, wherever and whenever needed, IT organizations can optimize limited resources and the business value of data. Dozens of different data sources and targets are supported, including enterprise applications, databases and data warehouses, mainframes, midrange systems, messaging systems, and technology standards.

Informatica Data Explorer delivers a complete picture of the content, quality, and structure of enterprise data. Combining powerful data profiling and mapping capabilities with an easy-to-use-interface, Informatica Data Explorer empowers business information owners to investigate, document, and resolve data quality issues.

Informatica Data Quality puts control of data quality processes into the hands of business information owners. Combining powerful data analysis, cleansing, matching, reporting, and monitoring capabilities with an easy-to-use-interface, Informatica Data Quality empowers business information owners to implement and manage enterprise-wide data quality initiatives.

Informatica Identity Resolution is a robust, highly scalable identity resolution software that enables companies and government organizations to search and match identity data from more than 60 languages, in both batch and real time.

Informatica B2B Data Exchange provides a comprehensive technology infrastructure for multi-enterprise data integration, partner management, and business event monitoring. It helps companies collaborate efficiently and cost-effectively with their extended networks of trading partners and customers, which helps companies to reduce costs and protect and grow revenue streams.

Informatica B2B Data Transformation is a high-performance software that converts structured and unstructured data to and from more broadly consumable data formats to support business-to-business and multi-enterprise transactions. This single, unified codeless environment supports virtually any-to-any data transformation and is accessible to multiple business levels within the organization: analysts, developers, and programmers.

Informatica On Demand solutions help companies of almost any size and ensure that their Salesforce CRM environment is synchronized with corporate IT business systems and maintained with a high level of data quality. With this family of data integration solutions, companies can integrate Salesforce CRM data with the rest of the enterprise to ensure data accuracy, drive business decisions and operations, and derive additional value from their Salesforce CRM investment.

Services

Informatica offers a comprehensive set of services, including product-related customer support, consulting services, and education services. Through strategically located Support Centers in the United States, the United Kingdom, the Netherlands, Japan, Brazil, and India, we support Informatica software deployments—be it a regional installation or a geographically dispersed project. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “my.informatica.com.”

Our consulting services range from the initial configuration of our products with knowledge transfer to customers and partners to designing and implementing custom data integration/transformation solutions, and from project audit and performance tuning services to helping customers implement best practices for their integration competency centers (ICCs). An ICC is a shared IT function that enables project teams to complete data integration efforts rapidly and efficiently by following best-practice processes, leveraging the expertise of staff with integration-specific roles, and using standard technologies. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement their customized business solutions using our data integration and data quality products.

Informatica’s Professional Services consultants use a services methodology called Informatica Velocity to guide the successful implementation of our software. Our services methodology reflects the best practices that Informatica has developed and refined through hundreds of successful projects. Informatica Velocity covers each of the major implementation project phases, including manage, analyze, design, build, test, deploy, and operate. Where applicable, Informatica Velocity includes technical white papers as well as sample project documentation and even sample implementations (mappings) of specific technical solutions.

Informatica also offers a comprehensive role-based curriculum of product and solution oriented education offerings to enable our customers and strategic partners to build proficiency in using our products. Informatica delivers education services in more than 45 countries and offers instructor led, virtual academy, and eLearning delivery options to make training easy and cost effective. We have established the Informatica Certification Program for both PowerCenter and Informatica Data Quality, which has created a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.

Our Partners

Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. Our partners that resold and/or influenced more than $2,000,000 each in license orders in 2008 are Accenture, Affecto, EDS/Hewlett-Packard, IPI Grammtech, Microstrategy, STK Consultoria, Tata Consultancy Services, Team DNA, Teradata, and Wipro. Our original equipment manufacturer (OEM) partners that generated more than $400,000 each in license orders for us in 2008 are Hewitt Associates, Oracle and SAP.

Our Customers

More than 3,450 companies worldwide rely on Informatica for their data integration and data quality needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy and utilities, financial services, government and public sector, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation. No single customer accounted for 10% or more of our total revenues in 2008, 2007, or 2006.

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

The Power of the Informatica Platform. Organizations increasingly recognize the need for an enterprise data integration platform to support the entire data integration lifecycle. In June 2008, at our Informatica User Conference, we announced the Informatica Data Integration Platform. The Informatica Platform is a comprehensive, open, unified, and economical data integration platform. It enables organizations to access, discover, cleanse, integrate, and deliver timely, trusted data to the extended enterprise—any data, anywhere, at any time. It supports all roles involved in the data integration process. It handles all types of data integration and data quality projects, and it is designed to work with all systems and processes organizations have today, or may add in the future. Because it promotes standardization and reuse, the Informatica Platform is particularly well-suited for IT organizations that are being tasked to “do more with less.” It allows them to address immediate project needs with the highest productivity and lowest cost, and rapidly scale to address other projects as the business demands. For us, this further strengthens our strategy to grow beyond data warehousing and establish ourselves as the data integration standard across the enterprise.

Advancing Product Leadership: Growth in All Product Categories. Increasingly, information latency requirements are demanding that data be accessed and delivered in real time. To address this growing need, we launched the Informatica PowerCenter Real Time Edition in June 2008. This edition offers new capabilities that enable a broad range of operational data integration projects requiring data movement in real time. We also expanded our Data Quality product portfolio with the acquisition of a leading identity resolution vendor, Identity Systems, Inc. in May 2008. This new addition, Informatica Identity Resolution, is an increasingly important part of many data integration initiatives, including support for mergers and acquisitions, and governance, risk and compliance efforts. Our B2B Data Exchange products play a critical role for organizations that need to exchange data between trading partners. Across multiple industries, our customers benefit from built-in support for a variety of industry-specific XML standards such as HIPAA for healthcare, ACORD for insurance and SWIFT for financial services. Lastly, in the fourth quarter, we introduced our fourth offering for cloud computing: the Informatica On Demand Data Synchronization Service for salesforce.com. As the adoption of cloud computing continues to increase, organizations will need to find effective ways to ensure they retain control of their data. We believe that our continuous innovation in this area positions us well to take advantage of this growing market.

Customers, Consulting Partners, and Third-Party Developers: Leveraging Installed Base and Community to Extend Informatica’s Presence. We have an installed customer base that spans a wide range of industries. As of December 31, 2008, more than 3,450 customers worldwide and 84 of the Fortune 100 companies on the Fortune 2008 list had licensed our products. Informatica Technology Network (formerly Informatica Developer Network), created in 2001, has grown to over 44,000 members in more than 160 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica’s presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence.

Partnerships and Strategic Alliances: Extending the Ecosystem. We have alliances and strategic partnerships with leading enterprise software providers, systems integrators, and hardware system vendors. These alliances furnish sales and marketing support and access to required technology, while also providing complementary products and services for our joint customers. More than 170 companies help market, resell, or implement Informatica’s solution around the world. Additionally, more than 50 companies have embedded our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products.

Sales, Marketing, and Distribution

We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2008, we employed 572 people in our sales and marketing organization worldwide.

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

Our global sales process consists of several phases: lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation, and contract negotiation. Although the typical sales cycle requires three to six months, some sales cycles have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts, assessing needs prior to our introduction to the customers, and endorsing our products to the customers before their product selection. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.

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

Research and Development

As of December 31, 2008, we employed 439 people in our research and development organization. This team is responsible for the design, development, and release of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with a product-marketing manager, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.

Approximately 40% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, India, Ireland, Israel, the Netherlands, and the United Kingdom. The international development teams are focused on development and quality assurance work of our data integration, data quality, data transformation, and identity resolution technologies. Our international development effort is intended to increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $72.5 million in 2008, $69.9 million in 2007, and $55.0 million in 2006.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as vendors of integration solutions typically used for departmental deployment, including IBM (which acquired Ascential Software, DataMirror, and Cognos), Microsoft, Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions, and Siebel), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. With regard to data quality, we compete against SAP (which acquired Business Objects), Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies.

We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including neutrality, dependability, user efficiency, quality of products, services, support, and versatility. We believe that we currently compete favorably with respect to these factors. For a further discussion of our competition, see “Risk Factors—If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline” in Item 1A.

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and third quarters of the year and seasonally stronger demand in the fourth quarter, though demand in the fourth quarter of 2008 was not as strong as in a typical fourth quarter. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.

Intellectual Property and Other Proprietary Rights

Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 21 patents issued in the United States, 2 patents issued in the European Union, 2 patents issued in Canada, 5 patent applications pending in the United States, 9 patent applications pending in Canada, 3 patent applications pending in the European Union and 1 patent application pending in each Australia and New Zealand. Our issued patents are scheduled to expire at various times through February 2024. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.

Employees

As of December 31, 2008, we had a total of 1,611 employees, including 439 people in research and development, 572 people in sales and marketing, 407 people in consulting, customer support, and education services, and 193 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

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

Adverse conditions in the U.S. or global economies could negatively affect sales of our products and services, and could harm our operating results, which could result in a decline in the price of our common stock.

As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles, and the deferral or delay of purchases of our products.

The current global recession and associated global economic conditions have resulted in a tightening of the credit markets, low levels of liquidity in many financial markets, and extreme volatility in credit, equity and foreign currency markets. These conditions have affected the buying patterns of our customers and prospects and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. If the conditions do not improve or should conditions worsen, our results of operations would continue to be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We are investing in Asia-Pacific and Latin America, and there are significant risks with overseas investments and our growth prospects in these regions are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, DataMirror, and Cognos), Microsoft, Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions, and Siebel), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP (which acquired Business Objects), Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

We believe we currently compete on the basis of the breadth and depth of our products’ functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy or bundle data integration technology and data quality at no cost to the customer or at deeply discounted prices. These difficulties may increase as larger companies target the data integration and data quality markets. As a result, increased competition and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.

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

We have significant operations outside the United States, including software development centers in Australia, India, Ireland, Israel, the Netherlands, and the United Kingdom, sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific, and customer support centers in India, Brazil, the Netherlands, and the United Kingdom. Additionally, since 2005 we have opened sales offices in Brazil, China, India, Italy, Japan, Mexico, Portugal, South Korea, Spain, and Taiwan, and we plan to continue to expand our international operations. Our international operations face numerous risks. For example, to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs and to meet the requirements of certain markets, particularly some in Asia, where our product must be enabled to support Asian language characters. Developing internationalized versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in internationalizing products and in testing whether these internationalized products will be accepted in the target countries. We cannot ensure that our internationalization efforts will be successful.

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

Our software development centers in Australia, India, Ireland, Israel, the Netherlands, and the United Kingdom also subject our business to certain risks, including the following:

●	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

●
communication delays between our main development center in Redwood City, California and our development centers in Australia, India, Ireland, Israel, the Netherlands, and the United Kingdom as a result of time zone differences, which may delay the development, testing, or release of new products;

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

●
greater risk of a failure of our foreign employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenue and operating expenses has been immaterial although in the fourth quarter of 2008 the increased volatility in currency markets caused a greater than historical impact. Beginning in the fourth quarter of 2008, we have attempted to minimize the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

New product introductions and product enhancements may impact market acceptance of our products and affect our results of operations.

We believe that the introduction and market acceptance of new products and enhancement of existing products are important to our continued success. New product introductions and product enhancements have inherent risks including, but not limited to, delayed product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In June 2008, we delivered the generally available version of PowerCenter 8.6, PowerExchange 8.6, Informatica Data Quality 8.6, and the Informatica On Demand Data Loader, a version upgrade to our entire data integration platform. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

●	delay in completion, launch, delivery, or availability;

●	delay in customer purchases in anticipation of new products not yet released;

●	product quality issues, including the possibility of defects;

●	market confusion based on changes to the product packaging and pricing as a result of a new product release;

●	interoperability issues with third-party technologies;

●	issues with migration or upgrade paths from previous product versions;

●	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

●	loss of maintenance revenues from existing customers that do not upgrade or migrate.

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

Moreover, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter, although the increase was less pronounced at the end of 2008.

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

We have expanded our international operations and have opened new sales offices in other countries. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability. We have experienced some increases in revenue and sales productivity in the United States in the past few years. While in the past year, we have experienced increases in revenue and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.

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

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the current global economic recession. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

We have experienced reduced sales pipeline and pipeline conversion rates in prior years, which have adversely affected the growth of our company and the price of our common stock.

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in the third quarter of 2006, increased in the fourth quarter of 2006 and throughout 2007, and declined in 2008. The global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Cognos (acquired by IBM), FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle), and salesforce.com and have recently partnered with NEC.

Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.

Although our strategic partnership with IBM’s Business Consulting Services group has been successful in the past, IBM’s acquisition of Ascential Software, DataMirror, and Cognos has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s acquisition of Business Objects may also make such strengthening with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

We may not be able to maintain our strategic partnerships or attract sufficient additional strategic partners, who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service, or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenues, our revenues and the price of our common stock could decline.

As a result of our products’ lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet stock analysts’ and investors’ expectations, resulting in a decline in the price of our common stock.

Due to the expense, broad functionality, and company-wide deployment of our products, our customers’ decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen, particularly in the current economic environment, as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer’s decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

●	our customers’ budgetary constraints and internal acceptance review procedures;

●	the timing of our customers’ budget cycles;

●
the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

●	our customers’ concerns about the introduction of our products or new products from our competitors; or

●	potential downturns in general economic or political conditions or potential tightening of credit markets that could occur during the sales cycle.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of the turnover decrease in 2008, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

In addition, we have experienced turnover in other areas of the business. As the market becomes increasingly competitive and the hiring becomes more difficult and costly, our personnel become more attractive to other companies. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel. If we are unable to effectively attract and train new personnel, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.

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

The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, single-view projects and data quality. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Additionally, we expect growth in the areas of on-demand software-as-a-service (SaaS) offerings. Our potential customers may:

●	not fully value the benefits of using our products;

●	not achieve favorable results using our products;

●	defer product purchases due to the current global economic downturn;

●	experience technical difficulties in implementing our products; or

●	use alternative methods to solve the problems addressed by our products.

If this market does not grow as we anticipate, we would not be able to sell as much of our software products and services as we currently expect, which could result in a decline in the price of our common stock.

We rely on the sale of a limited number of products, and if these products do not achieve broad market acceptance, our revenues would be adversely affected.

Historically, a significant portion of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise a significant portion of our revenues for the foreseeable future. If any of our products does not achieve market acceptance, our revenues and stock price could decrease. Market acceptance for our current products could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

Our effective tax rate is difficult to project and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.

The process of determining our anticipated tax liabilities involves many calculations and estimates are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to our actually preparing the returns. We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.

Furthermore, our overall effective income tax rate may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting rules including Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) and Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, and variations in the estimated and actual level of annual pre-tax income. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.

The Company is currently under examination by the Internal Revenue Service and some state and foreign taxing authorities which may result in assessment(s). We may receive an assessment related to the audit of our U.S. income tax returns or from other domestic and foreign tax authorities that exceeds amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.

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

During the past few years, our organizational structure has increased in complexity. For example, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN No. 48, further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

We need to continue to improve our internal systems, processes, and controls to effectively (1) manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets, and (2) realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. In addition, we may not be able to successfully implement improvements to these systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.

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

The adoption of SFAS No. 123(R), Share-Based Payment, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and reduced our operating income, net income, and earnings per share. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time.

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

The conversion provisions of our Convertible Senior Notes and the level of debt represented by such notes will dilute the ownership interests of stockholders, could adversely affect our liquidity, and could impede our ability to raise additional capital which may also be affected by the tightening of the capital markets.

In March 2006, we issued $230 million aggregate principal amount of Convertible Senior Notes due 2026. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”) (which was subsequently acquired by SAP as part of its acquisition of Business Objects). We received a favorable verdict in the trial against BODI in April 2007 and after a finding by the appeals court in our favor in December 2008, BODI/SAP paid to us the full judgment amount (including pre- and post-judgment interest and a portion of the trial costs) of $14.5 million. See Note 16. Litigation, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

We may face intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, on August 21, 2007, Juxtacomm Technologies filed a complaint in the Eastern District of Texas alleging patent infringement against the following defendants, including us: Ascential Software Corporation, Business Objects SA, Business Objects America, CA, Inc., Cognos, Inc., Cognos Corporation, DataMirror, Inc., Fiorano Software, Inc., Hummingbird Ltd., International Business Machines Corporation, Informatica Corporation, Information Builders, Inc., Intersystems, Inc., Iway Software Company, Metastorm, Inc., Microsoft Corporation, Open Text Corporation, Software AG, Software AG, Inc., Sybase, Inc., and Webmethods, Inc. More recently, on November 24, 2008, Data Retrieval Technologies LLC filed a complaint in the Western District of Washington against Sybase, Inc. and us, alleging patent infringement.

Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims, including those claims brought by Juxtacomm Technologies and Data Retrieval Technologies LLC, include the following:

●	we may be forced to incur significant legal costs and expenses defending the patent infringement suit;

●	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us;

●	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

●	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

●	we may be forced to discontinue the sale of some or all of our products.

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel, and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity Systems Limited, in December 2006, we acquired Itemfield, in May 2008, we acquired Identity Systems, Inc., in October 2008, we acquired PowerData, and in February 2009, we acquired Applimation, Inc. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.

We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy some of these leases with the most significant portion of our unoccupied leases being located in Silicon Valley. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. In addition, the current economic downturn has negatively impacted commercial lease rates and terms in the Silicon Valley area and may make it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

●
any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to Identity Systems, Inc.’s installed customer base or Identity Systems, Inc.’s products to our installed customer base; and

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

We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Chicago, Illinois; Old Greenwich, Connecticut; New York, New York; and Reston, Virginia, which are primarily used for sales, marketing, services, and to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Toronto, Canada; Paris, France; Frankfurt, Germany; Nieuwegein, the Netherlands; Lisboa, Portugal; Barcelona and Madrid, Spain; Maidenhead, the United Kingdom; Sydney, Australia; Beijing, China; Mumbai and New Delhi, India; Seoul, South Korea; Dublin, Ireland; Tel Aviv, Israel; Sao Paulo, Brazil; Tokyo, Japan; and Singapore. We also leased facilities in Bangalore, India and Canberra City, Australia where our offices are primarily used for product development. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through October 2017. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

We also lease certain facilities that we no longer occupy because they exceed our current requirements. Currently, we sublease these facilities to third parties. See Note 11. Facilities Restructuring Charges, and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 3. LEGAL PROCEEDINGS

The information set forth in Note 16. Litigation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Year ended December 31, 2008:
Fourth quarter	$14.38	$11.00
Third quarter	$17.91	$12.77
Second quarter	$18.21	$15.04
First quarter	$19.31	$15.39
Year ended December 31, 2007:
Fourth quarter	$18.28	$15.12
Third quarter	$16.02	$13.24
Second quarter	$15.39	$13.45
First quarter	$14.25	$12.29

Holders of Record

At January 30, 2009, there were approximately 115 stockholders of record of our common stock, and the closing price per share of our common stock was $12.76. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities and Convertible Senior Notes by the Issuer and Affiliated Purchasers

In April 2007, Informatica’s Board of Directors authorized and announced a stock repurchase program for up to $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million of its common stock under the stock repurchase program. Repurchases can be made from time to time in the open market and will be funded from available working capital. There is no expiration date for the repurchase program. The purpose of our stock repurchase program is to enhance shareholder value, including offsetting dilution from our stock-based incentive plans. The number of shares acquired and the timing of the repurchases are based on several factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock.

In October 2008, Informatica’s Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of its outstanding Convertible Senior Notes (the “Notes”) due in 2026 in privately negotiated transactions with the holders of the Notes. As of December 31, 2008, Informatica repurchased $9.0 million of its Convertible Senior Notes at a cost of $7.8 million. See Note 6. Convertible Senior Notes and the subsection Stock Repurchase Plan in Note 7. Stockholders’ Equity, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2008.

Period	(1) Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(2) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(In thousands)
October 1 – October 31	546,000	$13.38	546,000	$52,876
November 1 – November 30	976,000	$12.74	976,000	$32,622
December 1 – December 31	—	—	—	$32,622
Total	1,522,000	$12.97	1,522,000
____________

(1)	All shares repurchased in open-market transactions under the repurchase programs.
(2)
The reduction in dollar value reflected in this amount consists of the cost of the repurchased shares in the amount of $12.4 million and the cost of the repurchased Convertible Senior Notes in the amount of $7.8 million during the November 1 – 30, 2008 time period.

We will include our performance graph that compares the five-year cumulative total return to stockholders on our common stock for the period ended December 31, 2008, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index in our annual report to stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2008, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues:
License	$195,769	$175,318	$146,092	$120,182	$97,941
Service	259,930	215,938	178,506	147,249	121,740
Total revenues	455,699	391,256	324,598	267,431	219,681
Cost of revenues:
License	3,291	3,693	6,978	4,465	3,778
Service	80,287	69,174	58,402	46,801	40,346
Amortization of acquired technology	4,125	2,794	2,118	922	2,322
Total cost of revenues	87,703	75,661	67,498	52,188	46,446
Gross profit	367,996	315,595	257,100	215,243	173,235
Operating expenses:
Research and development	72,522	69,908	54,997	42,585	51,322
Sales and marketing	177,339	158,298	138,851	118,770	94,900
General and administrative	37,411	35,531	28,187	20,583	20,755
Amortization of intangible assets	4,575	1,441	653	188	197
Facilities restructuring charges	3,018	3,014	3,212	3,683	112,636
Purchased in-process research and development	390	—	1,340	—	—
Patent related litigation proceeds net of patent contingency accruals	(11,495)	—	—	—	—
Total operating expenses	283,760	268,192	227,240	185,809	279,810
Income (loss) from operations	84,236	47,403	29,860	29,434	(106,575)
Interest income and other, net	7,737	15,237	11,823	6,544	3,391
Income (loss) before income taxes	91,973	62,640	41,683	35,978	(103,184)
Income tax provision	35,993	8,024	5,477	2,174	1,220
Net income (loss) (1)	$55,980	$54,616	$36,206	$33,804	$(104,404)
Basic net income (loss) per common share (1)	$0.64	$0.63	$0.42	$0.39	$(1.22)
Diluted net income (loss) per common share (1)	$0.58	$0.57	$0.39	$0.37	$(1.22)
Shares used in computing basic net income (loss) per common share	88,109	87,164	86,420	87,242	85,812
Shares used in computing diluted net income (loss) per common share	103,278	103,252	92,942	92,083	85,812

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$179,874	$203,661	$120,491	$76,545	$88,941
Short-term investments	281,055	281,197	280,149	185,649	152,160
Restricted cash	—	12,122	12,016	12,166	12,166
Working capital	371,552	410,275	311,174	187,759	173,816
Total assets	863,112	798,644	696,765	441,022	409,768
Long-term obligations, less current portion	—	—	—	—	—
Total stockholders’ equity	355,955	312,542	227,163	222,730	195,722
____________

(1)
Net income and net income per share include the impact of SFAS 123(R) share-based payments of $16.3 million, $16.0 million, and $14.1 million for the years ended December 31, 2008, 2007, and 2006, respectively, which are not included in years prior to 2006. See Note 8. Share-Based Payments, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, share-based payments, and provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase program; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisition of Identity Systems, Inc.; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part I, Item 1A Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses for on-demand offerings from customers and partners. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 8% or less of total consolidated revenues during the past three years.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, insurance, government and public agencies, healthcare, high technology, manufacturing, retail, services, telecommunications, and transportation.

Despite the turmoil in the financial markets, and recession in the United States and many foreign economies, we were able to grow our total revenues in 2008 by 16% to $455.7 million compared to $391.3 million in 2007. License revenues increased 12% year over year, primarily as a result of increases in the volume of our transactions, and growth in international revenues. Services revenues increased 20% due to 23% growth in maintenance revenues which is attributable to the increased size of our installed customer base. Additionally, broader use of our existing products and the increase in new license sales resulted in a 14% increase in our training and consulting revenues. Since our revenues have grown at a faster pace than the increase in our operating expenses, our operating income as a percentage of revenues has grown from 12% to 18% for the years ended December 31, 2007 and 2008, respectively.

In May 2008, we acquired Identity Systems, Inc. (“Identity”), a provider of identity resolution technology. Incorporation of this technology extends our enterprise data integration platform to allow customers to perform real-time searches for specific entities across very large data volumes and to resolve identity data accurately and quickly.

On February 13, 2009, the Company acquired Applimation, Inc. (“Applimation”), a private company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends Informatica’s data integration software to include Applimation’s technology.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions: During 2008, the United States and many foreign economies have experienced significant adversity driven by varying concerns including those related to the turmoil in the credit markets and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing and labor markets and volatility in fuel prices. Given the significance and widespread nature of the effects, the United States and global economies are in a recession and will remain challenged for some period in the future. These adverse conditions, which are beyond our control, are likely to continue to have an adverse effect on our business.

●
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror and Cognos, and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

●
New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5. In June 2008, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 including identity resolution. In November 2008, we launched our On Demand Data Synchronization Service for salesforce.com. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given the risks and new nature of the products, we cannot predict their impact on our overall sales and revenues.

●
Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenue and order backlog, although the increase was less pronounced at the end of 2008, and we have generally had weaker demand for our software products and services in the first and third quarters.

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products.

We have reduced expenses in certain areas and have tempered our hiring plans. In August 2008, we implemented a one-week shutdown of our operations. Instead of our traditional Informatica World conference in 2009, we have decided to host a more cost-effective set of targeted events for our customers, partners, developers, and analysts.

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In February 2008, we launched our new worldwide partner program, INFORM, which is comprised of a set of programs and services to help partners develop and promote solutions in conjunction with Informatica. In March 2008, we announced that Wipro Technologies selected Informatica Data Migration Suite to power its Data Migration Services. We are partners with FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle) and salesforce.com. We have also recently partnered with NEC. See “Risk Factors—We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part I, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’

enterprise architects and chief information officers. We have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability. We have experienced some increases in revenues and sales productivity in the United States in the past few years. During the past year, we have also experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiations, and key business values. These programs include user conferences for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel in January, “Webinars” for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral. We have also invested in partner enablement programs, including product-specific briefings to partners and the inclusion of several partners in our beta programs.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill, acquisitions, share-based payments, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Revenue Recognition

We follow detailed revenue recognition guidelines, which are discussed below. We recognize revenue in accordance with generally accepted accounting principles (GAAP) in the United States that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules, which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments, such as determining if collectibility is probable.

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 Software Revenue Recognition, together with other authoritative literature including, but not limited to, the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 104, Revenue Recognition, see the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.

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

Facilities Restructuring Charges

During the fourth quarter of 2004, we recorded significant charges (2004 Restructuring Plan) related to the relocation of our corporate headquarters, to take advantage of more favorable lease terms and reduce our operating expenses. The accrued restructuring charges represent net present value of lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms. In addition, we significantly increased the 2001 restructuring charges (2001 Restructuring Plan) in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges, as a result of our decision to relocate our corporate headquarters.

These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the probability weighted outcomes of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part on factors that may be beyond our control; such as the global economic downturn, time periods required to locate and contract suitable subleases and market rates at the time of subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring but for durations that are generally less than the remaining lease terms.

If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”) to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account.

As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable, and to the extent we believe that realizability is not likely, we must establish a valuation allowance.

In assessing the need for any additional non-share-based payments valuation allowance, we considered all the evidence available to us both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2008, we considered it more likely than not that our non-stock option related deferred tax assets would be realized. As such, the remaining valuation allowance is primarily related to our share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not reduce our effective tax rate.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit. We tested goodwill for impairment in our annual impairment tests on October 31 of each of the years 2008, 2007, and 2006, using the two-step process required by SFAS No. 142. First, we review the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. Second, if such comparison reflects potential impairment, we would then perform the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. An excess carrying value to fair value would indicate that goodwill may be impaired. Finally, if we determined that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

We determined in our annual impairment tests on October 31, 2008, 2007, and 2006 that the fair value of the Reporting Unit exceeded the carrying amount and, accordingly, goodwill had not been impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Accounting for impairment of goodwill will be impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FASB Staff Position (“FSP”) No. 157-2 for non-financial assets and liabilities, which is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We will apply this pronouncement to our accounting for impairment of goodwill in 2009.

Acquisitions

In accordance with SFAS No. 141, Business Combinations, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as to in-process research and development (IPR&D) based on their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.

A number of events could potentially affect the accuracy of our assumptions and estimates. Although we believe the assumptions and estimates that we have made are reasonable and appropriate, nevertheless a level of uncertainty is inherent in all such decisions.  The following are some of the examples of critical accounting estimates that we have applied in our acquisitions:

●	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents;

●	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

●	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

●	discount rates.

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

In any acquisition, we may identify certain pre-acquisition contingencies. If we are able to determine the fair value of such contingencies during the purchase price allocation period, we will include that amount in the purchase price allocation. On the other hand, if as of the end of the purchase price allocation period, we are unable to determine the fair value of a pre-acquisition contingency, we will evaluate whether to include an amount in the purchase price allocation based on whether it is probable a liability had been incurred and whether an amount can be reasonably estimated. Under the provisions of SFAS No. 141, with the exception of unresolved income tax matters and certain earn-out payments, after the end of the purchase price allocation period, any adjustment to amounts recorded for a pre-acquisition contingency will be included in our operating results in the period in which the adjustment is determined.

Accounting for business combinations will be impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FSP No. 157-2 for non-financial assets and liabilities, SFAS No. 141(R), Business Combinations, and FSP No. 142-3, Determination of the Useful Life of Intangible Assets, which became all effective for us on January 1, 2009. We will apply these pronouncements to any business combinations consummated in 2009.

Share-Based Payments

We account for share-based payments related to share-based transactions in accordance with the provisions of SFAS No. 123(R). Under the fair value recognition provisions of SFAS No. 123(R), share-based payment is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of share-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could shift the share-based payments from one period to the next.

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) in 2006. Our volatility rates were 38-54%, 37-41%, and 43-52% for 2008, 2007, and 2006, respectively. The increase in 2008 from 2007 was due to fluctuations in our stock price during the latter part of 2008. The decline in the volatility rate in 2007 compared to 2006 was primarily due to stabilization of stock prices in 2007 and a decline in the historical component of our volatility rates. Our historical volatility in 2008 compared to 2007 remained relatively unchanged, but the historical volatility in 2007 compared to 2006 declined due to the exclusion of more volatile years from the calculation of our historical volatility rates. Our implied volatility rates in 2008 increased due to more volatile stock prices in the stock market, but the implied volatility in 2007 remained relatively unchanged compared to 2006. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. For example, a 10% higher volatility rate in 2008 would have increased the fair value of the options that we granted in that year by approximately $3.8 million.

We derived our expected life of the options that we granted in 2008 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We lowered our expected life estimate from 3.9 years (in 2006) to 3.3 years (in 2007). The lower expected life of options was mainly due to reduction in contractual term of our new grants from 10 years to 7 years in April 2004, and also higher exercise volume due to higher stock prices during the most recent quarters. The expected life remained unchanged at 3.3 years in 2008. A reduction in the expected life from 3.9 years to 3.3 years reduces the fair value of the granted options by approximately 8%.

In addition, we apply an expected forfeiture rate in determining the amount of share-based payments. Our estimate of the forfeiture rate is based on an average of actual forfeited options for the past four quarters. We lowered our forfeiture rate for the quarter ended March 31, 2008, from 13% to 10% based on the average of actual forfeited options during the four quarters in 2007, which increased our share-based payments in the first quarter of 2008 by approximately $0.5 million.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. Our allowance for doubtful accounts at December 31, 2008 and 2007 were $2.6 million and $1.3 million, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2008	2007	2006
Revenues:
License	43%	45%	45%
Service	57	55	55
Total revenues	100	100	100
Cost of revenues:
License	1	1	2
Service	18	18	18
Amortization of acquired technology	1	—	1
Total cost of revenues	20	19	21
Gross profit	80	81	79
Operating expenses:
Research and development	16	18	17
Sales and marketing	39	41	43
General and administrative	8	9	9
Amortization of intangible assets	1	—	—
Facilities restructuring charges	1	1	1
Purchased in-process research and development	—	—	—
Patent related litigation proceeds net of patent contingency accruals	(3)	—	—
Total operating expenses	62	69	70
Income from operations	18	12	9
Interest income and other, net	2	4	4
Income before income taxes	20	16	13
Income tax provision	8	2	2
Net income	12%	14%	11%

Revenues

Our total revenues were $455.7 million in 2008 compared to $391.3 million in 2007 and $324.6 million in 2006, representing growth of $64.4 million (or 16%) in 2008 from 2007 and $66.7 million (or 21%) in 2007 from 2006.

The following table and discussion compare our revenues by type for the three years ended December 31, 2008:

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
License	$195,769	$175,318	$146,092	12%	20%
Service revenues:
Maintenance	186,212	151,246	124,955	23%	21%
Consulting and education	73,718	64,692	53,551	14%	21%
Total service revenues	259,930	215,938	178,506	20%	21%
Total revenues	$455,699	$391,256	$324,598	16%	21%

Our license revenues increased to $195.8 million (or 43% of total revenues) in 2008 compared to $175.3 million (or 45% of total revenues) in 2007, and $146.1 million (or 45% of total revenues) in 2006, representing growth of $20.5 million (or 12%) in 2008 from 2007, and $29.2 million (or 20%) in 2007 from 2006. The increase in license revenues in 2008 from 2007 was primarily due to an increase in the volume of transactions, partially offset by a decrease in the average size of the transactions. The increase in license revenues in 2007 from 2006 was primarily due to an increase in the volume of transactions and to a lesser extent due to an increase in the average size of our transactions and an increase in international license revenues.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in 2008, including upgrades, for which we charge customers an additional fee, decreased to $314,000 from $339,000 and $332,000 in 2007 and 2006, respectively. The number of transactions greater than $1.0 million decreased to 21 in 2008 from 26 and 25, in 2007 and 2006, respectively due to the global economic downturn. In addition, our growth in license revenues reflected the continued market acceptance of the most recent versions of our data integration and data quality products introduced in 2007 and 2008.

Service Revenues

Maintenance Revenues

Maintenance revenues increased to $186.2 million (or 41% of total revenues) in 2008 from $151.2 million (or 39% of total revenues) in 2007, and $125.0 million (or 39% of total revenues) in 2006, representing growth of $35.0 million (or 23%) in 2008 from 2007, and $26.2 million (or 21%) in 2007 from 2006. The increases in maintenance revenues in 2008 and 2007 were primarily due to the increasing size of our customer base.

We expect maintenance revenues to increase in 2009 from the 2008 levels due to our growing installed customer base.

Consulting and Education Services Revenues

Consulting and education services revenues were $73.7 million (or 16% of total revenues) in 2008, $64.7 million (or 16% of total revenues) in 2007, and $53.6 million (or 16% of total revenues) in 2006. The $9.0 million (or 14%) increase in 2008 compared to 2007 was primarily due to a higher demand for our consulting and education services globally. The $11.1 million (or 21%) increase in 2007 compared to 2006 was primarily due to an increase in demand for consulting and education services in Europe and North America.

Our utilization rates have declined recently due to the global economic slowdowns. As a result, we expect our revenues from consulting and education services to decline or remain the same in 2009 from the 2008 levels.

International Revenues

Our international revenues were $158.6 million (or 35% of total revenues) in 2008, $127.1 million (or 32% of total revenues) in 2007, and $97.9 million (or 30% of total revenues) in 2006, representing an increase of $31.5 million (or 25%) in 2008 from 2007, and an increase of $29.2 million (or 30%) in 2007 from 2006.

The $31.5 million (or 25%) increase in 2008 from 2007 was primarily due to an increase in international license and service revenues as a result of a larger and growing installed customer base. The $29.2 million (or 30%) increase in 2007 from 2006 in international revenues was primarily due to our expansion in Europe, Asia-Pacific, and Latin America.

We expect international revenues as a percentage of total revenues in 2009 to be relatively consistent with 2008.

Future Revenues (New Orders, Backlog, and Deferred Revenue)

Our future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) orders received from certain distributors, resellers, and OEMs, not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) are “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter although the increase was less pronounced at the end of 2008. Aggregate backlog and deferred revenues at December 31, 2008 were approximately $148.1 million compared to $140.4 million at December 31, 2007. This increase in 2008 was primarily due to an increase in deferred license and maintenance revenues. Backlog and deferred revenues, as of any particular date, are not necessarily indicative of future results.

Cost of Revenues

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Cost of license revenues	$3,291	$3,693	$6,978	(11)%	(47)%
Cost of service revenues	80,287	69,174	58,402	16%	18%
Amortization of acquired technology	4,125	2,794	2,118	48%	32%
Total cost of revenues	$87,703	$75,661	$67,498	16%	12%
Cost of license revenues, as a percentage of license revenues	2%	2%	5%	—%	(3)%
Cost of service revenues, as a percentage of service revenues	31%	32%	33%	(1)%	(1)%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $3.3 million (or 2% of license revenues) in 2008, $3.7 million (or 2% of license revenues) in 2007, and $7.0 million (or 5% of license revenues) in 2006. The $0.4 million (or 11%) decrease in 2008 from 2007 was primarily due to the smaller proportion of royalty based products being shipped in 2008. The $3.3 million (or 47%) decrease in 2007 from 2006 was primarily due to lower transaction volumes of sales for royalty bearing products.

We expect that our cost of license revenues in 2009, as a percentage of license revenues, to be consistent with 2008 levels.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists mainly of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of developing course curriculum and providing training classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues was $80.3 million (or 31% of service revenues) in 2008, $69.2 million (or 32% of service revenues) in 2007, and $58.4 million (or 33% of service revenues) in 2006.

The $11.1 million (or 16%) increase in 2008 from 2007 was proportional to the increase in service revenues and was primarily due to higher subcontractor fees in our consulting services group and headcount growth primarily in the customer support group. The headcount in customer support, professional services, and education services groups grew from 351 in 2007 to 407 in 2008.

The $10.8 million (or 18%) increase in 2007 from 2006 was primarily due to headcount growth in customer support, professional services, and education services groups, which grew from 318 in 2006 to 351 in 2007.

We expect that our cost of service revenues, in absolute dollars, to increase in 2009 from the 2008 levels, mainly due to headcount increases associated with increased maintenance revenues. We expect, however, the cost of service revenues in 2009, as a percentage of service revenues, to remain relatively consistent with 2008 levels.

Amortization of Acquired Technology

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $4.1 million, $2.8 million, and $2.1 million in 2008, 2007, and 2006, respectively. The $1.3 million (or 48%) increase in 2008 from 2007 was the result of amortization of certain technologies that we acquired in May 2008 in connection with the Identity Systems, Inc. acquisition, offset by certain technologies related to the Striva acquisition that were fully amortized as of December 31, 2007. The $0.7 million (or 33%) increase in 2007 from 2006 was primarily due to certain developed technology that we acquired in December 2006 in connection with the Itemfield acquisition.

We expect the amortization of acquired technology to be approximately $5.2 million in 2009, excluding the impact of Applimation acquisition and any other acquisitions during the same period.

Operating Expenses

Research and Development

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Research and development	$72,522	$69,908	$54,997	4%	27%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $72.5 million (or 16% of total revenues), $69.9 million (or 18% of total revenues), and $55.0 million (or 17% of total revenues) for the years ended December 31, 2008, 2007 and 2006, respectively. The research and development expenses as a percentage of total revenues declined by 2 percentage points for the year ended December 31, 2008, mainly due to benefits of scale, as our revenues have increased proportionately more than our research and development expenses, as well as implementation of certain cost containment programs. All software and development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $2.6 million (or 4%) increase in 2008 from 2007 was primarily due to an increase of $6.3 million in personnel-related costs including travel-related and equipment-related expenses, as a result of headcount increasing from 375 in 2007 to 439 in 2008 offset by a $3.6 million reduction in consulting services and reduced legal expenses related to patent litigation.

The $14.9 million (or 27%) increase in 2007 from 2006 was primarily due to a $11.4 million increase in personnel-related costs including travel-related and equipment-related expense, as a result of headcount increasing from 330 in 2006 to 375 in 2007. Also contributing to this increase was a $1.2 million increase in consulting and temporary outside services.

We expect research and development expenses in 2009, as a percentage of total revenues, to remain relatively consistent with or decrease slightly from 2008 levels.

Sales and Marketing

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Sales and marketing	$177,339	$158,298	$138,851	12%	14%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $177.3 million (or 39% of total revenues), $158.3 million (or 41% of total revenues), and $138.9 million (or 43% of total revenues) for the years ended December 31, 2008, 2007, and 2006, respectively. The sales and marketing expenses as a percentage of total revenues declined by 2 percentage points, 2 percentage points, and 1 percentage point for the years ended December 31, 2008, 2007, and 2006, respectively. The $19.0 million (or 12%) increase from 2007 to 2008 was primarily due to a $16.5 million increase in personnel-related costs (including sales commissions) and headcount growth from 483 in 2007 to 572 in 2008. Also contributing to the increase was a $2.3 million increase in marketing program spending. The $19.4 million (or 14%) increase from 2006 to 2007 was primarily due to an increase in personnel-related costs of $16.5 million (including sales commissions) and headcount growth from 431 in 2006 to 483 in 2007.

We expect sales and marketing expenses, as a percentage of total revenues in 2009, to remain relatively consistent with or decrease slightly from 2008 levels. We also expect the percentage of total revenues represented by sales and marketing expenses to fluctuate from period to period due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
General and administrative	$37,411	$35,531	$28,187	5%	26%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses were $37.4 million (or 8% of total revenues), $35.5 million (or 9% of total revenues), and $28.2 million (or 9% of total revenues) for the years ended December 31, 2008, 2007, and 2006, respectively. The general and administrative expenses as percentage of total revenues declined by 1 percentage point for the year ended December 31, 2008 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses, as well as implementation of certain cost containment programs.

General and administrative expenses increased by $1.9 million (or 5%) in 2008 from 2007. The increase over 2007 was driven by an increase in personnel-related costs of $1.9 million and a $1.1 million increase in the allowance for doubtful accounts. The increase was offset by a $0.9 million reduction in outside services. The increase in personnel-related costs of $1.9 million was primarily due to headcount growth from 156 in 2007 to 193 in 2008.

General and administrative expenses increased by $7.3 million (or 26%) in 2007 from 2006. The $7.3 million increase over 2006 was driven by an increase in personnel-related costs of $4.0 million and a $2.5 million increase in outside services. The increase in personnel-related costs of $4.0 million was primarily due to headcount growth from 142 in 2006 to 156 in 2007. The increase in personnel-related costs and outside services was driven by compliance with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

We expect general and administrative expenses in 2009, as a percentage of total revenues, to remain relatively consistent with, or decrease slightly from 2008 levels.

Amortization of Intangible Assets

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Amortization of intangible assets	$4,575	$1,441	$653	217%	121%

Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through business acquisitions. Amortization of intangible assets were $4.6 million, $1.4 million, and $0.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. The increase of $3.2 million in amortization of intangible assets for the year ended December 31, 2008 compared to 2007 was primarily due to certain customer relationships acquired in 2008 related to 2008 acquisitions. The increase of $0.7 million in amortization of intangible assets for the year ended December 31, 2007 compared to 2006, was primarily due to the Itemfield acquisition in December 2006.

We expect amortization of the remaining intangible assets in 2009 to be approximately $6.2 million, excluding the impact of Applimation acquisition and any other acquisitions during the same period.

Facilities Restructuring Charges

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Facilities restructuring charges	$3,018	$3,014	$3,212	—%	(6)%

In 2008, we recorded $3.0 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $3.5 million of accretion charges, offset by an adjustment of $0.6 million due to changes in our assumed sublease income. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

In 2007, we recorded $3.0 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $3.9 million of accretion charges, offset by an adjustment of $1.0 million due to changes in our assumed sublease income.

As of December 31, 2008, $64.5 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $11.1 million in 2008, $10.8 million in 2007, and $9.7 million in 2006. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2008, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

2001 Restructuring Plan. Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.6 million in 2008, $1.6 million in 2007, and $4.0 million in 2006. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2008 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

Our results of operations have been positively affected since 2004 by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off. These combined savings were approximately $7 to $11 million annually compared to 2004, after accretion charges, and we anticipate that they will continue through 2013.

In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs. We will also evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Purchased In-Process Research and Development (IPR&D)

				Percentage Change
				2007		2006
	Years Ended December 31,			to		to
	2008	2007	2006	2008		2007
	(In thousands, except percentages)
Purchased in-process research and development	$390	$—	$1,340	*	%	(100)%

*  Percentage is not meaningful

In 2008, in conjunction with our acquisition of Identity Systems, Inc., we recorded in-process research and development (IPR&D) charges of $0.4 million. In 2006, in conjunction with our acquisition of Similarity, we recorded IPR&D charges of $1.3 million. We did not incur any IPR&D charges in relation to the Itemfield acquisition. The IPR&D charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. We may further incur IPR&D charges if we make additional acquisitions in the future.

Patent Related Litigation Proceeds Net of Patent Contingency Accruals

We recorded $11.5 million for patent litigation proceeds net of accruals for patent litigation in 2008.

Interest Income and Other, Net

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Interest income	$14,092	$21,820	$18,188	(35)%	20%
Interest expense	(7,221)	(7,196)	(5,782)	—%	24%
Other income (expense), net	866	613	(583)	41%	(205)%
	$7,737	$15,237	$11,823	(49)%	29%

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash balances, as well as foreign exchange transaction gains and losses and, to a lesser degree, interest expenses. Interest income and other, net was $7.7 million, $15.2 million, and $11.8 million in 2008, 2007, and 2006, respectively.

The decrease of $7.5 million (or 49%) in 2008 from 2007 was primarily due to a $7.7 million decrease in interest income received from lower investment yields and a $1.2 million decline in other income, which were partially offset by an increase of $0.4 million in foreign exchange gains and $1.0 million gain on early extinguishment of debt.

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

In 2003, we made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. Informatica evaluated this investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2007, this privately held company was acquired, and as a result of this acquisition, Informatica received $125,000 and $883,700 cash proceeds for its share in the equity of the company in 2008 and 2007, respectively. Informatica has recorded these amounts as other income for the years ended December 31, 2008 and 2007.

Income Tax Provision

				Percentage Change
				2007	2006
	Years Ended December 31,			to	to
	2008	2007	2006	2008	2007
	(In thousands, except percentages)
Income tax provision	$35,993	$8,024	$5,477	349%	47%
Effective tax rate	39%	13%	13%	26%	—%

Our effective tax rates were 39%, 13% and 13% in 2008, 2007, and 2006, respectively. The effective tax rate of 39% for 2008 differed from the federal statutory rate of 35% primarily due to the non-deductibility of share-based payments as well as the accrual of reserves related to uncertain tax positions offset by the tax credits and tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided for residual U.S. taxes in any of these jurisdictions since we intend to reinvest these off-shore earnings indefinitely.

The effective tax rate of 13% for 2007 differed from the federal statutory rate of 35% primarily due to non-deductible amortization of deferred share-based payments, as well as the accrual of reserves pursuant to FIN No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement 109 (“FIN No. 48”), offset by a decrease in our valuation allowance for deferred tax assets and foreign earnings taxed at different rates.

The effective tax rate of 13% for 2006 differed from the federal statutory rate of 35% primarily due to foreign withholding and income taxes, and non-deductible amortization of deferred share-based payments and intangibles, offset by a decrease in our valuation allowance for deferred tax assets to the extent of tax attributes utilized, as well as provision to return adjustments recorded as discrete items.

We expect our effective tax rate to decline in 2009, but this rate is highly dependent on the result of our international operations as well as the outcome of various tax audits.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of December 31, 2008, we had $460.9 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Cash provided by operating activities in 2008 was $99.9 million, representing an increase of $17.9 million from 2007. This increase resulted primarily from a $1.4 million increase in net income (adjusted for non-cash expenses), an increase in accounts receivable cash collections, an increase in income taxes payable, and an increase in accrued liabilities. These increases were offset by payments to reduce our accrual for excess facilities and excess tax benefits from share-based payments. We recognized the excess tax benefits from share-based payments for $5.1 million during the year ended December 31, 2008. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $25.5 million during the year ended December 31, 2008. Our “days sales outstanding” in accounts receivable increased from 58 days at December 31, 2007 to 64 days at December 31, 2008, due to a higher amount of billings which occurred toward the end of 2008, compared to 2007. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Cash provided by operating activities in 2007 was $82.0 million, representing an increase of $15.1 million from 2006. This increase resulted primarily from an increase in net income (adjusted for non-cash expenses and increases in deferred revenue), accrued compensation and related expenses, and income taxes payable. These increases were offset by higher balances in accounts receivable, prepaid expense and other assets primarily for insurance and third-party software maintenance, payments to our vendors, and payments on our lease obligations under our facilities restructuring accrual. Our “days sales outstanding” in accounts receivable decreased from 65 days at December 31, 2006 to 58 days at December 31, 2007 due to improvements in our collection program. Our deferred revenues increased primarily due to a larger customer base and a significant license contract that was recognized over the following 12 months.

Cash provided by operating activities in 2006 was $66.9 million, representing an increase of $29.0 million from 2005. This increase resulted primarily from an increase in net income (adjusted for non-cash expenses and increases in deferred revenue), accrued compensation and related expenses, and income taxes payable. These increases were offset by higher accounts receivable, prepaid expense and other assets related to insurance and third-party software maintenance, payments to our vendors, and payments related to our lease obligations under our facilities restructuring accrual. Our “days sales outstanding” in accounts receivable increased from 58 days at December 31, 2005 to 65 days at December 31, 2006 due to a higher amount of billings which occurred toward the end of 2006. Deferred revenues increased primarily due to a larger customer base and assumed deferred revenue in connection with the acquisition of Itemfield in December 2006.

Investing Activities: We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.

We have identified our investment portfolio as “available for sale” based on Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds and short-term marketable securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. Our revised and more conservative investment strategy has not impacted our liquidity.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we account for on a cost basis. On May 15, 2008, we acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million and acquired cash of $5.8 million. On October 1, 2008, Informatica Nederland B.V., a wholly owned subsidiary of Informatica, purchased all of the issued and outstanding shares of PowerData Iberica, S.L., a company organized under the laws of Spain for $7.1 million in cash, including transaction costs of $0.4 million.

As of June 2008, we were no longer required to maintain certificates of deposits for the $12.0 million letter of credit that a financial institution issued in 2001 for our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California. Accordingly, we classified the release of such restricted cash associated with such certificates of deposits from investing activities to operating activities.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (ESPP). Net cash used in financing activities in 2008 was $32.1 million due to repurchases and retirement of our common stock for $57.0 million and our Convertible Senior Notes for $7.8 million. These repurchases were offset by the issuance of common stock to option holders and to participants of our ESPP program for $27.6 million, and $5.1 million of excess tax benefits from share-based payments.

Net cash provided by financing activities in 2007 was $4.2 million due to the issuance of common stock to option holders and to participants of our ESPP program for $27.7 million, and $5.5 million of excess tax benefits from share-based payments, which were partially offset by a $28.9 million repurchase and retirement of common stock.

Net cash provided by financing activities in 2006 was $169.1 million including issuance of convertible debt for $230 million and issuance of common stock to option holders and participants of ESPP for $23.8 million, which were partially offset by a $78.5 million repurchase and retirement of common stock and a $6.2 million payment of debt issuance costs. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and general market conditions.

In March 2006, we issued and sold Convertible Senior Notes with an aggregate principal amount of $230 million due in 2026 (“Notes”). We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,000 shares of our common stock concurrently with the offering of the Notes. We intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock or Convertible Senior Notes.

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized an additional repurchase of $50 million of our common stock under the existing stock repurchase program. We repurchased 3,204,000 shares of our common stock for $50 million in 2007 and 2008. In April 2008, our Board of Directors authorized an additional repurchase of $75 million of our common stock under the stock repurchase program. In October 2008, Informatica’s Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with holders of the Notes. As of December 31, 2008, we repurchased 3,797,000 shares of our stock at a cost of $57.0 million, and we retired $9.0 million of our Convertible Senior Notes at a cost of $7.8 million. We have approximately $32.6 million remaining available to repurchase shares of our stock or Convertible Senior Notes under this program as of December 31, 2008.  This repurchase program does not have an expiration date.

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 5 of this Report for more information regarding the stock and Convertible Senior Notes repurchase program. We may continue to repurchase shares and Convertible Senior Notes from time to time, as determined by management under programs approved by the Board of Directors.

We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Given our cash balances, it is less likely but still possible that we may require or desire additional funds for purposes such as acquisitions, and we may raise such additional funds through public or private equity or debt financing or from other sources. Beginning on March 15, 2011 and then upon March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date. We may not be able to obtain adequate or favorable financing at that time, and any financing we obtain might be dilutive to our stockholders.

Contractual Obligations and Operating Leases

The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2008, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2009	2010 and 2011	2012 and 2013	2014 and Beyond
Operating lease obligations:
Operating lease payments	$100,142	$24,771	$43,255	$31,291	$825
Future sublease income	(11,801)	(2,344)	(5,312)	(4,145)	—
Net operating lease obligations	88,341	22,427	37,943	27,146	825
Debt obligations:
Principal payments*	221,000	—	—	—	221,000
Interest payments	116,025	6,630	13,260	13,260	82,875
Other obligations**	3,400	850	1,700	850	—
	$428,766	$29,907	$52,903	$41,256	$304,700
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

Our contractual obligations at December 31, 2008 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $4.0 million and $4.2 million for the years ending December 31, 2009, and 2010, respectively.

The above commitment table does not include approximately $20.2 million of long-term income tax liabilities recorded in accordance with FIN No. 48 because we are unable to reasonably estimate the timing of these potential future payments.

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

We adopted FIN No. 48 effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 13, Income Taxes, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

We estimate the expected timing of payment of the obligations discussed above on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $76.7 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 11. Facilities Restructuring Charges and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Of these future minimum lease payments, we have $64.5 million recorded in accrued facilities restructuring charges at December 31, 2008. This accrual, in addition to minimum lease payments of $76.7 million, includes estimated operating expenses of $23.4 million, is net of estimated sublease income of $27.5 million, and is net of the present value impact of $8.1 million recorded in accordance with Statement of Financial Accounting Standards Board No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

Other Uses of Cash

In October and May 2008, and January and December 2006, in connection with the PowerData, Identity Systems, Inc, Similarity and Itemfield acquisitions, we used approximately $7.1 million, $85.6 million, $48.3 million, and $52.1 million cash, respectively, as part of the consideration. A portion of our cash may be further used to acquire or invest in other complementary businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.

Letters of Credit

In 2001, a financial institution issued a $12.0 million letter of credit, which required us to maintain certificates of deposit as collateral until the leases expire in 2013. As of June 2008, however, we were no longer required to maintain certificates of deposits for this letter of credit related to our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements, transactions, or relationships with “special purpose entities.”

Recent Accounting Pronouncements

For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

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

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar. Beginning in the fourth quarter of 2008, we have attempted to minimize the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. The purpose of these programs is to reduce volatility of identified cash flow and earnings caused by movement in certain foreign currency exchange rates, in particular, Indian rupee and Israeli shekel foreign currency exchange rates. Any gain or loss from settling these contracts is offset by the gain or loss derived from the underlying balance sheet exposures upon payment.

Cash Flow Hedge Activities

Beginning in the fourth quarter of 2008, we have attempted to minimize the impact of certain foreign currency fluctuations through initiation of certain cash flow hedge programs. The purpose of these programs is to reduce volatility in cash flows and earnings caused by movement in certain foreign currency exchange rates, in particular Indian rupee and Israeli shekel foreign currency exchange rates.

The table below presents the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2008 for Indian rupees and Israeli shekels (in thousands):

Functional currency	Foreign Amount	USD Equivalent
Indian rupee	332,990	$6,497
Israeli shekel	13,105	3,414
		$9,911

We record changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, we reclassify the effective portion related gain or loss on the cash flow hedge to operating expenditures. If the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (expense) in the consolidated statements of operations.

We did not incur any gains or losses in the other income or expense in 2008 due to occurrence of ineffectiveness in our previously forecasted hedging transactions.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, corporate bonds, commercial paper and municipal securities. All investments are carried at market value, which approximates cost. See Note 3. Cash, Cash Equivalents, and Short-Term Investments, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007
Cash and short-term investments	$348,338	$381,921
Average rate of return	3.0%	5.1%

Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2008, we had net unrealized gains of $1.4 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2008, the fair market value of the portfolio would change by approximately $1.4 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we expect our average rate of return to drop by approximately 100 to 150 basis points during 2009.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Informatica is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Informatica’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●
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

Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2008, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Informatica’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica’s internal control over financial reporting. Its report appears immediately after this report.

/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer
February 25, 2009

/s/ EARL FRY
Earl Fry
Chief Financial Officer
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited Informatica Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Informatica Corporation and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 25, 2009

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$179,874	$203,661
Short-term investments	281,055	281,197
Accounts receivable, net of allowances of $2,558 in 2008 and $1,299 in 2007	87,492	72,643
Deferred tax assets	22,336	18,294
Prepaid expenses and other current assets	12,498	14,693
Total current assets	583,255	590,488
Restricted cash	—	12,122
Property and equipment, net	9,063	10,124
Goodwill	219,063	166,916
Other intangible assets, net	35,529	12,399
Long-term deferred tax assets	7,294	462
Other assets	8,908	6,133
Total assets	$863,112	$798,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,376	$4,109
Accrued liabilities	34,541	25,381
Accrued compensation and related expenses	29,365	33,053
Income taxes payable	—	248
Accrued facilities restructuring charges	19,529	18,007
Deferred revenues	120,892	99,415
Total current liabilities	211,703	180,213
Convertible senior notes	221,000	230,000
Accrued facilities restructuring charges, less current portion	44,939	56,235
Long-term deferred revenues	8,847	13,686
Long-term income taxes payable	20,668	5,968
Total liabilities	507,157	486,102
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 86,660 shares and 87,475 shares issued and outstanding at December 31, 2008 and 2007, respectively	87	87
Additional paid-in capital	374,091	377,277
Accumulated other comprehensive income (loss)	(3,741)	5,640
Accumulated deficit	(14,482)	(70,462)
Total stockholders’ equity	355,955	312,542
Total liabilities and stockholders’ equity	$863,112	$798,644

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
License	$195,769	$175,318	$146,092
Service	259,930	215,938	178,506
Total revenues	455,699	391,256	324,598
Cost of revenues:
License	3,291	3,693	6,978
Service	80,287	69,174	58,402
Amortization of acquired technology	4,125	2,794	2,118
Total cost of revenues	87,703	75,661	67,498
Gross profit	367,996	315,595	257,100
Operating expenses:
Research and development	72,522	69,908	54,997
Sales and marketing	177,339	158,298	138,851
General and administrative	37,411	35,531	28,187
Amortization of intangible assets	4,575	1,441	653
Facilities restructuring charges	3,018	3,014	3,212
Purchased in-process research and development	390	—	1,340
Patent related litigation proceeds net of patent contingency accruals	(11,495)	—	—
Total operating expenses	283,760	268,192	227,240
Income from operations	84,236	47,403	29,860
Interest income	14,092	21,820	18,188
Interest expense	(7,221)	(7,196)	(5,782)
Other income (expense), net	866	613	(583)
Income before income taxes	91,973	62,640	41,683
Income tax provision	35,993	8,024	5,477
Net income	$55,980	$54,616	$36,206
Basic net income per common share	$0.64	$0.63	$0.42
Diluted net income per common share	$0.58	$0.57	$0.39
Shares used in computing basic net income per common share	88,109	87,164	86,420
Shares used in computing diluted net income per common share	103,278	103,252	92,942

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
Balances, December 31, 2005	87,341	$87	$384,653	$(187)	$(539)	$(161,284)	$222,730
Components of comprehensive income:
Net income	—	—	—	—	—	36,206	36,206
Foreign currency translation adjustment	—	—	—	—	1,776	—	1,776
Unrealized gain on investments	—	—	—	—	559	—	559
Comprehensive income							38,541
Common stock options exercised	2,709	3	17,019	—	—	—	17,022
Common stock issued under employee stock purchase plan	1,126	1	6,814	—	—	—	6,815
Issuance of common stock and assumption of stock options in conjunction with acquisitions	122	—	6,458	—	—	—	6,458
Share-based payments	—	—	14,138	—	—	—	14,138
Repurchase and retirement of common stock	(5,365)	(5)	(78,536)	—	—	—	(78,541)
Deferred stock-based compensation adjustments and other	—	—	(187)	187	—	—	—
Balances, December 31, 2006	85,933	86	350,359	—	1,796	(125,078)	227,163
Components of comprehensive income:
Net income	—	—	—	—	—	54,616	54,616
Foreign currency translation adjustment	—	—	—	—	3,480	—	3,480
Unrealized gain on investments	—	—	—	—	364	—	364
Comprehensive income							58,460
Common stock options exercised	2,782	3	20,239	—	—	—	20,242
Common stock issued under employee stock purchase plan	734	1	7,457	—	—	—	7,458
Share-based payments	—	—	15,947	—	—	—	15,947
Tax benefit of share-based payments	—	—	12,215	—	—	—	12,215
Repurchase and retirement of common stock	(1,974)	(3)	(28,940)	—	—	—	(28,943)
Balances, December 31, 2007	87,475	87	377,277	—	5,640	(70,462)	312,542
Components of comprehensive income:
Net income	—	—	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	—	—	(10,090)	—	(10,090)
Unrealized gain on investments	—	—	—	—	658	—	658
Cash flow hedging gains	—	—	—	—	51	—	51
Comprehensive income							46,599
Common stock options exercised	2,313	3	19,112	—	—	—	19,115
Common stock issued under employee stock purchase plan	669	1	8,466	—	—	—	8,467
Share-based payments	—	—	16,321	—	—	—	16,321
Tax benefit of share-based payments	—	—	9,907	—	—	—	9,907
Repurchase and retirement of common stock	(3,797)	(4)	(56,992)	—	—	—	(56,996)
Balances, December 31, 2008	86,660	$87	$374,091	$—	$(3,741)	$(14,482)	$355,955

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$55,980	$54,616	$36,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,618	10,507	10,104
Allowance (recovery) for doubtful accounts	1,268	215	(32)
Gain on early extinguishment of debt	(1,015)	—	—
Share-based payments	16,321	15,971	14,138
Deferred income taxes	(10,874)	(20,974)	2,218
Tax benefits from stock option plans	9,907	12,215	—
Excess tax benefits from share-based payments	(5,094)	(5,492)	—
Amortization of intangible assets and acquired technology	8,700	4,235	3,605
Impairment of property and equipment	—	—	2,668
In-process research and development	390	—	1,340
Non-cash facilities restructuring charges	3,018	3,014	3,212
Other non-cash items	(20)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,959)	(6,982)	(11,434)
Prepaid expenses and other assets	3,298	(1,974)	(172)
Accounts payable and accrued liabilities	7,153	(180)	997
Accrued compensation and related expenses	(4,907)	7,260	4,328
Income taxes payable	13,210	1,291	399
Accrued facilities restructuring charges	(12,628)	(12,419)	(13,772)
Deferred revenues	15,529	20,702	13,098
Net cash provided by operating activities	99,895	82,005	66,903
Investing activities:
Purchases of property and equipment	(4,728)	(5,926)	(3,767)
Purchases of investments	(468,880)	(462,566)	(462,367)
Purchase of investment in equity interest	(3,000)	—	—
Purchase of patent	(1,300)	—	—
Maturities of investments	394,469	392,578	249,624
Sales of investments	75,536	69,537	118,802
Business acquisitions, net of cash acquired	(86,980)	—	(95,763)
Transfer from restricted cash	12,016	—	—
Net cash used in investing activities	(82,867)	(6,377)	(193,471)
Financing activities:
Net proceeds from issuance of common stock	27,582	27,700	23,837
Repurchases and retirement of common stock	(56,996)	(28,943)	(78,541)
Repurchases of convertible senior notes	(7,774)	—	—
Excess tax benefits from share-based payments	5,094	5,492	—
Issuance of convertible senior notes	—	—	230,000
Payment of issuance costs on convertible senior notes	—	—	(6,242)
Net cash provided by (used in) financing activities	(32,094)	4,249	169,054
Effect of foreign exchange rate changes on cash and cash equivalents	(8,721)	3,293	1,460
Net increase (decrease) in cash and cash equivalents	(23,787)	83,170	43,946
Cash and cash equivalents at beginning of the year	203,661	120,491	76,545
Cash and cash equivalents at end of the year	$179,874	$203,661	$120,491
Supplemental disclosures:
Interest paid	$6,952	$6,900	$3,488
Income taxes paid, net of refunds	$25,537	$11,945	$2,905
Supplemental disclosures of non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$1,583
Unrealized gain on investments	$658	$364	$559

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business

Informatica Corporation (“Informatica,” or “the Company”) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is a leading provider of enterprise data integration and data quality software and services that enable organizations to gain greater business value by integrating their information assets. Informatica software handles a wide variety of complex enterprise-wide data integration initiatives, including data warehousing, data migration, data consolidation, data synchronization, data quality, and the establishment of data hubs, data services, cross-enterprise data exchange and integration competency centers.

2.  Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Cash and Cash Equivalents

The Company considers highly liquid investment securities with maturities, at date of purchase, of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist primarily of commercial paper, money market funds, and U.S. government securities with insignificant interest rate risk, are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company charges off the adjustment in general and administrative expense. At December 31, 2008 and 2007, the Company’s allowance for doubtful accounts was $2.6 million and $1.3 million, respectively.

Investments

Investments are comprised of marketable securities, which consist primarily of commercial paper, U.S. government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and managed by four major financial institutions. The Company’s marketable securities are classified as available- for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available for sale marketable securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years. The estimated useful lives of computer software and equipment are generally three years. The estimated useful lives of furniture and office equipment are three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2008, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. No comparable cost was capitalized for the year ended December 31, 2008.

Goodwill

The Company assessed goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with the Company’s determination that it has only one reporting segment, the Company has determined that it has only one Reporting Unit, specifically the license, implementation, and support of its software applications. Goodwill was tested for impairment in the annual impairment tests on October 31 in each year using the two-step process required by SFAS No. 142. First, the Company reviews the carrying amount of its Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of the Company’s common stock. If such comparison reflected potential impairment, the Company would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if the Company would determine that goodwill may be impaired, then it would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The Company has completed the annual impairment tests as of October 31, 2008 and 2007, which did not result in any impairment charges.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

SFAS No. 157 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$25,542	$25,542	$—	$—
Marketable securities	322,796	—	322,796	—
Total money market funds and marketable securities	348,338	25,542	322,796	—
Foreign currency derivatives	155	—	155	—
Investment in equity interest	3,000	—	—	3,000
Total	$351,493	$25,542	$322,951	$3,000
Liabilities:
Convertible senior notes	$204,259	$204,259	$—	$—
Total	$204,259	$204,259	$—	$—

Marketable Securities

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

The Company for the valuation of its market funds uses valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Informatica used the following methodology to determine the fair value of its treasury bills, corporate bonds, agency and government bonds for $270 million at December 31, 2008: These securities generally have market prices from multiple sources; therefore, the Company used a “consensus price” or a weighted average price for each security. Informatica receives market prices for these securities from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. Then, the Company uses these multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value.

Informatica used the following methodology to determine the fair value of its commercial paper for $53 million at December 31, 2008: The Company used mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the market place, the price on that subsequent transaction clearly reflects the market price on that day and Informatica will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to do any transactions. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. The Company has used mid market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rate, interest rates, volatilities, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) rates to discount assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets, all of which have tenors less than 12 months. The company discounts derivative liabilities to reflect the potential credit risk to lenders and has used the spread over LIBOR on the most recent corporate borrowing rate. Both the Company and the counterparty are expected to perform under the contractual terms of the instruments.

The functional currency of the Company’s foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which is in euros. The Company translates all assets and liabilities of foreign subsidiaries to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other expense, net in the accompanying consolidated statements of operations.

The Company began attempting to minimize the impact of certain foreign currency fluctuations through initiation of certain cash flow hedge programs in the fourth quarter of 2008. The purpose of these programs is to reduce volatility of identified cash flows and earnings caused by movement in certain foreign currency exchange rates. Informatica accounts for our derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) must be adjusted to fair value through earnings. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company records changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss), until the forecasted transaction occurs. When the forecasted transaction occurs, Informatica reclassifies the effective portion related gain or loss on the cash flow hedge to operating expenditures. If the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, the Company reclassifies the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (expense) in the consolidated statements of operations.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Equity Securities

The Company also held a $3 million investment in the preferred stock of a privately held company at December 31, 2008, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company considered the price paid by other third-party investors purchasing preferred stock in the same round funding. Informatica also uses the cash flow of the entity against its own cash flow assumptions at the time that investment was made for the determination of the fair value of this investment.

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

The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The counterparties associated with the Company’s forward foreign exchange contracts are large credit worthy commercial banking institutions; therefore, the Company does not consider counterparty non-performance a material risk.

Revenue Recognition

The Company derives revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with AICPA SOP No. 97-2, Software Revenue Recognition, as amended and modified by SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, SOP No. 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) SAB No. 104, Revenue Recognition, and other authoritative accounting literature.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Facilities Restructuring Charges

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination. The Company adopted SFAS No. 146 effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with SFAS No. 146. The Company applied SFAS No. 146 for its 2004 Restructuring Plan while its 2001 Restructuring Plan was accounted for in accordance with EITF No. 88-10 and other applicable pre-existing guidance. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were negligible for the years ended December 31, 2008 and 2007. Advertising expense was $2.0 million for the year ended December 31, 2006.

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

In assessing the need for any additional non-share-based compensation valuation allowance, we considered all the evidence available to us both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2008, it was considered more likely than not that our non-share-based related deferred tax assets would be realized. Therefore, the remaining valuation allowance is primarily related to our share-based compensation deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not reduce our effective tax rate.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the Board issued Staff Position (“FSP No. 157-2”) that (1) partially deferred the effective date of SFAS No. 157, for one year for certain non-financial assets and non-financial liabilities, and (2) removed certain leasing transactions from the scope of SFAS No. 157. This FSP effectively delayed the implementation of this pronouncement for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position, results of operations, or cash flows. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”), which addresses the accounting and reporting standards for the business combinations. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt this statement as required.

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

  In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this consensus as required and its adoption is not expected to have an impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt this FSP as required, and is currently evaluating the related accounting and disclosure requirements.

In May 2008, the FASB issued Staff Position No. APB No. 14-1 (“FSP No. 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). This FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement is effective November 15, 2008. The Company will adopt this statement as required, and its adoption is not expected to have an impact on the consolidated financial statements.

In October 2008, the FASB issued Staff Position No. 157-3 (“FSP No. 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP applies to financial assets and clarifies the application of SFAS No. 157 in a market that is not active. This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. The Company adopted this FSP, and its adoption did not have an impact on its consolidated financial statements.

3.  Cash, Cash Equivalents, and Short-Term Investments

The Company’s marketable securities are classified as available for sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains of $92,000 and realized losses of $53,000 were recognized for the years ended December 31, 2008 and 2007, respectively. No realized gains or losses were recognized for the year ended December 31, 2006. The realized gains and losses are included in other income of the consolidated results of operations for the respective years. The cost of securities sold was determined based on the specific identification method.

The following table summarizes of the Company’s investments at December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$112,591	$—	$—	$112,591
Cash equivalents:
Money market funds	25,542	—	—	25,542
Commercial paper	9,741	—	—	9,741
Federal agency notes and bonds	17,996	4	—	18,000
U.S. government notes and bonds	14,000	—	—	14,000
Total cash equivalents	67,279	4	—	67,283
Total cash and cash equivalents	179,870	4	—	179,874
Short-term investments:
Commercial paper	43,125	—	—	43,125
Corporate notes and bonds	38,569	174	(18)	38,725
Federal agency notes and bonds	133,220	1,015	(1)	134,234
U.S. government notes and bonds	61,569	266	—	61,835
Municipal notes and bonds	3,134	3	(1)	3,136
Total short-term investments	279,617	1,458	(20)	281,055
Total cash, cash equivalents, and short-term investments *	$459,487	$1,462	$(20)	$460,929

*	Total estimated fair value above included $348,338 comprised of cash equivalents and short-term investments at December 31, 2008.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$102,939	$—	$—	$102,939
Cash equivalents:
Money market funds	35,240	—	—	35,240
Commercial paper	24,448	1	—	24,449
Federal agency notes and bonds	41,037	—	(4)	41,033
Total cash equivalents	100,725	1	(4)	100,722
Total cash and cash equivalents	203,664	1	(4)	203,661
Short-term investments:
Commercial paper	51,642	7	(4)	51,645
Corporate notes and bonds	51,308	103	(25)	51,386
Federal agency notes and bonds	150,049	371	(12)	150,408
U.S. government notes and bonds	5,494	8	(1)	5,501
Municipal notes and bonds	1,200	7	—	1,207
Auction rate securities	21,050	—	—	21,050
Total short-term investments	280,743	496	(42)	281,197
Total cash, cash equivalents, and short-term investments	$484,407	$497	$(46)	$484,858

The Company sold its investments in auction rate securities at par value in early 2008.

In accordance with FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment is other-than-temporary impaired. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	Less Than 12 months		More Than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$15,790	$(18)	$—	$—	$15,790	$(18)
Federal agency notes and bonds	2,554	(1)	—	—	2,554	(1)
Municipal notes and bonds	1,017	(1)	—	—	1,017	(1)
	$19,361	$(20)	$—	$—	$19,361	$(20)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2008 (in thousands):

	Cost	Fair Value
Due within one year	$306,558	$307,414
Due one year to two years	40,338	40,924
Due after two years	—	—
	$346,896	$348,338

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Property and Equipment

The following table summarizes the cost of property and equipment at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Computer and office equipment	$40,269	$39,262
Furniture and fixtures	4,815	4,346
Leasehold improvements	17,363	16,343
	62,447	59,951
Less: Accumulated depreciation and amortization	(53,384)	(49,827)
	$9,063	$10,124

Depreciation and amortization expense was $5.6 million and $10.5 million in 2008 and 2007, respectively.

5.  Goodwill and Intangible Assets

The following table reflects the carrying amounts of the intangible assets as of December 31, 2008 and 2007 (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$32,583	$(14,216)	$18,367	$18,135	$(10,091)	$8,044
Customer relationships	20,257	(5,870)	14,387	4,175	(1,895)	2,280
Other:
Trade names	700	(408)	292	700	(208)	492
Covenant not to compete	2,000	(817)	1,183	2,000	(417)	1,583
Patents	1,300	—	1,300	—	—	—
	$56,840	$(21,311)	$35,529	$25,010	$(12,611)	$12,399

Intangible assets, other than goodwill and patents, are amortized over estimated useful lives of between three and seven years. Informatica entered into a patent cross-license for $1.3 million at the end of 2008, and expects to amortize the patents subject to the license over their estimated useful lives of 13 years starting in 2009. Of the $8.7 million amortization of intangible assets recorded in 2008, $4.6 million was recorded in operating expenses and $4.1 million was recorded in cost of license revenues. Of the $4.2 million amortization of intangible assets recorded in 2007, $1.4 million was recorded in operating expenses and $2.8 million was recorded in cost of license revenues. Of the $5.2 million amortization of intangible assets and impairment recorded in 2006, $0.7 million was recorded in operating expenses and $2.4 million was recorded in cost of license revenues and $2.1 million in cost of revenues—amortization of acquired technology. In 2005, the Company purchased a source code license with a value of $2.5 million. The balance of this source code license for $1.6 million was determined to be impaired in December 2006 because the Company modified its original plan to use this software in its PowerCenter product. The cost of the impairment is reflected in the cost of license revenues. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, covenant not to compete and patent are 5 years, 5 years, 3.5 years, 5 years, and 13 years, respectively. The amortization expense related to identifiable intangible assets as of December 31, 2008 is expected to be $11.4 million, $8.5 million, $7.1 million, $4.9 million, $2.8 million, and $0.8 million for the years ended December 31, 2009, 2010, 2011, 2012, 2013, and 2014 and thereafter, respectively.

The increase in the gross carrying amount of developed and core technology for $14.6 million as well as customer relationships for $12.6 million is due to the acquisition of Identity Systems, Inc. discussed in Note 20. Acquisitions, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Developed and core technology of $2.3 million and customer relationships of $0.1 million at December 31, 2008 related to the Identity Systems, Inc. acquisition, were recorded in a European local currency; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007
Beginning balance	$166,916	$170,683
Goodwill recorded in acquiring Identity Systems, Inc.	49,316	—
Goodwill recorded in acquiring PowerData	3,618	—
Subsequent goodwill adjustments:
Tax benefits from exercise of non-qualified stock options granted as part of prior acquisitions	(75)	(159)
Local currency translation adjustments	(586)	—
Adjustments of pre-acquisition tax benefits for prior acquisitions	181	(2,272)
Adjustments of pre-acquisition sales tax and accounts receivable reserves for prior acquisitions	(107)	(968)
Other adjustments for prior acquisitions	(200)	(368)
Ending balance	$219,063	$166,916

In 2008, the Company recorded adjustments of $0.8 million primarily due to foreign currency translation and other adjustments for prior acquisitions. In 2007, the Company recorded adjustments of $3.8 million due to purchase price accounting adjustments, primarily due to reversal of the valuation allowance attributable to the net operating loss carryforward and release of a sales tax reserve originating from previous acquisitions.

6.  Convertible Senior Notes

On March 8, 2006, the Company issued and sold Convertible Senior Notes with an aggregate principal amount of $230 million due 2026 (“Notes”). The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of the Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ National Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. The Company has the right to redeem some or all of the Notes after March 15, 2011. Future minimum payments related to the Notes in total which represent interest as of December 31, 2008 are as follows: 2009—$6.6 million; 2010—$6.6 million; and 2011—$6.6 million. Future minimum payments related to the Notes as of December 31, 2008 for 2012 and thereafter is $317 million, consisting of interest for $96 million and principal for $221 million.

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $0.5 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. Interest expense on the Notes was $7.0 million and $6.9 million for the years ended December 31, 2008 and 2007, respectively. Interest payments of $7.0 million and $6.9 million were made in 2008 and 2007, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. As of December 31, 2008, Informatica repurchased $9.0 million of its outstanding Convertible Senior Notes at a cost of $7.8 million at a discount. As a result, $1.0 million, net of prorated deferred expenses written off for $0.2 million, is reflected in other income for the three months ended December 31, 2008.

The estimated fair value of the Company’s Convertible Senior Notes as of December 31, 2008, based on the closing price as of December 29, 2008 (the last trading day of 2008) at the Over-the-Counter market, was $204.3 million.

7.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Informatica may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2008 and 2007, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2008.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. As of December 31, 2008, the Company repurchased 3,204,000 shares at a cost of $50 million.

In April 2008, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $75 million of its common stock. As of September 30, 2008, the Company repurchased 940,000 shares at a cost of $14.8 million, with a remaining balance of $60.2 million under this program. In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with holders of the Notes. During the fourth quarter ended December 31, 2008, the Company repurchased 1,522,000 shares at a cost of $19.7 million and $9.0 million of its outstanding Notes at a cost of $7.8 million. The Company has approximately $32.6 million remaining available to repurchase shares and Notes under this program as of December 31, 2008. This repurchase program does not have an expiration date to repurchase shares.

These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Item 5 of this Report for more information regarding the stock repurchase plan. We may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

8.  Share-Based Payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table.

The Company has been using consistently a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and it uses market-based implied volatilities for its Employee Stock Purchase Plan (ESPP).

The expected life of employee stock options granted is derived from historical exercise patterns of the options while the expected life of ESPP is based on the contractual terms. The expected life of options granted is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The expected life in 2008 compared to 2007 remained unchanged, but it declined in 2007 compared to 2006 mainly due to a reduction in the contractual term of Informatica’s new grants from a 10 years term to a 7 years term in April 2004, and also higher exercise volume due to higher stock prices in recent quarters.

The risk-free interest rate for the expected life of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The risk-free interest rate declined in 2008 compared to 2007, but it remained relatively unchanged in 2007 compared to 2006.

SFAS No. 123(R) also requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses an average of actual forfeited options for the past four quarters to estimate its forfeiture rate and record share-based payments. The Company lowered its forfeiture rate from 16% in 2006 to 13% in 2007. The company further reduced its forfeiture rate from 13% in 2007 to 10% in 2008, primarily due to lower historical cancellation rates.

The Company amortizes its share-based payments using a straight-line method over the vesting term of the awards.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Option grants:
Expected volatility	38-54%	37-41%	43-52%
Weighted-average volatility	41%	39%	48%
Expected life (in years)	3.3	3.3	3.9
Expected dividends	—	—	—
Risk-free interest rate	2.5%	4.5%	4.8%
ESPP:
Expected volatility	38-42%	35%	40%
Weighted-average volatility	40%	35%	40%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	0.5	1.25
Risk-free interest rate—ESPP	2.0%	5.1%	5.1%

The allocation of the share-based payments net of income tax benefit is as follows (in thousands):

	Years Ended December 31,
	2008	2007
Cost of service revenues	$2,023	$1,670
Research and development	4,109	3,751
Sales and marketing	5,397	5,796
General and administrative	4,792	4,754
Total share-based payments	16,321	15,971
Tax benefit of share-based payments	(3,024)	(3,119)
Total share-based payments, net of tax benefit	$13,297	$12,852

Stock Option Plan Activity

A summary of stock option activity through December 31, 2008 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	17,113	$7.56	5.63	$78,980
Granted	3,866	12.79
Exercised	(2,709)	6.28
Forfeited or expired	(987)	11.29
Outstanding at December 31, 2006	17,283	$8.72	5.11	$69,835
Granted	4,129	14.58
Exercised	(2,782)	7.27
Forfeited or expired	(1,295)	12.63
Outstanding at December 31, 2007	17,335	$10.05	4.66	$138,392
Granted	3,631	16.56
Exercised	(2,313)	8.22
Forfeited or expired	(940)	14.57
Outstanding at December 31, 2008	17,713	$11.35	4.31	$58,342
Exercisable at December 31, 2008	11,844	$9.38	3.67	$56,599

As of December 31, 2008, there was a total of 5,908,000 unvested options with a fair value of $24.9 million, and the average grant price of $15.24. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.7 years.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average fair value of options granted with exercise prices equal to fair market value at the date of grant under stock options plans during 2008, 2007, and 2006 was $5.22, $4.77, and $6.21, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2008 and 2007. The Company granted options, related to acquisitions, with exercise prices less than fair market value at the date of grant in 2006 for the estimated weighted-average fair value of $12.01. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007, and 2006 were $20.8 million, $21.0 million, and $22.3 million, respectively. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2008, 2007, and 2006 was $4.65, $3.39, and $3.81 per share, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2008, 2007, and 2006 was $2.7 million and $2.4 million, and 9.3 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

The following table summarizes information about stock options as of December 31, 2008 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life(Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.54 to $ 4.05	277	2.92	$3.07	274	$3.08
$4.51 to $ 6.56	2,925	5.25	$5.76	2,924	$5.76
$6.57 to $ 7.73	2,602	2.39	$7.28	2,527	$7.27
$7.74 to $12.00	3,075	2.40	$9.20	2,821	$8.99
$12.11 to $14.71	2,701	5.07	$13.37	1,126	$13.27
$14.95 to $16.03	2,646	4.65	$15.11	1,473	$15.15
$16.15 to $42.56	3,487	5.88	$17.21	699	$17.69
	17,713	4.31	$11.35	11,844	$9.38

Summary of Plans

1999 Stock Incentive Plan

The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options. As of December 31, 2008, the Company had approximately 15,799,158 authorized options available for grant and 16,989,000 options outstanding under the 1999 Incentive Plan. The Company in its Proxy Statement for the 2009 Annual Meeting of Stockholders will be requesting approval of a 2009 Equity Incentive Plan from its stockholders, as the 1999 Incentive Plan expires in March 2009.

1999 Non-Employee Director Stock Incentive Plan

The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. As of December 31, 2008, the Company had no additional options available for grant and 518,000 options outstanding under the Directors Plan. The Company intends to grant options to the directors from the 1999 Incentive Plan at the point when all options in the Directors Plan have been granted. The Company in its Proxy Statement for the 2009 Annual Meeting of Stockholders will be requesting approval of a 2009 Equity Incentive Plan from its stockholders, as the Directors Plan expires in March 2009.

2000 Employee Stock Incentive Plan

In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vested over a period of 4 years from the date of the grant. As of December 31, 2008, the Company had approximately 781,000 authorized options available for grant and 138,000 options outstanding under the 2000 Incentive Plan.

Assumed Option Plans

In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, and the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of December 31, 2008, the Company had approximately 67,000 options outstanding under the Assumed Plans.

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

Disclosures Pertaining to All Share-Based Payment Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the years ended 2008, 2007, and 2006 were $27.5 million, $27.7 million, and $23.8 million, respectively. The total realized tax benefits attributable to stock options exercised were $6.6 million and $7.2 million for the years ended December 31, 2008 and 2007, respectively. The Company was in full valuation allowance for the year ended December 31, 2006 and prior years. The gross excess tax benefits from share-based payments in the fiscal year ended December 31, 2008 and 2007 were $5.1 million and $5.5 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2008 and 2007.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Accumulated Other Comprehensive Income

Accumulated other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax.

For the years ended December 31, 2008, 2007, and 2006, the components of comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net income, as reported	$55,980	$54,616	$36,206
Other comprehensive income (loss):
Unrealized gain on investments*	658	364	559
Cumulative translation adjustment**	(10,090)	3,480	1,776
Cash flow hedging gain ***	51	—	—
Comprehensive income	$46,599	$58,460	$38,541
____________

* ** ***
The tax effects on unrealized gain on investments were $329,000 and $233,000 for the years ended December 31, 2008 and 2007, respectively, and negligible for the year ended December 31, 2006.
The tax effects on cumulative translation adjustments for the years ended December 31, 2008, 2007, and 2006 were negligible.
The tax effect on cash flow hedging gain for the year ended December 31, 2008 was negligible.

	December 31,
	2008	2007
Unrealized gain on available-for-sale investments	$879	$221
Cumulative translation adjustment	(4,671)	5,419
Cash flow hedging gain	51	—
	$(3,741)	$5,640

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of operations based on specific identification.

Note 10. Derivative Financial Instruments

Informatica recognizes derivative instruments and hedging activities as either assets or liabilities on its balance sheet and measures them at fair value based on SFAS No. 133. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

Informatica uses foreign exchange forward contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of our forecasted expenditures denominated in currencies other than the U.S. dollar, primarily the Indian rupee and Israeli shekel. These foreign exchange contracts, carried at fair value, usually have a maturity of 12 months or less. Informatica enters into these foreign exchange contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

Informatica has documented all hedging relationships at the inception of the hedge and has ensured that hedges are all highly effective in offsetting changes to future cash flows on hedged transactions. The Company records changes in the intrinsic value of these cash flow hedges in accumulated other comprehensive income (loss) until the forecasted transaction occurs. Upon occurrence of these forecasted transactions, the Company reclassifies the effective portion’s related gain or loss on the cash flow hedge to operating expenditures. If the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge are reclassified from accumulated other comprehensive income (loss) to other income (loss) on the consolidated statement of operations.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2008, $51,000 was included in accumulated other comprehensive income (loss), net of taxes. The Company expects to reclassify this amount to the income statement within the next 12 months. There were no such gains or losses recognized in other income (loss) related to hedging of forecasted transactions that did not occur.

Informatica evaluates the effectiveness of hedges at the inception of the hedge prospectively as well as retrospectively and records any ineffective portion of the hedging instruments in other income (loss) on the consolidated statement of operations based on SFAS No. 133. There were no gains or losses recognized in other income (loss) for cash flow hedges due to hedge ineffectiveness in 2008.

The Company excludes time value of derivative instruments for hedge accounting purposes under SFAS No. 133. The excluded component recorded income was a $73,000 gain which was recorded in operating expenses in the consolidated statement of operations. Informatica expects that the time value of the derivative instruments for the duration of the hedge during the next 12 months to be approximately $306,000.

11.  Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $5.2 million in 2009, $5.2 million in 2010, $5.4 million in 2011, $5.5 million in 2012, and $1.7 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2008, the Company will recognize approximately $8.1 million of accretion as a restructuring charge over the remaining five years term of the lease as follows: $2.8 million in 2009, $2.3 million in 2010, $1.7 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

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

In December 2004, the Company recorded restructuring charges under its 2001 restructuring plan of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the result of the relocation of its corporate headquarters within Redwood City, California in December 2004, and an adjustment to management’s estimate of occupancy of available vacant facilities. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2001 Restructuring Plan through May 2013, which was subsequently subleased until July 2013 under a December 2007 sublease agreement.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of the accrued restructuring charges for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	Accrued					Accrued
	Restructuring					Restructuring
	Charges at					Charges at
	December 31,	Restructuring		Net Cash	Non-Cash	December 31,
	2007	Charges	Adjustments	Payment	Reclass	2008
2004 Restructuring Plan Excess lease facilities	$64,446	$3,469	$(324)	$(11,071)	$(164)	$56,356
2001 Restructuring Plan Excess lease facilities	9,796	—	(127)	(1,557)	—	8,112
	$74,242	$3,469	$(451)	$(12,628)	$(164)	$64,468

In 2008, the Company recorded $3.0 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $3.5 million of accretion charges and a $0.1 million charge for amortization of tenant improvements, offset by an adjustment of $0.6 million due to changes in our assumed sublease income.

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

Net cash payments for 2008, 2007, and 2006 for facilities included in the 2001 Restructuring Plan amounted to $1.6 million, $1.6 million, and $4.0 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2008 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $3.9 million.

Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases should the Company’s existing sublessees elect to terminate their sublease agreements in 2009 and the market rates at the time of entering into new sublease agreements.

12.  Employee 401(K) Plan

The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $2,500 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $1.7 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Income Taxes

The federal, state, and foreign income tax provisions for the years ended December 31, 2008, 2007, and 2006 are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current tax provision:
Federal	$24,949	$20,248	$(177)
State	5,589	3,679	1,100
Foreign	12,531	3,265	3,561
Total current tax provision	43,069	27,192	4,484
Deferred tax provision:
Federal	(3,860)	(12,958)	853
State	(1,840)	(6,210)	140
Foreign	(1,376)	—	—
Total deferred tax provision	(7,076)	(19,168)	993
Total provision for income taxes	$35,993	$8,024	$5,477

The components of income (loss) before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Domestic	$57,146	$39,066	$52,571
Foreign	34,827	23,574	(10,888)
	$91,973	$62,640	$41,683

A reconciliation of the provision (benefit) computed at the statutory federal income tax rate to the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax provision computed at federal statutory tax rate	$32,190	$21,924	$14,589
State taxes, net of federal benefit	2,890	1,497	715
Foreign earnings taxed at different rates	(1,563)	(4,238)	9,633
Share-based payment	1,064	1,562	1,646
Return to provision true-up	138	1,615	(603)
Other	974	12	—
Valuation allowance	300	(14,348)	(20,503)
Total provision for income taxes	$35,993	$8,024	$5,477

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,989	$4,082
Tax credit carryforwards	5,274	5,378
Deferred revenue	12,301	8,133
Reserves and accrued costs not currently deductible	7,815	2,277
Depreciable assets	14,660	16,442
Accrued restructuring costs	25,170	29,051
Amortization of intangibles	—	1,746
Capitalized research and development	306	463
Share-based payment	5,964	3,849
Other	1,147	155
Valuation allowance	(42,849)	(47,142)
Total deferred tax assets	31,777	24,434
Deferred tax liabilities:
Non-deductible intangible assets	(1,531)	(4,453)
Foreign earnings	—	(1,225)
Other	(616)	—
Total deferred tax liabilities	(2,147)	(5,678)
Net deferred tax assets	$29,630	$18,756

SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. During 2007, as a result of analysis of all available evidence, including cumulative profits over the prior three years and a projection of future taxable income, it was considered more likely than not that non-share-based related deferred tax assets would be realized. Therefore, the Company released the valuation allowance previously held against its deferred tax assets, resulting in a $14.3 million benefit recorded in the consolidated statement of operations and a $2.3 million benefit recorded to goodwill. Additionally, in the quarter ended September 30, 2007, the Company completed an analysis of its inter-company transfer pricing retroactive to 2001 and based on this self-initiated review, the Company reallocated a portion of the consolidated pre-tax income from its foreign operations to domestic operations and utilized an additional $10.4 million of deferred tax assets previously reserved.

As of December 31, 2008, approximately $42.8 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized. The valuation allowance decreased by $4.3 million in 2008, $35.5 million in 2007, and $9.0 million in 2006. The declines were primarily due to reductions in deferred tax assets to the extent that tax attributes were utilized.

As of December 31, 2008, the Company had federal net operating loss carryforwards of approximately $5.7 million. The net operating loss carryforwards will expire at various times beginning in 2011, if not utilized. As of December 31, 2008, the Company had state research and development tax credit carryforwards of approximately $7.1 million, which can be carried forward indefinitely. Utilization of the Company’s net operating loss is subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not anticipate expiration of the net operation loss carryforwards prior to their utilization.

The Company has not provided for U.S. federal and foreign withholding taxes on $16.4 million of undistributed earnings, including earnings previously accrued upon, from certain non-U.S. operations as of December 31, 2008 because the Company intends to reinvest such earnings indefinitely outside of the United States. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits and is currently not practical to compute.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective January 1, 2007. FIN No. 48 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of adopting FIN No. 48, if any, is required to be recorded in retained earnings and other accounts as applicable. No material cumulative adjustment to retained earnings was required upon the

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adoption of FIN No. 48. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$7,086
Additions for tax positions of prior years	12,106
Reductions for tax positions of prior years	(581)
Additions based on tax positions related to the current year	1,589
Reduction due to lapse of statute of limitations	—
Reduction due to settlements	—
Balance at December 31, 2008	$20,200

The unrecognized tax benefits related to FIN No. 48, if recognized, would impact the income tax provision by $12.9 million and $7.1 million as of December 31, 2008 and 2007, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at December 31, 2008 and 2007 were approximately $1.6 million and $0.3 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carryforwards, substantially all of the Company’s tax years, from 1995 through 2006, remain open to tax examination. In 2008, the Company has also been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of December 31, 2008. Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company had determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision might be required.

14.  Net Income per Common Share

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

The calculation of basic and diluted net income per share is as follows (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Net income	$55,980	$54,616	$36,206
Effect of convertible senior notes, net of related tax effects	4,350	4,399	—
Net income adjusted	$60,330	$59,015	$36,206
Weighted-average shares outstanding	88,109	87,164	86,420
Dilutive effect of employee stock options	3,715	4,588	6,522
Dilutive effect of convertible senior notes	11,454	11,500	—
Shares used in computing diluted net income per common share	103,278	103,252	92,942
Basic net income per common share	$0.64	$0.63	$0.42
Diluted net income per common share	$0.58	$0.57	$0.39

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for years ended December 31, 2008 and 2007, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $4.3 million and $4.4 million, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. For the year ended December 31, 2006, the effect of the Convertible Senior Notes, equivalent to 9,232,000 common shares, was anti-dilutive.

For the years ended December 31, 2008, 2007, and 2006, options to purchase approximately 3.5 million, 4.0 million, and 2.7 million, respectively, of common stock with exercise price greater than the annual average fair market value of our stock of $15.77, $14.83, and $13.91, respectively, were not included in the calculation because the effect would have been anti-dilutive.

15.  Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $4.0 million and $4.2 million for the years ending December 31, 2009 and 2010, respectively.

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013. In 2001, a financial institution issued a $12.0 million letter of credit, which required us to maintain certificates of deposits as collateral until the leases expire in 2013. As of June 2008, however, we were no longer required to maintain certificates of deposits for this letter of credit related to our former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rent expense for 2008, 2007, and 2006 was $11.2 million, $7.2 million, and $5.8 million, respectively. Operating lease payments in the table below include approximately $76.7 million for operating lease commitments for facilities that are included in restructuring charges. See Note 11. Facilities Restructuring Charges, above, for a further discussion.

Future minimum lease payments as of December 31, 2008 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
2009	$24,771	$2,344	$22,427
2010	24,037	2,632	21,405
2011	19,218	2,680	16,538
2012	19,528	2,733	16,795
2013	11,763	1,412	10,351
Thereafter	825	—	825
	$100,142	$11,801	$88,341

Of these future minimum lease payments, the Company has accrued $64.5 million in the facilities restructuring accrual at December 31, 2008. This accrual, in addition to minimum lease payments of $76.7 million, includes estimated operating expenses of $23.4 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $27.5 million and a present value discount of $8.1 million recorded in accordance with FASB Statement No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accruals

Informatica makes judgments for the amount to be accrued based on Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”). Informatica has had accruals, which includes accrued legal settlement costs reflected in the Company’s operating expenses based, for $4.1 million and $0.4 million for the years ended on December 31, 2008 and December 31, 2007, respectively. The Company expects that the amount accrued for the year ended December 31, 2008 to be settled during 2009.

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2008 and 2007. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2008. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Derivative Financial Instruments

Informatica uses foreign exchange forward contracts to hedge certain operational ("cash flow") exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of our forecasted expenditures denominated in currencies other than the U.S. dollar, primarily the Indian rupee and Israeli shekel. These foreign exchange contracts, carried at fair value, have a maturity of 12 months or less. Informatica enters into these foreign exchange contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2008 for Indian rupees and Israeli shekels (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Rate
Indian rupee	332,990	$6,497	49.00
Israeli shekel	13,105	3,414	3.83
		$9,911

16.  Litigation

On November 8, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of our former officers (the “Informatica defendants”), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering (IPO) and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

In September 2005, the Court granted preliminary approval of the settlement. The Court held a hearing to consider final approval of the settlement on April 24, 2006, and took the matter under submission. In the interim, the Second Circuit reversed the class certification of plaintiffs’ claims against the underwriters. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation), 471 F.3d 24 (2d Cir. 2006). On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the District Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases, on substantially the same grounds as its February 2003 ruling on the prior motion to dismiss. In September 2008, all of the parties to the lawsuits reached the contours of a settlement, subject to documentation and then Court approval, and under which the Company would not be required to pay in the settlement. The parties are working on documenting the settlement, including addressing the effect of the subsequent bankruptcy of a party that was expected to contribute to the settlement fund. If the settlement is not consummated and then approved by the Court, the Company intends to defend the lawsuit vigorously. We express no opinion as to the probable outcome of this matter.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of the United States Supreme Court’s April 30, 2007 decision on AT&T Corp. v. Microsoft Corp. (which ruled on the territorial reach of U.S. patents), the damage award was subsequently reduced to $12.2 million.

On October 29, 2007, the court entered final judgment on the case for that amount and on December 18, 2007, the Court awarded us an additional amount of $1.7 million for prejudgment interest. On November 28, 2007, BODI filed its Notice of Appeal and on December 12, 2007, we filed our Notice of Cross Appeal. Oral arguments on the appeal were heard on November 6, 2008. On November 17, 2008 the United States Circuit Court of Appeals for the Federal Circuit published, via a summary affirmation, their finding for us on the appeal and on December 23, 2008, BODI remitted $14.5 million in payment for the full judgment, pre- and post-judgment interest and a portion of the trial costs. The permanent injunction remains in effect until the patent expires in 2019.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement and seeking damages and an injunction. We filed an answer to the complaint on October 10, 2007. It is Informatica’s current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. Informatica intends to vigorously defend itself. This case is currently in the discovery phase.

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement.  On January 15, 2009, we filed an answer to the complaint. It is the Company’s current assessment that our products do not infringe Data Retrieval’s patents and that potentially the patents are themselves invalid due to significant prior art. The Company intends to vigorously defend itself. The case is currently in the discovery phase.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, Informatica does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. In addition given such uncertainties, the Company has from time to time discussed settlement in the context of litigation and accrued, based on SFAS No. 5, for estimates of settlement. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.  Related Party Transaction

Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2008, 2007, and 2006 were $0.9 million, $0.8 million, and $0.7 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

18.  Significant Customer Information and Segment Information

The Company operates solely in one segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2008, 2007, and 2006. At December 31, 2008, no customer accounted for more than 10% of the accounts receivable balance, compared to one customer at December 31, 2007. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 35%, 32%, and 30% of total revenue in 2008, 2007, and 2006, respectively.

The following tables represent geographic information (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
North America	$297,093	$264,167	$226,731
Europe	122,458	101,933	80,117
Other	36,148	25,156	17,750
	$455,699	$391,256	$324,598

	December 31,
	2008	2007
Long-lived assets (excluding assets not allocated):
North America	$36,285	$19,247
Europe	6,664	1,769
Other	1,643	1,507
	$44,592	$22,523

The Company’s revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
License	$195,769	$175,318	$146,092
Maintenance	186,212	151,246	124,955
Consulting and education	73,718	64,692	53,551
	$455,699	$391,256	$324,598

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands, except per share data)
Total revenues	$124,412	$113,817	$113,760	$103,710
Gross profit	103,444	91,408	90,532	82,612
Facilities restructuring charges	254	896	921	947
Income from operations	39,526	17,668	14,619	12,423
Net income	19,872	13,381	11,503	11,224
Net income per common share:
Basic	$0.23	$0.15	$0.13	$0.13
Diluted	$0.21	$0.14	$0.12	$0.12
Shares used in computing basic net income per common share:
Basic	87,178	88,570	88,565	88,128
Diluted	101,767	103,740	104,457	103,727

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(In thousands, except per share data)
Total revenues	$113,877	$96,003	$94,262	$87,114
Gross profit	93,337	77,338	75,647	69,273
Facilities restructuring charges	(64)	1,003	1,026	1,049
Income from operations	19,978	11,344	9,073	7,008
Net income	20,620	14,446	10,456	9,094
Net income per common share:
Basic	$0.24	$0.17	$0.12	$0.11
Diluted	$0.21	$0.15	$0.11	$0.10
Shares used in computing basic net income per common share:
Basic	87,465	87,428	87,293	86,448
Diluted	103,452	103,151	103,206	102,638

Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for the years ended December 31, 2008 and 2007, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, they had an add-back of $4.3 million and $4.4 million, respectively in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.  Acquisitions

PowerData

On October 1, 2008, Informatica Nederland B.V., a wholly owned subsidiary of Informatica, purchased all of the issued and outstanding shares of PowerData Iberica, S.L. (“PowerData”), a company organized under the laws of Spain, with corporate domicile at Constitució St, 1,2,1 Sant Just Desvern (Barcelona), for $7.1 million in cash, including transaction costs of  $0.4 million.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Customer relationships	$3,550
Goodwill	3,618
Assumed liabilities, net of assets	(32)
Total purchase price	$7,136

The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in Statement of Financial Accounting Standards No. 141, Business Combinations, Financial Accounting Standards Board Interpretations No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, Emergency Issues Task Force No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and other relevant guidance.

 Management believes that the investment value of the synergy created as a result of this acquisition, due to future new markets for its product offerings, has principally contributed to a purchase price that resulted in the recognition of goodwill for $3.6 million, and no portion of this amount will be deductible for tax purposes. The Company amortizes the customer relationships for $3.6 million over 5 years on an accelerated basis consistent with expected benefits.

Informatica included in its initial consideration a negative working capital adjustment of $2.2 million. Further, in addition to the initial consideration, the Company is obligated for some variable and deferred earn-out payments based on the percentage of license revenues recognized subsequent to acquisition. The working capital adjustment was split into three $0.7 million deductions to be deducted from the initial consideration and earn-outs in 2009 and 2010, respectively. The company considers these earn-outs as additional contingent consideration and will record them in goodwill as they occur.

Identity Systems, Inc.

On May 15, 2008, Informatica Corporation acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million.

 The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Developed and core technology	$14,570
Customer relationships	12,620
In-process research and development	390
Goodwill	49,316
Assumed assets, net of liabilities	8,735
Total purchase price	$85,631

The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in Statement of Financial Accounting Standards No. 141, Business Combinations, Financial Accounting Standards Board Interpretations No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that none of the identified intangible assets has any residual value. Further, management believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

resulted in the recognition of goodwill for $49.3 million of which $1.8 million and $38.4 million will be deductible for tax purposes for 2008 and future years, respectively. The developed and core technology is amortized over 5.5 years on a straight line basis and customer relationships over 5 years on an accelerated basis consistent with expected benefits.

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

Itemfield

On December 15, 2006, the Company acquired Itemfield, a private company incorporated in Israel, providing built-in support for unstructured data authored using Microsoft Excel, Word, PowerPoint, Adobe Acrobat, PostScript, PCL, Sun StarOffice, AFP, and HTML. Management believes that it is the investment value of this synergy, related to future product offerings, that principally contributed to a purchase price that resulted in the recognition of goodwill for $43.2 million, and no portion of this amount will be deductible for tax purposes. The Company paid $54 million, consisting of $52 million of cash and 157,728 of Informatica stock options with a fair value of $1.9 million, to acquire all of the outstanding common stock, preferred stock, and stock options of Itemfield. In connection with the acquisition, the Company also incurred transaction costs of $0.8 million.

Similarity

On January 26, 2006, the Company acquired Similarity Systems Limited (“Similarity”), a private company incorporated in Ireland, providing data quality and data profiling software. The acquisition extends Informatica’s data integration software to include Similarity’s data quality technology. Management believes that it is the investment value of this synergy, related to future product offerings, that principally contributed to a purchase price that resulted in the recognition of goodwill amounted to $46.4 million, of which $8.7 million was tax deductible for 2008 and prior years, and $34.7 million will be deductible for tax purposes for future years. The Company paid $54.9 million, consisting of $48.3 million of cash, 122,045 shares of Informatica common stock (which were fully vested but subject to escrow) with a fair value of $1.6 million, and 392,333 of Informatica stock options with a fair value of $5.0 million, to acquire all of the outstanding common stock, preferred stock, and stock options of Similarity. In connection with the acquisition, the Company also incurred transaction costs of approximately $2.3 million.

The results of Identity Systems, Inc.’s, Similarity’s, and Itemfield’s operations have been included in the consolidated financial statements since the acquisition dates.

The following unaudited pro forma adjusted summary reflects the Company’s results of operations for the years ended December 31, 2008, 2007 and 2006, assuming Identity Systems, Inc., Similarity, and Itemfield had been acquired on January 1, 2006. The following unaudited pro forma adjusted summary is not intended to be indicative of future results (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Pro forma adjusted total revenue	$461,145	$411,568	$350,207
Pro forma adjusted net income	$52,805	$56,271	$27,944
Pro forma adjusted net income per share—basic	$0.60	$0.65	$0.32
Pro forma adjusted net income per share—diluted	$0.55	$0.59	$0.30
Pro forma weighted-average basic shares	88,109	87,164	86,636
Pro forma weighted-average diluted shares	103,278	103,252	93,234

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.  Subsequent Event

On February 13, 2009, the Company acquired Applimation, Inc., a private company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends the Company's data integration software to include Applimation’s technology. The Company acquired all the capital stock of Applimation in a cash merger transaction valued at approximately $40 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Six million dollars of the merger consideration will be placed into an escrow fund and held as security for losses incurred by the Company in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010.

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

(b) Management’s annual report on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Accounting Firm” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(c) Change in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2009:

Name	Age	Position(s)
Sohaib Abbasi	52	Chairman of the Board, Chief Executive Officer, and President

Earl Fry	50	Chief Financial Officer, Executive Vice President, and Secretary

Paul Hoffman	58	Executive Vice President, Worldwide Field Operations

Girish Pancha	44	Executive Vice President and General Manager, Data Integration

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

Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One—Election of Directors” in the Proxy Statement for the 2009 Annual Meeting, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under the captions, “Election of Directors—Director Compensation” and “Executive Officer Compensation” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Schedule II—Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2008	$1,299	$1,268	$49	$(58)	$2,558
Year ended December 31, 2007	$1,666	$215	$(468)	$(114)	$1,299
Year ended December 31, 2006	$870	$(32)	$837	$(9)	$1,666

3. Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORMATICA CORPORATION

February 25, 2009	By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer, President, and Chairman of
/s/ SOHAIB ABBASI	the Board of Directors (Principal Executive Officer)	February 25, 2009
Sohaib Abbasi
Chief Financial Officer, Executive Vice President,
/s/ EARL FRY	and Secretary (Principal Financial and Accounting Officer)	February 25, 2009
Earl Fry

/s/ DAVID PIDWELL	Director	February 25, 2009
David Pidwell

/s/ MARK BERTELSEN	Director	February 25, 2009
Mark Bertelsen

/s/ MARK GARRETT	Director	February 25, 2009
Mark Garrett

/s/ GERALD HELD	Director	February 25, 2009
Gerald Held

/s/ CHARLES ROBEL	Director	February 25, 2009
Charles Robel

/s/ BROOKE SEAWELL	Director	February 25, 2009
Brooke Seawell

/s/ GEOFF SQUIRE	Director	February 25, 2009
Geoff Squire

/s/ GODFREY SULLIVAN	Director	February 25, 2009
Godfrey Sullivan

INFORMATICA CORPORATION

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2008

Exhibit Number	Document
2.1
Share Purchase Agreement for the sale and purchase of the entire issued share capital of Similarity Systems Limited dated January 26, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2007, Commission File No. 0-25871).

2.2
Stock Purchase Agreement for the sale and purchase of the entire issued share capital of Identity Systems, Inc. dated as of April 17, 2008 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2008, Commission File No. 0-25871).

3.1
Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-72677) filed on April 8, 1999).

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

3.4	Amended and Restated Bylaws of Informatica Corporation (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
3.5
Certificate of Amendment of Bylaws of Informatica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 29, 2008, Commission File No. 0-25871).

4.1	Reference is made to Exhibits 3.1 through 3.5.
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

4.4	Form of 3% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
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

10.4*	Company’s 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on February 28, 2008 Commission File No. 0-25871).

Exhibit Number	Document
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

10.11*
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

10.13*
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

10.15*
Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).

10.16*	2007 Cash Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2007, Commission File No. 0-25871).
10.17*
Form of Amendment to Executive Severance Agreement dated January 30, 2008 by and between the Company and each of Earl E. Fry, Paul J. Hoffman and Girish Pancha (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on February 28, 2008 Commission File No. 0-25871).

10.18*
Description of amendments to Executive Severance Agreements by and between the Company and each of Earl E. Fry, Girish Pancha and Paul J. Hoffman (incorporated by reference Company’s Current Report on Form 8-K filed on February 4, 2008, Commission File No. 0-25871).

10.19*	Company’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.20*	Amendment to Sohaib Abbasi’s Employment Agreement dated December 31, 2008 by and between the Company and Sohaib Abbasi.
10.21*	Form of Amendment to Executive Severance Agreement dated December 31, 2008 by and between the Company and each of Earl E. Fry, Paul J. Hoffman and Girish Pancha.

Exhibit Number	Document
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

*	Indicates management contract or compensatory plan or arrangement.