Form 10-Q
period 2009-03-31
INFORMATICA CORP
filed 2009-05-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

As of April 30, 2009, there were approximately 87,137,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,349	$179,874
Short-term investments	296,527	281,055
Accounts receivable, net of allowances of $2,761 and $2,558, respectively	65,921	87,492
Deferred tax assets	24,112	22,336
Prepaid expenses and other current assets	16,384	12,498
Total current assets	526,293	583,255

Property and equipment, net	8,469	9,063
Goodwill	234,505	219,063
Other intangible assets, net	51,877	35,529
Long-term deferred tax assets	10,682	7,294
Other assets	8,302	8,908
Total assets	$840,128	$863,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,221	$7,376
Accrued liabilities	28,903	34,541
Accrued compensation and related expenses	24,668	29,365
Accrued facilities restructuring charges	20,151	19,529
Deferred revenues	121,469	120,892
Total current liabilities	200,412	211,703

Convertible senior notes	201,000	221,000
Accrued facilities restructuring charges, less current portion	41,866	44,939
Long-term deferred revenues	6,245	8,847
Long-term income taxes payable	21,200	20,668
Total liabilities	470,723	507,157

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	87	87
Additional paid-in capital	380,159	374,091
Accumulated other comprehensive loss	(7,418)	(3,741)
Accumulated deficit	(3,423)	(14,482)
Total stockholders’ equity	369,405	355,955
Total liabilities and stockholders’ equity	$840,128	$863,112

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
License	$44,059	$44,209
Service	64,999	59,501
Total revenues	109,058	103,710

Cost of revenues:
License	748	693
Service	18,472	19,785
Amortization of acquired technology	1,557	620
Total cost of revenues	20,777	21,098

Gross profit	88,281	82,612

Operating expenses:
Research and development	18,183	17,724
Sales and marketing	41,438	42,787
General and administrative	10,806	8,369
Amortization of intangible assets	2,051	362
Facilities restructuring charges	809	947
Total operating expenses	73,287	70,189

Income from operations	14,994	12,423
Interest income	1,790	4,857
Interest expense	(1,671)	(1,802)
Other income, net	767	503
Income before provision for income taxes	15,880	15,981
Provision for income taxes	4,821	4,757
Net income	$11,059	$11,224

Basic net income per common share	$0.13	$0.13
Diluted net income per common share	$0.12	$0.12

Shares used in computing basic net income per common share	86,862	88,128
Shares used in computing diluted net income per common share	100,430	103,727

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$11,059	$11,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,353	1,401
Gain on early extinguishment of debt	(337)	—
Share-based payments	4,199	4,114
Deferred income taxes	(1,469)	(188)
Tax benefits from stock option plans	672	2,961
Excess tax benefits from share-based payments	(397)	(2,335)
Amortization of intangible assets and acquired technology	3,608	982
Non-cash facilities restructuring charges	809	947
Other non-cash items	610	(652)
Changes in operating assets and liabilities:
Accounts receivable	23,730	26,678
Prepaid expenses and other assets	(3,612)	(3,952)
Accounts payable and other current liabilities	(20,499)	(16,201)
Income taxes payable	665	435
Accrued facilities restructuring charges	(3,219)	(2,347)
Deferred revenues	(4,291)	5,979
Net cash provided by operating activities	12,881	29,046
Investing activities:
Purchases of property and equipment	(577)	(1,071)
Purchases of investments	(146,227)	(60,054)
Payment of investment in equity interest	—	(3,000)
Maturities of investments	115,848	96,904
Sales of investments	14,097	27,216
Business acquisition, net of cash acquired	(32,976)	—
Net cash provided by (used in) investing activities	(49,835)	59,995
Financing activities:
Net proceeds from issuance of common stock	6,967	13,757
Repurchases and retirement of common stock	(5,910)	(6,349)
Repurchases of convertible senior notes	(19,200)	—
Excess tax benefits from share-based payments	397	2,335
Net cash provided by (used in) financing activities	(17,746)	9,743
Effect of foreign exchange rate changes on cash and cash equivalents	(1,825)	2,256
Net increase (decrease) in cash and cash equivalents	(56,525)	101,040
Cash and cash equivalents at beginning of period	179,874	203,661
Cash and cash equivalents at end of period	$123,349	$304,701

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2009 and 2008 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2009, or any future period.

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

These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated financial statements of the Company.

Revenue Recognition

The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position No. 97-2 (“SOP No. 97-2”), Software Revenue Recognition, as amended and modified by American Institute of Certified Public Accountants Statement of Position No. 98-9 (“SOP No. 98-9”), Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions, American Institute of Certified Public Accountants Statement of Position No. 81-1 (“SOP No. 81-1”), Accounting for Performance of Construction-type and Certain Production-type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, and other authoritative accounting literature.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Collection is probable. The Company assesses first the credit-worthiness and collectibility at a country level based on the country’s overall economic climate and general business risk. Then, for the customers in the countries that are deemed credit-worthy, it assesses credit and collectibility based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized at the time that payment is received.

The Company also enters into OEM arrangements that provide for license fees based on inclusion of technology and/or products in the OEM’s products. These arrangements provide for fixed and irrevocable royalty payments. The Company recognizes royalty payments as revenues based on the royalty report that it receives from the OEMs. In the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition have been met.

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

Deferred revenues include deferred license, maintenance, consulting, and education services revenues. For customers not deemed credit-worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.

Fair Value Measurement of Financial Assets and Liabilities

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

SFAS No. 157 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value measurement classification of Informatica as of March 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$35,457	$35,457	$—	$—
Marketable securities (2)	303,522	—	303,522	—
Total money market funds and marketable securities	338,979	35,457	303,522	—
Investment in equity interest (4)	3,000	—	—	3,000
Total	$341,979	$35,457	$303,522	$3,000
Liabilities:
Foreign currency derivatives (5)	$396	$—	$396	$—
Convertible senior notes	200,246	200,246	—	—
Total	$200,642	$200,246	$396	$—

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$25,542	$25,542	$—	$—
Marketable securities (2)	322,796	—	322,796	—
Total money market funds and marketable securities	348,338	25,542	322,796	—
Foreign currency derivatives (3)	155	—	155	—
Investment in equity interest (4)	3,000	—	—	3,000
Total	$351,493	$25,542	$322,951	$3,000
Liabilities:
Convertible senior notes	$204,259	$204,259	$—	$—
Total	$204,259	$204,259	$—	$—

____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(4)	Included in other non-current assets on the condensed consolidated balance sheets.

(5)	Included in other liabilities on the condensed consolidated balance sheets.

Marketable Securities

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to do any transactions. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. The Company has used mid market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) to discount and fair value assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have tenors less than 12 months. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on the most recent corporate borrowing rate.

Both the Company and the counterparty are expected to perform under the contractual terms of the instruments. See Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Investment in Equity Securities

The Company also held a $3 million investment in the preferred stock of a privately-held company at March 31, 2009, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company uses the cash flow of the entity against its own cash flow assumptions at the time that investment was made for the determination of the fair value of this investment.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments

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

Realized gains recognized for the three months ended March 31, 2009 and 2008 were $3,000 and $55,000, respectively. The realized gains are included in other income of the condensed consolidated statements of income for the respective periods. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s investments as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$80,897	$—	$—	$80,897
Cash equivalents:
Money market funds	35,457	—	—	35,457
Commercial paper	6,995	—	—	6,995
Total cash equivalents	42,452	—	—	42,452
Total cash and cash equivalents	123,349	—	—	123,349
Short-term investments:
Commercial paper	6,537	—	—	6,537
Corporate notes and bonds	54,871	189	(314)	54,746
Federal agency notes and bonds	156,741	613	(42)	157,312
U.S. government notes and bonds	51,462	136	(2)	51,596
Municipal notes and bonds	26,289	59	(12)	26,336
Total short-term investments	295,900	997	(370)	296,527
Total cash, cash equivalents, and short-term investments *	$419,249	$997	$(370)	$419,876
___________

*	Total estimated fair value above included $338,979 comprised of cash equivalents and short-term investments at March 31, 2009.

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$112,591	$—	$—	$112,591
Cash equivalents:
Money market funds	25,542	—	—	25,542
Commercial paper	9,741	—	—	9,741
Federal agency notes and bonds	17,996	4	—	18,000
U.S. government notes and bonds	14,000	—	—	14,000
Total cash equivalents	67,279	4	—	67,283
Total cash and cash equivalents	179,870	4	—	179,874
Short-term investments:
Commercial paper	43,125	—	—	43,125
Corporate notes and bonds	38,569	174	(18)	38,725
Federal agency notes and bonds	133,220	1,015	(1)	134,234
U.S. government notes and bonds	61,569	266	—	61,835
Municipal notes and bonds	3,134	3	(1)	3,136
Total short-term investments	279,617	1,458	(20)	281,055
Total cash, cash equivalents, and short-term investments	$459,487	$1,462	$(20)	$460,929
___________

*	Total estimated fair value above included $348,338 comprised of cash equivalents and short-term investments at December 31, 2008.

In accordance with FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment is other-than-temporary impaired.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$23,693	$(304)	$745	$(10)	$24,438	$(314)
Federal agency notes and bonds	43,026	(42)	—	—	43,026	(42)
U.S. government notes and bonds	3,555	(2)	—	—	3,555	(2)
Municipal notes and bonds	4,714	(12)	—	—	4,714	(12)
Total	$74,988	$(360)	$745	$(10)	$75,733	$(370)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at March 31, 2009 (in thousands):

	Cost	Fair Value
Due within one year	$264,718	$265,105
Due one year to two years	73,634	73,874
Total	$338,352	$338,979

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$43,208	$(15,756)	$27,452	$32,583	$(14,216)	$18,367
Customer relationships	28,438	(7,723)	20,715	20,257	(5,870)	14,387
Other:
Trade names	1,580	(480)	1,100	700	(408)	292
Covenants not to compete	2,000	(918)	1,082	2,000	(817)	1,183
Contract backlog	270	(17)	253	—	—	—
Patents	1,300	(25)	1,275	1,300	—	1,300
	$76,796	$(24,919)	$51,877	$56,840	$(21,311)	$35,529

Amortization expense of intangible assets was approximately $3.6 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, trade names, covenants not to compete, contract backlog, and patents are 5 years, 5 years, 4 years, 5 years, 2 years, and 13 years, respectively. The amortization expense related to identifiable intangible assets as of March 31, 2009 is expected to be $12.0 million for the remainder of 2009, $13.0 million, $11.0 million, $8.4 million, $6.0 million for the years ending December 31, 2010, 2011, 2012, 2013, respectively, and $1.5 million for the years thereafter.

The increase of $10.7 million in the gross carrying amount of developed and core technology as well as the $8.3 million increase in customer relationships is due to the acquisition of Applimation discussed in Note 15. Acquisitions, of Notes to Condensed Consolidated Financial Statements. In addition, $2.3 million of developed and core technology and $0.1 million of customer relationships at March 31, 2009, related to the Identity Systems, Inc. acquisition, were recorded in a European local currency, and, therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The customer relationships are intangible assets that Informatica has acquired through several past acquisitions and consist of renewable 12-month revenue maintenance programs. Informatica’s accounting policy is to expense the costs incurred to renew or extend the terms of these revenue maintenance programs.

The change in the carrying amount of goodwill for the three months ended March 31, 2009 is as follows (in thousands):

March 31, 2009
Beginning balance as of December 31, 2008	$219,063
Goodwill recorded in acquiring Applimation	16,045
Subsequent goodwill adjustments:
Tax benefits from exercise of non-qualified stock options granted as part of prior acquisitions	(3)
Local currency translation adjustments	(600)
Ending balance as of March 31, 2009	$234,505

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

Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,  Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB issued Staff Position No. APB No. 14-1 (“FSP No. 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expense related to the issuance costs was $535,000 and $78,000, respectively for the three-month periods ended March 31, 2009 and 2008,

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively. Interest expense on the Notes was $1.6 million and $1.7 million for the three-month periods ended March 31, 2009 and 2008, respectively. Interest payment of $3.3 million and $3.5 million was made in the three-month periods ended March 31, 2009 and 2008, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. During the three-month period ended December 31, 2008, Informatica repurchased $9.0 million of its outstanding Notes at a discounted cost of $7.8 million. As a result, $1.0 million, net of $0.2 million of prorated deferred expenses, is reflected in other income for the three months ended December 31, 2008. During the three-month period ended March 31, 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes at a discounted cost of $19.2 million, excluding $0.2 million accrued interest. As a result, $0.3 million, net of $0.5 million prorated deferred expenses, is reflected in other income for the three months ended March 31, 2009.

The following table sets forth the ending balance of the Convertible Senior Notes as of March 31, 2009 and December 31, 2008 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased during the first quarter of 2009	(20,000)
Balance at March 31, 2009	$201,000

The Company has classified its convertible debt as Level I, according to SFAS No. 157 since it has quote prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of March 31, 2009, based on the closing price as of March 31, 2009 (the last trading day of the respective period) at the Over-the-Counter market, was $200.2 million.

Note 5. Other Comprehensive Income

Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. Other comprehensive income activity consisted of the following items (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income, as reported	$11,059	$11,224
Other comprehensive income:
Unrealized gain (loss) on investments (1)	(496)	573
Cumulative translation adjustment (2)	(2,831)	2,063
Derivatives loss (3)	(350)	—
Other comprehensive income	$7,382	$13,860
_________

(1)	The tax effects on unrealized gain (loss) on investments were $317,000 and $366,000 for the three months ended March 31, 2009 and 2008, respectively.
(2)	The tax effects on cumulative translation adjustments for both of the three-month periods ended March 31, 2009 and 2008 were negligible.
(3)	The tax effects on cash flow hedging loss for the three-month period ended March 31, 2009 was $223,000.

Ending balance of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Unrealized gain on available-for-sale investments	$383	$879
Cumulative translation adjustment	(7,502)	(4,671)
Derivatives gain (loss)	(299)	51
Accumulated other comprehensive loss	$(7,418)	$(3,741)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the three months ended March 31, 2009 (in thousands):

March 31, 2009
Derivatives gain balance at December 31, 2008	$82
Reclassified to the statements of income during the three months ended March 31, 2009	65
Derivatives loss for hedging transactions during the three months ended March 31, 2009	(637)
Derivatives loss balance at March 31, 2009	(490)
Tax effects on derivatives loss	191
Derivatives loss balance, net of tax effects at March 31, 2009	$(299)

See Note 1. Summary of Significant Accounting Policies, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 6. Derivative Financial Instruments

The functional currency of Informatica’s foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which is in euros. The Company translates all assets and liabilities of its foreign subsidiaries into U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period, and the gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income or expense, net in the condensed consolidated statements of income.

Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar. In the fourth quarter of 2008, the Company initiated certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. The purpose of these programs is to reduce the volatility of identified cash flow and earnings caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee and Israeli shekel. Informatica uses foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses which result in intercompany transactions between Informatica U.S. and its subsidiaries in India and Israel. Exposures resulting from fluctuations in the foreign currency exchange rates applicable to these foreign denominated expenses are covered through the Company’s cash flow hedge programs. The Company releases the amounts accumulated in other comprehensive income into income when the anticipated expenses are incurred.

The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 financial plan. These foreign exchange contracts, carried at fair value, have a maturity between one month and eight months. The Company entered into approximately two forward exchange contracts ranging between $329,000 and $659,000 per month. The Company closes out approximately two foreign exchange contracts per month when the foreign currency denominated expenses are paid and any gain or loss is offset against income.

Informatica does not enter into derivative contracts for speculative purposes.

As of March 31, 2009, a derivative loss of $299,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reclassify this amount to its condensed consolidated statements of income during the remaining duration of its foreign exchange forward contracts that expire on October 31, 2009.

Informatica evaluates the effectiveness of its hedge programs using statistical analysis at the inception of the hedge prospectively as well as retrospectively. Informatica excludes the time value of derivative instruments for hedge accounting purposes under SFAS No. 133.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three months ended March 31, 2009 is as follows (in thousands):

	Three Months Ended March 31, 2009
	Loss Recognized (1)	Loss Reclassified (2)	Gain Recognized (3)
Indian rupee	$365	$20	$104
Israeli shekel	272	45	14
Total	$637	$65	$118

(1)	Amount of loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of loss reclassified from accumulated other comprehensive income into the operating expenses of condensed consolidated statements of income (effective portion).

(3)
Amount of gain recognized in income on derivative for the amount excluded from effectiveness testing located in operating expenses of condensed consolidated statements of income. The Company did not have any ineffective portion of the derivative recorded in condensed consolidated statements of income.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

The following tables reflect the amounts of derivative liability at March 31, 2009 and the loss recognized for non-designated foreign currency forward contracts for the three months ended March 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments under SFAS No. 133:	Loss Recognized in Other Income, Net for the Three Months Ended March 31, 2009
Indian rupee	$(21)
Israeli shekel	(2)
Total	$(23)

Derivatives Not Designated as Hedging Instruments under SFAS No. 133:	Derivative Liability at March 31, 2009 (1)
Indian rupee	$20
Israeli shekel	29
Total	$49

(1)	Included in other liabilities on the condensed consolidated balance sheets.

Note 7. Stock Repurchases and Retirement of Convertible Notes

The purpose of Informatica’s stock repurchase program is, among other things, to help offset the dilution caused by the issuance of stock under its employee stock option and employee stock purchase plans. The number of shares acquired and the timing of the repurchases are based on several factors, including general market conditions and the trading price of the Company’s common stock. These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. These purchases can be made from time to time in the open market and are funded from available working capital.

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. As of December 31, 2007, the Company had $22.4 million available to repurchase additional shares.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2008, Informatica’s Board of Directors authorized an additional $75 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. During the year ended December 31, 2008, the Company repurchased 3,797,000 shares of its common stock at a cost of $57.0 million and $9.0 million of its outstanding Notes at a cost of $7.8 million. As of December 31, 2008, the Company had $32.6 million available to repurchase additional shares and Notes under this program.

During the first quarter ended March 31, 2009, the Company repurchased an additional 457,000 shares of its common stock at a cost of $5.9 million and an additional $20.0 million of its outstanding Notes at a cost of $19.4 million, including $0.2 million accrued interest.

The Company has approximately $7.3 million available to repurchase additional shares and Notes under this program as of March 31, 2009. This repurchase program does not have an expiration date.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

Note 8. Share-Based Payments

Informatica granted 510,000 restricted stock units (“RSUs”) under its 1999 Stock Incentive Plan to its executives and certain key employees of the Company during the three months ended March 31, 2009. These awards vest annually over four years from the date of grant and are valued at the time of grant using the current market price. The Company records share-based payments for RSUs net of estimated forfeitures.

Informatica uses the Black-Scholes-Merton option pricing model to determine the fair value of option awards granted. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant.

Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment (“SFAS No. 123(R)”) also requires the Company to estimate forfeiture rates at the time of grant and record share-based payments net of estimated forfeiture rates. Further, the Company is also required to revise and true-up those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company is using an average of the past four quarters of actual forfeited options for new employees to determine its forfeiture rate for stock options granted. Further, Informatica uses an average of the past four quarters of actual forfeited option awards to determine its forfeiture rate for RSUs grants.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimated the fair value of its share-based payment awards related to stock options granted with no expected dividends using the following assumptions:

	Three Months Ended March 31,
	2009	2008
Option Grants:
Expected volatility	46-48%	39-41%
Weighted-average volatility	46%	39%
Expected dividends	—	—
Expected term of options (in years)	3.6	3.3
Risk-free interest rate	1.6%	2.5%
ESPP: *
Expected volatility	51%	38%
Weighted-average volatility	51%	38%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate – ESPP	0.4%	2.2%
____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocations of share-based payments for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of service revenues	$531	$546
Research and development	1,118	1,064
Sales and marketing	1,367	1,373
General and administrative	1,183	1,131
Total share-based payments	4,199	4,114
Tax benefit of share-based payments	(889)	(802)
Total share-based payments, net of tax benefit	$3,310	$3,312

Note 9. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $4.2 million for the remainder of 2009, $5.2 million in 2010, $5.4 million in 2011, $5.5 million in 2012, and $0.9 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to its 2004 Restructuring Plan. Accretion represents imputed interest, which is the difference between the Company’s non-discounted future cash obligations and the discounted present values of these cash obligations. As of March 31, 2009, the Company will recognize approximately $7.3 million of accretion as a restructuring charge over the remaining term of the lease, or approximately five years, as follows: $2.0 million for the remainder of 2009, $2.3 million in 2010, $1.7 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2009 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-cash	Accrued Restructuring Charges at March 31,
	2008	Charges	Adjustments	Payment	Reclass	2009
2004 Restructuring Plan
Excess lease facilities	$56,356	$752	$(2)	$(2,835)	$(41)	$54,230
2001 Restructuring Plan
Excess lease facilities	8,112	—	59	(384)	—	7,787
	$64,468	$752	$57	$(3,219)	$(41)	$62,017

For the three months ended March 31, 2009, the Company recorded $752,000 of restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2009 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $3.9 million.

Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract with suitable sublessees when the Company’s existing sublessees vacate as well as the market rates at the time of entering into new sublease agreements.

Note 10. Income Taxes

The Company’s effective tax rates were 30% for both of the three-month periods ended March 31, 2009 and 2008. The effective tax rate differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the tax credits offset by the non-deductibility of share-based payments as well as the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to reinvest these off-shore earnings indefinitely.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In assessing the need for any additional valuation allowance in the quarter ended March 31, 2009, the Company considered all the evidence available both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended March 31, 2009, it was considered more likely than not that the Company’s non share-based-payment related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to the Company’s share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, if recognized, would impact the income tax provision by $13.2 million and $7.6 million as of March 31, 2009 and 2008, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at March 31, 2009 and 2008 were approximately $2.0 million and $0.4 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits to significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of the Company’s tax years, from inception through 2006, remain open to tax examination.

Informatica has received several notices of proposed adjustments (NOPAs) from the IRS claiming that the Company owes additional income taxes for the 2001-2008 tax years. The incremental cash tax liability asserted by the IRS is approximately $50 million, excluding penalties and interest. The adjustments primarily relate to research and development cost sharing and buy-in matters. The Company believes that the IRS proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. The Company intends to file a timely protest. No payments, if any, will be made related to disputed proposed adjustments until the issue is resolved with either IRS Appeals or the Tax Court. The Company expects to finalize this process by 2010 at the earliest.

In 2008, the Company was also informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of March 31, 2009.

Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believe our current reserve to be reasonable. If tax payments ultimately prove to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision might be required.

Note 11. Net Income per Common Share

Under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and common shares potentially issuable under the terms of the Convertible Senior Notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net income	$11,059	$11,224
Effect of convertible senior notes, net of related tax effects	1,138	1,100
Net income adjusted	$12,197	$12,324

Weighted-average shares outstanding	86,862	88,128
Dilutive effect of employee stock options	2,951	4,099
Dilutive effect of convertible senior notes	10,617	11,500
Shares used in computing diluted net income per common share	100,430	103,727
Basic net income per common share	$0.13	$0.13
Diluted net income per common share	$0.12	$0.12

Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three months ended March 31, 2009 and 2008, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.1 million for each of these periods, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

In calculating its diluted net income per common share, Informatica excluded 3.1 million and 0.1 million of its options for the three months ended March 31, 2009 and 2008, respectively, since the inclusion of these options would have been anti-dilutive.

Note 12. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. The future minimum contractual lease payments are $3.0 million for the remainder of 2009 and $4.2 million for the year ending December 31, 2010.

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013. In 2001, a financial institution issued a $12.0 million letter of credit, which required the Company to maintain certificates of deposits as collateral until the leases expire in 2013. As of June 2008, however, the Company was no longer required to maintain certificates of deposits for this letter of credit related to its former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $72.8 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges, above, for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments as of March 31, 2009 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2009	$18,870	$1,829	$17,041
2010	24,644	2,379	22,265
2011	19,491	2,422	17,069
2012	19,590	2,468	17,122
2013	11,740	1,273	10,467
Thereafter	810	—	810
	$95,145	$10,371	$84,774

Of these future minimum lease payments, the Company has accrued $62.0 million in the facilities restructuring accrual at March 31, 2009. This accrual includes the minimum lease payments of $72.8 million and an estimate for operating expenses of $22.0 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $25.4 million and a present value discount of $7.3 million recorded in accordance with FASB Statement No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2009 and December 31, 2008. The Company’s product warranty expense has not been significant in the past.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnifications.

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than the U.S. dollar, primarily the Indian rupee and Israeli shekel. These foreign exchange contracts, carried at fair value, have a maturity of 12 months or less. Informatica enters into these foreign exchange contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

As of March 31, 2009, the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2008 for the Indian rupees and the Israeli shekels were $5.2 million and $2.8 million, respectively.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 6. Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements for a further discussion.

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

On April 2, 2009, all parties in all lawsuits submitted a settlement to the Court for its preliminary approval.  The settlement, if approved, will not require the Company to contribute cash.  If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. We express no opinion as to the probable outcome of this matter.

On July 15, 2002, the Company filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”) (which was subsequently acquired by SAP as part of its acquisition of Business Objects). The Company received a favorable verdict in the trial against BODI in April 2007 and in May 2007 the judge issued a permanent injunction preventing BODI from shipping the infringing technology. After a finding by the appeals court in our favor in December 2008, BODI/SAP paid us the full judgment amount (including pre- and post-judgment interest and a portion of the trial costs) of $14.5 million. The permanent injunction remains in effect until the patent expires in 2019.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement of U.S. Patent Nos. 6,026,392 (the "'392 patent") and 6,631,382 (the "'382 patent").  On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. ("Timeline") and TMLN Royalty, LLC ("TMLN Royalty"), asserting declaratory relief claims for non-infringement and invalidity of the '392 and '382 patents.  On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the '392 and '382 patents.  In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action.  On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the '382 and '392 patents.  On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California.  On April 21, 2009, the Company filed its reply to Data Retrieval's counterclaims in the Northern District of California.  The case is currently in the discovery phase and no trial date has been set.  The Company intends to vigorously defend itself.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, Informatica does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. In addition, given such uncertainties, the Company has from time to time discussed settlement in the context of litigation and accrued, based on SFAS No. 5, for estimates of settlement. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

Note 13. Significant Customer Information and Segment Reporting

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents geographic information (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
North America	$71,783	$69,359
Europe	24,728	27,329
Other	12,547	7,022
	$109,058	$103,710

	March 31, 2009	December 31, 2008
Long-lived assets (excluding assets not allocated):
North America	$53,306	$36,285
Europe	5,635	6,664
Other	1,405	1,643
	$60,346	$44,592

No customer accounted for more than 10% of the Company’s total revenues in the three months ended March 31, 2009 and 2008. At March 31, 2009 and 2008, no single customer accounted for more than 10% of the accounts receivable balance.

Note 14. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. In February 2008, the Board issued Staff Position (“FSP No. 157-2”) that (1) partially deferred the effective date of SFAS No. 157, for one year for certain non-financial assets and non-financial liabilities, and (2) removed certain leasing transactions from the scope of SFAS No. 157. This FSP effectively delayed the implementation of this pronouncement for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2009, Informatica adopted SFAS No. 157 for all non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The full adoption of SFAS 157 did not significantly impact the condensed consolidated financial statements of the Company.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring liabilities, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted this statement effective January 1, 2009 and its adoption impacted the Company’s acquisition during the three months ended March 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), which addresses accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement also amends certain elements of ARB No. 51’s consolidation procedures for consistency with requirements of SFAS No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this statement effective January 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133,

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments impact the financial statements of the companies. The Company adopted SFAS No. 161 in the first quarter of fiscal 2009. The adoption of this statement did not impact the condensed consolidated financial statements of the Company since SFAS No. 161 only required additional disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In May 2008, the FASB issued Staff Position No. APB No. 14-1 (“FSP No. 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that (1) convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not considered debt instruments within the scope of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APBO No. 14”), and (2) issuers of such instruments should separately account for the liability and equity components of those instruments by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., equity component). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP No. 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP No. 141(R)-1 amends and clarifies SFAS No. 141(R) to address issues related to initial recognition and measurement, and subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP covers the contingent consideration arrangements of an acquiree assumed by the acquirer as well as contingencies arisen due to business combinations. FSP No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

Note 15. Acquisitions

Applimation

On February 13, 2009, the Company acquired Applimation, Inc. (Applimation), a privately held company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends the Company's data integration software to include Applimation’s technology. The Company acquired all of the capital stock of Applimation in a cash merger transaction valued at approximately $37.2 million, including $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. As part of the merger agreement, $6.0 million of the merger consideration was placed into an escrow fund and held as security for losses incurred by the Company in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010.

Informatica incurred $718,000 and $116,000 of acquisition-related costs for the three months ended March 31, 2009 and December 31, 2008, respectively. These expenses are reflected as general and administrative expenses in the condensed consolidated statements of income for the respective periods.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$16,045
Purchase accounting tax adjustment related to goodwill	3,695
Developed and core technology	10,730
Customer relationships	8,330
Trade names	880
Contract backlog	270
Assumed liabilities, net of assets	(4,354)
Total purchase price	$35,596

The Company assigned fair values to the identified intangible assets acquired in accordance with the guidelines established in SFAS No. 141(R), Financial Accounting Standards Board Interpretations No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company also recorded the contingent assets and liabilities in accordance with the guidance of FSP No. 141(R)-1.

Informatica is obligated to reimburse certain employees of Applimation for an approximate bonus of $1.6 million if they continue to provide their employment services for a certain period of time. If they discontinue their services for any reason, these amounts are payable to original shareholders of Applimation. Informatica will record these expenses as the services are performed between three to eighteen months subsequent to acquisition date.

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $16.0 million of goodwill, which is not deductible for tax purposes. At the time of acquisition, Applimation had recent releases of its major products and as a result, no material in-process research and development was identified at the time of acquisition. The developed and core technology will be amortized over five years on a straight line basis, customer relationships will be amortized over six years on an accelerated basis consistent with expected benefits, trade names will be amortized over five years on a straight line basis, and contract backlog will be amortized over two years on a straight line basis.

PowerData

On October 1, 2008, Informatica Nederland B.V., a wholly owned subsidiary of Informatica, purchased all of the issued and outstanding shares of PowerData Iberica, S.L. (“PowerData”), a privately held company organized under the laws of Spain for $7.1 million in cash, including transaction costs of $0.4 million.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Customer relationships	$3,550
Goodwill	3,618
Assumed liabilities, net of assets	(32)
Total purchase price	$7,136

The Company assigned values to identified intangible assets acquired in accordance with the guidelines established in Statement of Financial Accounting Standards No. 141, Business Combinations, Financial Accounting Standards Board Interpretations No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, Emergency Issues Task Force No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and other relevant guidance.

The Company believes that the investment value of the synergy created as a result of this acquisition, due to future new markets for its product offerings, has principally contributed to a purchase price that resulted in the recognition of $3.6 million of goodwill, and no portion of this amount will be deductible for tax purposes. The Company will amortize the $3.6 million customer relationships over five years on an accelerated basis consistent with expected benefits.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica included in its initial consideration a negative working capital adjustment of $2.2 million. Further, in addition to the initial consideration, the Company is obligated to pay certain variable and deferred earn-out payments based on the percentage of license revenues recognized subsequent to the acquisition. The working capital adjustment was split into three $0.7 million installments to be deducted from the initial consideration and earn-outs in 2009 and 2010. The Company considers these earn-outs as additional contingent consideration and will record them in goodwill as they occur.

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

The Company recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill and believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $49.3 million of goodwill of which $40.2 million is deductible for tax purposes. The developed and core technology is amortized over 5.5 years on a straight line basis and customer relationships over 5 years on an accelerated basis consistent with expected benefits.

The following unaudited pro forma financial information for the three months ended March 31, 2009 and 2008, combines the historical results of Informatica and Identity Systems, Inc. for the above periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Pro forma adjusted total revenue	$106,916	$109,782
Pro forma adjusted net income	$8,527	$9,788
Pro forma adjusted net income per share—basic	$0.10	$0.11
Pro forma adjusted net income per share—diluted	$0.10	$0.10
Pro forma weighted-average basic shares	86,862	88,128
Pro forma weighted-average diluted shares	100,430	103,727

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, share-based payments, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisition of Applimation; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any other forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.

Despite the turmoil in the financial markets, and the recession in the United States and many foreign economies, we were able to grow our total revenues in the first quarter of 2009 by 5% to $109.1 million compared to $103.7 million from the same period in 2008. License revenues were flat year over year, with revenue growth in Latin America offsetting revenue declines in Europe. Services revenues increased by 9% due to 19% growth in maintenance revenues which is attributable to the increased size of our installed customer base, which was offset by a 13% decrease in training and consulting revenues. Because our revenues have grown at a faster pace than the increase in our operating expenses, our operating income as a percentage of revenues has grown from 12% to 14% for the quarters ended March 31, 2008 and 2009, respectively.

On February 13, 2009, we acquired Applimation, Inc. (“Applimation”), a private company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends our data integration software to include Applimation’s technology. We acquired all of the capital stock of Applimation in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date). As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. As part of the merger agreement, $6.0 million of the merger consideration was placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions: The United States and many foreign economies continue to experience significant adversity driven by varying macroeconomic conditions including the turmoil in the credit markets and financial markets, instability of major financial institutions, deterioration in the housing and labor markets and volatility in fuel prices. As a result of these conditions, the United States and global economies are in a recession, which is expected to continue. These adverse conditions, which are beyond our control, are likely to continue to have an adverse effect on our business.

●
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, Sunopsis and Hyperion Solutions, IBM’s acquisition of DataMirror and Cognos, and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers. Oracle’s acquisition of Sun Microsystems will create a large integrated supplier of enterprise software on hardware optimized for its software products and could accelerate further consolidation on the industry.

●
New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In October 2007, we delivered the generally available release of PowerCenter 8.5, PowerExchange 8.5, and Informatica Data Quality 8.5. In June 2008, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 including identity resolution. In November 2008, we launched our On Demand Data Synchronization Service for salesforce.com. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given these risks and the recent introduction of these products, we cannot predict their impact on our overall sales and revenues.

●
Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenue and order backlog, although the increase was less pronounced at the end of 2008, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first quarter of 2009 followed this seasonal trend. The current macroeconomic conditions make our historical seasonal trends more difficult to predict.

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

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence in recent years by opening new offices and, increasing headcount and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability although we experienced a tougher than expected selling environment in Europe during the first quarter of 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. In 2008, we experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill, acquisitions, share-based payments, and allowance for doubtful accounts have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies, and Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. If we determine that a fee due from a reseller is not fixed or determinable upon shipment to the reseller, we do not recognize the revenue until the reseller provides us with evidence of sell-through to an end-user customer and/or upon cash receipt. Further, we make judgments in determining the collectibility of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectibility, and when a customer is not deemed credit worthy, revenue is recognized when payment is received.

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

These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the probability weighted outcomes of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring but for durations that are generally less than the remaining lease terms.

If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 9. Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

     Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement 109 (“FIN No. 48”) to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account.

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

In assessing the need for any additional valuation allowance in the quarter ended March 31, 2009, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended March 31, 2009, it was considered more likely than not that our non-share-based related deferred tax assets would be realized. As such, the remaining valuation allowance is primarily related to our share-based compensation deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact our effective tax rate.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit. We tested goodwill for impairment in our annual impairment tests on October 31 of each of the years 2008, 2007, and 2006, using the two-step process required by SFAS No. 142. First, we review the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. Second, if such comparison reflects potential impairment, we would then perform the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. An excess carrying value to fair value would indicate that goodwill may be impaired. Finally, if we determine that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

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

Accounting for impairment of goodwill has been impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FASB Staff Position (“FSP”) No. 157-2 for non-financial assets and liabilities, which became effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

Acquisitions

In accordance with SFAS No. 141(R), Business Combinations, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as to in-process research and development (IPR&D) based on their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the support contracts prior to the acquisition date. We also do not include the estimated research and development costs to provide product upgrades on a “when and if available to” basis in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition.

Accounting for business combinations has been impacted by SFAS No. 141(R). Under the new accounting pronouncement, we expense transaction costs and restructuring expenses related to the acquisition as incurred. In contrast, previously pursuant to SFAS No. 141, Business Combinations, we treated transaction costs and restructuring expenses as part of the cost of the acquired business, thus effectively capitalizing those amounts within the basis of the acquired assets. Further, pursuant to SFAS No. 141(R), we identify pre-acquisition contingencies and determine their respective fair values as of the end of the purchase price allocation period. We will adjust the amounts recorded as pre-acquisition contingencies in our operating results in the period in which the adjustment is determined. Furthermore, any adjustment applicable to acquisition related tax contingencies estimates as part of FIN No. 48, which was made prior to adoption of SFAS No. 141(R), will be reflected in our operating results in the period in which the adjustment is determined. Moreover, we identify the in-process research and development costs and determine their respective fair values and reflect them as part of the purchase price allocation. In-process research and development costs, under the new guidance, meet the definition of asset and we classify them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired.

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) in 2006. Our volatility rates were 46% and 39% for the first quarter of 2009 and 2008, respectively. The increase in the first quarter of 2009 compared to the first quarter of 2008 was due to an increase in the fluctuations of our stock price during the first quarter of 2009. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. For example, a 10% higher volatility rate for the options granted in the first quarter of 2009 would have increased the fair value of the options granted by approximately $0.2 million.

We derived our expected life of the options that we granted in 2009 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We increased our expected life estimate from 3.3 years to 3.6 years. The higher expected life of options was mainly due to lower exercises in 2008.

In addition, we apply an expected forfeiture rate in determining the amount of share-based payments. Our estimate of the forfeiture rate is based on an average of actual forfeited options granted to new employees for the past four quarters. We lowered our forfeiture rate, for the quarter ended March 31, 2009, from 10% to 8%, which increased our share-based payments in the first quarter of 2009 by approximately $177,000.

We have granted Restricted Stock Units (“RSUs”) to our executives and certain key employees during the first quarter of 2009. We have recorded the share-based payment for RSUs net of the 10% forfeiture estimate. We estimate our forfeiture rate for RSUs based on an average of actual forfeited option awards for the past four quarters.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. Our allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was $2.8 million and $2.6 million, respectively.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three months ended March 31, 2009 and 2008 as a percentage of total revenues:

	Three Months Ended March 31,
	2009	2008
Revenues:
License	40%	43%
Service	60	57
Total revenues	100	100
Cost of revenues:
License	1	1
Service	17	19
Amortization of acquired technology	1	1
Total cost of revenues	19	21
Gross profit	81	79
Operating expenses:
Research and development	17	17
Sales and marketing	38	41
General and administrative	10	8
Amortization of intangible assets	2	—
Facilities restructuring charges	1	1
Total operating expenses	68	67
Income from operations	13	12
Interest income	2	5
Interest expense	(2)	(2)
Other income, net	1	1
Income before provision for income taxes	14	16
Provision for income taxes	4	5
Net income	10%	11%

Revenues

Our total revenues increased to $109.1 million for the three months ended March 31, 2009 from $103.7 million for the three months ended March 31, 2008, representing an increase of $5.4 million (or 5%).

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
License revenues	$44,059	$44,209	—%
Services revenues:
Maintenance	49,191	41,415	19%
Consulting and education	15,808	18,086	(13)%
Total services revenues	64,999	59,501	9%
	$109,058	$103,710	5%

License Revenues

Our license revenues were essentially flat at $44.1 million (or 40% of total revenues) for the three months ended March 31, 2009, compared to $44.2 million (or 43% of total revenues) for the three months ended March 31, 2008. License revenue growth in Latin America offset revenue declines in Europe.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the first quarter of 2009, including upgrades, for which we charge customers an additional fee, declined slightly to $292,000 from $299,000 in the first quarter of 2008.

The number of transactions greater than $1.0 million decreased to two in the first quarter of 2009 from three in the same period of 2008 as a result of changes in customers’ purchasing patterns due to the global economic downturn.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $49.2 million (or 45% of total revenues) for the three months ended March 31, 2009, compared to $41.4 million (or 40% of total revenues) for the three months ended March 31, 2008. The $7.8 million (or 19%) increase in the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to the increasing size of our customer base. For the remainder of 2009, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2008 levels.

Consulting and Education Services Revenues

Consulting and education services revenues decreased to $15.8 million (or 15% of total revenues) for the three months ended March 31, 2009, compared to $18.1 million (or 17% of total revenues) for the three months ended March 31, 2008. The $2.3 million (or 13%) decrease in the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to a lower demand for our consulting and education services mostly in North America. Our utilization rates have declined recently due to the global economic slowdowns.

For the remainder of 2009, we expect our revenues from consulting and education services to decline or remain the same compared to 2008.

International Revenues

Our international revenues were $37.3 million (or 34% of total revenues) and $34.4 million (or 33% of total revenues) for the three months ended March 31, 2009 and 2008, respectively. The $2.9 million (or 9%) increase for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to an increase in international license revenues in Latin America and growth in service revenues as a result of a larger and growing installed customer base.

For the remainder of 2009, we expect the amount of international revenues, as a percentage of total revenues, to be relatively consistent with, or increase slightly compared to 2008.

Future Revenues (New Orders, Backlog, and Deferred Revenues)

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

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter although the increase was less pronounced at the end of 2008. Aggregate backlog and deferred revenues, were approximately $140.4 million at March 31, 2009, compared to $136.5 million at March 31, 2008, and $148.1 million at December 31, 2008. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Cost of license revenues	$748	$693	8%
Cost of services revenues	18,472	19,785	(7)%
Amortization of acquired technology	1,557	620	151%
Total cost of revenues	$20,777	$21,098	(2)%
Cost of license revenues, as a percentage of license revenues	2%	2%	—%
Cost of services revenues, as a percentage of services revenues	28%	33%	(5)%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues remained flat at $0.7 million (or 2% of license revenues) for both of the three-month periods ended March 31, 2009 and 2008.

For the remainder of 2009, we expect the cost of license revenues, as a percentage of license revenues, to be relatively consistent with the first quarter of 2009.

Cost of Services Revenues

Our cost of services revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of services revenues decreased slightly to $18.5 million (or 28% of services revenues) for the three months ended March 31, 2009 from $19.8 million (or 33% of services revenues) for the three months ended March 31, 2008. The $1.3 million (or 7%) decline was primarily due to lower headcount and lower subcontractor fees in North America consulting services.

For the remainder of 2009, we expect our cost of services revenues, as a percentage of service revenues, to be relatively consistent with the first quarter of 2009.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Amortization of acquired technology	$1,557	$620	151%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $1.6 million for the three months ended March 31, 2009, compared to $0.6 million for the three months ended March 31, 2008. The increase of $1.0 million (or 151%) was the result of amortization of certain technologies that we acquired in May 2008 and February 2009 in connection with the acquisitions of Identity Systems, Inc. and Applimation, respectively.

For the remainder of 2009, we expect amortization of other acquired technology to be approximately $5.5 million before the effect of any future acquisitions subsequent to March 31, 2009.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Research and development	$18,183	$17,724	3%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Research and development expenses increased to $18.2 million (or 17% of total revenues) for the three months ended March 31, 2009, compared to $17.7 million (or 17% of total revenues) for the three months ended March 31, 2008. All software and development costs have been expensed in the period incurred because the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $0.5 million (or 3%) increase was due to a $1.2 million increase in personnel-related costs, as a result of a headcount increase from 391 in March 2008 to 471 in March 2009. The increase in research and development headcount was partially driven by the acquisition of Applimation. This increase was partially offset by a $0.4 million reduction in outside services and a $0.3 million reduction in facilities-related costs.

For the remainder of 2009, we expect research and development expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first quarter of 2009.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Sales and marketing	$41,438	$42,787	(3)%

Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses slightly decreased to $41.4 million (or 38% of total revenues) for the three months ended March 31, 2009 from $42.8 million (or 41% of total revenues) for the three months ended March 31, 2008. The sales and marketing expenses as a percentage of total revenues declined by 3 percentage points, mainly due to benefits of scale, as our revenues have increased proportionately more than our sales and marketing expenses, as well as the implementation of certain cost containment programs.

The $1.4 million (or 3%) decrease for the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to cost containment programs which resulted in a $1.4 million decrease in travel-related costs and a $0.5 million reduction in recruiting, offset by a $0.6 million increase in compensation related expenses as a result of an increase in headcount from 522 in March 2008 to 604 in March 2009.

For the remainder of 2009, we expect sales and marketing expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first quarter of 2009.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
General and administrative	$10,806	$8,369	29%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $10.8 million (or 10% of total revenues) for the three months ended March 31, 2009, compared to $8.4 million (or 8% of total revenues) for the three months ended March 31, 2008.

The $2.4 million (or 29%) increase in general and administrative expenses was primarily due to a $2.0 million increase in outside services as a result of legal fees for patent litigation and acquisition related costs. There was also a $0.6 million increase in personnel related expenses due to a headcount increase from 168 in March 2008 to 187 in March 2009, offset by a $0.1 million decrease in facilities related expenses.

For the remainder of 2009, we expect general and administrative expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first quarter of 2009.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Amortization of intangible assets	$2,051	$362	467%

Amortization of intangible assets is the amortization of customer relationships acquired, trade names, and covenants not to compete through prior business acquisitions. The $1.7 million (or 467%) increase for the three months ended March 31, 2009, compared to the same period in 2008, was the result of amortization of intangibles that we acquired in May and October 2008 and February 2009 in connection with the Identity Systems, Inc., PowerData, and Applimation, Inc. acquisitions, respectively.

For the remainder of 2009, we expect amortization of the remaining intangible assets to be approximately $6.5 million before the impact of any amortization for any possible intangible assets acquired as part of the pending or any future acquisitions subsequent to March 31, 2009.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Facilities restructuring charges	$809	$947	(15)%

In the three months ended March 31, 2009 and 2008, we recorded $0.8 million and $0.9 million, respectively, for restructuring charges from accretion charges related to the 2004 Restructuring Plan.

As of March 31, 2009, $62.0 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $2.8 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2009 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2009 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs. We will also evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations. See Note 9. Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Interest Income, Expense, and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Interest income	$1,790	$4,857	(63)%
Interest expense	(1,671)	(1,802)	(7)%
Other income, net	767	503	52%
	$886	$3,558	(75)%

Interest income, expense, and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; as well as foreign exchange transaction gains and losses and, to a lesser degree, interest expense. The decrease of $2.7 million or 75% in the three months ended March 31, 2009, compared to the same period in 2008, was primarily due to a $3.1 million decrease in interest income received from lower investment yields which was partially offset by a $0.3 million gain on early extinguishment of debt.

We expect lower interest income in the future if the current lower yields in the credit market continues to persist or decline in the future.

In 2003, we made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. Informatica evaluated this investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2007, this privately held company was acquired, and as a result of this acquisition, we received $125,000 and $883,700 cash proceeds for its share in the equity of the company in 2008 and 2007, respectively. We have recorded these amounts as other income for the years ended December 31, 2008 and 2007.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2009	2008	Change
Provision for income taxes	$4,821	$4,757	1%
Effective tax rate	30%	30%	—%

Our effective tax rates were 30% for both of the three-month periods ended March 31, 2009 and 2008. The effective tax rate differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the tax credits offset by the non-deductibility of share-based payments as well as the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to reinvest these off-shore earnings indefinitely.

In assessing the need for any additional valuation allowance in the quarter ended March 31, 2009, the Company considered all the evidence available both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended March 31, 2009, it was considered more likely than not that our non share-based-payment related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to the Company’s share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact our effective tax rate.

The unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, if recognized, would impact the income tax provision by $13.2 million and $7.6 million as of March 31, 2009 and 2008, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at March 31, 2009 and 2008 were approximately $2.0 million and $0.4 million, respectively. We do not anticipate that the amount of existing unrecognized tax benefits to significantly increase or decrease within the next 12 months.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of our tax years, from inception through 2006, remain open to tax examination.

We have received several notices of proposed adjustments (NOPAs) from the IRS claiming that we owe additional income taxes for the 2001-2008 tax years. The incremental cash tax liability asserted by the IRS is approximately $50 million, excluding penalties and interest. The adjustments primarily relate to research and development cost sharing and buy-in matters. We believe that the IRS proposed adjustments are not supported by the facts and are inconsistent with applicable tax laws and existing Treasury regulations. We intend to file a timely protest. No payments, if any, will be made related to disputed proposed adjustments until the issue is resolved with either IRS Appeals or the Tax Court. We expect to finalize this process by 2010 at the earliest.

In 2008, we were also informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of March 31, 2009.

Although the outcome of any tax audit is uncertain, we believe that we have adequately provided in our financial statements for any additional taxes that we may be required to pay as a result of such examinations. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes, and believe our current reserve to be reasonable. If tax payments ultimately prove to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that we determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, an additional tax provision might be required.

Our statutory tax rate of 35% is generally affected by lower tax rates in applicable foreign jurisdictions, accrual of reserves related to uncertain tax positions, domestic tax credits and discrete items such as the results of tax audits. We expect to maintain an effective tax rate before discrete items in the near term close to what was experienced in the first quarter of 2009. However, note that the overall effective tax rate is highly dependent on discrete items such as the results of tax audits.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of March 31, 2009, we had $419.9 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Cash provided by operating activities for the three months ended March 31, 2009 was $12.9 million, representing a decrease of $16.2 million from the three months ended March 31, 2008. This decrease primarily resulted from a $10.3 million decrease in deferred revenues, increase in net income, after adjusting for non-cash expenses, a decrease in cash collections against accounts receivable, and a decrease in accounts payable and accrued liabilities, payments to reduce our accrual for excess facilities, and excess tax benefits from share-based payments.

We were able to recognize $397,000 in excess tax benefits from share-based payments during the three months ended March 31, 2009. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $6.4 million during the three months ended March 31, 2009.

Our “Days Sales Outstanding” in accounts receivable increased from 40 days at March 31, 2008 to 55 days at March 31, 2009 due to higher amount of billings during the last month of the first quarter of 2009 compared to 2008. Cash provided by operating activities for the three months ended March 31, 2008 was $29.0 million, primarily resulting from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Investing Activities: We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.

We have identified our investment portfolio as “available for sale,” based on Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. Since we invest only in money market funds and short-term marketable securities, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. Our revised and more conservative investment strategy has not impacted our liquidity.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we will account for on a cost basis. On February 13, 2009, we acquired all the capital stock of Applimation, Inc., a privately held company incorporated in Delaware, in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date). Six million dollars of the merger consideration will be placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010. Due to the nature of mergers and acquisitions, it is difficult to predict the amount and timing of cash requirements to complete such transactions. We may be required to raise additional financing to complete future acquisitions.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash used in financing activities for the three months ended March 31, 2009 was $17.7 million due to the repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million, and $5.9 million, respectively. These amounts were partially offset by the proceeds we received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $7.0 million, as well as, $397,000 of excess tax benefits from share-based payments. Net cash provided by financing activities for the three months ended March 31, 2008 was $9.7 million due to proceeds we received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $13.8 million, as well as $2.3 million of excess tax benefits from share-based payments. These amounts were partially offset by $6.3 million used to repurchase common stock. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

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

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized an additional repurchase of $50 million of our common stock under the existing stock repurchase program. As of March 31, 2008, we repurchased 2,219,000 shares of our common stock for $33.9 million. We repurchased the remaining 985,000 shares of our common stock for $16.1 million during the six month-period ended September 30, 2008.

Further, in April 2008, our Board of Directors authorized an additional repurchase of $75 million of our common stock under the stock repurchase program. In October 2008, our Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of our outstanding Notes due in 2026 in privately negotiated transactions with holders of the Notes. As of December 31, 2008, we repurchased 3,797,000 shares of our stock at a cost of $57.0 million, and we retired $9.0 million of our Convertible Senior Notes at a cost of $7.8 million. During the quarter ended March 31, 2009, we repurchased 457,000 shares of our stock at a cost of $5.9 million, and we retired $20.0 million of our Convertible Senior Notes at a cost of $19.4 million, including $0.2 million accrued interest. We have approximately $7.3 million remaining available to repurchase shares of our common stock or Convertible Senior Notes under this program as of March 31, 2009. This repurchase program does not have an expiration date.

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock and Convertible Senior Notes repurchase programs. We may continue to repurchase shares and Convertible Senior Notes from time to time, as determined by management under programs approved by the Board of Directors.

We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Given our cash balances, it is less likely but still possible that we may require or desire additional funds for purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources. Beginning on March 15, 2011 and then upon March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date.  If the holders of the Notes require us to repurchase all or a portion of their Notes, we may also be required to raise additional financing to complete future acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of March 31, 2009, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2009	2010 and 2011	2012 and 2013	2014 and Beyond
Operating lease obligations:
Operating lease payments	$95,145	$18,870	$44,135	$31,330	$810
Future sublease income	(10,371)	(1,829)	(4,801)	(3,741)	—
Net operating lease obligations	84,774	17,041	39,334	27,589	810
Debt obligations:
Principal payments (1)	201,000	—	—	—	201,000
Interest payments	102,510	3,015	12,060	12,060	75,375
Other obligations (2)	5,435	918	2,662	1,855	—
	$393,719	$20,974	$54,056	$41,504	$277,185
____________

(1)
Holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. We have the right to redeem some or all of the Notes after March 15, 2011.

(2)	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

Our contractual obligations at March 31, 2009 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2010. Minimum contractual lease payments are $3.0 million for the remainder of 2009 and $4.2 million for the year ending December 31, 2010.

The above commitment table does not include approximately $20.4 million of long-term income tax liabilities recorded in accordance with FIN No. 48. We adopted FIN No. 48 effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $72.8 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Of these future minimum lease payments, we have $62.0 million recorded in accrued facilities restructuring charges at March 31, 2009. This accrual, in addition to minimum lease payment of $72.8 million, includes estimated operating expenses of $22.0 million, is net of estimated sublease income of $25.4 million, and is net of the present value impact of $7.3 million recorded in accordance with Statement of Financial Accounting Standards Board No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

Off-Balance-Sheet Arrangements

We do not have any off-balance-sheet financing arrangements, transactions, or relationships with “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is their local currency, except for Informatica Cayman Ltd., which is in euros. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the euro and British pound sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar.

Cash Flow Hedge Activities

Beginning in the fourth quarter of 2008, we have attempted to minimize the impact of certain foreign currency fluctuations through initiation of certain cash flow hedge programs. The purpose of these programs is to reduce volatility in cash flows and earnings caused by movement in certain foreign currency exchange rates, in particular Indian rupee and Israeli shekel. Any gain or loss from settling these contracts is offset by the gain or loss derived from the underlying balance sheet exposure upon payment.

The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2008 for Indian rupees and Israeli shekels, which were still outstanding as of March 31, 2009 (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	267,200	$5,187	51.51
Israeli shekel	10,575	2,755	3.84
		$7,942

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, corporate bonds, commercial paper, and municipal securities. All investments are carried at market value, which approximates cost. See Note 2. Cash, Cash Equivalents, and Short-Term Investments, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

For the three months ended March 31, 2009, the average annual rate of return on our investments was 1.7%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2009, we had net unrealized gains of $0.6 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2009, the fair market value of the portfolio would decrease by approximately $2.1 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12. Commitments and Contingencies - Litigation of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2008.

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

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace with Oracle’s recent acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, DataMirror, and Cognos), Microsoft, Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions, and Siebel), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP (which acquired Business Objects), Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenue and operating expenses has been immaterial although in the fourth quarter of 2008 and the first quarter of 2009 the increased volatility in currency markets caused a greater than historical impact. Beginning in the fourth quarter of 2008, we have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

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

The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. Substantially all of our historical revenues have been attributable to the sales of products and services in the data warehousing market. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, single-view projects, and data quality. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Additionally, we expect growth in the areas of on-demand software-as-a-service (SaaS) offerings. Our potential customers may:

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

The process of determining our anticipated tax liabilities involves many calculations and estimates that are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to our actually preparing the returns. We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.

Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting rules including Financial Accounting Standards Board No. 141(R), Business

Combinations, Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Statement of Financial Accounting Board No. 123(R), Share-Based Payment, and variations in the estimated and actual level of annual pre-tax income. Recently, the Obama Administration has proposed legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. If such legislation is enacted, it may have a material impact to our global tax expense. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.

We have been currently under examination by the Internal Revenue Service and some state and foreign taxing authorities which may result in assessment(s). We have received several notices of proposed adjustments related to the audit of our U.S. income tax returns and may receive assessments from other domestic and foreign tax authorities that might exceed amounts provided for by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.

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

We are currently facing and may face future intellectual property infringement claims that could be costly to defend and result in our loss of significant rights.

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in August 2007, Juxtacomm Technologies filed a complaint in the Eastern District of Texas alleging patent infringement against the following defendants, including us: Ascential Software Corporation, Business Objects SA, Business Objects America, CA, Inc., Cognos, Inc., Cognos Corporation, DataMirror, Inc., Fiorano Software, Inc., Hummingbird Ltd., International Business Machines Corporation, Informatica Corporation, Information Builders, Inc., Intersystems, Inc., Iway Software Company, Metastorm, Inc., Microsoft Corporation, Open Text Corporation, Software AG, Software AG, Inc., Sybase, Inc., and Webmethods, Inc. Some defendants have settled with Juxtacomm. More recently, in November 2008, Data Retrieval Technologies LLC filed a complaint in the Western District of Washington against Sybase, Inc. and us, alleging patent infringement.

Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims, including those claims brought by Juxtacomm Technologies and Data Retrieval Technologies LLC, include the following:

●	we would be and have been forced to incur significant legal costs and expenses defending the patent infringement suit;

●	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us;

●	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

●	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

●	we may be forced to discontinue the sale of some or all of our products.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”) (which was subsequently acquired by SAP as part of its acquisition of Business Objects). We received a favorable verdict in the trial against BODI in April 2007 and after a finding by the appeals court in our favor in December 2008, BODI/SAP paid to us the full judgment amount (including pre- and post-judgment interest and a portion of the trial costs) of $14.5 million. See subsection Litigation in Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel, and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity Systems, in December 2006, we acquired Itemfield, in May 2008, we acquired Identity Systems, in October 2008, we acquired PowerData, and in February 2009, we acquired Applimation. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate Applimation, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

In February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (ILM) technology. The successful integration of Applimation technologies, employees, and business operations will place an additional burden on our management and infrastructure. This acquisition, and others we may make in the future, will subject us to a number of risks, including:

●	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships;

●
any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to Applimation’s installed customer base or Applimation’s products to our installed customer base; and

●	the assumption of any contracts or agreements from Applimation that contain terms or conditions that are unfavorable to us.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our Applimation acquisition. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.

We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy some of these leases with the most significant portion of our unoccupied leases being located in Silicon Valley. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. In addition, the current economic downturn has negatively impacted commercial lease rates and terms in the Silicon Valley area and makes it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 9. Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2008, our Board of Directors authorized an additional $75 million of our common stock under the stock repurchase program. Repurchases can be made from time to time in the open market and will be funded from available working capital. There is no expiration date for the repurchase program. The purpose of our stock repurchase program is to enhance shareholder value, including offsetting dilution from our stock-based incentive plans. The number of shares acquired and the timing of the repurchases are based on several factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock.

In October 2008, our Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of its outstanding Convertible Senior Notes (the “Notes”) due in 2026 in privately negotiated transactions with the holders of the Notes. As of March 31, 2009, Informatica repurchased $29.0 million of its Convertible Senior Notes at a cost of $27.2 million. See Note 4. Convertible Senior Notes and Note 7. Stock Repurchases and Retirement of Convertible Notes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

The following table provides information about the repurchase of our common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
January 1 - January 31	—	—	—	—
February 1 - February 28	457,000	$12.93	457,000	$7,251
March 1 - March 31	—	—	—	—
Total	457,000	$12.93	457,000	$7,251
____________

(1)	All shares repurchased in open-market transactions under the repurchase programs.

(2)
The reduction in dollar value reflected in this amount consists of the cost of the repurchased shares in the amount of $5.9 million and the cost of the repurchased Convertible Senior Notes in the amount of $19.4 million in February 2009.

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. OTHER EVENTS

At Informatica's Annual Meeting of Stockholders held on April 28, 2009, the stockholders approved the new 2009 Equity Incentive Plan (the (“2009 Plan”). The 2009 Plan permits the grant of stock options (nonstatutory and incentive), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, non-employee directors and consultants.  9,000,000 shares have been reserved for issuance under the 2009 Plan. The 2009 Plan became effective upon approval by the stockholder and will remain in effect until terminated pursuant to the provisions of the 2009 Plan; provided, however, that without further stockholder approval, no incentive stock options may be granted under the 2009 Plan after April 28, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFORMATICA CORPORATION

May 7, 2009	/s/ EARL FRY
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2009

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.