Form 10-Q
period 2009-06-30
INFORMATICA CORP
filed 2009-08-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, there were approximately 88,365,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,220	$179,874
Short-term investments	287,101	281,055
Accounts receivable, net of allowances of $3,127 and $2,558, respectively	78,896	87,492
Deferred tax assets	23,777	22,336
Prepaid expenses and other current assets	13,848	12,498
Total current assets	537,842	583,255

Property and equipment, net	8,260	9,063
Goodwill	263,857	219,063
Other intangible assets, net	57,684	35,529
Long-term deferred tax assets	2,550	7,294
Other assets	8,414	8,908
Total assets	$878,607	$863,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,836	$7,376
Accrued liabilities	32,425	34,541
Accrued compensation and related expenses	32,691	29,365
Income taxes payable	7,707	—
Accrued facilities restructuring charges	20,476	19,529
Deferred revenues	122,656	120,892
Total current liabilities	222,791	211,703

Convertible senior notes	201,000	221,000
Accrued facilities restructuring charges, less current portion	39,007	44,939
Long-term deferred revenues	5,269	8,847
Long-term income taxes payable	12,721	20,668
Total liabilities	480,788	507,157

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	87	87
Additional paid-in capital	390,317	374,091
Accumulated other comprehensive loss	(1,151)	(3,741)
Retained earnings (accumulated deficit)	8,566	(14,482)
Total stockholders’ equity	397,819	355,955
Total liabilities and stockholders’ equity	$878,607	$863,112

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	$48,730	$48,523	$92,789	$92,732
Service	68,614	65,237	133,613	124,738
Total revenues	117,344	113,760	226,402	217,470

Cost of revenues:
License	628	897	1,376	1,590
Service	18,374	21,380	36,846	41,165
Amortization of acquired technology	1,859	951	3,416	1,571
Total cost of revenues	20,861	23,228	41,638	44,326

Gross profit	96,483	90,532	184,764	173,144

Operating expenses:
Research and development	18,928	18,497	37,111	36,221
Sales and marketing	46,444	45,966	87,882	88,753
General and administrative	10,995	9,146	21,801	17,515
Amortization of intangible assets	2,434	993	4,485	1,355
Facilities restructuring charges	595	921	1,404	1,868
Purchased in-process research and development	—	390	—	390
Total operating expenses	79,396	75,913	152,683	146,102

Income from operations	17,087	14,619	32,081	27,042

Interest income	1,566	3,650	3,356	8,507
Interest expense	(1,581)	(1,799)	(3,252)	(3,601)
Other income (expense), net	8	(86)	775	417
Income before provision for income taxes	17,080	16,384	32,960	32,365
Provision for income taxes	5,091	4,881	9,912	9,638
Net income	$11,989	$11,503	$23,048	$22,727
Basic net income per common share	$0.14	$0.13	$0.26	$0.26
Diluted net income per common share	$0.13	$0.12	$0.25	$0.24
Shares used in computing basic net income per common share	87,198	88,565	87,378	88,347
Shares used in computing diluted net income per common share	100,692	104,457	101,019	104,403

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$23,048	$22,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,698	2,813
Allowance for doubtful accounts	297	215
Gain on early extinguishment of debt	(337)	—
Share-based payments	8,763	7,946
Deferred income taxes	(404)	(1,377)
Tax benefits from stock option plans	1,621	5,124
Excess tax benefits from share-based payments	(1,366)	(4,375)
Amortization of intangible assets and acquired technology	7,901	2,926
Non-cash facilities restructuring charges	1,404	1,868
Other non-cash items	116	262
Changes in operating assets and liabilities:
Accounts receivable	10,538	14,618
Prepaid expenses and other assets	(1,289)	(14,718)
Accounts payable and other current liabilities	(9,330)	645
Income taxes payable	379	1,309
Accrued facilities restructuring charges	(6,308)	(6,036)
Deferred revenues	(5,779)	7,891
Net cash provided by operating activities	31,952	41,838
Investing activities:
Purchases of property and equipment	(1,800)	(1,921)
Purchases of investments	(222,874)	(152,784)
Purchase of investment in equity interest	—	(3,000)
Maturities of investments	191,394	168,368
Sales of investments	25,138	38,257
Business acquisitions, net of cash acquired	(58,963)	(79,844)
Transfer from restricted cash	—	12,016
Net cash used in investing activities	(67,105)	(18,908)
Financing activities:
Net proceeds from issuance of common stock	13,793	18,782
Repurchases and retirement of common stock	(9,021)	(15,838)
Repurchases of convertible senior notes	(19,200)	—
Excess tax benefits from share-based payments	1,366	4,375
Net cash provided by (used in) financing activities	(13,062)	7,319
Effect of foreign exchange rate changes on cash and cash equivalents	2,561	1,244
Net increase (decrease) in cash and cash equivalents	(45,654)	31,493
Cash and cash equivalents at beginning of period	179,874	203,661
Cash and cash equivalents at end of period	$134,220	$235,154

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2009 and 2008 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2009, or any future period.

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

In May 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No. 165, Informatica has evaluated subsequent events through the date and time the financial statements were issued on August 6, 2009.

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

The Company also enters into Original Equipment Manufacturer (“OEM”) arrangements that provide for license fees based on inclusion of technology and/or products in the OEM’s products. These arrangements provide for fixed and irrevocable royalty payments. The Company recognizes royalty payments as revenues based on the royalty report that it receives from the OEMs. In the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition have been met.

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

Investments

Investments are comprised of marketable securities, which consist primarily of commercial paper, Federal agency and U.S. government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and managed by four major financial institutions. The Company’s marketable securities are classified as available- for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Informatica has classified its debt securities as available-for-sale since they would be available for sale due to any changes in market conditions or needs for liquidity. Further, the Company has classified all available for sale marketable securities, including those with original maturity dates greater than one year, as short-term investments.

Informatica applies the provisions of FASB Staff Position No. 115-2 (“FSP No. 115-2”) and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments to its debt securities classified as available-for-sale and evaluates them for other-than-temporary impairment based on the following three criteria: (i) Informatica has decided to sell the debt security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) the Company does

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not expect to recover the security’s entire amortized cost basis from the present value of cash flows expected to be collected from the debt security (FSP No. 115-2 refers to this shortfall as “credit loss”). In determining the amount of FSP No. 115-2 credit loss, the Company compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall resulted from this comparison (credit loss) is reflected as other income or expense in the condensed consolidated statement of income. Further, Informatica also considers other factors such as industry analysts’ reports and credit ratings, in addition to the above three criteria to determine the other-than-temporary impairment status of its investments.

If Informatica intends to sell an impaired debt security and is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is considered other-than-temporary and should be recognized in current earnings in an amount equal to the entire difference between fair value and amortized cost.

If a credit loss exists, but Informatica does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other than temporary and should be separated into (i) the estimated amount relating to credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.

Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities will be reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.

Fair Value Measurement of Financial Assets and Liabilities

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

SFAS No. 157 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value measurement classification of Informatica as of June 30, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$48,046	$48,046	$—	$—
Marketable securities (2)	287,101	—	287,101	—
Total money market funds and marketable securities	335,147	48,046	287,101	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	179	—	179	—
Total	$338,326	$48,046	$287,280	$3,000
Liabilities:
Foreign currency derivatives (5)	$34	$—	$34	$—
Convertible senior notes	209,241	209,241	—	—
Total	$209,275	$209,241	$34	$—
____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in short-term investments on the condensed consolidated balance sheets.

(3)	Included in other non-current assets on the condensed consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(5)	Included in accrued liabilities on the condensed consolidated balance sheets.

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$25,542	$25,542	$—	$—
Marketable securities (2)	322,796	—	322,796	—
Total money market funds and marketable securities	348,338	25,542	322,796	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	155	—	155	—
Total	$351,493	$25,542	$322,951	$3,000
Liabilities:
Convertible senior notes	$204,259	$204,259	$—	$—
Total	$204,259	$204,259	$—	$—
____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(3)	Included in other non-current assets on the condensed consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities and Convertible Senior Notes

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. The Company has used mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) to discount and fair value assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of less than twelve months. The Company discounts derivative assets and liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

The counterparties associated with Informatica’s foreign currency option contracts are large credit worthy financial institutions and the derivatives transacted with them are relatively short in duration; therefore, the Company does not consider counterparty concentration and non-performance material risks at this time. Both the Company and the counterparty are expected to perform under the contractual terms of the instruments.

See Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Investment in Equity Securities

The Company also held a $3 million investment in the preferred stock of a privately-held company at June 30, 2009, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company uses the cash flow of the entity against its own cash flow assumptions at the time that investment was made for the determination of the fair value of this investment.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in the stockholders’ equity, net of tax. Realized gains and losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred.

For the three and six months ended June 30, 2009 and 2008, the realized gains recognized were not material. The realized gains are included in other income of the condensed consolidated statements of income for the respective periods. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s investments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$86,174	$—	$—	$86,174
Cash equivalents:
Money market funds	48,046	—	—	48,046
Total cash equivalents	48,046	—	—	48,046
Total cash and cash equivalents	134,220	—	—	134,220
Short-term investments:
Commercial paper	12,968	—	—	12,968
Certificates of deposits	3,120		—	3,120
Corporate notes and bonds	75,980	370	(34)	76,316
Federal agency notes and bonds	129,721	680	(23)	130,378
U.S. government notes and bonds	35,829	65	(2)	35,892
Municipal notes and bonds	28,342	88	(3)	28,427
Total short-term investments *	285,960	1,203	(62)	287,101
Total cash, cash equivalents, and short-term investments **	$420,180	$1,203	$(62)	$421,321
___________

*	There are a total of 14 investments for a total amortized cost basis of $30 million which are in the gross unrealized loss position at June 30, 2009.

**	Total estimated fair value above included $335 million comprised of cash equivalents and short-term investments at June 30, 2009.

In determining whether a credit loss exists FSP 115-2 requires that an entity compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall in that comparison represents a credit loss. Informatica has determined that no credit loss has occurred with respect to its investments in debt securities for the three months ended June 30, 2009 since it neither intended to sell nor it was more likely than not that it would have been required to sell such securities.

	December 31, 2008
	Amortized CostBasis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$112,591	$—	$—	$112,591
Cash equivalents:
Money market funds	25,542	—	—	25,542
Commercial paper	9,741	—	—	9,741
Federal agency notes and bonds	17,996	4	—	18,000
U.S. government notes and bonds	14,000	—	—	14,000
Total cash equivalents	67,279	4	—	67,283
Total cash and cash equivalents	179,870	4	—	179,874
Short-term investments:
Commercial paper	43,125	—	—	43,125
Corporate notes and bonds	38,569	174	(18)	38,725
Federal agency notes and bonds	133,220	1,015	(1)	134,234
U.S. government notes and bonds	61,569	266	—	61,835
Municipal notes and bonds	3,134	3	(1)	3,136
Total short-term investments *	279,617	1,458	(20)	281,055
Total cash, cash equivalents, and short-term investments **	$459,487	$1,462	$(20)	$460,929
___________

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

*	There are a total of 9 investments for a total amortized cost basis of $20 million which are in the gross unrealized loss position at December 31, 2008.

**	Total estimated fair value above included $348 million comprised of cash equivalents and short-term investments at December 31, 2008.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$12,895	$(34)	$—	$—	$12,895	$(34)
Federal agency notes and bonds	12,486	(23)	—	—	12,486	(23)
U.S. government notes and bonds	1,744	(2)	—	—	1,744	(2)
Municipal notes and bonds	3,270	(3)	—	—	3,270	(3)
Total	$30,395	$(62)	$—	$—	$30,395	$(62)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at June 30, 2009 (in thousands):

	Cost	Fair Value
Due within one year	$244,021	$244,873
Due in one year to two years	85,985	86,289
Due after two years	4,000	3,985
Total	$334,006	$335,147

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$44,292	$(17,580)	$26,712	$32,583	$(14,216)	$18,367
Customer relationships	29,934	(9,816)	20,118	20,257	(5,870)	14,387
Vendor relationships	7,287	(120)	7,167	—	—	—
Other:
Trade names	1,813	(578)	1,235	700	(408)	292
Covenants not to compete	2,000	(1,017)	983	2,000	(817)	1,183
Contract backlog	270	(51)	219	—	—	—
Patents	1,300	(50)	1,250	1,300	—	1,300
	$86,896	$(29,212)	$57,684	$56,840	$(21,311)	$35,529

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense of intangible assets was approximately $4.3 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively, and $7.9 million and $2.9 million for the six months ended June 30, 2009 and 2008, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, vendor relationships, trade names, covenants not to compete, contract backlog, and patents are five years, five years, five years, four years, five years, two years, and thirteen years, respectively.

As of June 30, 2009, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands);

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2009	$3,793	$5,242	$9,035
2010	6,412	8,691	15,103
2011	6,206	6,875	13,081
2012	5,529	4,816	10,345
2013	4,642	3,189	7,831
Thereafter	349	1,940	2,289
Total expected amortization expense	$26,931	$30,753	$57,684

The increase of $11.7 million in the gross carrying amount of developed and core technology was due to the intangibles of $10.7 million and $1.0 million acquired from Applimation and AddressDoctor, respectively. The increase of $9.7 million in the gross carrying amount of customer relationships was primarily due to the intangibles of $8.3 million and $1.3 million acquired from Applimation and AddressDoctor, respectively. The increase of $7.3 million of vendor relationships was attributable to the acquisition of AddressDoctor. See Note 15. Acquisitions, of Notes to Condensed Consolidated Financial Statements for a further discussion. In addition, $3.3 million of developed and core technology, $5.0 million of customer relationships, $7.2 million of vendor relationships, and $0.2 million of trade names at June 30, 2009, related to the Identity Systems, Inc., PowerData, and AddressDoctor acquisitions, were recorded in European local currencies, and, therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

The customer relationships are intangible assets that Informatica has acquired through several past acquisitions and consist of renewable 12-month revenue maintenance programs. Informatica’s accounting policy is to expense the costs incurred to renew or extend the terms of these revenue maintenance programs.

The change in the carrying amount of goodwill for the six months ended June 30, 2009 is as follows (in thousands):

June 30, 2009
Beginning balance as of December 31, 2008	$219,063
Goodwill recorded in acquiring Applimation	16,045
Goodwill recorded in acquiring AddressDoctor	23,019
Subsequent goodwill adjustments:
Earn-out for PowerData	796
Tax adjustments for Applimation	4,408
Local currency translation adjustments	531
Other adjustments	(5)
Ending balance as of June 30, 2009	$263,857

During the three months ended June 30, 2009, Informatica recorded $796,000 in additional goodwill as a result of earn-out paid for achieving certain level of license revenues. An additional $3.5 million for certain variable and deferred earn-out payment is payable based on achievement of certain level of incremental license revenues. The Company’s carrying amount of goodwill was also increased by $4.4 million as a result of the final valuation report for Applimation’s net operating loss for tax purposes. See Note 15. Acquisitions, of Notes to Condensed Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Convertible Senior Notes

On March 8, 2006, the Company issued and sold Convertible Senior Notes (“Notes”) with an aggregate principal amount of $230 million due 2026. The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ Stock Market (Global Select) of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full outstanding principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control.

Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,  Emerging Issues Task Force (“EITF”) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and FASB issued Staff Position No. APB 14-1 (“FSP No. 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were $68,000 and $78,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and $603,000 and $156,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Interest expenses on the Notes were $1.5 million and $1.7 million for the three-month periods ended June 30, 2009 and 2008, respectively. Interest expenses on the Notes were $3.1 and $3.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. Interest payments of $3.3 million and $3.5 million were made in the six-month periods ended June 30, 2009 and 2008, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. During the three-month period ended December 31, 2008, Informatica repurchased $9.0 million of its outstanding Notes at a discounted cost of $7.8 million. As a result, $1.0 million, net of $0.2 million of prorated deferred expenses, is reflected in other income for the three months ended December 31, 2008. During the three-month period ended March 31, 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes, net of $0.3 million gain due to early retirement of the Notes and $0.5 million due to recapture of prorated deferred expenses, at a discounted cost of $19.2 million. There was no repurchase of the Notes during the three months ended June 30, 2009.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the ending balance of the Convertible Senior Notes as of June 30, 2009 and December 31, 2008 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased during the first half of 2009	(20,000)
Balance at June 30, 2009	$201,000

The Company has classified its convertible debt as Level I, according to SFAS No. 157 since it has quote prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of June 30, 2009, based on the closing price as of June 29, 2009 (the last trading day of the respective period) at the Over-the-Counter market, was $209.2 million.

Note 5. Other Comprehensive Income

Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. Other comprehensive income activity consisted of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income, as reported	$11,989	$11,503	$23,048	$22,727
Other comprehensive income:
Unrealized gain (loss) on investments (1)	313	(615)	(183)	(42)
Cumulative translation adjustment (2)	5,662	(775)	2,831	1,288
Derivative gain (loss) (3)	292	—	(58)	—
Comprehensive income	$18,256	$10,113	$25,638	$23,973
_________

(1)
The tax effects on unrealized gain (loss) on investments were $(200,000) and $(322,000) for the three months ended June 30, 2009 and 2008, respectively, and $117,000 and $126,000 for the six months ended June 30, 2009 and 2008, respectively.

(2)
The tax effects on cumulative translation adjustments were $(107,000) and $(34,000) for the three-month and six-month periods ended June 30, 2009, respectively. The tax effects on cumulative translation adjustments were negligible for the same periods in 2008.

(3)	The tax effects on cash flow hedging loss for the three-month and six-month periods ended June 30, 2009 were $(187,000) and $37,000, respectively.

Ending balance of accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Net unrealized gain on available-for-sale investments	$696	$879
Cumulative translation adjustment	(1,840)	(4,671)
Derivatives gain (loss)	(7)	51
Accumulated other comprehensive loss	$(1,151)	$(3,741)

Informatica did not have any other-than-temporary gain or loss reflected in other comprehensive income as of December 31, 2008 and June 30, 2009.

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the six months ended June 30, 2009 (in thousands):

June 30, 2009
Net unrealized investment gain balance, net of tax effects at December 31, 2008	$879
Investment unrealized loss	(300)
Net investment unrealized gain balance before tax effect at June 30, 2009	579
Tax effects on unrealized investment loss	117
Net unrealized investment gain balance, net of tax effects at June 30, 2009	$696

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the six months ended June 30, 2009 (in thousands):

June 30, 2009
Net unrealized derivatives gain balance, net of tax effects at December 31, 2008	$50
Reclassified to the statements of income	179
Derivatives loss for hedging transactions	(273)
Derivatives loss balance before tax effect at June 30, 2009	(44)
Tax effects on derivatives loss	37
Net unrealized derivatives loss balance, net of tax effects at June 30, 2009	$(7)

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

Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar. In the fourth quarter of 2008, the Company initiated certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee and Israeli shekel.Informatica is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses which result in intercompany transactions between Informatica U.S. and its two subsidiaries in India and Israel. Exposures resulting from fluctuations in the foreign currency exchange rates applicable to these foreign denominated expenses are covered through the Company’s cash flow hedge programs. The Company releases the amounts accumulated in other comprehensive income into income when the anticipated expenses are incurred.

Informatica has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 financial plan. These foreign exchange contracts, carried at fair value, have a maturity between one month and five months. The Company entered into approximately two forward exchange contracts ranging between $329,000 and $649,000 per month. The Company closes out approximately two foreign exchange contracts per month when the foreign currency denominated expenses are paid and any gain or loss is offset against income.

Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2009, a derivative loss of $7,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reclassify this amount to its condensed consolidated statements of income during the remaining duration of its foreign exchange forward contracts that expire on October 31, 2009.

Informatica evaluates the effectiveness of its hedge programs using statistical analysis at the inception of the hedge prospectively as well as retrospectively. Informatica excludes the time value of derivative instruments for hedge accounting purposes under SFAS No. 133.

The effect of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and six months ended June 30, 2009 is as follows (in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Loss Recognized (1)	Loss Reclassified (2)	Gain Recognized (3)	Loss Recognized (1)	Loss Reclassified (2)	Gain Recognized (3)
Indian rupee	$260	$46	$74	$105	$66	$178
Israeli shekel	104	68	—	168	113	14
Total	364	114	$74	$273	$179	$192

(1)	Amount of loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of loss reclassified from accumulated other comprehensive income into the operating expenses of condensed consolidated statements of income (effective portion).

(3)
Amount of gain recognized in income on derivative for the amount excluded from effectiveness testing located in operating expenses (mostly impacted the research and development expenses) of condensed consolidated statements of income. The Company did not have any ineffective portion of the derivative recorded in condensed consolidated statements of income.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

The following tables reflect the amounts of derivative assets and liabilities for designated and not designated hedging instruments at June 30, 2009 and the gain recognized in other income, net for non designated foreign currency forward contracts for the three and six months ended June 30, 2009 (in thousands):

Derivatives Designated as Hedging Instruments under SFAS No. 133:	Derivative Assets at June 30, 2009 (1)	Derivative Liabilities at June 30, 2009 (2)
Indian rupee	$145	$—
Israeli shekel	—	27
Total	$145	$27

(1)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(2)	Included in accrued liabilities on the condensed consolidated balance sheets.

Derivatives Not Designated as Hedging Instruments under SFAS No. 133:	Derivative Assets at June 30, 2009 (1)	Derivative Liabilities at June 30, 2009 (2)
Indian rupee	$34	$—
Israeli shekel	—	7
Total	$34	$7

(1)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(2)	Included in accrued liabilities on the condensed consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gain Recognized in Other income, Net for Derivatives Not Designated as Hedging Instruments Under SFAS No. 133:	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Indian rupee	$99	$54
Israeli shekel	88	102
Total	$187	$156

Note 7. Stock Repurchases and Retirement of Convertible Senior Notes

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

During the first quarter ended March 31, 2009, the Company repurchased 457,000 shares of its common stock at a cost of $5.9 million and an additional $20.0 million of its outstanding Notes at a cost of $19.4 million, including $0.2 million accrued interest. During the second quarter ended June 30, 2009, the Company repurchased an additional 203,000 shares of its common stock at a cost of $3.1 million. There was no repurchase of the Notes during the three months ended June 30, 2009.

The Company has approximately $4.1 million available to repurchase additional shares and Notes under this program as of June 30, 2009. This repurchase program does not have an expiration date.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

Note 8. Share-Based Payments

The Company’s stockholders approved the 2009 Equity Incentive Plan (the “2009 Incentive Plan”) in April 2009 under which 9,000,000 shares have been reserved for issuance. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, and performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest ratably over a period of four years, with options for new employees generally including a 1-year cliff period. The Company also issues Restricted Stock Units (“RSUs”) to its employees. The RSUs granted to employees generally vest over four years with four annual vesting dates.  It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options and RSUs. As of June 30, 2009, the Company had approximately 8,386,000 authorized shares available for grant and 614,000 options and RSUs outstanding under the 2009 Incentive Plan.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica granted 510,000 RSUs under its 1999 Stock Incentive Plan to its executives and certain key employees of the Company during the three months ended March 31, 2009. It further granted an additional 375,000 RSUs to certain employees and directors of the Company under its 2009 Stock Incentive Plan during the three months ended June 30, 2009. These awards vest annually over four years from the date of grant and are valued at such time of grant using the existing current market prices at the time. The Company records share-based payments for RSUs net of estimated forfeitures.

Informatica uses the Black-Scholes-Merton option pricing model to determine the fair value of option awards granted. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of the ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company estimated the fair value of its share-based payment awards related to stock options granted with no expected dividends using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Option Grants:
Expected volatility	42%	38%	42 – 48%	38 – 41%
Weighted-average volatility	42%	38%	46%	38%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.6	3.3	3.6	3.3
Risk-free interest rate	1.7%	2.8%	1.6%	2.7%
ESPP:*
Expected volatility	—	—	51%	38%
Weighted-average volatility	—	—	51%	38%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate — ESPP	—	—	0.4%	2.2%
____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocations of share-based payments for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of service revenues	$583	$493	$1,114	$1,039
Research and development	1,173	966	2,291	2,030
Sales and marketing	1,578	1,230	2,945	2,603
General and administrative	1,230	1,143	2,413	2,274
Total share-based payments	$4,564	$3,832	$8,763	$7,946
Tax benefit of share-based payments	(958)	(694)	(1,847)	(1,496)
Total share-based payments, net of tax benefit	$3,606	$3,138	$6,916	$6,450

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $2.7 million for the remainder of 2009, $5.2 million in 2010, $5.4 million in 2011, $5.5 million in 2012, and $0.9 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to its 2004 Restructuring Plan. Accretion represents imputed interest, which is the difference between the Company’s non-discounted future cash obligations and the discounted present values of these cash obligations. As of June 30, 2009, the Company will recognize approximately $6.6 million of accretion as a restructuring charge over the remaining term of the lease, or approximately five years, as follows: $1.3 million for the remainder of 2009, $2.3 million in 2010, $1.7 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

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

A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2009 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-cash	Accrued Restructuring Charges at June 30,
	2008	Charges	Adjustments	Payment	Reclassification	2009
2004 Restructuring Plan
Excess lease facilities	$56,356	$1,471	$49	$(5,563)	$(81)	$52,232
2001 Restructuring Plan
Excess lease facilities	8,112	—	(116)	(745)	—	7,251
	$64,468	$1,471	$(67)	$(6,308)	$(81)	$59,483

For the six months ended June 30, 2009, the Company recorded $1.5 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2009 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $3.9 million.

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

Note 10. Income Taxes

The Company’s effective tax rates were 30% for both of the three-month and six-month periods ended June 30, 2009 and 2008. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits offset by compensation expense related to non-deductible share-based payments, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended June 30, 2009, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended June 30, 2009, consistent with prior quarters it was considered more likely than not that the Company’s non share-based-payment related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to the Company’s share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, if recognized, would impact the income tax provision by $10.0 million and $6.8 million as of June 30, 2009 and 2008, respectively. The unrecognized tax benefits were $11.3 million and $20.2 million as of June 30, 2009 and December 31, 2008, respectively. The change was primarily due to the agreement with the Internal Revenue Service on certain audit issues, the expiration of certain statute of limitations and the accrual for uncertain tax positions. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties in the three months ended June 30, 2009 and 2008 were approximately $0.3 million and $0.5 million, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Informatica was under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of our tax years remained open for tax examination. During the three months ended June 30, 2009, the Company reached an agreement with the Internal Revenue Service to settle certain matters, including cost sharing and buy-in amounts for tax years ended December 31, 2001 through 2006. The tax provision impact as a result of the settlement was $7.0 million of which $6.1 million was accrued for previously.

The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of June 30, 2009.

Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believes its current reserve to be reasonable. If tax payments ultimately prove to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds its estimate of tax liabilities, an additional tax provision might be required.

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

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$11,989	$11,503	$23,048	$22,727
Effect of convertible senior notes, net of related tax effects	961	1,100	2,099	2,200
Net income adjusted	$12,950	$12,603	$25,147	$24,927
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	87,198	88,565	87,378	88,347
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	76	—	38	—
Dilutive effect of employee stock options	3,368	4,392	3,271	4,556
Dilutive effect of convertible senior notes	10,050	11,500	10,332	11,500
Shares used in computing diluted net income per common share	100,692	104,457	101,019	104,403
Basic net income per common share	$0.14	$0.13	$0.26	$0.26
Diluted net income per common share	$0.13	$0.12	$0.25	$0.24

Diluted net income per common share is calculated according to SFAS No. 128, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and six months ended June 30, 2009 and 2008, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.0 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and $1.1 million and $2.2 million for the same periods in 2008 in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

In calculating its diluted net income per common share, Informatica excluded 1.3 million and 0.2 million of its options for the three months ended June 30, 2009 and 2008, respectively, and 3.0 million and 0.2 million of its options for the six months ended June 30, 2009 and 2008, respectively since the inclusion of these options would have been anti-dilutive.

Note 12. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another 3 years to December 31, 2013. The future minimum contractual lease payments are $2.0 million for the remainder of 2009, $2.6 million, $3.4 million, $3.5 million and $3.6 million for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to maintain certificates of deposits for this letter of credit related to its former corporate headquarters leases at the Pacific Shores Center in Redwood City, California.

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $68.9 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges, above, for a further discussion.

Future minimum lease payments as of June 30, 2009 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2009	$12,937	$1,180	$11,757
2010	23,631	2,379	21,252
2011	23,310	2,422	20,888
2012	23,350	2,468	20,882
2013	15,519	1,263	14,256
Thereafter	886	—	886
	$99,633	$9,712	$89,921

Of these future minimum lease payments, the Company has accrued $59.5 million in the facilities restructuring accrual at June 30, 2009. This accrual includes the minimum lease payments of $68.9 million and an estimate for operating expenses of $20.6 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $23.4 million and a present value discount of $6.6 million recorded in accordance with FASB Statement No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the SFAS No. 5, Accounting for Contingencies. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2009 and December 31, 2008. The Company’s product warranty expense has not been significant in the past.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

As of June 30, 2009, the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2008 for the Indian rupees and the Israeli shekels were $1.7 million and $3.2 million, respectively.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All parties in all lawsuits have reached a settlement. The settlement, if approved, will not require the Company to contribute cash. On June 10, 2009, the Court gave preliminary approval to the settlement, and set a final approval hearing for September 10, 2009. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. We express no opinion as to the probable outcome of this matter.

On July 15, 2002, the Company filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”) and the final judgment in the Company’s favor included a permanent injunction preventing BODI from shipping the infringing technology which remains in effect until the patent expires in 2019.

On August 21, 2007, Juxtacomm Technologies (“Juxtacomm”) filed a complaint in the Eastern District of Texas against 21 defendants, including us, alleging patent infringement and seeking damages and an injunction. We filed an answer to the complaint on October 10, 2007. It is Informatica’s current assessment that our products do not infringe Juxtacomm’s patent and that potentially the patent itself is invalid due to significant prior art. However, given the potential trial and related costs and the uncertainties related to litigation, Informatica is participating in mediation discussions with the plaintiff. The trial date is currently set for the fourth quarter of 2009.

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement of U.S. Patent Nos. 6,026,392 (the “392 patent”) and 6,631,382 (the “382 patent”).  On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. (“Timeline”) and TMLN Royalty, LLC (“TMLN Royalty”), asserting declaratory relief claims for non-infringement and invalidity of the ’392 and ’382 patents.  On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ’392 and ’382 patents.  In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action.  On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ’382 and ’392 patents.  On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California.  On April 21, 2009, the Company filed its reply to Data Retrieval’s counterclaims in the Northern District of California.  The case is currently in the discovery phase and no trial date has been set.  The Company intends to vigorously defend itself.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
North America	$77,642	$78,237	$149,425	$147,596
Europe	28,111	27,611	52,839	54,940
Other	11,591	7,912	24,138	14,934
	$117,344	$113,760	$226,402	$217,470

	June 30, 2009	December 31, 2008
Long-lived assets (excluding assets not allocated):
North America	$49,268	$36,285
Europe	15,189	6,664
Other	1,487	1,643
	$65,944	$44,592

No customer accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2009 and 2008. At June 30, 2009 and 2008, no single customer accounted for more than 10% of the accounts receivable balance.

Note 14. Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities. This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments impact the financial statements of the companies. The Company adopted SFAS No. 161 in the first quarter of fiscal 2009. The adoption of this statement did not impact the condensed consolidated financial statements of the Company since SFAS No. 161 only required additional disclosures.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. None of the RSUs and stock options granted under the 1999 Stock Incentive Plan and 2009 Incentive Plan were entitled to receive nonforfeitable dividends or dividend equivalents. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact its calculation of earnings per share.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning on or after December 15, 2008. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP No. 115-2”) and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends FASB SFAS No. 115, FSP SFAS No. 115-1 and SFAS No. 124-1 and its scope is limited to other-than-temporary guidance of these pronouncements for debt securities classified as available-for-sale or held-to maturity. The Board believes it is more operational for an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Further, this FSP requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. This FSP is effective for interim and annual reporting periods ending June 15, 2009. The Company adopted this FSP effective April 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Informatica adopted this FSP for its second quarter ended June 30, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP No.107-1”), Interim Disclosures about Fair Value of Financial Instruments. This FSP requires a public entity to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement of Financial Accounting Standards No. 107 (“SFAS No. 107”), Disclosures about Fair Value of Financial Instruments. FSP 107-1 is effective for interim periods ending after June 15, 2009. Informatica adopted this FSP for its second quarter ended June 30, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events to establish principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: (i) The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, (ii) The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. An entity shall recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. This Statement is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement effective April 1, 2009.

Note 15. Acquisitions

AddressDoctor GmbH

On June 2, 2009, Informatica GmbH, a wholly owned subsidiary of Informatica, acquired AddressDoctor GmbH (AddressDoctor), a limited liability company duly organized and existing under the laws of the Federal Republic of Germany. AddressDoctor is a leading provider of international address verification and cleaning solutions that enables users to validate and correct postal addresses and assists in the data capturing process. Informatica acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by Informatica in the event of certain breaches of the acquisition agreement by AddressDoctor. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out twelve months subsequent to the date of acquisition.

Informatica incurred $0.5 million of acquisition-related costs for the three months ended June 30, 2009. These expenses are reflected as general and administrative expenses in the condensed consolidated statements of income for the respective periods.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$19,609
Purchase accounting tax adjustment related to goodwill	3,410
Developed and core technology	960
Vendor relationships	7,200
Customer relationships	1,320
Trade names	230
Assumed liabilities, net of assets	(4,977)
Total purchase price	$27,752

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

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $19.6 million of goodwill, which is not deductible for tax purposes. At the time of acquisition, AddressDoctor had recent releases of its major products and as a result, no material in-process research and development was identified at the time of acquisition. The developed and core technology will be amortized over five years on a straight line basis, vendor relationships will be amortized over five years on a straight line basis, customer relationships will be amortized over six years on an accelerated basis consistent with expected benefits, and trade names will be amortized over five years on a straight line basis.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Informatica is obligated to reimburse certain employees of Applimation for an approximate bonus of $1.6 million if they continue to provide their employment services for a certain period of time. If they discontinue their services for any reason, these amounts are payable to original shareholders of Applimation. Informatica will record these expenses as the services are performed between three to eighteen months subsequent to the acquisition date.

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

PowerData

On October 1, 2008, Informatica Nederland B.V., a wholly owned subsidiary of Informatica, purchased all of the issued and outstanding shares of PowerData Iberica, S.L. (“PowerData”), a privately held company organized under the laws of Spain, for $7.1 million in cash, including transaction costs of $0.4 million.

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

The Company is obligated to pay certain variable and deferred earn-out payments based on the percentage of license revenues recognized subsequent to the acquisition. See Note 3, Goodwill and Intangible Assets, of Notes to Condensed Consolidated Financial Statements for $796,000 additional goodwill due to earn-out during the three months ended June 30, 2009. The Company considers these earn-outs as additional contingent consideration and will record them in goodwill as they occur.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, share-based payments, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next twelve months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisitions of AddressDoctor and Applimation; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any other forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

Despite the uncertainty in the financial markets, and the recession in the United States and many foreign economies, we were able to grow our total revenues in the second quarter of 2009 by 3% to $117.3 million compared to $113.8 million from the same period in 2008. License revenues were essentially flat year over year. Services revenues increased by 5% due to 14% growth in maintenance revenues partially offset by a 15% decrease in consulting and education service revenues. The maintenance revenue growth is attributable to the increased size of our installed customer base and the decline in training and consulting revenues reflects our customers’ trend toward deferring spending and reducing training and travel budgets. Because our revenues have grown at a faster pace than the increase in our operating expenses, our operating income as a percentage of revenues has grown from 13% to 15% for the quarters ended June 30, 2008 and 2009, respectively.

On February 13, 2009, we acquired Applimation, Inc. (“Applimation”), a private company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends our data integration software to include Applimation’s technology. We acquired all of the capital stock of Applimation in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to eighteen months subsequent to the acquisition date). As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. As part of the merger agreement, $6.0 million of the merger consideration was placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation.

On June 2, 2009, Informatica GmbH, our wholly owned subsidiary, acquired AddressDoctor GmbH (“AddressDoctor”), a limited liability company duly organized and existing under the laws of the Federal Republic of Germany. AddressDoctor is a leading provider of international address verification and cleaning solutions which enables users to validate and correct postal addresses and assists in the data capturing process. We acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by us in the event of certain breaches of the merger agreement by AddressDoctor. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out twelve months subsequent to the date of acquisition.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions: The United States and many foreign economies continue to experience significant adversity driven by varying macroeconomic conditions including the uncertainty in the credit markets and financial markets, instability of major financial institutions, deterioration in the housing and labor markets and volatility in fuel prices. As a result of these conditions, the United States and global economies are in a recession, which is expected to continue. These adverse conditions, which are beyond our control, are likely to continue to have an adverse effect on our business. As a result, we have reduced expenses in certain areas and have tempered our hiring plans.

●
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, Sunopsis and Hyperion Solutions, and proposed acquisitions of GoldenGate Software and Sun Microsystems, IBM’s acquisition of DataMirror and Cognos, and proposed acquisition of SPSS, and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers. In addition, Oracle’s acquisition of Sun Microsystems could accelerate further consolidation in the industry.

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

●
Quarterly and Seasonal Fluctuations: Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, although the increase was less pronounced at the end of 2008, and we generally have weaker demand for our software products and services in the first and third quarters of the year. This trend continued during the first half of 2009. The current macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products.

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In February 2008, we launched our new worldwide partner program, INFORM, which is comprised of a set of programs and services to help partners develop and promote solutions in conjunction with Informatica. In March

2008, we announced that Wipro Technologies selected Informatica Data Migration Suite to power its Data Migration Services. We are partners with FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle), and salesforce.com. We have also recently partnered with NEC. See “Risk Factors—We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, and cross-enterprise data integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability although we experienced a tougher than expected selling environment in Europe during the first half of 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. In 2008, we experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill, acquisitions, share-based payments, and allowance for doubtful accounts have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies and Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

As part of the process of preparing consolidated financial statements, we estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable, and to the extent we believe that realizability is not likely, we must establish a valuation allowance.

In assessing the need for any additional valuation allowance in the quarter ended June 30, 2009, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended June 30, 2009, it was considered more likely than not that our non-share-based related deferred tax assets would be realized. As such, the remaining valuation allowance is primarily related to our share-based compensation deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact our effective tax rate.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit. We tested goodwill for impairment in our annual impairment test on October 31, 2008, using the two-step process required by SFAS No. 142. First, we review the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. Second, if such comparison reflects potential impairment, we would then perform the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. An excess carrying value to fair value would indicate that goodwill may be impaired. Finally, if we determine that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

We determined in our annual impairment test on October 31, 2008 that the fair value of the Reporting Unit exceeded the carrying amount and, accordingly, goodwill had not been impaired. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.

Accounting for impairment of goodwill has been impacted by certain elements of SFAS No. 157, Fair Value Measurements, related to FASB Staff Position No. 157-2 for non-financial assets and liabilities, which became effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

Acquisitions

In accordance with SFAS No. 141(R), Business Combinations, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as to in-process research and development (IPR&D) based on their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) in 2006. Our volatility rates were 42% and 46% for the three and six months ended June 30, 2009, compared to 38% for both the three and six months ended June 30, 2008. The increase in volatility rates was due to an increase in the fluctuations of our stock price during 2009. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly.  We do not expect that changes in the volatility rates will impact our future share-based payments materially due to the limited amount of recent option grants.

We derived our expected life of the options that we granted in 2009 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We increased our expected life estimate from 3.3 years in 2008 to 3.6 years in 2009. The higher expected life of options was mainly due to lower exercises in 2008 by our executive officers and other key employees. We do not expect that changes in the expected life will impact our future share-based payments materially due to the limited amount of recent option grants.

In addition, we apply an expected forfeiture rate in determining the amount of share-based payments. Our estimate of the forfeiture rate is based on an average of actual forfeited options granted to new employees for the past four quarters. We lowered our forfeiture rate, for the quarter ended March 31, 2009, from 10% to 8%, which increased our share-based payments in the first quarter of 2009 by approximately $177,000. The forfeiture rate for the quarter ended June 30, 2009 remained unchanged from the first quarter of 2009.

We have granted Restricted Stock Units (“RSUs”) to our executive officers, certain employees, and directors during the first and second quarters of 2009. We have recorded the share-based payment for RSUs net of the 10% forfeiture estimate. We estimate our forfeiture rate for RSUs based on an average of actual forfeited option awards for the past four quarters.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of operations and of cash flows. Our allowance for doubtful accounts at June 30, 2009 and December 31, 2008 was $3.1 million and $2.6 million, respectively.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three and six months ended June 30, 2009 and 2008 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
License	42%	43%	41%	43%
Service	58	57	59	57
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	16	19	16	19
Amortization of acquired technology	1	1	1	1
Total cost of revenues	18	21	18	21
Gross profit	82	79	82	79
Operating expenses:
Research and development	16	16	16	17
Sales and marketing	40	40	39	41
General and administrative	9	8	10	8
Amortization of intangible assets	2	1	2	—
Facilities restructuring charges	1	1	1	1
Purchased in-process research and development	—	—	—	—
Total operating expenses	68	66	68	67
Income from operations	14	13	14	12
Interest income	1	3	1	4
Interest expense	(1)	(2)	(1)	(2)
Other income (expense), net	—	—	—	—
Income before provision for income taxes	14	14	14	14
Provision for income taxes	4	4	4	4
Net income	10%	10%	10%	10%

Revenues

Our total revenues increased to $117.3 million for the three months ended June 30, 2009 from $113.8 million for the three months ended June 30, 2008, representing an increase of $3.5 million (or 3%). Total revenues increased to $226.4 million for the six months ended June 30, 2009 from $217.5 million for the six months ended June 30, 2008, representing an increase of $8.9 million (or 4%).

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
License revenues	$48,730	$48,523	—%	$92,789	$92,732	—%
Service revenues:
Maintenance	51,837	45,475	14%	101,028	86,890	16%
Consulting and education	16,777	19,762	(15)%	32,585	37,848	(14)%
Total service revenues	68,614	65,237	5%	133,613	124,738	7%
	$117,344	$113,760	3%	$226,402	$217,470	4%

License Revenues

Our license revenues were essentially flat at $48.7 million (or 42% of total revenues) for the three months ended June 30, 2009, compared to $48.5 million (or 43% of total revenues) for the three months ended June 30, 2008., and similarly  remained flat at $92.8 million (or 41% of total revenues) for the six months ended June 30, 2009, compared to $92.7 million (or 43% of total revenues) for the six months ended June 30, 2008. Our license revenues for the first half of 2009 reflected the impact of the global economic recession with longer sales cycles, tight corporate budgets, and customers cautiousness in making capital expenditures.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the second quarter of 2009, including upgrades, for which we charge customers an additional fee, increased to $344,000 from $310,000 in the second quarter of 2008. The average transaction amount for orders greater than $100,000 in the six-month period ended June 30, 2009, including upgrades, for which we charge customers an additional fee, increased to $320,000 from $305,000 in the comparative six-month period in 2008, The number of transactions greater than $1.0 million increased to nine in the second quarter of 2009 from six in the second quarter of 2008. The number of transactions greater than $1.0 million increased to eleven in the six-month period ended June 30, 2009 from nine in the comparative six-month period in 2008.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $51.8 million (or 44% of total revenues) for the three months ended June 30, 2009, compared to $45.5 million (or 40% of total revenues) for the three months ended June 30, 2008. The $6.3 million (or 14%) increase in the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to the increasing size of our customer base. Maintenance revenues increased to $101.0 million (or 45% of total revenues) for the six months ended June 30, 2009, compared to $86.9 million (or 40% of total revenues) for the six months ended June 30, 2008. The $14.1 million (or 16%) increase in the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to an increase in the size of our customer base.

For the remainder of 2009, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2008 levels.

Consulting and Education Services Revenues

Consulting and education services revenues decreased to $16.8 million (or 14% of total revenues) for the three months ended June 30, 2009, compared to $19.8 million (or 17% of total revenues) for the three months ended June 30, 2008. The $3.0 million (or 15%) decrease in the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to lower demand for our consulting and education services in North America and Europe. Consulting and education revenues decreased to $32.6 million (or 14% of total revenues) for the six months ended June 30, 2009, compared to $37.8 million (or 17% of total revenues) for the six months ended June 30, 2008. The $5.2 million (or 14%) decrease in the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to our customers’ trend toward deferring spending and reducing training and consulting budgets.

For the remainder of 2009, we expect our revenues from consulting and education services to remain the same or possibly decline slightly compared to the same compared in 2008.

International Revenues

Our international revenues were $39.7 million (or 34% of total revenues) and $35.5 million (or 31% of total revenues) for the three months ended June 30, 2009 and 2008, respectively. The $4.2 million (or 12%) increase for the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to an increase in international license revenues in Europe, Japan, and Latin America and growth in service revenues as a result of a larger and growing installed customer base. International revenues were $77.0 million (or 34% of total revenues) for the six months ended June 30, 2009, compared to $69.9 million (or 32% of total revenues) for the six months ended June 30, 2008. The $7.1 million (or 10%) increase for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to an increase in international license and service revenues in Asia Pacific and Latin America and as a result of a larger and growing installed base.

For the remainder of 2009, we expect the amount of international revenues, as a percentage of total revenues, to be relatively consistent with 2008.

Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) orders received from certain distributors, resellers, and OEMs, not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters, remains relatively flat with some variation at the end of the second quarter, and increases at the end of the fourth quarter although the increase was less pronounced at the end of 2008. Aggregate backlog and deferred revenues were approximately $142.1 million at June 30, 2009, compared to $139.5 million at June 30, 2008, and $148.1 million at December 31, 2008. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of our future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Cost of license revenues	$628	$897	(30)%	$1,376	$1,590	(13)%
Cost of service revenues	18,374	21,380	(14)%	36,846	41,165	(10)%
Amortization of acquired technology	1,859	951	95%	3,416	1,571	117%
Total cost of revenues	$20,861	$23,228	(10)%	$41,638	$44,326	(6)%
Cost of license revenues, as a percentage of license revenues	1%	2%	(1)%	1%	2%	(1)%
Cost of service revenues, as a percentage of service revenues	27%	33%	(6)%	28%	33%	(5)%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased slightly to $0.6 million (or 1% of license revenues) for the three-month periods ended June 30, 2009 from $0.9 million (or 2% of license revenues) for the same period in 2008. Cost of license revenues decreased slightly to $1.4 million (or 1% of license revenues) for the six months ended June 30, 2009 from $1.6 million (or 2% of license revenues) for the six months ended June 30, 2008. The decrease of $0.3 million (or 30%) and $0.2 million (or 13%) in cost of license revenues for the three and six months ended June 30, 2009, compared to the same periods in 2008, was due to the smaller proportion of royalty based products being shipped in the first half of 2009.

For the remainder of 2009, we expect the cost of license revenues, as a percentage of license revenues, to be relatively consistent with the first two quarters of 2009.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, and education services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of service revenues decreased to $18.4 million (or 27% of services revenues) for the three months ended June 30, 2009 from $21.4 million (or 33% of service revenues) for the three months ended June 30, 2008. The $3.0 million (or 14%) decline was primarily due to a $1.7 million reduction in personnel related costs and a $0.7 million reduction in subcontractor fees. Cost of service revenues decreased to

$36.8 million (or 28% of service revenues) for the six months ended June 30, 2009 from $41.2 million (or 33% of service revenues) for the six months ended June 30, 2008. The decrease of $4.4 million (or 10%) for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to a $2.0 million reduction in personnel related costs and a $1.4 million reduction in subcontractor fees.

For the remainder of 2009, we expect our cost of service revenues, as a percentage of service revenues, to be relatively consistent with the first two quarters of 2009.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Amortization of acquired technology	$1,859	$951	95%	$3,416	$1,571	117%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $1.9 million for the three months ended June 30, 2009, compared to $1.0 million for the three months ended June 30, 2008. Amortization of acquired technology increased to $3.4 million for the six months ended June 30, 2009, compared to $1.6 million for the six months ended June 30, 2008. The increases of $0.9 million (or 95%) and $1.8 million (or 117%) for the three and six months ended June 30, 2009, respectively compared to the same periods in the prior year, are the result of amortization of certain technologies that we acquired in May 2008, October 2008, February 2009, and June 2009 in connection with the acquisitions of Identity Systems, PowerData, Applimation, and AddressDoctor, respectively.

For the remainder of 2009, we expect amortization of other acquired technology to be approximately $3.8 million before the effect of any future acquisitions subsequent to June 30, 2009.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Research and development	$18,928	$18,497	2%	$37,111	$36,221	2%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Our research and development expenses increased slightly to $18.9 million (or 16% of total revenues) and $37.1 million (or 16% of total revenues) for the three and six months ended June 30, 2009, respectively, up from $18.5 million (or 16% of total revenues) and $36.2 million (or 17% of total revenues) for the same periods in 2008. The increase of $0.4 million for the three months ended June 30, 2009 compared to the same period in 2008, was due to a $0.9 million increase in personnel-related costs, as a result of a headcount increase from 415 in June 2008 to 490 in June 2009 partially offset by a reduction of $0.5 million in overhead costs. The increase of $0.9 million for the six months ended June 30, 2009 compared to the same period in 2008, was due to a $2.1 million increase in personnel related costs partially offset by a $0.9 million reduction in overhead costs. All software and development costs have been expensed in the period incurred because the costs incurred subsequent to the establishment of technological feasibility have not been significant. The research and development expenses as percentage of total revenues declined by 1% for the six months ended June 30, 2009, compared to the same period in 2008, mainly due to implementation of certain cost containment programs as well as the benefits of scale as our revenues have increased proportionately more than our research and development expenses.

For the remainder of 2009, we expect research and development expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first two quarters of 2009.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Sales and marketing	$46,444	$45,966	1%	$87,882	$88,753	(1)%

Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses slightly increased to $46.4 million (or 40% of total revenues) for the three months ended June 30, 2009 from $46.0 million (or 40% of total revenues) for the three months ended June 30, 2008. The $0.4 million (or 1%) increase for the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to a $0.3 million increase in personnel related costs. Sales and marketing expenses decreased to $87.9 million (or 39% of total revenues) for the six months ended June 30, 2009 from $88.8 million (or 41% of total revenues) for the six months ended June 30, 2008. The decrease of $0.9 million (or 1%) for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to a $1.9 million decrease in personnel related costs driven by a significant reduction in travel and entertainment expense partially offset by a $0.5 million increase in outside services. The sales and marketing expenses as a percentage of total revenues declined by 2 percentage points for the six months ended June 30, 2009, compared to the same period in 2008, mainly due to implementation of certain cost containment programs as well as benefits of scale, as our revenues have increased proportionately more than our sales and marketing expenses.

For the remainder of 2009, we expect sales and marketing expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first two quarters of 2009.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
General and administrative	$10,995	$9,146	20%	$21,801	$17,515	24%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $11.0 million (or 9% of total revenues) for the three months ended June 30, 2009, compared to $9.1 million (or 8% of total revenues) for the three months ended June 30, 2008. The $1.9 million (or 20%) increase in general and administrative expenses was primarily due to a $1.7 million increase in outside services as a result of legal fees for patent litigation and acquisition related costs. General and administrative expenses increased to $21.8 million (or 10% of total revenues) for the six months ended June 30, 2009, compared to $17.5 million (or 8% of total revenues) for the six months ended June 30, 2008. The increase of $4.3 million (or 24%) for the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to an increase of $3.7 million in outside services as a result of legal fees for patent litigation and acquisition related costs.

For the remainder of 2009, we expect general and administrative expenses, as a percentage of total revenues to fluctuate depending on the level of litigation expenses and acquisitions costs.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Amortization of intangible assets	$2,434	$993	145%	$4,485	$1,355	231%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets increased to $2.4 million and $4.5 million for the three and six months ended June 30, 2009, respectively, from $1.0 million and $1.4 million for the three and six months ended June 30, 2008, respectively. The increase of $1.4 million (or 145%) and $3.1 million (or 231%) for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 are the result of amortization of intangibles that we acquired in May and October 2008, and February and June 2009 in connection with the Identity Systems, Inc., PowerData, Applimation, Inc., and AddressDoctor acquisitions, respectively.

For the remainder of 2009, we expect amortization of the remaining intangible assets to be approximately $5.2 million before the impact of any amortization for any possible intangible assets acquired as part of the pending or any future acquisitions subsequent to June 30, 2009.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Facilities restructuring charges	$595	$921	(35)%	$1,404	$1,868	(25)%

For the three and six months ended June 30, 2009, we recorded $0.6 million and $1.4 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. Comparatively, for the three and six months ended June 30, 2008, we recorded $0.9 million and $1.9 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of June 30, 2009, $59.5 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $2.7 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively, and $5.6 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2009 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million for both of the six-month periods ended June 30, 2009 and 2008. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2009 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Interest Income, Expense, and Other

The following table sets forth, for the periods indicated, our interest income, expense, and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Interest income	$1,566	$3,650	(57)%	$3,356	$8,507	(61)%
Interest expense	(1,581)	(1,799)	(12)%	(3,252)	(3,601)	(10)%
Other income (expense), net	8	(86)	(109)%	775	417	86%
	$(7)	$1,765	(100)%	$879	$5,323	(83)%

Interest income, expense, and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; as well as foreign exchange transaction gains and losses and, to a lesser degree, interest expense. The decrease of $1.8 million (or 100%) in the three months ended June 30, 2009, compared to the same period in 2008, was primarily due to a $2.1 million decrease in interest income due to lower investment yields. The decrease of $4.4 million (or 83%) in the six months ended June 30, 2009, compared to the same period in 2008, was primarily due to a $5.2 million decrease in interest income due to lower investment yields which was partially offset by a $0.3 million gain on early extinguishment of debt.

We expect lower interest income in the future if the current depressed yields in the credit market continue or decline in the future.

In 2003, we made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. We evaluated this investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2007, this privately held company was acquired, and as a result of this acquisition, we received $125,000 and $883,700 cash proceeds for its share in the equity of the company in 2008 and 2007, respectively. We have recorded these amounts as other income for the years ended December 31, 2008 and 2007.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Provision for income taxes	$5,091	$4,881	4%	$9,912	$9,638	3%
Effective tax rate	30%	30%	—%	30%	30%	—%

Our effective tax rates were 30% for both of the three-month and six-month periods ended June 30, 2009 and 2008. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits offset by compensation expense related to non-deductible share-based payments, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended June 30, 2009, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended June 30, 2009, consistent with prior quarters it was considered more likely than not that our non share-based-payment related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to our share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact our effective tax rate.

The unrecognized tax benefits related to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, if recognized, would impact the income tax provision by $10.0 million and $6.8 million as of June 30, 2009 and 2008, respectively. The unrecognized tax benefits were $11.3 million and $20.2 million as of June 30, 2009 and December 31, 2008, respectively. The change was primarily due to the agreement with the Internal Revenue Service on certain audit issues, the expiration of certain statute of limitations and the accrual for uncertain tax positions. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties in the three months ended June 30, 2009 and 2008 were approximately $0.3 million and $0.5 million, respectively.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We were under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of our tax years remained open for tax examination. During the three months ended June 30, 2009, we reached an agreement with the Internal Revenue Service to settle certain matters, including cost sharing and buy-in amounts for tax years ended December 31, 2001 through 2006. The tax provision impact as a result of the settlement was $7.0 million of which $6.1 million was accrued for previously.

We have been informed by certain state and foreign taxing authorities that we were selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of June 30, 2009.

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

Our statutory tax rate of 35% is generally affected by lower tax rates in applicable foreign jurisdictions, accrual of reserves related to uncertain tax positions, domestic tax credits and discrete items such as the results of tax audits. We expect to maintain an effective tax rate before discrete items in the near term similar to the rate in the second quarter of 2009; however, this rate is highly dependent on our geographic mix of earnings. In addition, our overall effective tax rate may be impacted by discrete items such as the results of tax audits.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of June 30, 2009, we had $421.3 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Cash provided by operating activities for the six months ended June 30, 2009 was $32.0 million, representing a decline of $9.8 million from the six months ended June 30, 2008 for $41.8 million. This decline was primarily due to an increase in accounts receivable for $16.3 million offset by an increase of $6.1 million in deferred revenues and additional increases in accounts payable and liabilities.

We were able to recognize $1.4 million and $4.4 million in excess tax benefits from share-based payments during the six months ended June 30, 2009 and 2008, respectively. These amounts were recorded as a use of operating activities and the offsetting amounts were recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $7.3 million and $21.5 million during the six months ended June 30, 2009 and 2008, respectively.

Our “Days Sales Outstanding” in accounts receivable increased from 50 days at June 30, 2008 to 61 days at June 30, 2009 due to higher amount of billings occurred during the last month of the second quarter of 2009 compared to 2008, higher international sales, and customers’ slower payment patterns as a result of general macro economic conditions. Cash provided by operating activities for the six months ended June 30, 2008 was $41.8 million, representing an increase of $7.8 million from the six months ended June 30, 2007. This increase primarily resulted from $3.2 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

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

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we will account for on a cost basis. On May 15, 2008, we acquired all of the issued and outstanding shares of Identity Systems, Inc., a Delaware corporation and a wholly-owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million and acquired cash of $5.8 million. On February 13, 2009, we acquired all the capital stock of Applimation, Inc., a privately held company incorporated in Delaware, in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date). Six million dollars of the merger consideration will be placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010. On June 2, 2009, we acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by us in the event of certain breaches of the merger agreement by AddressDoctor. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out twelve months subsequent to the date of acquisition. As part of the acquisition purchase price, we wrote off $250,000 in prepaid royalties to AddressDoctor. Due to the nature of mergers and acquisitions, it is difficult to predict the amount and timing of cash requirements to complete such transactions. We may be required to raise additional financing to complete future acquisitions.

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

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash used in financing activities for the six months ended June 30, 2009 was $13.1 million due to the repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million, and $9.0 million, respectively. These amounts were partially offset by the proceeds we received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $13.8 million, as well as, $1.4 million of excess tax benefits from share-based payments. Net cash provided by financing activities for the six months ended June 30, 2008 was $7.3 million due to the issuance of common stock to option holders and to participants of our ESPP program for $18.8 million, and $4.4 million of excess tax benefits from share-based payments which were partially offset by a $15.8 million repurchase and retirement of common stock. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

In March 2006, we issued and sold Convertible Senior Notes (“Notes”) with an aggregate principal amount of $230 million due in 2026. We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,000 shares of our common stock concurrently with the offering of the Notes. We intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock or Convertible Senior Notes.

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. As of April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized an additional repurchase of $50 million of our common stock under the existing stock repurchase program. As of March 31, 2008, we repurchased 2,219,000 shares of our common stock for $33.9 million. We repurchased the remaining 985,000 shares of our common stock for $16.1 million during the six-month period ended September 30, 2008.

Further, in April 2008, our Board of Directors authorized an additional repurchase of $75 million of our common stock under the stock repurchase program. In October 2008, our Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of our outstanding Notes due in 2026 in privately negotiated transactions with holders of the Notes. As of December 31, 2008, we repurchased 3,797,000 shares of our stock at a cost of $57.0 million, and we retired $9.0 million of our Convertible Senior Notes at a cost of $7.8 million. During the quarter ended March 31, 2009, we repurchased 457,000 shares of our stock at a cost of $5.9 million, and we retired $20.0 million of our Convertible Senior Notes at a cost of $19.4 million, including $0.2 million accrued interest. During the second quarter ended June 30, 2009, the Company repurchased an additional 203,000 shares of its common stock at a cost of $3.1 million. We have approximately $4.1 million remaining available to repurchase shares of our common stock or Convertible Senior Notes under this program as of June 30, 2009. No repurchase of the Notes was made in the second quarter of 2009.

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for more information regarding the stock and Convertible Senior Notes repurchase programs. We may continue to repurchase shares and Convertible Senior Notes from time to time, as determined by management under programs approved by the Board of Directors.

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

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of June 30, 2009, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2009	2010 and 2011	2012 and 2013	2014 and Beyond
Operating lease obligations:
Operating lease payments	$99,633	$12,937	$46,941	$38,869	$886
Future sublease income	(9,712)	(1,180)	(4,801)	(3,731)	—
Net operating lease obligations	89,921	11,757	42,140	35,138	886
Debt obligations:
Principal payments (1)	201,000	—	—	—	201,000
Interest payments	102,510	3,015	12,060	12,060	75,375
Other obligations (2)	5,211	693	2,663	1,855	—
	$398,642	$15,465	$56,863	$49,053	$277,261

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

Our contractual obligations at June 30, 2009 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $2.0 million for the remainder of 2009 and $2.6 million, $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

The above commitment table does not include approximately $12.7 million of long-term income tax liabilities recorded in accordance with FIN No. 48. We adopted FIN No. 48 effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $68.9 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Of these future minimum lease payments, we have $59.5 million recorded in accrued facilities restructuring charges at June 30, 2009. This accrual, in addition to minimum lease payment of $68.9 million, includes estimated operating expenses of $20.6 million, is net of estimated sublease income of $23.4 million, and is net of the present value impact of $6.6 million recorded in accordance with Statement of Financial Accounting Standards Board No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

Cash Flow Hedge Activities

Since the fourth quarter of 2008, we have attempted to minimize the impact of certain foreign currency fluctuations through initiation of certain cash flow hedge programs. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the Indian rupee and Israeli shekel. Any gains or losses from settling these contracts are offset by the gains or losses derived from the underlying balance sheet exposure upon payment.

The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2008 for Indian rupees and Israeli shekels, which were still outstanding as of June 30, 2009 (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	167,000	$3,220	51.85
Israeli shekel	6,631	1,727	3.84
		$4,947

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

For the six months ended June 30, 2009, the average annual rate of return on our investments was 1.6%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2009, we had net unrealized gains of $1.1 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2009, the fair market value of the portfolio would decrease by approximately $2.1 million. Additionally, we have the intention to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12. Commitments and Contingencies – Litigation of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

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

We have made incremental investments in Asia-Pacific and Latin America and have maintained a high level of investments in EMEA. There are significant risks with overseas investments and our growth prospects in these regions are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace with Oracle’s recent proposed acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, DataMirror, and Cognos), Microsoft, Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions, and Siebel), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenues and operating expenses has been immaterial although in the fourth quarter of 2008 and the first half of 2009, the decline in the U.S. dollar and the increased volatility in currency markets caused a greater than historical impact. Beginning in the fourth quarter of 2008, we have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

New product introductions and product enhancements may impact market acceptance of our products and affect our results of operations.

We believe that the introduction and market acceptance of new products and the enhancement of existing products are important to our continued success. New product introductions and product enhancements have inherent risks including, but not limited to, delayed product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In June 2008, we delivered the generally available version of PowerCenter 8.6, PowerExchange 8.6, Informatica Data Quality 8.6, and the Informatica On Demand Data Loader, a version upgrade to our entire data integration platform. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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

Our quarterly operating results, particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to experience declines in the past and could cause our stock price to significantly fluctuate or experience declines in the future. One of the reasons why our operating results have fluctuated is that our license revenues, which are primarily sold on a perpetual license basis, are not predictable with any significant degree of certainty and are vulnerable to short-term shifts in customer demand. Also, we could experience customer order deferrals in anticipation of future new product introductions or product enhancements, as well as a result of particular budgeting and purchase cycles of our customers. The continued global economic uncertainty is also likely to cause customer order deferrals and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues.

Moreover, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter, although the increase was less pronounced at the end of 2008.

Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes, in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in orders until the end of each quarter. Moreover, the likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.

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

Although our strategic partnership with IBM’s Business Consulting Services group has been successful in the past, IBM’s acquisition of Ascential Software, DataMirror, and Cognos has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s acquisition of Business Objects may also make such strengthening with other strategic partners more critical. In addition, with respect to our recent acquisition of AddressDoctor, we may need to maintain AddressDoctor’s pre-existing supplier relationships and current partnership relationships, some of which compete with other aspects of our business. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in the third quarter of 2006, increased in the fourth quarter of 2006 and throughout 2007, declined in 2008, and has remained depressed in certain geographies in 2009. The global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of voluntary turnover decrease in 2008 and the first half of 2009, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

From time to time, we are under examination by the Internal Revenue Service and state and foreign taxing authorities for various years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.

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

During the past few years, our organizational structure has increased in complexity. For example, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Senior Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN No. 48, further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

The recognition of share-based payments for employee stock option, RSUs, and employee stock purchase plans has adversely impacted our results of operations.

The adoption of SFAS No. 123(R), Share-Based Payment, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and reduced our operating income, net income, number of basic and diluted shares outstanding, and earnings per share. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time.

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

Based on limited credit history, we recognize revenue from direct end users, resellers, distributors, and OEMs that have not been deemed creditworthy when we receive payment for our products and when all other criteria for revenue recognition have been met, rather than at the time of sale. We have seen certain customers lengthen their payment cycles as a result of the continued difficult macroeconomic environment. As our business grows, if these customers and partners do not make timely payment for our products, our revenues could decrease. If our revenues decrease, the price of our common stock may fall.

The conversion provisions of our Convertible Senior Notes and the level of debt represented by such notes will dilute the ownership interests of stockholders, could adversely affect our liquidity, and could impede our ability to raise additional capital which may also be affected by the tightening of the capital markets.

In March 2006, we issued $230 million aggregate principal amount of Convertible Senior Notes due 2026. As of June 30, 2009, $201 million of the Notes were outstanding. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel, and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity Systems, in December 2006, we acquired Itemfield, in May 2008, we acquired Identity Systems, in October 2008, we acquired PowerData, in February 2009, we acquired Applimation, and in June 2009, we acquired AddressDoctor. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate an acquired company’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

Recently, in June 2009, we acquired AddressDoctor, a leading provider of global address validation technology. In addition, in February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (ILM) technology. The successful integration of Applimation’s and AddressDoctor’s technologies, employees, and business operations will place an additional burden on our management and infrastructure. These acquisitions, and others we may make in the future, will subject us to a number of risks, including:

●	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships, including strategic partnerships;

●     any inability to generate revenue from the combined products that offsets the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company’s installed customer base or the acquired company’s products to our installed customer base; and

●	the assumption of any contracts or agreements from the acquired company that contain terms or conditions that are unfavorable to us.

There can be no assurance that we will be successful in overcoming these risks or any other problems encountered in connection with our recent acquisitions. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan and will continue to expand the scope over time. Some of our facilities in Asia experienced disruption as a result of the December 2006 earthquake off the coast of Taiwan, which caused a major fiber outage throughout the surrounding regions. The outage affected network connectivity, which has been restored to acceptable levels. Such disruption can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake or any other natural disaster reoccurs, it could again disrupt the operations of our affected facilities. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

Pursuant to our stock repurchase program, repurchases can be made from time to time in the open market and will be funded from available working capital. There is no expiration date for the repurchase program. The purpose of our stock repurchase program is to enhance stockholder value, including offsetting dilution from our stock-based incentive plans. The number of shares acquired and the timing of the repurchases are based on several factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock.

In October 2008, our Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of its outstanding Convertible Senior Notes (the “Notes”) due in 2026 in privately negotiated transactions with the holders of the Notes. As of June 30, 2009, Informatica repurchased $29.0 million of its Convertible Senior Notes at a cost of $27.2 million. See Note 4. Convertible Senior Notes and Note 7. Stock Repurchases and Retirement of Convertible Notes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

The following table provides information about the repurchase of our common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
April 1 – April 30	—	—	—	—
May 1 – May 31	203,000	$15.33	203,000	$4,141
June 1 – June 30	—	—	—	—
Total	203,000	$15.33	203,000	$4,141
____________

(1)	All shares repurchased in open-market transactions under the repurchase programs.

(2)	The reduction in dollar value reflected in this amount consists of the cost of the repurchased shares in the amount of $3.1 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the stockholders in our Annual Meeting of Stockholders held on April 28, 2009. Each of the matters was approved by the requisite vote.

(a)	The following individuals were re-elected to the Board of Director for three-year terms as Class III directors:

	Votes For	Votes Withheld
David W. Pidwell	76,752,907	6,605,496
Sohaib Abbasi	81,893,028	1,465,375
Geoffrey W. Squire	82,833,633	524,740

Our Board of Directors is currently comprised of nine members who are divided into three classes with overlapping three-year terms. The term of our Class I directors, Mark Garrett, Gerald Held, and Charles J. Rebel, will expire at the Annual Meeting of Stockholders in 2010. The term of our Class II directors, A. Brooke Seawell, Mark A. Bertelsen, and Godfrey R. Sullivan will expire at the Annual Meeting of Stockholders in 2011.

(b)	The new Informatica’s 2009 Equity Incentive Plan, reserving 9,000,000 shares of common stock for issuance thereunder, was approved:

Affirmative Votes	61,711,012
Negative Votes	15,373,180
Votes Abstain	92,118
Broker Non-Votes	6,182,093

(c)	Ernst & Young LLP was ratified as our independent registered public accounting firm for the year ending December 31, 2009.

Affirmative Votes	81,815,268
Negative Votes	1,480,925
Votes Abstain	62,210
Broker Non-Votes	—

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Company’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-159295, filed on May 15, 2009).

10.2	Company’s 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award.

10.3	Company’s 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2009	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2009

Exhibit No.	Description

10.1	Company’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-159295, filed on May 15, 2009).
10.2	Company’s 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award.
10.3	Company’s 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.