Form 10-Q
period 2009-09-30
INFORMATICA CORP
filed 2009-11-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, there were approximately 89,450,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,457	$179,874
Short-term investments	284,932	281,055
Accounts receivable, net of allowances of $3,522 and $2,558, respectively	83,625	87,492
Deferred tax assets	24,273	22,336
Prepaid expenses and other current assets	13,560	12,498
Total current assets	544,847	583,255

Property and equipment, net	8,042	9,063
Goodwill	287,569	219,063
Other intangible assets, net	68,808	35,529
Long-term deferred tax assets	2,481	7,294
Other assets	8,324	8,908
Total assets	$920,071	$863,112
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,172	$7,376
Accrued liabilities	33,261	34,541
Accrued compensation and related expenses	29,058	29,365
Income taxes payable and deferred tax liability	12,956	—
Accrued facilities restructuring charges	20,567	19,529
Deferred revenues	126,040	120,892
Total current liabilities	227,054	211,703

Convertible senior notes	201,000	221,000
Accrued facilities restructuring charges, less current portion	35,973	44,939
Long-term deferred revenues	6,033	8,847
Long-term income taxes payable	12,180	20,668
Total liabilities	482,240	507,157

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	89	87
Additional paid-in capital	412,073	374,091
Accumulated other comprehensive income (loss)	911	(3,741)
Retained earnings (accumulated deficit)	24,758	(14,482)
Total stockholders’ equity	437,831	355,955
Total liabilities and stockholders’ equity	$920,071	$863,112

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License	$49,981	$45,846	$142,770	$138,578
Service	73,413	67,971	207,026	192,709
Total revenues	123,394	113,817	349,796	331,287

Cost of revenues:
License	648	722	2,024	2,312
Service	18,759	20,404	55,605	61,569
Amortization of acquired technology	2,081	1,283	5,497	2,854
Total cost of revenues	21,488	22,409	63,126	66,735

Gross profit	101,906	91,408	286,670	264,552

Operating expenses:
Research and development	19,978	18,263	57,089	54,484
Sales and marketing	47,484	43,667	135,366	132,420
General and administrative	8,845	9,412	30,646	26,927
Amortization of intangible assets	2,754	1,502	7,239	2,857
Facilities restructuring charges	557	896	1,961	2,764
Purchased in-process research and development	—	—	—	390
Total operating expenses	79,618	73,740	232,301	219,842

Income from operations	22,288	17,668	54,369	44,710

Interest income	1,295	3,191	4,651	11,698
Interest expense	(1,611)	(1,830)	(4,863)	(5,431)
Other income, net	189	139	964	556
Income before provision for income taxes	22,161	19,168	55,121	51,533
Provision for income taxes	5,969	5,787	15,881	15,425
Net income	$16,192	$13,381	$39,240	$36,108
Basic net income per common share	$0.18	$0.15	$0.45	$0.41
Diluted net income per common share	$0.17	$0.14	$0.41	$0.38
Shares used in computing basic net income per common share	88,283	88,570	87,837	88,422
Shares used in computing diluted net income per common share	103,516	103,740	102,507	103,735

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$39,240	$36,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,063	4,199
Allowance for doubtful accounts	221	742
Gain on early extinguishment of debt	(337)	—
Share-based payments	13,132	11,984
Deferred income taxes	(3,421)	(5,637)
Tax benefits from share-based payments	2,631	7,067
Excess tax benefits from share-based payments	(2,812)	(5,237)
Amortization of intangible assets and acquired technology	12,736	5,711
Non-cash facilities restructuring charges	1,961	2,764
Other non-cash items	(44)	636
Changes in operating assets and liabilities:
Accounts receivable	7,425	16,143
Prepaid expenses and other assets	(300)	(10,022)
Accounts payable and other current liabilities	(20,085)	(7,363)
Income taxes payable	5,709	2,788
Accrued facilities restructuring charges	(9,766)	(9,222)
Deferred revenues	(2,825)	1,460
Net cash provided by operating activities	47,528	52,121
Investing activities:
Purchases of property and equipment	(2,037)	(3,162)
Purchases of marketable securities and other investments	(306,577)	(201,302)
Purchase of patent	(2,420)	—
Maturities of investments	284,495	254,935
Sales of investments	18,097	54,351
Business acquisitions, net of cash acquired	(86,024)	(79,844)
Transfer from restricted cash	—	12,016
Net cash provided by (used in) investing activities	(94,466)	36,994
Financing activities:
Net proceeds from issuance of common stock	28,832	26,089
Repurchases and retirement of common stock	(9,021)	(37,260)
Repurchases of convertible senior notes	(19,200)	—
Excess tax benefits from share-based payments	2,812	5,237
Net cash provided by (used in) financing activities	3,423	(5,934)
Effect of foreign exchange rate changes on cash and cash equivalents	2,098	(5,222)
Net increase (decrease) in cash and cash equivalents	(41,417)	77,959
Cash and cash equivalents at beginning of period	179,874	203,661
Cash and cash equivalents at end of period	$138,457	$281,620

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2009 and 2008 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2009, or any future period.

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

 Informatica, in accordance with Financial Accounting Standards Board (“FASB”) Subsequent Events (Accounting Standards Codification (“ASC”) 855-10-50-1), has evaluated its subsequent events through the date and time that the financial statements were issued on November 5, 2009.

Revenue Recognition

The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with FASB Software Revenue Recognition (ASC 985-605-25), FASB Revenue Recognition for Construction-Type and Production-Type Contracts (ASC 605-35), and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, and other authoritative accounting literature.

Under ASC 985-605-25, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.

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

Investments

Investments are comprised of marketable securities, which consist primarily of commercial paper, Federal agency and U.S. government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and managed by four major financial institutions. The Company’s marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Informatica has classified its debt securities as available-for-sale since they would be available-for-sale due to any changes in market conditions or needs for liquidity. Further, the Company has classified all available-for-sale marketable securities, including those with original maturity dates greater than one year, as short-term investments.

Informatica applies the provisions of Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35) to its debt securities classified as available-for-sale and evaluates them for other-than-temporary impairment based on the following three criteria: (i) Informatica has decided to sell the debt security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) the Company does not expect to recover the security’s entire amortized cost basis from the present value of cash flows expected to be collected from the debt security (“credit loss”). In determining the amount of credit loss, the Company compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall resulted from this comparison (credit loss) is reflected as other income or expense in the condensed consolidated statement of income. Further, Informatica also considers other factors such as

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

industry analysts’ reports and credit ratings, in addition to the above three criteria to determine the other-than-temporary impairment status of its investments.

If Informatica intends to sell an impaired debt security and is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is considered other-than-temporary and should be recognized in current earnings in an amount equal to the entire difference between fair value and amortized cost.

If a credit loss exists, but Informatica does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into (i) the estimated amount relating to credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.

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

Fair Value Measurement of Financial Assets and Liabilities

FASB Fair Value Measurements and Disclosures (ASC 820-10-35) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Further, FASB Fair Value Measurements and Disclosures (ASC 820-10-35) allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value measurement classification of Informatica as of September 30, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$26,613	$26,613	$—	$—
Marketable securities (2)	290,460	—	290,460	—
Total money market funds and marketable securities	317,073	26,613	290,460	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	126	—	126	—
Total	$320,199	$26,613	$290,586	$3,000
Liabilities:
Convertible senior notes	$251,853	$251,853	$—	$—
Total	$251,853	$251,853	$—	$—

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$25,542	$25,542	$—	$—
Marketable securities (2)	322,796	—	322,796	—
Total money market funds and marketable securities	348,338	25,542	322,796	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	155	—	155	—
Total	$351,493	$25,542	$322,951	$3,000
Liabilities:
Convertible senior notes	$204,259	$204,259	$—	$—
Total	$204,259	$204,259	$—	$—
____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(3)	Included in other non-current assets on the condensed consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities and Convertible Senior Notes

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. The Company has used mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) used to discount and fair value assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of less than 12 months. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

The counterparty associated with Informatica’s foreign currency forward contracts is a large credit worthy financial institution- and the derivatives transacted with this entity are relatively short in duration; therefore, the Company does not consider counterparty concentration and non-performance material risks at this time. Both the Company and the counterparty are expected to perform under the contractual terms of the instruments.

See Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Investment in Equity Securities

The Company also held a $3 million investment in the preferred stock of a privately-held company at September 30, 2009, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company uses the cash flow of the entity against its own cash flow assumptions at the time that investment was made for the determination of the fair value of this investment.

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

For the three and nine months ended September 30, 2009 and 2008, the realized gains recognized were not material. The realized gains are included in other income of the condensed consolidated statements of income for the respective periods. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s investments as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$106,316	$—	$—	$106,316
Cash equivalents:
Money market funds	26,613	—	—	26,613
Municipal notes and bonds	5,535	—	(7)	5,528
Total cash equivalents	32,148	—	(7)	32,141
Total cash and cash equivalents	138,464	—	(7)	138,457
Short-term investments:
Commercial paper	12,960	—	—	12,960
Certificates of deposits	5,280	—	—	5,280
Corporate notes and bonds	69,386	552	(11)	69,927
Federal agency notes and bonds	121,105	561	(3)	121,663
U.S. government notes and bonds	25,547	73	—	25,620
Municipal notes and bonds	49,324	167	(9)	49,482
Total short-term investments *	283,602	1,353	(23)	284,932
Total cash, cash equivalents, and short-term investments **	$422,066	$1,353	$(30)	$423,389
___________

*	There are a total of 16 investments for a total amortized cost basis of $33 million which are in the gross unrealized loss position at September 30, 2009.

**	Total estimated fair value above included $317 million comprised of cash equivalents and short-term investments at September 30, 2009.

In determining whether a credit loss exists, FASB Investments – Debt and Equity Securities (ASC 320-10-65) requires that an entity compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall in that comparison represents a credit loss. Informatica has determined that no credit loss has occurred with respect to its investments in debt securities for the three months ended September 30, 2009 since it neither intended to sell nor it was more likely than not that it would have been required to sell such securities.

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

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$7,985	$(11)	$—	$—	$7,985	$(11)
Federal agency notes and bonds	10,997	(3)	—	—	10,997	(3)
Municipal notes and bonds	13,189	(16)	—	—	13,189	(16)
Total	$32,171	$(30)	$—	$—	$32,171	$(30)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at September 30, 2009 (in thousands):

	Cost	Fair Value
Due within one year	$247,715	$248,506
Due in one year to two years	68,035	68,567
Total	$315,750	$317,073

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$55,366	$(19,627)	$35,739	$32,583	$(14,216)	$18,367
Customer relationships	31,450	(11,934)	19,516	20,257	(5,870)	14,387
Vendor relationships	7,827	(576)	7,251	—	—	—
Other:
Trade names	2,492	(695)	1,797	700	(408)	292
Covenants not to compete	2,000	(1,117)	883	2,000	(817)	1,183
Patents	3,720	(98)	3,622	1,300	—	1,300
	$102,855	$(34,047)	$68,808	$56,840	$(21,311)	$35,529

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense of intangible assets was approximately $4.8 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively, and $12.7 million and $5.7 million for the nine months ended September 30, 2009 and 2008, respectively. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, vendor relationships, trade names, covenants not to compete, and patents are five years, five years, five years, five years, five years, and ten years, respectively.

As of September 30, 2009, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2009	$2,451	$2,807	$5,258
2010	8,630	9,591	18,221
2011	8,423	7,691	16,114
2012	7,747	5,547	13,294
2013	6,858	3,835	10,693
Thereafter	1,815	3,413	5,228
Total expected amortization expense	$35,924	$32,884	$68,808

The increase of $22.8 million in the gross carrying amount of developed and core technology was due to the intangibles of $10.7 million, $1.0 million, and $11.0 million acquired from Applimation, AddressDoctor, and Agent Logic, respectively. The increase of $11.2 million in the gross carrying amount of customer relationships was primarily due to the intangibles of $8.3 million, $1.3 million, and $1.4 million acquired from Applimation, AddressDoctor, and Agent Logic, respectively. The increase of $7.8 million of vendor relationships was primarily attributable to the acquisition of AddressDoctor. See Note 15. Acquisitions, of Notes to Condensed Consolidated Financial Statements for a further discussion. In addition, $3.3 million of developed and core technology, $5.0 million of customer relationships, $7.2 million of vendor relationships, and $0.2 million of trade names at September 30, 2009, related to the Identity Systems, Inc., PowerData, and AddressDoctor acquisitions, were recorded in European local currencies, and, therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

The customer relationships are intangible assets that Informatica has acquired through several past acquisitions and consist of renewable 12-month revenue maintenance programs. Informatica’s accounting policy is to expense the costs incurred to renew or extend the terms of these revenue maintenance programs.

The change in the carrying amount of goodwill for the nine months ended September 30, 2009 is as follows (in thousands):

September 30, 2009
Beginning balance as of December 31, 2008	$219,063
Goodwill recorded in acquiring Applimation	19,740
Goodwill recorded in acquiring AddressDoctor	23,019
Goodwill recorded in acquiring Agent Logic	24,403
Subsequent goodwill adjustments:
Earn-out for PowerData	796
Tax adjustments for Applimation	(1,402)
Local currency translation adjustments	1,955
Other adjustments	(5)
Ending balance as of September 30, 2009	$287,569

The Company is obligated to pay certain variable and deferred earn-out payments based on the percentage of license revenues recognized subsequent to the acquisition of PowerData. The Company recorded $796,000 earn-out as additional goodwill during the three months ended June 30, 2009. The Company considers these earn-outs as additional contingent consideration and will record them in goodwill as they occur.

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

Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including FASB Derivatives and Hedging  (ASC 815) and FASB Debt With Conversion and Other Options (ASC 470-20) and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were $68,000 and $78,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $671,000 and $234,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. Interest expenses on the Notes were $1.5 million and $1.7 million for the three-month periods ended September 30, 2009 and 2008, respectively. Interest expenses on the Notes were $4.6 and $5.2 million for the nine-month periods ended September 30, 2009 and 2008, respectively. Interest payments of $6.3 million and $6.9 million were made in the nine-month periods ended September 30, 2009 and 2008, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. During the three-month period ended December 31, 2008, Informatica repurchased $9.0 million of its outstanding Notes at a discounted cost of $7.8 million. As a result, $1.0 million, net of $0.2 million of prorated deferred expenses, is reflected in other income for the three months ended December 31, 2008. During the three-month period ended March 31, 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes, net of $0.3 million gain due to early retirement of the Notes and $0.5 million due to recapture of prorated deferred expenses, at a discounted cost of $19.2 million. There was no repurchase of the Notes during the second and third quarters of 2009.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the ending balance of the Convertible Senior Notes as of September 30, 2009 and December 31, 2008 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased during the first three quarters of 2009	(20,000)
Balance at September 30, 2009	$201,000

The Company has classified its convertible debt as Level I, according to FASB Fair Value Measurements and Disclosures (ASC 820-10-35) since it has quoted prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of September 30, 2009, based on the closing price as of September 30, 2009 (the last trading day of the respective period) at the Over-the-Counter market, was $251.9 million.

Note 5. Other Comprehensive Income

Other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. Other comprehensive income activity consisted of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income, as reported	$16,192	$13,381	$39,240	$36,108
Other comprehensive income:
Unrealized gain (loss) on investments (1)	111	(293)	(72)	(335)
Cumulative translation adjustments (2)	1,934	(7,266)	4,765	(5,978)
Derivative gain (loss) (3)	17	—	(41)	—
Comprehensive income	$18,254	$5,822	$43,892	$29,795
_________

(1)
The tax effects on unrealized gain (loss) on investments were $(71,000) and $187,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $46,000 and $214,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

(2)
The tax effects on cumulative translation adjustments were $(73,000) and $182,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $(106,000) and $29,000 for the nine-month periods ended September 30, 2009 and 2008, respectively.

(3)	The tax effects on cash flow hedging gain (loss) for the three-month and nine-month periods ended September 30, 2009 were $11,000 and $(26,000), respectively.

Ending balance of accumulated other comprehensive income (loss) as of September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Net unrealized gain on available-for-sale investments	$807	$879
Cumulative translation adjustments	94	(4,671)
Derivatives gain	10	51
Accumulated other comprehensive income (loss)	$911	$(3,741)

Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of September 30, 2009 and December 31, 2008.

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the nine months ended September 30, 2009 (in thousands):

September 30, 2009
Net unrealized investment gain balance, net of tax effects at December 31, 2008	$879
Investment unrealized loss, net of tax effects	(72)
Net unrealized investment gain balance, net of tax effects at September 30, 2009	$807

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the nine months ended September 30, 2009 (in thousands):

September 30, 2009
Net unrealized derivatives gain balance, net of tax effects at December 31, 2008	$50
Reclassified to the statements of income, net of tax effects	108
Derivatives loss for hedging transactions, net of tax effects	(148)
Net unrealized derivatives gain balance, net of tax effects at September 30, 2009	$10

See Note 1. Summary of Significant Accounting Policies, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 6. Derivative Financial Instruments

The functional currency of Informatica’s foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which is in euros. The Company translates all assets and liabilities of its foreign subsidiaries into U.S. dollars at current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period, and the gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income or expense, net in the condensed consolidated statements of income.

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

Informatica has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 financial plan. As of September 30, 2009, these foreign exchange contracts, carried at fair value, have a maturity of less than two months. The Company enters into approximately two forward exchange contracts ranging between $352,000 and $641,000 per month. The Company closes out approximately two foreign exchange contracts per month when the foreign currency denominated expenses are paid and any gain or loss is offset against income.

Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2009, a derivative gain of $10,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the remaining duration of its foreign exchange forward contracts that expire on November 16, 2009.

Informatica evaluates the effectiveness of its hedge programs using statistical analysis at the inception of the hedge prospectively as well as retrospectively. Informatica excludes the time value of derivative instruments for hedge accounting purposes.

The effect of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and nine months ended September 30, 2009 is as follows (in thousands):

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	(Gain) Loss Recognized (1)	(Gain) Loss Reclassified (2)	Gain Recognized (3)	Loss Recognized (1)	Loss Reclassified (2)	Gain Recognized (3)
Indian rupee	$4	$(5)	$32	$109	$61	$210
Israeli shekel	(35)	2	3	133	115	17
Total	$(31)	$(3)	$35	$242	$176	$227

(1)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of condensed consolidated statements of income (effective portion).

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

The following tables reflect the amounts of derivative assets for designated and not designated hedging instruments at September 30, 2009 and the gain recognized in other income, net for non designated foreign currency forward contracts for the three and nine months ended September 30, 2009 (in thousands):

Derivatives Designated as Hedging Instruments under SFAS No. 133:	Derivative Assets at September 30, 2009 (1)
Indian rupee	$56
Israeli shekel	8
Total	$64

Derivatives Not Designated as Hedging Instruments:	Derivative Assets at September 30, 2009 (1)
Indian rupee	$54
Israeli shekel	8
Total	$62

(1)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

There was no derivative liabilities for designated and not designated hedging instruments at September 30, 2009.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gain Recognized in Other income, Net for Derivatives Not Designated as Hedging Instruments:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Indian rupee	$19	$73
Israeli shekel	14	116
Total	$33	$189

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

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. Under this program, the Company repurchased 1,869,000 of its common stocks for $27.6 million in 2007. In April 2008, Informatica’s Board of Directors authorized an additional $75 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. During the year ended December 31, 2008, the Company repurchased 3,797,000 shares of its common stock at a cost of $57.0 million and $9.0 million of its outstanding Notes at a cost of $7.8 million.

During the first quarter ended March 31, 2009, the Company repurchased 457,000 shares of its common stock at a cost of $5.9 million and an additional $20.0 million of its outstanding Notes at a cost of $19.4 million, including $0.2 million accrued interest. During the second quarter ended June 30, 2009, the Company repurchased an additional 203,000 shares of its common stock at a cost of $3.1 million. During the third quarter ended September 30, 2009, there was no repurchase of shares. There was no repurchase of the Notes during the second and third quarters of 2009.

The Company has approximately $4.1 million available to repurchase additional shares and Notes under this program as of September 30, 2009. This repurchase program does not have an expiration date.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

Note 8. Share-Based Payments

The Company’s stockholders approved the 2009 Equity Incentive Plan (the “2009 Incentive Plan”) in April 2009 under which 9,000,000 shares have been reserved for issuance. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date.

Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest ratably over a period of four years, with options for new employees generally including a 1-year cliff period. The options granted to the directors of the Company generally vest between one and three years. The Company also issues Restricted Stock Units (“RSUs”) to its employees. The RSUs granted to employees generally vest over four years with four annual vesting dates. The RSUs granted to the directors of the Company vest in one year. These awards are valued at the time of grant using the existing current market prices.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is the current practice of the Board to limit option grants under this plan to 7-year terms and to issue only non-qualified stock options and RSUs. As of September 30, 2009, the Company had approximately 8,289,000 authorized shares available for grant and 503,000 options and RSUs outstanding under the 2009 Incentive Plan. Informatica granted 510,000 RSUs under its 1999 Stock Incentive Plan to its executives and certain key employees of the Company and an additional 400,000 RSUs to certain employees and directors of the Company under its 2009 Stock Incentive Plan during the nine months ended September 30, 2009. Informatica granted 204,000 options under its 1999 Stock Incentive Plan and 103,000 options under its 2009 Incentive Plan during the nine months ended September 30, 2009.

Informatica uses the Black-Scholes-Merton option pricing model to determine the fair value of option awards granted. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options and market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of the ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The Company records share-based payments for RSUs and options granted net of estimated forfeiture rates.

FASB Share-Based Payment (ASC 718) also requires the Company to estimate forfeiture rates at the time of grant and record share-based payments net of estimated forfeiture rates. Further, the Company is also required to revise and true-up those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company is using an average of the past four quarters of actual forfeited options for new employees to determine its forfeiture rate for stock options granted. Further, Informatica uses an average of the past four quarters of actual forfeited option awards to determine its forfeiture rate for RSUs grants.

The Company estimated the fair value of its share-based payment awards related to stock options granted with no expected dividends using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Option Grants:
Expected volatility	37%	39%	37 – 48%	38 – 41%
Weighted-average volatility	37%	39%	44%	38%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.6	3.3	3.6	3.3
Risk-free interest rate	2.2%	3.0%	1.7%	2.7%
ESPP:*
Expected volatility	34%	42%	34 – 51%	38 – 42%
Weighted-average volatility	34%	42%	44%	40%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate — ESPP	0.3%	1.9%	0.3%	1.9 – 2.2%
____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocations of share-based payments for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of service revenues	$510	$495	$1,624	$1,534
Research and development	1,177	1,013	3,468	3,043
Sales and marketing	1,452	1,332	4,397	3,935
General and administrative	1,230	1,198	3,643	3,472
Total share-based payments	$4,369	$4,038	$13,132	$11,984
Tax benefit of share-based payments	(940)	(748)	(2,787)	(2,244)
Total share-based payments, net of tax benefit	$3,429	$3,290	$10,345	$9,740

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining four-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $1.9 million for the remainder of 2009, $5.2 million in 2010, $5.4 million in 2011, $5.5 million in 2012, and $0.9 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to its 2004 Restructuring Plan. Accretion represents imputed interest, which is the difference between the Company’s non-discounted future cash obligations and the discounted present values of these cash obligations. As of September 30, 2009, the Company will recognize approximately $5.9 million of accretion as a restructuring charge over the remaining term of the lease, or approximately four years, as follows: $0.6 million for the remainder of 2009, $2.3 million in 2010, $1.7 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

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

A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2009 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-cash	Accrued Restructuring Charges at September 30,
	2008	Charges	Adjustments	Payment	Reclassification	2009
2004 Restructuring Plan
Excess lease facilities	$56,356	$2,161	$89	$(8,627)	$(123)	$49,856
2001 Restructuring Plan
Excess lease facilities	8,112	—	(289)	(1,139)	—	6,684
	$64,468	$2,161	$(200)	$(9,766)	$(123)	$56,540

For the nine months ended September 30, 2009, the Company recorded $2.2 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2009 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $3.9 million.

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

Note 10. Income Taxes

The Company’s effective tax rates were 27% and 30% for the three-month periods ended September 30, 2009 and 2008, respectively, and 29% and 30% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits and a prior year tax return true-up offset by compensation expense related to non-deductible share-based payments, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2009, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended September 30, 2009, consistent with prior quarters it was considered more likely than not that the Company’s non share-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to the share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to FASB Income Taxes (ASC 740), if recognized, would impact the income tax provision by $9.3 million and $7.1 million as of September 30, 2009 and 2008, respectively. The unrecognized tax benefits were $10.6 million and $20.2 million as of September 30, 2009 and December 31, 2008, respectively. The change was primarily due to the agreement with the Internal Revenue Service on certain audit issues, the expiration of certain statute of limitations and the accrual for uncertain tax positions. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2009 and 2008 were approximately $2.2 million and $0.6 million, respectively.

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

The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of September 30, 2009.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Net Income per Common Share

Under the provisions of FASB Earnings per Share (ASC 260), basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and common shares potentially issuable under the terms of the Convertible Senior Notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$16,192	$13,381	$39,240	$36,108
Effect of convertible senior notes, net of related tax effects	961	1,100	3,061	3,300
Net income adjusted	$17,153	$14,481	$42,301	$39,408
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	88,283	88,570	87,837	88,422
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	232	—	105	—
Dilutive effect of employee stock options	4,951	3,670	4,328	3,813
Dilutive effect of convertible senior notes	10,050	11,500	10,237	11,500
Shares used in computing diluted net income per common share	103,516	103,740	102,507	103,735
Basic net income per common share	$0.18	$0.15	$0.45	$0.41
Diluted net income per common share	$0.17	$0.14	$0.41	$0.38

Diluted net income per common share is calculated according to Earnings per Share (ASC 260), which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and nine months ended September 30, 2009 and 2008, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.0 million and $3.1 million for the three and nine months ended September 30, 2009, respectively, and $1.1 million and $3.3 million for the same periods in 2008 in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

In calculating its diluted net income per common share, the Company excluded 1.4 million and 5.4 million of its options for the three months ended September 30, 2009 and 2008, respectively, and 4.4 million and 4.5 million of its options for the nine months ended September 30, 2009 and 2008, respectively since the inclusion of these options would have been anti-dilutive.

Note 12. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another 3 years to December 31, 2013. The future minimum contractual lease payments are $1.0 million for the remainder of 2009, $2.6 million, $3.4 million, $3.5 million and $3.6 million for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which were used as its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013.

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maintenance. Operating lease payments in the table below include approximately $64.6 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges, above, for a further discussion.

Future minimum lease payments as of September 30, 2009 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2009	$6,699	$581	$6,118
2010	24,531	2,380	22,151
2011	23,819	2,422	21,397
2012	23,814	2,468	21,346
2013	15,969	1,263	14,706
Thereafter	1,238	—	1,238
	$96,070	$9,114	$86,956

Of these future minimum lease payments, the Company has accrued $56.5 million in the facilities restructuring accrual at September 30, 2009. This accrual includes the minimum lease payments of $64.6 million and an estimate for operating expenses of $19.5 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $21.7 million and a present value discount of $5.9 million recorded in accordance with FASB Exit or Disposal Cost Obligations (ASC 420).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the FASB Contingencies (ASC 450). The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2009 and December 31, 2008. The Company’s product warranty expense has not been significant in the past.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnifications.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with FASB Contingencies (ASC 450).

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

As of September 30, 2009, the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2008 for the Indian rupees and the Israeli shekels were $1.3 million and $0.7 million, respectively.

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

All parties in all lawsuits have reached a settlement which will not require the Company to contribute cash.  The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 21, 2007, JuxtaComm Technologies (“JuxtaComm”) filed a complaint in the Eastern District of Texas against the Company and 20 other defendants, including Microsoft, IBM and Business Objects, for infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”).  In its complaint, JuxtaComm sought unspecified monetary damages and permanent injunctive relief. This matter was settled in August 2009.

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement of U.S. Patent Nos. 6,026,392 (the “392 patent”) and 6,631,382 (the “382 patent”).  On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. (“Timeline”) and TMLN Royalty, LLC (“TMLN Royalty”), asserting declaratory relief claims for non-infringement and invalidity of the ’392 and ’382 patents.  On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ’392 and ’382 patents.  In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action.  On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ’382 and ’392 patents.  On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California.  On April 21, 2009, the Company filed its reply to Data Retrieval’s counterclaims in the Northern District of California. Following Data Retrieval’s service of its Disclosure of Asserted Claims and Preliminary Infringement Contentions on June 8, 2009, on June 18, 2009, the Company filed a motion for partial summary judgment of the following claims and issues: (1) non-infringement of the ’382 patent; (2) non-infringement of the unasserted claims (claims 2-25) of the ‘392 patent; and (3) no infringement of either patent-in-suit by the Informatica PowerCenter product. On September 11, 2009, the U.S. District Court granted the Company’s motion for partial summary judgment on all of the claims and issues requested by the Company.  The case is currently in the discovery phase and no trial date has been set.  The Company intends to vigorously defend itself.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, Informatica does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. In addition, given such uncertainties, the Company has from time to time discussed settlement in the context of litigation and has accrued, based on FASB Contingencies (ASC 450), for estimates of settlement. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

Note 13. Significant Customer Information and Segment Reporting

FASB Segment Reporting (ASC 280) establishes standards for the manner in which public companies report information about operating segments in their annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
North America	$77,754	$68,005	$227,179	$215,601
Europe	33,810	33,288	86,649	88,228
Other	11,830	12,524	35,968	27,458
	$123,394	$113,817	$349,796	$331,287

	September 30, 2009	December 31, 2008
Long-lived assets (excluding assets not allocated):
North America	$60,696	$36,285
Europe	14,606	6,664
Other	1,548	1,643
	$76,850	$44,592

No customer accounted for more than 10% of the Company’s total revenues in the three and nine months ended September 30, 2009 and 2008. At September 30, 2009 and 2008, no single customer accounted for more than 10% of the accounts receivable balance.

Note 14. Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities (ASC 815-10). This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments impact the financial statements of the companies. The Company adopted SFAS No. 161 in the first quarter of fiscal 2009. The adoption of this statement did not impact the condensed consolidated financial statements of the Company since SFAS No. 161 only required additional disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets (ASC 350 and 275). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260-10). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. None of the RSUs and stock options granted under the 1999 Stock Incentive Plan and 2009 Incentive Plan were entitled to receive nonforfeitable dividends or dividend equivalents. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact its calculation of earnings per share.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP No. 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC 805). FSP No. 141(R)-1 amends and clarifies SFAS No. 141(R) to address issues related to initial recognition and measurement, and subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP covers the contingent consideration arrangements of an acquiree assumed by the acquirer as well as contingencies arisen due to business combinations. FSP No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this FSP effective January 1, 2009.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP No. 115-2”) and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10). This FSP amends FASB SFAS No. 115, FSP SFAS No. 115-1 and SFAS No. 124-1 and its scope is limited to other-than-temporary guidance of these pronouncements for debt securities classified as available-for-sale or held-to maturity. The Board believes it is more operational for an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Further, this FSP requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP in its quarter ended June 30, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly (ASC 820-10). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Informatica adopted this FSP for its second quarter ended June 30, 2009, and its adoption did not impact the condensed consolidated financial statements of the Company.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”), Subsequent Events (ASC 855-10) to establish principles and requirements for subsequent events. Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. There are two types of subsequent events: (i) The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, (ii) The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. An entity shall recognize in its financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. This Statement is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this statement in its quarter ended June 30, 2009.

In October 2009, the FASB issued an Accounting Standards Update (“ASU 2009-13”) or (“EITF 08-01”) which requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The best estimate of selling price can be used when VSOE or third party evidence (“TPE”) of fair value are not available. Software as a Service (“SaaS”) as a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand is within the scope of this ASU. Informatica is currently using this revenue model on a limited basis and the amount of revenue generated from this model is not material at this time. This ASU is effective for the arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Informatica will adopt this ASU as required and the Company expects that its adoption will not impact the condensed consolidated financial statements.

Note 15. Acquisitions

Agent Logic

On September 1, 2009, the Company acquired Agent Logic, Inc. (Agent Logic), a privately held company incorporated in Delaware. Agent Logic specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments. Informatica acquired all of the capital stock of Agent Logic in a cash merger transaction for $35 million of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition.

Informatica incurred $0.5 million of acquisition-related costs for the three months ended September 30, 2009. These expenses are reflected as general and administrative expenses in the condensed consolidated statements of income for the respective periods.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$24,403
Developed and core technology	10,970
Customer relationships	1,380
Trade names	670
Assumed assets, net of liabilities	1,776
Total purchase price	$39,199

The Company assigned fair values to the identified intangible assets acquired in accordance with the guidelines under FASB Business Combination (ASC 805).

Informatica is obligated to pay certain employees of Agent Logic retention bonuses of approximately $0.8 million if they continue to provide their employment services for a certain period of time. Informatica will record these expenses as the services are performed between 12 to 24 months subsequent to the acquisition date.

Informatica is obligated to pay certain variable and deferred earn-out payments based if certain license order targets are achieved. The Company has determined that the fair market value of such earn-outs at the time of acquisition was $2.6 million. Informatica will reflect any excess or shortfall from this estimate on its statement of income as it occurs based on FASB Business Combination (ASC 805).

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $24.4 million of goodwill, which is not deductible for tax purposes. At the time of acquisition, Agent Logic had recently had a major product release and as a result, no material in-process research and development was identified. The trade names and developed and core technology will be amortized over five years on a straight line basis and customer relationships will be amortized over six years on an accelerated basis consistent with expected benefits.

AddressDoctor GmbH

On June 2, 2009, Informatica GmbH, a wholly owned subsidiary of Informatica, acquired AddressDoctor GmbH (AddressDoctor), a limited liability company duly organized and existing under the laws of the Federal Republic of Germany. AddressDoctor is a leading provider of international address verification and cleaning solutions that enables users to validate and correct postal addresses and assists in the data capturing process. Informatica acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by Informatica in the event of certain breaches of the acquisition agreement by AddressDoctor. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition.

Informatica incurred $0.5 million of acquisition-related costs for the three months ended June 30, 2009. These expenses are reflected as general and administrative expenses in the condensed consolidated statements of income for the respective periods.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$23,019
Developed and core technology	960
Vendor relationships	7,200
Customer relationships	1,320
Trade names	230
Assumed liabilities, net of assets	(4,977)
Total purchase price	$27,752

The Company assigned fair values to the identified intangible assets acquired in accordance with the guidelines established in SFAS No. 141(R) FASB Business Combination (ASC 805).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $23.0 million of goodwill, which is not deductible for tax purposes. At the time of acquisition, AddressDoctor had recent releases of its major products and as a result, no material in-process research and development was identified at the time of acquisition. The trade names and the developed and core technology will be amortized over five years on a straight line basis, vendor relationships will be amortized over five years on a straight line basis and customer relationships will be amortized over six years on an accelerated basis consistent with expected benefits.

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

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$19,740
Developed and core technology	10,730
Customer relationships	8,330
Trade names	880
Assumed liabilities, net of assets	(4,084)
Total purchase price	$35,596

The Company assigned fair values to the identified intangible assets acquired in accordance with the guidelines established in SFAS No. 141(R) FASB Business Combination (ASC 805).

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

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $19.7 million of goodwill, which is not deductible for tax purposes. Since Applimation had recently released major versions of its products just prior to acquisition, no material in-process research and development was identified. The trade names and developed and core technology will be amortized over five years on a straight line basis, and customer relationships will be amortized over six years on an accelerated basis consistent with expected benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, share-based payments, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisitions of Agent Logic, AddressDoctor, and Applimation; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any other forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

Despite the uncertainty in the financial markets and the weak macroeconomic environment in the United States and many foreign economies, we were able to grow our total revenues in the third quarter of 2009 by 8% to $123.4 million compared to $113.8 million from the same period in 2008. License revenues increased by 9% to $50.0 million for the third quarter of 2009 compared to $45.8 million in the same period in 2008. This increase was due to an increase in both the number of license transactions and the average sales price of these transactions. Services revenues increased by 8% due to 13% growth in maintenance revenues partially offset by a 4% decrease in consulting, education, and other revenues. The maintenance revenue growth is attributable to the increased size of our installed customer base and the decline in consulting and education service revenues reflects our customers’ trend toward deferring spending and reducing education and consulting budgets. Because our revenues have grown at a faster pace than the increase in our operating expenses, our operating income as a percentage of revenues grew from 16% to 18% for the quarters ended September 30, 2008 and 2009, respectively.

On February 13, 2009, we acquired Applimation, a private company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends our data integration software to include Applimation’s technology. We acquired all of the capital stock of Applimation in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to eighteen months subsequent to the acquisition date). As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. As part of the merger agreement, $6.0 million of the merger consideration was placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation.

On June 2, 2009, Informatica GmbH, our wholly owned subsidiary, acquired AddressDoctor, a limited liability company duly organized and existing under the laws of the Federal Republic of Germany. AddressDoctor is a leading provider of international address verification and cleaning solutions which enables users to validate and correct postal addresses and assists in the data capturing process. We acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by us in the event of certain breaches of the merger agreement by AddressDoctor. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition.

On September 1, 2009, we acquired Agent Logic, a privately held company Incorporated in Delaware. Agent Logic specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments. We acquired all of the capital stock of Agent Logic for $35 million of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition. In addition, we are obligated to pay certain variable and deferred earn-out payments based on the percentage of license revenues recognized subsequent to the acquisition.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions: The United States and many foreign economies continue to experience significant adversity driven by varying macroeconomic conditions including the uncertainty in the credit markets and financial markets, instability of major financial institutions, deterioration in the housing and labor markets and volatility in fuel prices. As a result of these conditions, the United States and global economies reflect a weak macroeconomic environment, which is expected to continue. While we have seen some improvement in the economy in the United States and parts of Europe, the adverse conditions, which are beyond our control, are likely to continue to have an adverse effect on our business. As a result, we have reduced expenses in certain areas and have tempered our hiring plans.

●
Competition: Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, Sunopsis, Hyperion Solutions, and GoldenGate Software and proposed acquisition of Sun Microsystems, IBM’s acquisition of DataMirror and Cognos, and SPSS, and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

●
New Product Introductions: To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In June 2008, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of PowerCenter 8.6, PowerExchange 8.6, and Informatica Data Quality 8.6 including identity resolution. In August 2009, we delivered the PowerCenter Cloud Edition to enable our customers to procure PowerCenter functionality from Amazon Web Services by the hour. In addition, we plan to release Informatica 9 in the future. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given these risks and the recent introduction of these products, we cannot predict their impact on our overall sales and revenues.

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

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies.

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In February 2008, we launched our new worldwide partner program, INFORM, which is comprised of a set of programs and services to help partners develop and promote solutions in conjunction with Informatica. In September 2009, we announced an expanded partnership with Hewlett Packard. In September 2009, we also announced that Intel will embed Informatica B2B Data Transformation in its Intel SOA Expressway offering. We are partners with FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle), and salesforce.com. See “Risk Factors—We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, data migrations, data consolidations, data synchronizations, data hubs, information life cycle management, complex event processing, cross-enterprise data integration and cloud integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability, although we experienced a tougher than expected selling environment in Europe in 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. In 2008, we experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

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

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by FASB Software Revenue Recognition (ASC 985-605-25), FASB Revenue Recognition for Construction-Type and Production-Type Contracts (ASC 605-35), and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.

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

Consulting revenues are primarily related to implementation of services and product configurations. These services are performed on a time-and-materials basis and, occasionally, on a fixed-fee basis. Revenue is generally recognized as these services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.

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

     Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Income Taxes (ASC 740). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our condensed consolidated financial statements or tax returns. We account for any income tax contingencies in accordance with ASC 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account.

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

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2009, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended September 30, 2009, it was considered more likely than not that our non-share-based related deferred tax assets would be realized. As such, the remaining valuation allowance is primarily related to our share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact our effective tax rate.

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with FASB Intangibles – Goodwill and Other (ASC 350), which requires that goodwill is tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by ASC 350. Consistent with our determination that we have only one reporting segment, we have determined that there is only one Reporting Unit. We tested goodwill for impairment in our annual impairment test on October 31, 2008, using the two-step process required by ASC 350. First, we review the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. Second, if such comparison reflects potential impairment, we would then perform the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage our business. An excess carrying value to fair value would indicate that goodwill may be impaired. Finally, if we determine that goodwill may be impaired, then we would compare the “implied fair value” of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any.

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

Acquisitions

In accordance with FASB Business Combinations (ASC 805), we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as to in-process research and development (IPR&D) based on their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.

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

Accounting for business combinations has been impacted by ASC 805. Under the new accounting pronouncement, we expense transaction costs and restructuring expenses related to the acquisition as incurred. In contrast, we treated transaction costs and restructuring expenses as part of the cost of the acquired business previously, thus effectively capitalizing those amounts within the basis of the acquired assets. Further, pursuant to ASC 805, we identify pre-acquisition contingencies and determine their respective fair values as of the end of the purchase price allocation period. We will adjust the amounts recorded as pre-acquisition contingencies in our operating results in the period in which the adjustment is determined. Furthermore, any adjustment applicable to acquisition related tax contingencies estimates will be reflected in our operating results in the period in which the adjustment is determined. Moreover, we identify the in-process research and development costs and determine their respective fair values and reflect them as part of the purchase price allocation. In-process research and development costs, under the new guidance, meet the definition of asset and we classify them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired.

Share-Based Payments

We account for share-based payments related to share-based transactions in accordance with the provisions of FASB Share-Based Payments (ASC 718). Accordingly, share-based payment is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of share-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could shift the share-based payments from one period to the next.

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) in 2006. Our volatility rates were 37% and 44% for the three and nine months ended September 30, 2009, compared to 39% for both the three and nine months ended September 30, 2008. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We do not expect that changes in the volatility rates impact our future share-based payments materially due to the limited amount of recent option grants.

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

In addition, we apply an expected forfeiture rate in determining the amount of share-based payments. Our estimate of the forfeiture rate is based on an average of actual forfeited options granted to new employees for the past four quarters. We lowered our forfeiture rate, for the quarter ended March 31, 2009, from 10% to 8%, which increased our share-based payments in the first quarter of 2009 by approximately $177,000. The forfeiture rate for the quarters ended September 30, 2009 and June 30, 2009 remained unchanged from the first quarter of 2009.

We have granted Restricted Stock Units (“RSUs”) to our executive officers, certain employees, and directors during the nine months ended September 30, 2009. We have recorded the share-based payment for RSUs net of the 10% forfeiture estimate. We estimate our forfeiture rate for RSUs based on an average of actual forfeited option awards for the past four quarters.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of income and cash flows. Our allowance for doubtful accounts at September 30, 2009 and December 31, 2008 was $3.5 million and $2.6 million, respectively.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three and nine months ended September 30, 2009 and 2008 as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
License	41%	40%	41%	42%
Service	59	60	59	58
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	15	18	16	18
Amortization of acquired technology	1	1	1	1
Total cost of revenues	17	20	18	20
Gross profit	83	80	82	80
Operating expenses:
Research and development	16	16	16	16
Sales and marketing	39	38	39	40
General and administrative	7	8	8	8
Amortization of intangible assets	2	1	2	1
Facilities restructuring charges	1	1	1	1
Purchased in-process research and development	—	—	—	—
Total operating expenses	65	64	66	66
Income from operations	18	16	16	14
Interest income	1	3	1	4
Interest expense	(1)	(2)	(1)	(2)
Other income, net	—	—	—	—
Income before provision for income taxes	18	17	16	16
Provision for income taxes	5	5	5	5
Net income	13%	12%	11%	11%

Revenues

Our total revenues increased to $123.4 million for the three months ended September 30, 2009 from $113.8 million for the three months ended September 30, 2008, representing an increase of $9.6 million (or 8%). Total revenues increased to $349.8 million for the nine months ended September 30, 2009 from $331.3 million for the nine months ended September 30, 2008, representing an increase of $18.5 million (or 6%).  The increase is due to a growing customer install base, an increase in the number of license transactions, the average sales price of those transactions, and strategic acquisitions of complementary businesses and products during the last 12 months. See Note 15 Acquisitions of Notes to Condensed Consolidated Financial Statements.

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
License revenues	$49,981	$45,846	9%	$142,770	$138,578	3%
Service revenues:
Maintenance	55,221	48,994	13%	156,249	135,884	15%
Consulting, education, and other	18,192	18,977	(4)%	50,777	56,825	(11)%
Total service revenues	73,413	67,971	8%	207,026	192,709	7%
	$123,394	$113,817	8%	$349,796	$331,287	6%

License Revenues

Our license revenues increased to $50.0 million (or 41% of total revenues) and $142.8 million (or 41% of total revenues) for the three and nine months ended September 30, 2009, respectively, from $45.8 million (or 40% of total revenues) and $138.6 million (or 42% of total revenues) for the three and nine months ended September 30, 2008, respectively. The increase in license revenues of $4.1 million (or 9%) for the three months ended September 30, 2009, and $4.2 million (or 3%) for the nine months ended September 30, 2009, compared to the same periods in 2008, was primarily due to an increase in both the number of license transactions and the average sales price of those transactions, resulting in growth of license revenues primarily in North America.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the third quarter of 2009, including upgrades, for which we charge customers an additional fee, increased to $365,000 from $299,000 in the third quarter of 2008. The average transaction amount for orders greater than $100,000 in the nine-month period ended September 30, 2009, including upgrades, for which we charge customers an additional fee, increased to $336,000 from $303,000 in the comparative nine-month period in 2008, The number of transactions greater than $1.0 million increased to five in the third quarter of 2009 from four in the third quarter of 2008. The number of transactions greater than $1.0 million increased to 16 in the nine-month period ended September 30, 2009 from 13 in the comparative nine-month period in 2008.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $55.2 million (or 45% of total revenues) for the three months ended September 30, 2009, compared to $49.0 million (or 43% of total revenues) for the three months ended September 30, 2008. The $6.2 million (or 13%) increase in the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to the increasing size of our customer base. Maintenance revenues increased to $156.2 million (or 45% of total revenues) for the nine months ended September 30, 2009, compared to $135.9 million (or 41% of total revenues) for the nine months ended September 30, 2008. The $20.4 million (or 15%) increase in the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to an increase in the size of our customer base.

For the fourth quarter of 2009, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2008 levels. As our customer base continues to grow, we expect that maintenance revenues continue to increase compared to prior periods.

Consulting, Education, and Other Services Revenues

Consulting, education, and other services revenues decreased slightly to $18.2 million (or 15% of total revenues) for the three months ended September 30, 2009, compared to $19.0 million (or 17% of total revenues) for the three months ended September 30, 2008. The $0.8 million (or 4%) decrease in the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to lower demand for our consulting and education services. Consulting, education, and other services revenues decreased to $50.8 million (or 15% of total revenues) for the nine months ended September 30, 2009, compared to $56.8 million (or 17% of total revenues) for the nine months ended September 30, 2008. The $6.0 million (or 11%) decrease in the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to our customers’ trend toward deferring spending and reducing education and consulting budgets.

For the fourth quarter of 2009, we expect our revenues from consulting, education, and other services to remain the same or possibly increase slightly compared to the same period in 2008.

International Revenues

Our international revenues were $45.6 million (or 37% of total revenues) and $45.8 million (or 40% of total revenues) for the three months ended September 30, 2009 and 2008, respectively. International revenues remained essentially flat for the three months ended September 30, 2009, compared to the same period in 2008, as the increase in international maintenance revenue, was offset by a decrease in international license revenues in Europe and Asia Pacific. International revenues were $122.6 million (or 35% of total revenues) for the nine months ended September 30, 2009, compared to $115.7 million (or 35% of total revenues) for the nine months ended September 30, 2008. The $6.9 million (or 6%) increase for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to an increase in international maintenance revenue as a result of a larger and growing installed base, and an increase in international license and service revenues in Latin America, partially offset by declines in license revenues in Europe.

For the fourth quarter of 2009, we expect the amount of international revenues, as a percentage of total revenues, to be relatively consistent with 2008.

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

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters, remains relatively flat with some variation at the end of the second quarter, and increases at the end of the fourth quarter although the increase was less pronounced at the end of 2008. Aggregate backlog and deferred revenues were approximately $144.8 million at September 30, 2009, compared to $133.7 million at September 30, 2008, and $148.1 million at December 31, 2008. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of our future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Cost of license revenues	$648	$722	(10)%	$2,024	$2,312	(12)%
Cost of service revenues	18,759	20,404	(8)%	55,605	61,569	(10)%
Amortization of acquired technology	2,081	1,283	62%	5,497	2,854	93%
Total cost of revenues	$21,488	$22,409	(4)%	$63,126	$66,735	(5)%
Cost of license revenues, as a percentage of license revenues	1%	2%	(1)%	1%	2%	(1)%
Cost of service revenues, as a percentage of service revenues	26%	30%	(4)%	27%	32%	(5)%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues decreased slightly to $0.6 million (or 1% of license revenues) for the three-month periods ended September 30, 2009 from $0.7 million (or 2% of license revenues) for the same period in 2008. Cost of license revenues decreased slightly to $2.0 million (or 1% of license revenues) for the nine months ended September 30, 2009 from $2.3 million (or 2% of license revenues) for the nine months ended September 30, 2008. The decrease of $0.1 million (or 10%) and $0.3 million (or 12%) in cost of license revenues for the three and nine months ended September 30, 2009, compared to the same periods in 2008, was due to the smaller proportion of royalty based products being shipped in the first nine months of 2009.

For the fourth quarter of 2009, we expect the cost of license revenues, as a percentage of license revenues, to be relatively consistent with the first three quarters of 2009.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primary of fees paid to postal authorities and other third parties for content. Cost of service revenues decreased to $18.8 million (or 26% of services revenues) for the three months ended September 30, 2009 from $20.4 million (or 30% of service revenues) for the three months ended September 30, 2008. The $1.6 million (or 8%) decline was primarily due to a $1.4 million reduction in personnel related costs. Cost of service revenues decreased to $55.6 million (or 27% of service revenues) for the nine months ended September 30, 2009 from $61.6 million (or 32% of service revenues) for the nine months ended September 30, 2008. The decrease of $6.0 million (or 10%) for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $4.1 million reduction in personnel related costs and a $1.6 million reduction in subcontractor fees.

For the fourth quarter of 2009, we expect our cost of service revenues, as a percentage of service revenues, to be relatively consistent with the first three quarters of 2009.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Amortization of acquired technology	$2,081	$1,283	62%	$5,497	$2,854	93%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $2.1 million for the three months ended September 30, 2009, compared to $1.3 million for the three months ended September 30, 2008. Amortization of acquired technology increased to $5.5 million for the nine months ended September 30, 2009, compared to $2.9 million for the nine months ended September 30, 2008. The increases of $0.8 million (or 62%) and $2.6 million (or 93%) for the three and nine months ended September 30, 2009, respectively compared to the same periods in the prior year, are the result of amortization of certain technologies that we acquired in May 2008, October 2008, February 2009, June 2009 and September 2009 in connection with the acquisitions of Identity Systems, PowerData, Applimation, AddressDoctor, and Agent Logic, respectively.

For the fourth quarter of 2009, we expect amortization of other acquired technology to be approximately $2.5 million before the effect of any potential future acquisitions subsequent to September 30, 2009.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Research and development	$19,978	$18,263	9%	$57,089	$54,484	5%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, and quality assurance and development of documentation for our products. Our research and development expenses increased slightly to $20.0 million (or 16% of total revenues) and $57.1 million (or 16% of total revenues) for the three and nine months ended September 30, 2009, respectively, up from $18.3 million (or 16% of total revenues) and $54.5 million (or 16% of total revenues) for the same periods in 2008. The increase of $1.7 million for the three months ended September 30, 2009 compared to the same period in 2008, was due to a $1.8 million increase in personnel-related costs, as a result of a headcount increase from 433 in September 2008 to 520 in September 2009 partially offset by a reduction of $0.1 million in overhead costs. The increase of $2.6 million for the nine months ended September 30, 2009 compared to the same period in 2008, was due to a $3.9 million increase in personnel related costs partially offset by a $1.3 million reduction in overhead costs. All software and development costs have been expensed in the period incurred because the costs incurred subsequent to the establishment of technological feasibility have not been significant.

For the fourth quarter of 2009, we expect research and development expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first three quarters of 2009.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Sales and marketing	$47,484	$43,667	9%	$135,366	$132,420	2%

Our sales and marketing expenses consist primarily of personnel costs, including commissions, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $47.5 million (or 39% of total revenues) for the three months ended September 30, 2009 from $43.7 million (or 38% of total revenues) for the three months ended September 30, 2008. The $3.8 million (or 9%) increase for the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $3.4 million increase in personnel related costs. Sales and marketing expenses increased to $135.4 million (or 39% of total revenues) for the nine months ended September 30, 2009 from $132.4 million (or 40% of total revenues) for the nine months ended September 30, 2008. The increase of $2.9 million (or 2%) for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $1.5 million increase in personnel related costs, a $0.6 million increase in outside services, and a $0.4 million increase in facilities related costs. The sales and marketing expenses as a percentage of total revenues declined by 1% for the nine months ended September 30, 2009, compared to the same period in 2008, mainly due to implementation of certain cost containment programs as well as benefits of scale, as our revenues have increased proportionately more than our sales and marketing expenses.

For the fourth quarter of 2009, we expect sales and marketing expenses, as a percentage of total revenues, to be relatively consistent with the first three quarters of 2009.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
General and administrative	$8,845	$9,412	(6)%	$30,646	$26,927	14%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses decreased slightly to $8.8 million (or 7% of total revenues) for the three months ended September 30, 2009, compared to $9.4 million (or 8% of total revenues) for the three months ended September 30, 2008. The $0.6 million (or 6%) decrease in general and administrative expenses was primarily due to a $0.7 million increase in personnel related costs offset by a $0.7 million decrease in outside services and a $0.6 million decrease in bad debt expense. General and administrative expenses increased to $30.6 million (or 8% of total revenues) for the nine months ended September 30, 2009, compared to $26.9 million (or 8% of total revenues) for the nine months ended September 30, 2008. The increase of $3.7 million (or 14%) for the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to an increase of $1.4 million in personnel related costs and a $2.9 million increase in outside services as a result of legal fees for patent litigation and acquisition related costs. This increase was offset by a $0.5 million decrease in bad debt expense.

The general and administrative expenses, as a percentage of total revenues may fluctuate depending on the level of litigation expenses and acquisitions related costs.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Amortization of intangible assets	$2,754	$1,502	83%	$7,239	$2,857	153%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets increased to $2.8 million and $7.2 million for the three and nine months ended September 30, 2009, respectively, from $1.5 million and $2.9 million for the three and nine months ended September 30, 2008, respectively. The increase of $1.3 million (or 83%) and $4.4 million (or 153%) for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 are the result of amortization of intangibles that we acquired in May and October 2008, and February, June and September 2009 in connection with the Identity Systems, Inc., PowerData, Applimation, Inc., AddressDoctor and Agent Logic acquisitions, respectively.

For the fourth quarter of 2009, we expect amortization of the remaining intangible assets to be approximately $2.8 million before the impact of any amortization for any possible intangible assets acquired as part of the pending or any future acquisitions subsequent to September 30, 2009.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Facilities restructuring charges	$557	$896	(38)%	$1,961	$2,764	(29)%

For the three and nine months ended September 30, 2009, we recorded $0.6 million and $2.0 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. Comparatively, for the three and nine months ended September 30, 2008, we recorded $0.9 million and $2.8 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of September 30, 2009, $56.5 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.1 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively, and $8.6 million and $8.1 million for the nine months ended September 30, 2009 and 2008, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2009 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million for both of the three-month periods ended September 30, 2009 and 2008, and $1.1 million for both of the nine-month periods ended September 30, 2009 and 2008. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2009 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Interest Income, Expense, and Other

The following table sets forth, for the periods indicated, our interest income, expense, and other (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Interest income	$1,295	$3,191	(59)%	$4,651	$11,698	(60)%
Interest expense	(1,611)	(1,830)	(12)%	(4,863)	(5,431)	(10)%
Other income, net	189	139	36%	964	556	73%
	$(127)	$1,500	(108)%	$752	$6,823	(89)%

Interest income, expense, and other consist primarily of interest income earned on our cash, cash equivalents, and short-term investments; as well as foreign exchange transaction gains and losses and interest expense. The decrease of $1.6 million (or 108%) in the three months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $1.9 million decrease in interest income due to lower investment yields which was partially offset by a $0.2 million decrease in interest expense. The decrease of $6.1 million (or 89%) in the nine months ended September 30, 2009, compared to the same period in 2008, was primarily due to a $7.0 million decrease in interest income due to lower investment yields which was partially offset by a $0.3 million gain on early extinguishment of debt and $0.6 million decrease in interest expense due to the $29 million redemption of our convertible senior notes during the fourth quarter of 2008 and the first quarter of 2009.

We expect lower interest income in the future if the current depressed yields in the credit market continue or decline in the future.

In 2003, we made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. We evaluated this investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2007, this privately held company was acquired, and as a result of this acquisition, we received $125,000 and $883,700 cash proceeds for our share in the equity of the company in 2008 and 2007, respectively. We have recorded these amounts as other income for the years ended December 31, 2008 and 2007.

Provision for Income Taxes

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Provision for income taxes	$5,969	$5,787	3%	$15,881	$15,425	3%
Effective tax rate	27%	30%	(3)%	29%	30%	(1)%

Our effective tax rates were 27% and 30% for the three-month periods ended September 30, 2009 and 2008, respectively, and 29% and 30% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits and a prior year tax return true-up offset by compensation expense related to non-deductible share-based payments, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2009, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the quarter ended September 30, 2009, consistent with prior quarters it was considered more likely than not that our non share-based-payment related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to our share-based payments deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity as realized, and as such, they will not impact our effective tax rate.

The unrecognized tax benefits related to FASB Income Taxes (ASC 740), if recognized, would impact the income tax provision by $9.3 million and $7.1 million as of September 30, 2009 and 2008, respectively. The unrecognized tax benefits were $10.6 million and $20.2 million as of September 30, 2009 and December 31, 2008, respectively. The change was primarily due to the agreement with the Internal Revenue Service on certain audit issues, the expiration of certain statute of limitations and the accrual for uncertain tax positions. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at September 30, 2009 and 2008 were approximately $2.2 million and $0.6 million, respectively.

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

We have been informed by certain state and foreign taxing authorities that we were selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of September 30, 2009.

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

Our statutory tax rate of 35% is generally affected by lower tax rates in applicable foreign jurisdictions, accrual of reserves related to uncertain tax positions, domestic tax credits and discrete items such as the results of tax audits and prior year tax return true-ups. We expect to maintain an effective tax rate before discrete items in the near term similar to the rate in the third quarter of 2009; however, this rate is highly dependent on our geographic mix of earnings. In addition, our overall effective tax rate may be impacted by discrete items such as the results of tax audits.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of September 30, 2009, we had $423.4 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Cash provided by operating activities for the nine months ended September 30, 2009 was $47.5 million, representing a decline of $4.6 million from the nine months ended September 30, 2008 for $52.1 million. This decline was primarily due to the $14.6 million decrease in liabilities, $8.7 million decrease in cash collections against accounts receivable partially offset by a $9.7 million decrease in prepaid accounts and other current assets, $3.1 million increase in net income and $5.9 million adjustments for non-cash expenses.

We recognized $2.8 million and $5.2 million in excess tax benefits from share-based payments during the nine months ended September 30, 2009 and 2008, respectively. These amounts were recorded as a use of operating activities and the offsetting amounts were recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $9.8 million and $23.3 million during the nine months ended September 30, 2009 and 2008, respectively.

Our “Days Sales Outstanding” in accounts receivable increased from 48 days at September 30, 2008 to 62 days at September 30, 2009 due to higher amount of billings which occurred during the last month of the third quarter of 2009 compared to 2008, higher sales to international customers who tend to pay slower than domestic customers, and in general customers’ slower payment patterns as a result of weak economic conditions. Cash provided by operating activities for the nine months ended September 30, 2008 was

$52.1 million, representing an increase of $9.3 million from the nine months ended September 30, 2007. This increase primarily resulted from a $2.1 million increase in net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, partially offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

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

On February 13, 2009, we acquired all the capital stock of Applimation, Inc., a privately held company incorporated in Delaware, in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date). Six million dollars of the merger consideration will be placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010. On June 2, 2009, we acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by us in the event of certain breaches of the merger agreement by AddressDoctor. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition. As part of the acquisition purchase price, we wrote off $250,000 in prepaid royalties to AddressDoctor. On September 1, 2009, we acquired Agent Logic which specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments. Informatica acquired all of the capital stock of Agent Logic for $35 million of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition. In addition, we are obligated to pay certain variable and deferred earn-out payments if certain license order targets are achieved.

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

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”). Net cash provided by financing activities for the nine months ended September 30, 2009 was $3.4 million due to the repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million, and $9.0 million, respectively. These amounts were partially offset by the proceeds we received from the issuance of common stock to option holders and participants of our ESPP program for $28.8 million and $2.8 million of excess tax benefits for share-based payments.

Net cash used in financing activities for the nine months ended September 30, 2008 was $5.9 million due to the repurchase and retirement of common stock for $37.3 million which was partially offset by the issuance of common stock to option holders and to participants of our ESPP program for $26.1 million and $5.2 million of excess tax benefits from share-based payments.

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

Further, in April 2008, our Board of Directors authorized an additional repurchase of $75 million of our common stock under the stock repurchase program. In October 2008, our Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of our outstanding Notes due in 2026 in privately negotiated transactions with holders of the Notes. As of December 31, 2008, we repurchased 3,797,000 shares of our stock at a cost of $57.0 million, and we retired $9.0 million of our Convertible Senior Notes at a cost of $7.8 million. During the quarter ended March 31, 2009, we repurchased 457,000 shares of our stock at a cost of $5.9 million, and we retired $20.0 million of our Convertible Senior Notes at a cost of $19.4 million, including $0.2 million accrued interest. During the second quarter ended June 30, 2009, we repurchased 203,000 shares of our common stock at a cost of $3.1 million. There was no repurchase of our shares of common stock during the third quarter ended September 30, 2009. There was no repurchase of the Notes in the second and third quarters of 2009. We have approximately $4.1 million remaining available to repurchase shares of our common stock or Convertible Senior Notes under this program as of September 30, 2009.

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

We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources. Beginning on March 15, 2011 and then upon March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date. If the holders of the Notes require us to repurchase all or a portion of their Notes, we may also be required to raise additional financing to complete future acquisitions.

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of September 30, 2009, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2009	2010 and 2011	2012 and 2013	2014 and Beyond
Operating lease obligations:
Operating lease payments	$96,070	$6,699	$48,350	$39,783	$1,238
Future sublease income	(9,114)	(581)	(4,802)	(3,731)	—
Net operating lease obligations	86,956	6,118	43,548	36,052	1,238
Debt obligations:
Principal payments (1)	201,000	—	—	—	201,000
Interest payments	99,495	—	12,060	12,060	75,375
Other obligations (2)	4,750	234	2,662	1,854	—
	$392,201	$6,352	$58,270	$49,966	$277,613
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

Our contractual obligations at September 30, 2009 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $1.0 million for the remainder of 2009 and $2.6 million, $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

The above commitment table does not include approximately $10.6 million of long-term income tax liabilities recorded in accordance with FASB Income Taxes (ASC 740). We adopted FIN No. 48 (ASC 740) effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $64.6 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Of these future minimum lease payments, we have $56.5 million recorded in accrued facilities restructuring charges at September 30, 2009. This accrual, in addition to minimum lease payment of $64.6 million, includes estimated operating expenses of $19.5 million, is net of estimated sublease income of $21.7 million, and is net of the present value impact of $5.9 million recorded in accordance with FASB Exit or Disposal Obligations (ASC 420-10). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2008 for Indian rupees and Israeli shekels, which were still outstanding as of September 30, 2009 (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	66,800	$1,281	52.16
Israeli shekel	2,714	707	3.84
		$1,988

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

For the nine months ended September 30, 2009, the average annual rate of return on our investments was 1.5%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2009, we had net unrealized gains of $1.3 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2009, the fair market value of the portfolio would decrease by approximately $2.0 million. Additionally, we have the intention to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current weak macroeconomic environment and associated global economic conditions have resulted in a tightening of the credit markets, low levels of liquidity in many financial markets, and extreme volatility in credit, equity and foreign currency markets. These conditions have affected the buying patterns of our customers and prospects and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. If the conditions do not improve or should conditions worsen, our results of operations would continue to be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace with Oracle’s recent proposed acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, DataMirror, and Cognos), Microsoft, Oracle (which acquired BEA Systems, Sunopsis, Hyperion Solutions, Siebel, and GoldenGate Software), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

We believe that the introduction and market acceptance of new products and the enhancement of existing products are important to our continued success. New product introductions and product enhancements have inherent risks including, but not limited to, delayed product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In June 2008, we delivered the generally available version of PowerCenter 8.6, PowerExchange 8.6, Informatica Data Quality 8.6, and the Informatica On Demand Data Loader, a version upgrade to our entire data integration platform. In August 2009, we delivered the PowerCenter Cloud Edition to enable customers to procure PowerCenter functionality from Amazon Web Services by the hour. In addition we plan to release Informatica 9 in the future. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the current global weak macroeconomic environment. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Cognos (acquired by IBM), FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle), salesforce.com, Hewlett Packard, and Intel.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of voluntary turnover decrease in 2008 and the first three quarters of 2009, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

In addition, we have experienced turnover in other areas of the business. As the market becomes increasingly competitive and the hiring becomes more difficult and costly, our personnel (including those with government security clearance qualifications) become more attractive to other companies. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel. If we are unable to effectively attract and train new personnel, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.

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

Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements including: Business Combinations, Accounting for Uncertainty in Income Taxes, Share-Based Payment, and variations in the estimated and actual level of annual pre-tax income. Recently, the Obama Administration has proposed legislation that would fundamentally change how U.S. multinational corporations are taxed on their global income. If such legislation is enacted, it may have a material impact to our global tax expense. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.

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

During the past few years, our organizational structure has increased in complexity. For example, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Senior Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN No. 48 (ASC 740), further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims, including those claims brought by Data Retrieval Technologies LLC, include the following:

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

The adoption of Share-Based Payment has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and reduced our operating income, net income, number of basic and diluted shares outstanding, and earnings per share. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time.

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

In March 2006, we issued $230 million aggregate principal amount of Convertible Senior Notes due 2026. As of September 30, 2009, $201 million of the Notes were outstanding. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

We may engage in future acquisitions or investments that could dilute our existing stockholders or could cause us to incur contingent liabilities, debt, or significant expense or could be difficult to integrate in terms of the acquired entity’s products, personnel, and operations.

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity Systems, in December 2006, we acquired Itemfield, in May 2008, we acquired Identity Systems, in October 2008, we acquired PowerData, in February 2009, we acquired Applimation, in June 2009, we acquired AddressDoctor, and in September 2009, we acquired Agent Logic. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate an acquired company’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

In September 2009, we acquired Agent Logic, a leading provider of complex event processing software. In addition, in June 2009, we acquired AddressDoctor, a leading provider of global address validation technology, and in February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (ILM) technology. The successful integration of Agent Logic’s, Applimation’s and AddressDoctor’s technologies, employees, and business operations will place an additional burden on our management and infrastructure. These acquisitions, and others we may make in the future, will subject us to a number of risks, including:

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

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements.  Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays. Most of our sales to government entities have been made indirectly through providers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed, which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations.  If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

In October 2008, our Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of its outstanding Convertible Senior Notes (the “Notes”) due in 2026 in privately negotiated transactions with the holders of the Notes. As of September 30, 2009, Informatica repurchased $29.0 million of its Convertible Senior Notes at a cost of $27.2 million. See Note 4. Convertible Senior Notes and Note 7. Stock Repurchases and Retirement of Convertible Notes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. There was no repurchase of our common stock or the Notes during the three months ended September 30, 2009.

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

November 5, 2009	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2009

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.