Form 10-K
period 2009-12-31
INFORMATICA CORP
filed 2010-03-01
CIK 1080099

2

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).
☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes  ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $1,486,699,000 (based on the last reported sale price of $17.19 on June 30, 2009 on the NASDAQ Global Select Market).

As of January 29, 2010, there were approximately 90,519,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2009.

INFORMATICA CORPORATION

PART I

ITEM 1.  BUSINESS

Overview

Informatica Corporation (“Informatica”) is the leading independent provider of enterprise data integration and data quality software and services. Informatica’s mission is to enable organizations to reduce IT costs and gain a competitive advantage in today’s global information economy by empowering them to gain value from their information assets.

The challenge Informatica addresses is that data is fragmented across and beyond the enterprise and is of varying quality.  During the last two decades, companies have made significant investments in process automation resulting in silos of data created by a variety of packaged transactional applications such as enterprise resource planning (ERP), customer relationship management (CRM), supply chain management (SCM), and custom departmental operational systems. The goal was to make businesses more efficient through automation. However, these applications have increased data fragmentation and complexity because they generate massive volumes of data in disparate software systems that were not designed to share data. Additionally, data is being outsourced to cloud computing and business process outsourcing vendors.  Lastly, data is managed by trading partners including suppliers.  As these systems and the locations of data have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, multiple data formats, multiple data definitions, and highly varied data quality.

Organizations are now finding that the strategic value of information technology goes far beyond process automation. Companies of all sizes require accurate, trustworthy information to run their business, and most information is derived from data. Operational activities generate a constant flow of data inside and beyond the enterprise, but unless the various data streams can be integrated, and the quality of that data is ensured, the amount of real and useful business information derived from such data can be limited. Companies are realizing that they must integrate a wide variety of structured, semi-structured and unstructured data to support their business processes, such as providing a single view of the customer, migrating away from legacy systems to new technologies, having a clearer view of all of the information that resides in multiple databases or consolidating multiple instances of an ERP system. They are also realizing that it is imperative to implement data quality processes to measure, monitor, track and improve the quality of data delivered to the business.

With Informatica’s comprehensive, unified, open and economical data integration technology, Information Technology (IT) organizations can access, discover, cleanse, integrate, and deliver this data, while improving its quality, to the extended enterprise to increase operational efficiency and reduce costs. The Informatica platform is a comprehensive set of technologies to enable a wide variety of complex enterprise-wide data integration initiatives, including: Enterprise Data Integration, Data Quality, Master Data Management, B2B Data Exchange, Application Information Lifecycle Management, Complex Event Processing, and Cloud Data Integration.

In 2009, we continued to broaden the applicability of our technology and focused on product innovation.  Informatica added key elements to the platform, which included Application Information Lifecycle Management through the acquisition of Applimation, Inc. (“Applimation”) and Complex Event Processing through the acquisition of Agent Logic, Inc. (“Agent Logic”). Application Information Lifecycle Management enables IT to cost-effectively manage the proliferation of data volumes through archiving, test data management and enhanced data security. Complex Event Processing enables enterprises to rapidly detect, correlate, analyze and respond to data-driven events. Additionally Informatica’s acquisition of AddressDoctor GmbH (“AddressDoctor”) enhanced Informatica’s Data Quality offering with leading international address data validation solutions for more than 200 countries and territories.

In the fourth quarter of 2009, we launched a version upgrade to our entire data integration platform, Informatica 9. Informatica 9 offers enhancements to empower business and IT collaboration, to make data quality pervasive within the enterprise, and to enable data services based on a service-oriented-architecture (SOA).  Informatica 9 became generally available in December 2009.

We also introduced solutions designed to meet the data needs of the software-as-a-service (“SaaS”) or cloud market. In November, the company unveiled an upgraded and expanded version of its Cloud offerings, Informatica Cloud 9.  The new version is a multi-tenant, enterprise-class data integration platform-as-a-service (“PaaS”). Additionally, the cloud offerings were expanded to include the new Informatica Address Quality Cloud Services and Informatica offerings via Amazon Elastic Compute Cloud (EC2).

We have more than 3,900 customers worldwide, representing a variety of industries, ranging from energy and utilities, financial services, insurance, public sector, healthcare, high technology, manufacturing, retail, services, telecommunications, and transportation. We market and sell our software and services through our sales operations in North and Latin America (including Brazil, Canada, Mexico, and the United States), Europe and Middle East (including Austria, Denmark, France, Germany, Ireland, Israel, Italy, the Netherlands, Portugal, Spain, Switzerland, and the United Kingdom), and Asia-Pacific (including Australia, China, Hong Kong, India, Japan, the Philippines, Singapore, South Korea, and Taiwan). We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors in various regions and industries, including Europe and Middle East, Asia-Pacific, and Latin America, who sublicense our products and provide services and support within their territories.

We began selling our first products in 1996. Through December 31, 2009, substantially all of our revenues have been derived from the sale of our data integration products/platform (and related services): Informatica PowerCenter, Informatica PowerExchange, Informatica Data Explorer, Informatica Data Quality, Informatica Identity Resolution, Informatica B2B Data Exchange, Informatica B2B Data Transformation, Informatica Data Archive, Informatica Data Subset, Informatica Data Privacy, Informatica RulePoint, Informatica Real-Time Alert Manager, Informatica RuleCast, and Informatica Cloud.

Informatica’s corporate headquarters are located at 100 Cardinal Way, Redwood City, California 94063, and the telephone number at that location is (650) 385-5000. We can also be reached at our Web site at www.informatica.com; however, the information in, or that can be accessed through, our Web site is not part of this Report. Informatica was incorporated in California in February 1993 and reincorporated in Delaware in April 1999.

Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on Informatica’s Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC). The SEC also maintains a Web site that contains our SEC filings. The address of the site is www.sec.gov.

Recent Events

On January 28, 2010, the Company acquired Siperian, Inc., (“Siperian”) a private company incorporated in Delaware. Siperian is a leader in the Master Data Management (MDM) infrastructure technology category. MDM provides a holistic, single view of foundational business entities, commonly referred to as master data such as customers, employees, citizens, locations and products. Siperian delivers a multidomain MDM platform to optimize business decisions across multiple entities or considerations, and its technology expedites deployment time with easy-to-configure capabilities. Additionally, with built-in ratings metrics for trustworthiness, business stakeholders can have greater confidence in their master data. The existing product integration and unified architecture, based on the common Informatica Identity Resolution technology, will facilitate cross-sell opportunities for the Company’s data integration and data quality products. The combination of Siperian products and the Informatica Platform will deliver further differentiated value to customers. The Company acquired all the capital stock of Siperian in a cash merger transaction valued at approximately $130 million.

Products

Informatica products enable organizations to gain a competitive advantage in today’s global information economy by empowering them to access, integrate, and trust their information assets. These products comprise a comprehensive, unified, open and economical data integration platform that addresses data integration requirements within the enterprise and beyond.

The following products are included in the Informatica Platform:

Informatica PowerCenter accesses, discovers, and integrates data from virtually any business system, in almost any format, and delivers that data throughout the enterprise at almost any speed to improve operational efficiency. Highly available, high-performing, and fully scalable, Informatica PowerCenter serves as the foundation for enterprise-wide data integration initiatives. There are four editions of Informatica PowerCenter:

●
Informatica PowerCenter Standard Edition includes a high-performance data integration server, a global metadata infrastructure, visual tools for development and centralized administration, and productivity tools to facilitate collaboration among architects, analysts, and developers.

●
Informatica PowerCenter Real Time Edition extends PowerCenter Standard Edition with additional capabilities forintegrating and provisioning transactional or operational data in real time. PowerCenter Real Time Edition provides a foundation for developing sophisticated data services and delivering timely information as a service to support business needs. Key features include change data capture for relational data sources, integration with messaging systems, built-in support for Web services, dynamic partitioning with data smart parallelism, and process orchestration and human workflow capabilities.

●
Informatica PowerCenter Advanced Edition addresses requirements for organizations that are standardizing data integration at an enterprise level, across a number of projects and departments. It includes all the capabilities of PowerCenter Standard Edition and features additional capabilities that are ideal for data governance and integration competency centers, including dynamic partitioning with data smart parallelism and powerful capabilities in metadata analysis, team-based development, and Web-based data profiling and reporting.

●
Informatica PowerCenter Cloud Edition is the world’s first cloud data integration infrastructure that combines the power and scalability of Informatica PowerCenter, with the flexibility, ease of use, and affordability of the latest cloud computing platform. The result is a comprehensive data integration infrastructure-as-a-service (IaaS). IT organizations can handle the unique challenges, such as data security and processing speed, associated with integrating data in the cloud, over a public Internet. It is designed to run in true virtual computing environments, such as the Amazon Elastic Compute Cloud (Amazon EC2).

Additionally, many options are available to extend Informatica PowerCenter’s core data integration capabilities, including the: Data Masking, Enterprise Grid, High Availability, Metadata Exchange, Partitioning, Team-Based Development, and Unstructured Data options.

Informatica PowerExchange is a family of data access products that enable IT organizations to access virtually all sources of enterprise data without having to develop custom data access programs. With the ability to access mission-critical operational data and deliver such data throughout the enterprise, IT organizations can optimize limited resources and the business value of data. Dozens of different data sources and targets are supported, including enterprise applications, databases and data warehouses, mainframes, midrange systems, messaging systems, and technology standards.

Informatica Data Quality delivers pervasive data quality to stakeholders, projects, and data domains, on premise or in the cloud, using a comprehensive and unified platform.

●
Informatica Data Quality puts control of data quality processes into the hands of business information owners. Combiningpowerful data analysis, cleansing, matching, reporting, and monitoring capabilities with an easy-to-use-interface, Informatica Data Quality empowers business information owners to implement and manage enterprise-wide data quality initiatives.

●
Informatica Identity Resolution is a robust, highly scalable identity resolution software that enables companies and government organizations to search and match identity data from more than 60 languages, in both batch and real time.

●
Informatica Data Explorer delivers a complete picture of the content, quality, and structure of enterprise data. Combining powerful data profiling and mapping capabilities with an easy-to-use-interface, Informatica Data Explorer empowers business information owners to investigate, document, and resolve data quality issues.

●
AddressDoctor offers technology to perform global address validation for more than 200 countries and territories. These capabilities include support for multiple levels of addresses such as street level, delivery point validation and geocoding.

Informatica B2B Data Exchange is industry-leading software for multi-enterprise data integration. It adds secured communication, management, and monitoring capabilities to handle data from internal and external sources.

●
Informatica B2B Data Exchange provides a comprehensive technology infrastructure for multi-enterprise data integration, partner management, and business event monitoring. It helps companies collaborate efficiently and cost-effectively with their extended networks of trading partners and customers, which helps companies to reduce costs and protect and grow revenue streams.

●
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

Informatica Application Information Lifecycle Management product family is designed to help IT organizations manage every phase of the data lifecycle, from development and testing to archiving and retirement, while ensuring privacy of that data.

●
Informatica Data Archive is highly scalable, high-performance software that helps IT organizations cost-effectively manage the proliferation of data volumes in a range of enterprise business applications. The software enables IT teams to safely and easily archive application data, including master, reference, and transactional data, and to readily access it when needed. Informatica Data Archive helps IT organizations manage increasing data volumes in production environments by safely archiving application data and data warehouses, providing seamless access to archived data, and delivering the archived data to the business as needed.

●
Informatica Data Subset is flexible enterprise software that automates the process of creating smaller, targeted test databases from large, complex databases. With referentially intact, smaller targeted copies of production data, IT organizations can dramatically reduce the amount of time, effort, and disk space necessary to support test environments.

●
Informatica Data Privacy is comprehensive, flexible, and scalable software for managing access to sensitive application data, such as credit card information, Social Security numbers, names, addresses, and phone numbers. The software prevents the unintended exposure of confidential information and is designed to reduce the risk of data breaches.

Informatica Complex Event Processing (CEP) enables enterprises to rapidly detect, correlate, analyze and respond to data-driven events. The combination of CEP and data integration enables organizations to be more responsive, adaptable and agile.

●
Informatica RulePoint is an easy-to-use server that provides instant intelligence by combining user-applied logic with multiple sources of data.  Such combinations enable right-time responses to threats or opportunities as they occur.

●	Informatica Real-Time Alert Manager provides a Web-based, persistent communications channel for receiving alerts about critical threats and opportunities received from RulePoint.

●
Informatica RuleCast enables developers to create Event Stream Processing (ESP) solutions rapidly from a diverse set of data sources such as message queues, databases, telemetry feeds, and control systems.

Informatica Cloud consists of Informatica Data Integration Cloud Services and the Informatica Data Integration Cloud Platform. Informatica Cloud Services deliver purpose-built data integration cloud applications to allow business users to integrate data across cloud-based applications and on-premise systems and databases. The Informatica Cloud Platform takes advantage of the underlying PowerCenter data integration to enable customers and partners to build, manage, and share custom data integration services in the cloud.

Services

We offer a comprehensive set of services, including product-related customer support, consulting services, and education services. Additionally, we offer certain products as services, priced on a subscription pricing basis. Through strategically located Support Centers in the United States, Ireland, Spain, the Netherlands, the United Kingdom, Brazil, China, India, and Japan, we provide technical support for Informatica software deployments, both regional installations as well as geographically dispersed projects. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “my.informatica.com.”

Our consulting services are focused on helping customers to become agile data-driven enterprises both tactically and strategically.  Our services range from initial configuration of the Informatica platform, knowledge transfer to customers and partners, designing and implementing custom data integration solutions, project audit, and performance tuning, to helping customers implement enterprise-wide integration strategies such as Integration Competency Centers or leadership Lean Integration practices.  Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement and sustain business solutions using our integration platform.

Our Professional Services consultants use a services methodology called Informatica Velocity to guide the successful implementation of our software. Our services methodology reflects the best practices that Informatica has developed and refined through hundreds of successful projects. Informatica Velocity covers each of the major implementation project phases, including manage, analyze, design, build, test, deploy, and operate. Where applicable, Informatica Velocity includes technical white papers as well as sample project documentation and even sample implementations (mappings) of specific technical solutions.

We offer a global comprehensive role-based curriculum of product and solution oriented education offerings to enable our customers and strategic partners to build proficiency in using our products. Informatica delivers education services in more than 45 countries and over 50 course offerings through instructor led, virtual academy, and eLearning delivery options to make training easy and cost effective. We have established the Informatica Certification Program for both PowerCenter and Informatica Data Quality, which has created a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.

We also make available a number of products as services, priced on a subscription licensing bases. For example, Informatica’s address validation, which allows customer to validate addresses against a continuously updated global database of addresses, is available as a service on a monthly subscription basis. Additionally, a number of our Cloud Services, such as the Informatica Cloud Data Quality Assessment service, are available via monthly subscriptions. Lastly, Informatica PowerCenter Cloud Edition, which is available on and through Amazon EC2, is priced on an hourly and capacity basis, and in 2009 the revenues related to Informatica PowerCenter Cloud Edition has not been material. Products delivered as a service allow customers to get specific, limited functionality at an attractive entry price point.

Our Partners

Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. Our partners that resold and/or referred more than $2,000,000 each in license orders in 2009 were Accenture, Affecto, Cap Gemini, Carahsoft Technology, Deloitte Consulting, Hewlett-Packard, IPI Grammtech, Infosys, SMF Systems Technology, STK Consultoria, Tata Consultancy Services, Teradata, and Wipro. Our original equipment manufacturer (OEM) partners that generated more than $500,000 each in license orders for us in 2009 were ACS State Healthcare, Hewlett-Packard, Oracle, Risk Management Solutions, and Siperian, which we acquired in January 2010.

Our Customers

More than 3,900 companies worldwide rely on Informatica for their data integration and data quality needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy and utilities, financial services, government and public sector, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation. The top three industry contributors in 2009 were financial services, healthcare, and public sector.

No single customer accounted for 10% or more of our total revenues in 2009, 2008, or 2007.

Our Market Strategy

Broader Enterprise Data Integration: Beyond the Data Warehouse.  Our goal is to be the market leader in the enterprise data integration market, which includes data integration, data quality, master data management, cross-enterprise data exchange, information lifecycle management, complex event processing, and cloud data integration. Our strategy is to grow at a rate faster than the market by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data warehouse and data integration initiatives. We address the growing enterprise data integration market with a product set that we believe is well-suited to rapidly deliver value to our customers.

Broader Geographical Reach. Our goal is to expand our presence and sales around the world, particularly in areas beyond our historic base in North America.  Over the past several years, we have expanded our presence and capabilities in a number of regions. We currently have a direct sales presence in 24 countries and an indirect presence, through distributors and partners, in a total of 82 countries.  We also have development centers in 12 countries, professional services staff in 19 countries and technical support centers in 10 countries, including the United States, Brazil, the Netherlands, India and Singapore.  Our goal is to leverage our partnerships, direct sales staff and our support resources to add new customers in regions outside North America.

Advancing Product Leadership. Our goal is to grow in all product categories. In August 2009, we delivered the PowerCenter Cloud Edition to enable our customers to procure PowerCenter functionality from Amazon Web Services by the hour. In November 2009, we announced Informatica Cloud 9. The Informatica Cloud Platform allows our customers to leverage their investment by building and sharing custom integration functions in the cloud. Also in the fourth quarter, we announced that PowerCenter Cloud Edition is now in production running on Amazon EC2. In December 2009, we delivered a version upgrade to our entire data integration platform, Informatica 9. Informatica 9 is a comprehensive, unified, open, and economical data integration platform. With pervasive data quality, the Informatica 9 data integration platform delivers trusted data, at any latency, across the entire data integration life cycle. In January 2010, the Informatica Cloud Platform was recognized as the AppExchange Best of Data Integration 2009 products.

Customers, Consulting Partners, and Third-Party Developers: Leveraging Installed Base and Community to Extend Informatica’s Presence.  We have an installed customer base that spans a wide range of industries. As of December 31, 2009, more than 3,900 customers worldwide and 84 of the Fortune 100 companies on the Fortune 2009 list had licensed our products. Informatica Technology Network (formerly Informatica Developer Network), created in 2001, has grown to over 52,000 members in more than 170 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica’s presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence.

Partnerships and Strategic Alliances: Extending the Ecosystem.  We have alliances and strategic partnerships with leading enterprise software providers, systems integrators, and hardware system vendors. These alliances furnish sales and marketing support and access to required technology, while also providing complementary products and services for our joint customers. More than 195 companies help market, resell, or implement Informatica’s solution around the world. Additionally, more than 65 companies have embedded our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products.

Sales, Marketing, and Distribution

We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2009, we employed 611 people in our sales and marketing organization worldwide.

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

In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors, and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. In some cases, they resell our products, bundling them with their broader service offerings. In other cases, they refer direct sales of our products. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.

Research and Development

As of December 31, 2009, we employed 515 people in our research and development organization. This team is responsible for the design, development, release and maintenance of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with a product-marketing manager, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined agile software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations.

When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.

Approximately 40% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, Germany, India, Ireland, Israel, the Netherlands, and the United Kingdom. The international development teams are focused on development and quality assurance work of our data integration and data quality technologies. Our international development effort is intended to both increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $78.4 million in 2009, $72.5 million in 2008, and $69.9 million in 2007.

Competition

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as vendors of enterprise data integration solutions such as IBM (which acquired Ascential Software, Cognos, and Data Mirror and announced its plan for acquisition of Initiate Systems), and vendors of data integrations solutions, Microsoft, Oracle (which acquired BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek and Sunopsis), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. With regard to data quality, we compete against SAP (which acquired Business Objects), Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies.

We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including neutrality, dependability, user efficiency, quality of products, services, support, and versatility. We believe that we currently compete favorably with respect to these factors. For a further discussion of our competition, see “Risk Factors — If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline” in Item 1A.

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and third quarters of the year and seasonally stronger demand in the fourth quarter. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to the holiday season and internal meetings, which result in fewer billable hours for our consultants and fewer education classes.

Intellectual Property and Other Proprietary Rights

Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 22 patents issued in the United States, two patents issued in the European Union, three patents issued in Canada, eight patent applications pending in the United States, eight patent applications pending in Canada, three patent applications pending in the European Union, two patent applications pending in Australia and one patent application pending in New Zealand. Our issued patents are scheduled to expire at various times through February 2024. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business.

Employees

As of December 31, 2009, we had a total of 1,755 employees, including 515 people in research and development, 611 people in sales and marketing, 429 people in consulting, customer support, and education services, and 200 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

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

The recent weak macroeconomic environment and associated global economic conditions resulted in a tightening of the credit markets, low levels of liquidity in many financial markets, extreme volatility in credit, equity and foreign currency markets including the Europe sovereign debt markets and volatility in various markets including the financial services sector which typically is the largest vertical segment that we serve. These conditions affected the buying patterns of our customers and prospects and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though the economic conditions appear to be improving, if such conditions reoccur or if the pace of economic recovery is slow or uneven, our results of operations could be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa (EMEA). There are significant risks with overseas investments and our growth prospects in these regions are uncertain. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace with Oracle’s acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, Cognos, DataMirror, and announced its plan for acquisition of Initiate Systems), Microsoft, Oracle (which acquired BEA Systems, GoldenGate Software, Hyperion Solutions, Siebel, SilverCreek, and Sunopsis), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenues and operating expenses has been immaterial although in the fourth quarter of 2008 and the first half of 2009, the decline in the U.S. dollar and the increased volatility in currency markets caused a greater than historical impact. However the sequential impact of the foreign currency exchange rate fluctuation diminished near the end of 2009. Beginning in the fourth quarter of 2008, we have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

New product introductions and product enhancements may impact market acceptance of our products and affect our results of operations.

We believe that the introduction and market acceptance of new products and the enhancement of existing products are important to our continued success. New product introductions and product enhancements have inherent risks including, but not limited to, delayed product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In August 2009, we delivered the PowerCenter Cloud Edition to enable customers to procure PowerCenter functionality from Amazon Web Services by the hour. In addition, we released Informatica 9 in December 2009. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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

Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes, in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.

We have expanded our international operations and have opened new sales offices in other countries. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability. We have experienced some increases in revenue and sales productivity in the United States in the past few years. While in the past two years, we have experienced increases in revenue and sales productivity internationally, we have not yet achieved the same level of sales productivity internationally as domestically.

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

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals, including the date when they estimate that a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the recent global weak macroeconomic environment. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.

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

Although our strategic partnership with IBM’s Business Consulting Services group has been successful in the past, IBM’s acquisition of Ascential Software, Cognos, DataMirror, and announcement of its plan for acquisition of Initiate Systems has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s acquisition of Business Objects may also make such strengthening with other strategic partners more critical. In addition, with respect to our acquisition of AddressDoctor, we will continue to work toward maintaining AddressDoctor’s pre-existing supplier relationships and current partnership relationships, some of which compete with other aspects of our business. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in 2008 and has remained depressed in certain geographies in 2009. The global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in January 2006, we acquired Similarity Systems, in December 2006, we acquired Itemfield, in May 2008, we acquired Identity Systems, Inc. (“Identity Systems”), in October 2008, we acquired PowerData Iberica, S.L. (“PowerData”), in February 2009, we acquired Applimation, in June 2009, we acquired AddressDoctor, in September 2009, we acquired Agent Logic, and in January 2010, we acquired Siperian. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances of Informatica and the acquired companies, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate an acquired company’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

In January 2010, we acquired Siperian, a leader in the Master Data Management (MDM) infrastructure technology category. In September 2009, we acquired Agent Logic, a leading provider of complex event processing software. In addition, in June 2009, we acquired AddressDoctor, a leading provider of global address validation technology, and in February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (ILM) technology. The successful integration of Siperian’s, Agent Logic’s, Applimation’s and AddressDoctor’s technologies, employees, and business operations will place an additional burden on our management and infrastructure. These acquisitions, and others we may make in the future, will subject us to a number of risks, including:

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

Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third-party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. The continued consolidation in the enterprise software market may heighten these risks. Furthermore, our expanding product line, including our combination of products delivered on a comprehensive, unified and open data integration platform makes maintaining interoperability more difficult as various products may have different levels of interoperability and compatibility, which may change from version to version. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third-party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of voluntary turnover decrease in 2008 and 2009, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

We currently do not have any key-man life insurance relating to our key personnel, and the employment of the key personnel in the United States is at will and not subject to employment contracts. We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent.

If the market in which we sell our products and services does not grow as we anticipate, we may not be able to increase our revenues at an acceptable rate of growth, and the price of our common stock could decline.

The market for software products, which enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization, continues to change. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, single-view projects, and data quality. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Additionally, we expect growth in the areas of on-demand software-as-a-service (SaaS) offerings. Our potential customers may:

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

Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements including: Business Combination, Accounting for Uncertainty in Income Taxes, Stock Compensation, and variations in the estimated and actual level of annual pre-tax income. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.

We have been under examination by the Internal Revenue Service and state and foreign taxing authorities for the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.

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

During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements. Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Senior Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN No. 48 (ASC 740), further add to the reporting complexity and increase the potential risks of our ability to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

We need to continue to improve our internal systems, processes, and controls to effectively (1) manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets, and (2) realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. For our systems process and controls, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on such systems, processes, or controls. In addition, we may not be able to successfully implement upgrades and improvements to these systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.

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

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in August 2007, JuxtaComm Technologies filed a complaint in the Eastern District of Texas alleging patent infringement against the following defendants, including us: Ascential Software Corporation, Business Objects SA, Business Objects America, CA, Inc., Cognos, Inc., Cognos Corporation, DataMirror, Inc., Fiorano Software, Inc., Hummingbird Ltd., International Business Machines Corporation, Informatica Corporation, Information Builders, Inc., Intersystems, Inc., Iway Software Company, Metastorm, Inc., Microsoft Corporation, Open Text Corporation, Software AG, Software AG, Inc., Sybase, Inc., and Webmethods, Inc. Some defendants, including Informatica, have settled with JuxtaComm. More recently, in November 2008, Data Retrieval Technologies LLC filed a complaint in the Western District of Washington against Sybase, Inc. and us, alleging patent infringement.

Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims, including those claims brought by Data Retrieval Technologies LLC, include the following:

●	we would be and have been obligated to incur significant legal costs and expenses defending the patent infringement suit;

●	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us;

●	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

●	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

●	we may be forced to discontinue the sale of some or all of our products.

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

The risk of not adequately protecting our proprietary technology and our exposure to competitive pressures may be increased if a competitor should resort to unlawful means in competing against us. For example, in July 2003, we settled a complaint against Ascential Software Corporation, which was subsequently acquired by IBM, in which a number of former Informatica employees recruited and hired by Ascential misappropriated our trade secrets, including sensitive product and marketing information and detailed sales information regarding existing and potential customers, and unlawfully used that information to benefit Ascential in gaining a competitive advantage against us. Although we were ultimately successful in this lawsuit, there are no assurances that we will be successful in protecting our proprietary technology from competitors in the future.

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

In March 2006, we issued $230 million aggregate principal amount of Convertible Senior Notes due 2026. As of December 31, 2009, $201 million of the Notes were outstanding. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. If Informatica’s stock price declines and the interest rates rise, we may be required to settle the Notes in cash. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements.  Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments.

Most of our sales to government entities have been made indirectly through providers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed, which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations.  If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or should our products not perform as contemplated in government deployments.

The recognition of share-based payments for employee stock option, RSUs, and employee stock purchase plans has adversely impacted our results of operations.

The adoption of FASB’s Compensation – Stock Compensation (ASC 718) has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and number of diluted shares outstanding and reduced our operating income, and diluted earnings per share. The effect of share-based payment on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Some of our facilities in Asia experienced disruption as a result of the December 2006 earthquake off the coast of Taiwan, which caused a major fiber outage throughout the surrounding regions. The outage affected network connectivity, which has been restored to acceptable levels. Such disruption can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake or any other natural disaster or man-made failure occurs, it could disrupt the operations of our affected facilities and recovery of our resources. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in a leased facility at the Seaport Plaza in Redwood City, California and consist of approximately 159,000 square feet. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for an additional three years to December 31, 2013. The facility is used by our administrative, sales, marketing, product development, customer support, and services groups.

We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Boston, Massachusetts; Chicago, Illinois; Old Greenwich, Connecticut; New York, New York; Raleigh, North Carolina, and Reston and Vienna, Virginia, which are primarily used for sales, marketing, services, and to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Toronto, Canada; Paris, France; Frankfurt, Germany; Nieuwegein, the Netherlands; Lisboa, Portugal; Barcelona and Madrid, Spain; Maidenhead, the United Kingdom; Sydney, Australia; Beijing, China; Mumbai and New Delhi, India; Seoul, South Korea; Dublin, Ireland; Tel Aviv, Israel; Sao Paulo, Brazil; Tokyo, Japan; and Singapore. We also lease facilities in Bangalore, India and Canberra City, Australia where our offices are primarily used for product development. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through October 2017. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2009.

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

	High	Low
Year ended December 31, 2009:
Fourth quarter	$26.68	$21.23
Third quarter	$22.71	$16.50
Second quarter	$17.57	$13.35
First quarter	$14.79	$11.59
Year ended December 31, 2008:
Fourth quarter	$14.38	$11.00
Third quarter	$17.91	$12.77
Second quarter	$18.21	$15.04
First quarter	$19.31	$15.39

Holders of Record

At January 29, 2010, there were approximately 106 stockholders of record of our common stock, and the closing price per share of our common stock was $23.69. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities and Convertible Senior Notes by the Issuer and Affiliated Purchasers

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock until April 2007. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million for the stock repurchase program. In October 2008, our Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. See Note 6. Convertible Senior Notes and the subsection Stock Repurchase Plan in Note 7. Stockholders’ Equity, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2009.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1 — October 31	—	—	—	$4,141
November 1 — November 30	171,600	$22.20	171,600	$326
December 1 — December 31	—	—	—	$326
Total	171,600	$22.20	171,600
____________

(1)	All shares repurchased in open-market transactions under our repurchase program described above.

We will include our performance graph that compares the five-year cumulative total return to stockholders on our common stock for the period ended December 31, 2009, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index in our annual report to stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2009, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenues:
License	$214,322	$195,769	$175,318	$146,092	$120,182
Service	286,371	259,930	215,938	178,506	147,249
Total revenues	500,693	455,699	391,256	324,598	267,431
Cost of revenues:
License	3,135	3,291	3,693	6,978	4,465
Service	76,549	80,287	69,174	58,402	46,801
Amortization of acquired technology	7,950	4,125	2,794	2,118	922
Total cost of revenues	87,634	87,703	75,661	67,498	52,188
Gross profit	413,059	367,996	315,595	257,100	215,243
Operating expenses:
Research and development	78,352	72,522	69,908	54,997	42,585
Sales and marketing	192,747	177,339	158,298	138,851	118,770
General and administrative	41,449	37,411	35,531	28,187	20,583
Amortization of intangible assets	10,051	4,575	1,441	653	188
Facilities restructuring charges	1,661	3,018	3,014	3,212	3,683
Acquisitions and other	(570)	390	—	1,340	—
Patent related litigation proceeds net of patent contingency accruals	—	(11,495)	—	—	—
Total operating expenses	323,690	283,760	268,192	227,240	185,809
Income from operations	89,369	84,236	47,403	29,860	29,434
Interest income and other, net	449	7,737	15,237	11,823	6,544
Income before income taxes	89,818	91,973	62,640	41,683	35,978
Income tax provision	25,607	35,993	8,024	5,477	2,174
Net income (1)	$64,211	$55,980	$54,616	$36,206	$33,804
Basic net income per common share(1)	$0.73	$0.64	$0.63	$0.42	$0.39
Diluted net income per common share(1)	$0.66	$0.58	$0.57	$0.39	$0.37
Shares used in computing basic net income per common Share	87,991	88,109	87,164	86,420	87,242
Shares used in computing diluted net income per common share	103,312	103,278	103,252	92,942	92,083
____________

(1)	Net income and net income per share include the impact of share-based payments of $17.9 million, $16.3 million, $16.0 million, and $14.1 million for the years ended December 31, 2009, 2008, 2007, and 2006 respectively, which are not included in years prior to 2006. See Note 8. Share-Based Payments, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$159,197	$179,874	$203,661	$120,491	$76,545
Short-term investments	305,283	281,055	281,197	280,149	185,649
Restricted cash	—	—	12,122	12,016	12,166
Working capital	358,435	371,552	410,275	311,174	187,759
Total assets	989,622	863,112	798,644	696,765	441,022
Long-term debt	201,000	221,000	230,000	230,000	—
Total stockholders’ equity	483,113	355,955	312,542	227,163	222,730

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, share-based payments, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisitions of Agent Logic, AddressDoctor, Applimation, and Siperian; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part I, Item 1A Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses for cloud offerings under the SaaS model from our customers and partners. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 10% or less of total consolidated revenues during the past three years.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.

Despite the uncertainty in the financial markets and the weak macroeconomic environment in the United States and many foreign economies, we were able to grow our total revenues in 2009 by 10% to $500.7 million compared to $455.7 million in 2008. License revenues increased 9% year over year, primarily due to an increase in both the volume of our license transactions and the average sales price of these transactions. Services revenues increased 10% year over year due to 16% growth in maintenance revenues partially offset by a 4% decrease in consulting, education, and other revenues. The maintenance revenue growth is attributable to the increased size of our installed customer base and the decline in consulting and education service revenues reflects our customers’ trend toward deferring spending and reducing education and consulting budgets. Our operating income as a percentage of revenues has remained consistent at 18% for both years ended December 31, 2008 and 2009.

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

On January 28, 2010, we acquired Siperian, a private company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to most business requirements. The acquisition extends our data integration software to include Siperian’s technology. We acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment set forth therein. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds will be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions:  The United States and many foreign economies continue to experience adversity driven by varying macroeconomic conditions including the remaining uncertainty in the credit markets and financial markets, instability of major financial institutions, deterioration in the housing and labor markets and volatility in fuel prices. As a result of these conditions, the United States and global economies reflect a weak macroeconomic environment, which is expected to continue. While we have seen improvement in the economy in the United States and parts of Europe, the adverse conditions, which are beyond our control, are likely to continue to have an adverse effect on our business. As a result, we have reduced expenses in certain areas and have tempered our hiring plans in areas that have not yet shown macroeconomic improvement.

●
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek, and Sunopsis; IBM’s acquisition of Cognos, DataMirror, and SPSS, and its announced plan for acquisition of Initiate Systems; and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

●
New Product Introductions:  To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In August 2009, we delivered the PowerCenter Cloud Edition to enable our customers to procure PowerCenter functionality from Amazon Web Services by the hour. In November, 2009, we released Informatica Cloud 9. In December 2009, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given these risks and the recent introduction of these products, we cannot predict their impact on our overall sales and revenues.

●
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The current macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies.

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

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including data quality, master data management, cross-enterprise data exchange, information lifecycle management, complex event processing, and cloud data integration to our customers’ enterprise architects and chief information officers. We have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability, although we experienced a tougher than expected selling environment in certain regions in 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. In the second half of 2009, we experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiations, and key business values. These programs include user conferences for customers and partners, a “world tour” of user days for our customers, prospects and partners for the Informatica 9 launch, our annual sales kickoff conference for all sales and key marketing personnel in January, “Webinars” for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral. We have also invested in partner enablement programs, including product-specific briefings to partners and the inclusion of several partners in our beta programs.

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

     Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles (“GAAP”) in the United States that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of such rules. These rules and their interpretations are often subject to change. Consequently, the revenue recognition process requires management to make significant judgments; for example, to determine if collectibility is probable.

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), professional services, consisting of consulting and education services, and other revenues, consisting of software subscription, and cloud services revenues. We follow the appropriate revenue recognition rules for each type of revenues. The basis for recognizing software license revenue is determined by FASB Software Revenue Recognition (ASC 985-605-25), FASB Revenue Recognition for Construction-Type and Production-Type Contracts (ASC 605-35), and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.

We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. We require evidence of sell-through from resellers and distributors for order acceptance.  We then recognize revenue from resellers and distributors upon shipment if all other revenue recognition criteria are met, which in substantially all cases is upon collection. Further, we make judgments in determining the collectibility of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectibility, and when a customer is not deemed credit worthy, revenue is recognized when payment is received.

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

Other revenues, consisting of software subscription, and cloud services revenues, are recognized as the services are performed.

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

     Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with FASB Income Taxes (ASC 740). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We account for any income tax contingencies in accordance with ASC 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account with the exception of revaluing deferred taxes for California relating to 2011 and thereafter.

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

In assessing the need for any additional valuation allowance, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2009, consistent with prior years it was considered more likely than not that our non share-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of FASB Stock Compensation (ASC 718).

     Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with FASB Intangibles – Goodwill and Other (ASC 350), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by ASC 350. Consistent with our determination that we have only one reporting segment, we have determined that there is only one “Reporting Unit”. We test goodwill for impairment in our annual impairment test on October 31 of each year, using the two-step process required by ASC 350. First, we review the carrying amount of the “Reporting Unit” compared to the “fair value” of the “Reporting Unit” based on quoted market prices of our common stock. Second, if such comparison reflects potential impairment, we would then perform the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates that we use to manage our business. An excess of the carrying value to fair value might indicate a potential goodwill impairment. Finally, if we determine that goodwill might have been impaired, then we would compare the “implied fair value” of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any.

We determined in our annual impairment tests on October 31, 2009, 2008, and 2007 that the fair value of our “Reporting Unit” exceeded the carrying amount and, accordingly, determined that goodwill had not been impaired and is not at risk of failing. We have made assumptions and estimates about future values and remaining useful lives which are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends as well as internal factors such as changes in our business strategy and our internal forecasts. Although we believe that the assumptions and estimates that we have made are sound and reasonable, but nevertheless the result of our financial operations would have been materially different if we hade made different assumptions and estimates.

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

Accounting for business combinations has been impacted by ASC 805. Under the new accounting pronouncement, we expense transaction costs and restructuring expenses related to the acquisition as incurred. In contrast, we treated transaction costs and restructuring expenses as part of the cost of the acquired business previously, thus effectively capitalizing those amounts within the basis of the acquired assets. Further, pursuant to ASC 805, we identify pre-acquisition contingencies and determine their respective fair values as of the end of the purchase price allocation period. We will adjust the amounts recorded as pre-acquisition contingencies in our operating results in the period in which the adjustment is determined. Furthermore, any adjustment applicable to acquisition related tax contingencies estimates will be reflected in our operating results in the period in which the adjustment is determined. Moreover, we identify the in-process research and development costs and determine their respective fair values and reflect them as part of the purchase price allocation. In-process research and development costs, under the new guidance, meet the definition of asset, and we classify them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired.

     Share-Based Payments

We account for share-based payments related to share-based transactions in accordance with the provisions of FASB Stock Compensation (ASC 718). Accordingly, share-based payment is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of share-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could shift the share-based payments from one period to the next.

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) Share-Based Payments (ASC 718) in 2006. Our volatility rates were 37-48%, 38-54%, and 37-41% for 2009, 2008, and 2007, respectively.

The decrease in 2009 from 2008 was due to a decline in the implied components of our volatility rates. The increase in 2008 from 2007 was due to fluctuations in our stock price during the latter part of 2008. Our historical volatility in 2009 compared to 2008 and 2008 compared to 2007 remained relatively unchanged. Our implied volatility rates in 2009 declined compared to 2008 and in 2008 increased compared to 2007. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We do not expect that changes in the volatility rates to impact our future share-based payments materially due to the limited amount of recent option grants.

We derived our expected life of the options that we granted in 2009 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We increased our expected life estimate from 3.3 years in 2008 to 3.6 years in 2009. The higher expected life of options was mainly due to lower exercises in 2008. We do not expect that changes in the expected life to impact our future share-based payments materially due to the limited amount of recent option grants.

In addition, we apply an expected forfeiture rate in determining the amount of share-based payments. Our estimate of the forfeiture rate is based on an average of actual forfeited options granted to new employees for the past four quarters. We lowered our forfeiture rate, for the quarter ended March 31, 2009, from 10% to 8%, which increased our share-based payments in the first quarter of 2009 by approximately $177,000. The forfeiture rate for the last three quarters of 2009 remained unchanged from the first quarter of 2009.

We have granted Restricted Stock Units (“RSUs”) to our executive officers, certain employees, and directors in 2009. We have recorded the share-based payment for RSUs net of the 10% forfeiture estimate. We estimate our forfeiture rate for RSUs based on an average of actual forfeited option awards for the past four quarters.

We believe that the estimates that we have used for the calculation of the variables to arrive at share-based payments are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

     Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of income and cash flows. Our allowance for doubtful accounts at December 31, 2009 and 2008 was $3.5 million and $2.6 million, respectively.

Results of Operations

The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2009	2008	2007
Revenues:
License	43%	43%	45%
Service	57	57	55
Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Service	15	18	18
Amortization of acquired technology	2	1	—
Total cost of revenues	18	20	19
Gross profit	82	80	81
Operating expenses:
Research and development	16	16	18
Sales and marketing	38	39	41
General and administrative	8	8	9
Amortization of intangible assets	2	1	—
Facilities restructuring charges	—	1	1
Acquisitions and other	—	—	—
Patent related litigation proceeds net of patent contingency accruals	—	(3)	—
Total operating expenses	64	62	69
Income from operations	18	18	12
Interest income and other, net	—	2	4
Income before income taxes	18	20	16
Income tax provision	5	8	2
Net income	13%	12%	14%

Revenues

Our total revenues were $500.7 million in 2009 compared to $455.7 million in 2008 and $391.3 million in 2007, representing growth of $45.0 million (or 10%) in 2009 from 2008 and $64.4 million (or 16%) in 2008 from 2007. The increase is due to a growing customer installed base, an increase in the number of license transactions, the average sales price of those transactions, and strategic acquisitions of complementary businesses and products during the last 12 months. In 2009, less than 4% of our total revenues and less than 40% of our growth in revenues were due to our 2009 acquisitions. See Note 20. Acquisitions of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table and discussion compare our revenues by type for the three years ended December 31, 2009:

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
License	$214,322	$195,769	$175,318	9%	12%
Service revenues:
Maintenance	215,315	186,212	151,246	16%	23%
Consulting, education, and other	71,056	73,718	64,692	(4)%	14%
Total service revenues	286,371	259,930	215,938	10%	20%
Total revenues	$500,693	$455,699	$391,256	10%	16%

License Revenues

Our license revenues increased to $214.3 million (or 43% of total revenues) in 2009 compared to $195.8 million (or 43% of total revenues) in 2008, and $175.3 million (or 45% of total revenues) in 2007, representing growth of $18.6 million (or 9%) in 2009 from 2008, and $20.5 million (or 12%) in 2008 from 2007. The increase in license revenues in 2009 from 2008 was primarily due to an increase in both the number of license transactions and the average sales price of those transactions, resulting in growth of license revenues primarily in North America. The increase in license revenues in 2008 from 2007 was primarily due to an increase in the volume of transactions, partially offset by a decrease in the average size of the transactions.

The number of transactions greater than $1.0 million increased to 28 in 2009 from 21 and 26, in 2008 and 2007, respectively. The total number of new customers that we added in 2009, 2008, and 2007 including the number of customers added through acquisitions was 479, 464, and 239, respectively. We had license revenue transactions with 1,020 existing customers in 2009 compared to 927 and 855 in 2008 and 2007, respectively. Our growth in license revenues reflects the continued market acceptance of the most recent versions of our data integration and data quality products introduced in 2008 and 2009.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in 2009, including upgrades, for which we charge customers an additional fee, increased to $360,000 from $314,000 and $339,000 in 2008 and 2007, respectively.

Service Revenues

Maintenance Revenues

Maintenance revenues increased to $215.3 million (or 43% of total revenues) in 2009 from $186.2 million (or 41% of total revenues) in 2008, and $151.2 million (or 39% of total revenues) in 2007, representing growth of $29.1 million (or 16%) in 2009 from 2008, and $35.0 million (or 23%) in 2008 from 2007. The increases in maintenance revenues in 2009 and 2008 were primarily due to the increasing size of our customer installed base and recent acquisitions.

We expect maintenance revenues to increase in 2010 from the 2009 levels due to our growing installed customer base.

Consulting and Education, and Other Services Revenues

Consulting, education, and other services revenues were $71.1 million (or 14% of total revenues) in 2009, $73.7 million (or 16% of total revenues) in 2008, and $64.7 million (or 16% of total revenues) in 2007. The $2.7 million (or 4%) decrease in 2009 compared to 2008 was primarily due to our customers’ trend toward deferring spending and reducing education and consulting budgets. The decline occurred primarily in the first half of 2009 and stabilized subsequently during the second half as macroeconomic environment improved.

The $9.0 million (or 14%) increase in 2008 compared to 2007 was primarily due to a higher demand for our consulting and education services globally.

Our utilization rates have declined recently due to the global economic slowdowns. As a result, we expect our revenues from consulting, education, and other services to slightly increase or remain the same in 2010 from the 2009 levels.

International Revenues

Our international revenues were $178.8 million (or 36% of total revenues) in 2009, $158.6 million (or 35% of total revenues) in 2008, and $127.1 million (or 32% of total revenues) in 2007, representing an increase of $20.2 million (or 13%) in 2009 from 2008 and an increase of $31.5 million (or 25%) in 2008 from 2007. International revenues all major geographic regions increased in 2009 compared to 2008.

The $20.2 million (or 13%) increase in 2009 from 2008 was primarily due to an increase in international maintenance revenue as a result of a larger and growing installed customer base, and an increase in international license and service revenues in Latin America and in Europe.

The $31.5 million (or 25%) increase in 2008 from 2007 was primarily due to an increase in international license and service revenues as a result of a larger and growing installed customer base.

We expect international revenues as a percentage of total revenues in 2010 to be relatively consistent with 2009.

Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)

Our potential future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) orders received from certain distributors, resellers, and OEMs, not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter.  The increase, however, was less pronounced at the end of 2008. Aggregate backlog and deferred revenues at December 31, 2009 were approximately $171.8 million compared to $148.1 million at December 31, 2008. This increase in 2009 was primarily due to an increase in deferred maintenance revenues and an increase in license backlog. Backlog and deferred revenues, as of any particular date, are not necessarily indicative of future results.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Cost of license revenues	$3,135	$3,291	$3,693	(5)%	(11)%
Cost of service revenues	76,549	80,287	69,174	(5)%	16%
Amortization of acquired technology	7,950	4,125	2,794	93%	48%
Total cost of revenues	$87,634	$87,703	$75,661	—%	16%
Cost of license revenues, as a percentage of license revenues	1%	2%	2%	(1)%	—%
Cost of service revenues, as a percentage of service revenues	27%	31%	32%	(4)%	(1)%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $3.1 million (or 1% of license revenues) in 2009, $3.3 million (or 2% of license revenues) in 2008, and $3.7 million (or 2% of license revenues) in 2007. The $0.2 million (or 5%) decrease in 2009 from 2008 was primarily due to the smaller proportion of royalty based products being shipped in 2009. The $0.4 million (or 11%) decrease in 2008 from 2007 was primarily due to the smaller proportion of royalty based products being shipped in 2008.

We expect that our cost of license revenues in 2010, as a percentage of license revenues, to be consistent with or slightly higher than 2009 levels.

Cost of Service Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to postal authorities and other third parties for content. Cost of service revenues was $76.5 million (or 27% of service revenues) in 2009, $80.3 million (or 31% of service revenues) in 2008, and $69.2 million (or 32% of service revenues) in 2007.

The $3.7 million (or 5%) decrease in 2009 from 2008 was primarily due to a $1.6 million reduction in reimbursable expenses, a $1.2 million reduction in subcontractor fees, and $1.1 million reduction in personnel related costs related to consulting and education services, offset by a $0.2 million increase in share-based payments. The reduction in consulting and education services costs is as a result of corresponding lower revenues in consulting and education services in 2009 compared to 2008.

The $11.1 million (or 16%) increase in 2008 from 2007 was proportional to the increase in service revenues and was primarily due to higher subcontractor fees in our consulting services group and headcount growth primarily in the customer support group. The headcount in customer support, professional services, and education services groups grew from 351 in 2007 to 407 in 2008.

We expect that our cost of service revenues, in absolute dollars, to increase in 2010 from the 2009 levels, mainly due to headcount increases associated with increased service revenues. We expect, however, the cost of service revenues in 2010, as a percentage of service revenues, to remain relatively consistent with 2009 levels.

Amortization of Acquired Technology

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $8.0 million, $4.1 million, and $2.8 million in 2009, 2008, and 2007, respectively. The $3.8 million (or 93%) increase in 2009 from 2008 is the result of amortization of certain technologies that we acquired in May 2008, October 2008, February 2009, June 2009 and September 2009, in connection with the acquisitions of Identity Systems, PowerData, Applimation, AddressDoctor, and Agent Logic, respectively. The $1.3 million (or 48%) increase in 2008 from 2007 was the result of amortization of certain technologies that we acquired in May 2008 in connection with the Identity Systems acquisition, offset by certain technologies related to the Striva acquisition that were fully amortized as of December 31, 2007.

We expect the amortization of acquired technology to be approximately $8.6 million in 2010 before the effect of any potential future acquisitions subsequent to December 31, 2009.

Operating Expenses

Research and Development

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Research and development	$78,352	$72,522	$69,908	8%	4%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $78.4 million (or 16% of total revenues), $72.5 million (or 16% of total revenues), and $69.9 million (or 18% of total revenues), for 2009, 2008, and 2007, respectively. All software and development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $5.8 million (or 8%) increase in 2009 from 2008 was primarily due to a $7.3 million increase in personnel related costs, partially related to recent acquisitions, partially offset by a $1.5 million reduction in general overhead costs. The increase in personnel-related costs includes an increase in headcount from 439 in 2008 to 515 in 2009 and additional share-based payment costs.

The $2.6 million (or 4%) increase in 2008 from 2007 was primarily due to an increase of $6.3 million in personnel-related costs including travel-related and equipment-related expenses, as a result of headcount increasing from 375 in 2007 to 439 in 2008 offset by a $3.6 million reduction in consulting services and reduced legal expenses related to patent litigation.

We expect research and development expenses in 2010, as a percentage of total revenues, to remain relatively consistent with 2009 levels.

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Sales and marketing	$192,747	$177,339	$158,298	9%	12%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $192.7 million (or 38% of total revenues), $177.3 million (or 39% of total revenues), and $158.3 million (or 41% of total revenues) for 2009, 2008, and 2007, respectively. The sales and marketing expenses as a percentage of total revenues declined by 1%, 2%, and 2% for 2009, 2008, and 2007, respectively.

The $15.4 million (or 9%) increase from 2008 to 2009 was primarily due to a $13.0 million increase in personnel-related costs (including sales commissions, share-based payments, and headcount growth from 572 in 2008 to 611 in 2009).

The $19.0 million (or 12%) increase from 2007 to 2008 was primarily due to a $16.5 million increase in personnel-related costs (including sales commissions) and headcount growth from 483 in 2007 to 572 in 2008.

We expect sales and marketing expenses, as a percentage of total revenues in 2010, to remain relatively consistent with or decrease slightly from 2009 levels. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
General and administrative	$41,449	$37,411	$35,531	11%	5%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses were $41.4 million (or 8% of total revenues), $37.4 million (or 8% of total revenues), and $35.5 million (or 9% of total revenues) for the years ended December 31, 2009, 2008, and 2007, respectively. The general and administrative expenses as percentage of total revenues declined by 1% for the year ended December 31, 2008 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses, as well as implementation of certain cost containment programs.

General and administrative expenses increased by $4.0 million (or 11%) in 2009 from 2008. The increase over 2008 was driven by an increase in personnel-related costs of $2.2 million and a $2.7 million increase in outside services as a result of legal fees for patent litigation and acquisition related costs. This increase was partially offset by a $0.9 million decrease in bad debt expense. The increase in personnel-related costs of $2.2 million was due to headcount growth from 193 in 2008 to 200 in 2009 and additional expenses related to performance based bonuses and share-based payments.

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

We expect general and administrative expenses in 2010, as a percentage of total revenues, to remain relatively consistent with, or decrease slightly from 2009 levels.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Amortization of intangible assets	$10,051	$4,575	$1,441	120%	217%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets were $10.1 million, $4.6 million, and $1.4 million for the years ended December 31, 2009, 2008, and 2007, respectively. The increase of $5.5 million in amortization of intangible assets for the year ended December 31, 2009 compared to 2008 was the result of amortization of intangibles that we acquired in May and October 2008, and February, June and September 2009 in connection with the Identity Systems, PowerData, Applimation, AddressDoctor, and Agent Logic acquisitions, respectively. The increase of $3.2 million in amortization of intangible assets for the year ended December 31, 2008 compared to 2007 was primarily due to certain customer relationships acquired in 2008 related to 2008 acquisitions.

We expect amortization of the remaining intangible assets in 2010 to be approximately $9.6 million, before the impact of any amortization for any possible intangible assets acquired as part of the pending or any future acquisitions subsequent to December 31, 2009.

Facilities Restructuring Charges

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Facilities restructuring charges	$1,661	$3,018	$3,014	(45)%	—%

In 2009, we recorded $1.7 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $2.8 million of accretion charges, offset by an adjustment of $1.3 million due to changes in our assumed sublease income. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

As of December 31, 2009, $52.7 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $11.7 million in 2009, $11.1 million in 2008, and $10.8 million in 2007. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2009, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.5 million in 2009 and $1.6 million in both 2008 and 2007. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2009 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.

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

Acquisitions and Other

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Acquisitions and other	$(570)	$390	$—	(246)%	*	%
____________

*	Percentage is not meaningful

In 2009, in conjunction with our acquisition of Agent Logic, we are obligated to pay certain variable and deferred earn-out payments if certain license order targets are achieved. We determined the fair market value of earn-out payments based on probability analysis. The fair market value and gross amount of such earn-outs at the time of acquisition were $2.6 million and $3.1 million, respectively. We reflected the excess of this estimate for $0.6 million on our statement of income in the fourth quarter of 2009 based on FASB Business Combination (ASC 805). In 2008, in conjunction with our acquisition of Identity Systems, we recorded in-process research and development (IPR&D) charges of $0.4 million. The IPR&D charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. We may further incur IPR&D charges if we make additional acquisitions in the future.

Patent Related Litigation Proceeds Net of Patent Contingency Accruals

We recorded $11.5 million for patent litigation proceeds net of accruals for patent litigation in 2008.

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Interest income	$5,867	$14,092	$21,820	(58)%	(35)%
Interest expense	(6,602)	(7,221)	(7,196)	(9)%	—%
Other income, net	1,184	866	613	37%	41%
	$449	$7,737	$15,237	(94)%	(49)%

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash balances, as well as foreign exchange transaction gains and losses and, to a lesser degree, interest expenses. Interest income and other, net was $0.4 million, $7.7 million, and $15.2 million in 2009, 2008, and 2007, respectively.

The decrease of $7.3 million (or 94%) in 2009 from 2008 was primarily due to a $8.2 million decrease in interest income due to lower investment yields, a decrease of $0.7 million of gain on early extinguishment of debt, offset by $0.6 million decrease in interest expense due to the repurchase of $20.0 million Convertible Senior Notes in the first quarter of 2009, $0.3 million increase in gain on disposition of securities, $0.2 million increase in foreign exchange gains, $0.2 million decrease in loss related to liquidation of a branch office and $0.3 million decrease in other expenses.

The decrease of $7.5 million (or 49%) in 2008 from 2007 was primarily due to a $7.7 million decrease in interest income received from lower investment yields and a $1.2 million decline in other income, which were partially offset by an increase of $0.4 million in foreign exchange gains and $1.0 million gain on early extinguishment of debt.

In 2003, we made a minority equity investment in a privately held company that was carried at a cost basis of $0.5 million and was included in other assets. Informatica evaluated this investment in December 2004 and determined that the carrying value of this investment was impaired. In December 2007, this privately held company was acquired, and as a result of this acquisition, Informatica received $122,000, $125,000, and $883,700 cash proceeds for its share in the equity of the company in 2009, 2008, and 2007, respectively. Informatica has recorded these amounts as other income for the years ended December 31, 2009, 2008, and 2007.

Income Tax Provision

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(In thousands, except percentages)
Income tax provision	$25,607	$35,993	$8,024	(29)%	349%
Effective tax rate	29%	39%	13%	(10)%	26%

Our effective tax rates were 29%, 39%, and 13% in 2009, 2008, and 2007, respectively. The effective tax rate of 29% for 2009 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits and a prior year tax return true-up offset by compensation expense related to non-deductible share-based payments, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

The effective tax rate of 39% for 2008 differed from the federal statutory rate of 35% primarily due to the non-deductibility of share-based payments as well as the accrual of reserves related to uncertain tax positions offset by the tax credits and tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world.

The effective tax rate of 13% for 2007 differed from the federal statutory rate of 35% primarily due to non-deductible amortization of deferred share-based payments, as well as the accrual of reserves pursuant to FIN No. 48, Accounting for Uncertainties in Income

Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”), FASB ASC 740, Income Taxes, offset by a decrease in our valuation allowance for deferred tax assets and foreign earnings taxed at different rates.

Our effective tax rate in 2010 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of December 31, 2009, we had $464.5 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities:  Cash provided by operating activities in 2009 was $76.9 million, representing a decrease of $23.0 million from 2008. This decrease resulted primarily from an increase in accounts receivable due to a higher amount of billings which occurred toward the end of 2009 and a decrease in income taxes payable, payments to reduce our accrual for excess facilities and accrued liabilities, and excess tax benefits from share-based payments. We recognized the excess tax benefits from share-based payments for $8.7 million during the year ended December 31, 2009. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $17.2 million during the year ended December 31, 2009. Our “days sales outstanding” in accounts receivable increased from 64 days at December 31, 2008 to 67 days at December 31, 2009, due to a higher amount of billings which occurred toward the end of 2009, compared to 2008. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

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

Investing Activities:  Net cash used in investing activities were $117.0 million, $82.9 million, and $6.4 million in 2009, 2008, and 2007, respectively. We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.

We have identified our investment portfolio as “available for sale” based on FASB Investments – Debt and Equity Securities (ASC 320), and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds and short-term marketable securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. Our revised and more conservative investment strategy has not impacted our liquidity.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements. In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we account for on a cost basis. On May 15, 2008, we acquired all of the issued and outstanding shares of Identity Systems, a Delaware corporation and a wholly owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million and acquired cash of $5.8 million. On October 1, 2008, Informatica Nederland B.V., a wholly owned subsidiary of Informatica, purchased all of the issued and outstanding shares of PowerData, a company organized under the laws of Spain for $7.1 million in cash, including transaction costs of $0.4 million.

On February 13, 2009, we acquired all the capital stock of Applimation, a privately held company incorporated in Delaware, in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses payable three to 18 months subsequent to acquisition date). Six million dollars of the merger consideration will be placed into an escrow fund and held as security for losses incurred by us in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010. On June 2, 2009, we acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by us in the event of certain breaches of the merger agreement by AddressDoctor. The escrow fund will remain in place for a period of 18 months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition. As part of the acquisition purchase price, we wrote off $250,000 in prepaid royalties to AddressDoctor. On September 1, 2009, we acquired Agent Logic which specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments. Informatica acquired all of the capital stock of Agent Logic for $35 million of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of 18 months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition. In addition, we are obligated to pay certain variable and deferred earn-out payments if certain license order targets are achieved.

On January 28, 2010, we acquired Siperian, a private company incorporated in Delaware in a cash merger transaction valued at approximately $130 million.

Due to the nature of mergers and acquisitions, it is difficult to predict the amount and timing of cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

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

Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (ESPP). Net cash provided by financing activities in 2009 was $18.3 million due to the proceeds we received from the issuance of common stock to option holders and participants of our ESPP program for $41.7 million and $8.7 million of excess tax benefits from share-based payments. These amounts were offset by repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million and $12.8 million, respectively.

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

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock at any time until April 2007. From April 2006 to April 30, 2007, we repurchased 2,238,000 shares of our common stock for $30 million. In April 2007, our Board of Directors authorized an additional repurchase of $50 million of our common stock under the existing stock repurchase program. We repurchased 3,204,000 shares of our common stock for $50 million from May 2007 to August 2008. In April 2008, our Board of Directors authorized an additional repurchase of $75 million of our common stock under the stock repurchase program. In October 2008, Informatica’s Board of Directors authorized, under the existing stock repurchase program, the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with holders of the Notes.

From April 2007 to December 31, 2009, we repurchased 6,498,121 shares of our common stock at a cost of $97 million and $29 million of our outstanding Notes at a cost of $27 million. We have approximately $0.3 million remaining available to repurchase shares of our common stock or Convertible Senior Notes under this program as of December 31, 2009. In January 2010, our Board of Directors approved an additional $50 million for the stock repurchase program. This repurchase program does not have an expiration date.

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 5 of this Report for more information regarding the stock repurchase program. We may continue to repurchase shares and Convertible Senior Notes from time to time, as determined by management as authorized by the Board of Directors.

We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources. After March 15, 2011, we may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Further, on March 15, 2011 and then upon March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date. If the holders of the Notes require us to repurchase all or a portion of their Notes or if they decide to redeem the Notes, we may need to raise additional financing to complete future acquisitions. The balance of the Notes will be classified as current liabilities as of March 15, 2011.

Contractual Obligations and Operating Leases

The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2009, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2010	2011 and 2012	2013 and 2014	2015 and Beyond
Operating lease obligations:
Operating lease payments	$94,395	$25,043	$48,993	$18,400	$1,959
Future sublease income	(8,826)	(2,459)	(5,053)	(1,314)	—
Net operating lease obligations	85,569	22,584	43,940	17,086	1,959
Debt obligations:
Principal payments*	201,000	—	—	—	201,000
Interest payments	99,495	6,030	12,060	12,060	69,345
Other obligations**	2,623	887	1,736	—	—
	$388,687	$29,501	$57,736	$29,146	$272,304
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

Our contractual obligations at December 31, 2009 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $2.6 million, $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

The above commitment table does not include approximately $12.0 million of long-term income tax liabilities recorded in accordance with FASB Income Taxes (ASC 740). We adopted FIN No. 48 (ASC 740) effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 13. Income Taxes, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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

We estimate the expected timing of payment of the obligations discussed above based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $61.0 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 11. Facilities Restructuring Charges and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Of these future minimum lease payments, we have $52.7 million recorded in accrued facilities restructuring charges at December 31, 2009. This accrual, in addition to minimum lease payments of $61.0 million, includes estimated operating expenses of $18.5 million, is net of estimated sublease income of $21.7 million, and is net of the present value impact of $5.1 million recorded in accordance with FASB Accounting for Costs Associated with Exit or Disposal Activities (ASC 420-10). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

Cash Flow Hedge Activities

We have attempted to minimize the impact of certain foreign currency fluctuations through initiation of certain cash flow hedge programs starting in the fourth quarter of 2008. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the Indian rupee and Israeli shekel. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

The foreign exchange contracts initiated in the fourth quarter of 2008 expired in November 2009, and the Company entered into additional foreign exchange contracts in December 2009 under the Company’s hedging programs.

The table below presents the notional amounts of the foreign exchange forward contracts that Informatica committed to purchase in the fourth quarter of 2009 for Indian rupees and Israeli shekels, which were outstanding as of December 31, 2009 (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	533,200	$11,469	46.49
Israeli shekel	12,654	3,349	3.78
		$14,818

See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements for a further discussion.

We record the effective portion of changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss). When the forecasted transaction occurs, we reclassify the effective portion related gain or loss on the cash flow hedge to operating expenditures. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (expense) in the consolidated statements of operations.

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

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Cash and short-term investments	$317,178	$348,338
Average rate of return	1.4%	3.0%

Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2009, we had net unrealized gains of $0.4 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2009, the fair market value of the portfolio would change by approximately $2.2 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return in 2010.

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

Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2009, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Informatica’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica’s internal control over financial reporting. Its report appears immediately after this report.

/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer
February 26, 2010

/s/ EARL FRY
Earl Fry
Chief Financial Officer
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited Informatica Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Informatica Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007 and its method of accounting for business combinations in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 26, 2010

INFORMATICA CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$159,197	$179,874
Short-term investments	305,283	281,055
Accounts receivable, net of allowances of $3,454 in 2009 and $2,558 in 2008	110,653	87,492
Deferred tax assets	23,673	22,336
Prepaid expenses and other current assets	15,251	12,498
Total current assets	614,057	583,255
Property and equipment, net	7,928	9,063
Goodwill	287,068	219,063
Other intangible assets, net	63,586	35,529
Long-term deferred tax assets	8,259	7,294
Other assets	8,724	8,908
Total assets	$989,622	$863,112

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,274	$7,376
Accrued liabilities	37,367	34,541
Accrued compensation and related expenses	41,523	29,365
Income taxes payable	12,949	—
Accrued facilities restructuring charges	19,880	19,529
Deferred revenues	139,629	120,892
Total current liabilities	255,622	211,703
Convertible senior notes	201,000	221,000
Accrued facilities restructuring charges, less current portion	32,845	44,939
Long-term deferred revenues	4,531	8,847
Long-term deferred tax liabilities	516	—
Long-term income taxes payable	11,995	20,668
Total liabilities	506,509	507,157
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 90,092 shares and 86,660 shares issued and outstanding at December 31, 2009 and 2008, respectively	90	87
Additional paid-in capital	434,262	374,091
Accumulated other comprehensive (loss)	(968)	(3,741)
Retained earnings (accumulated deficit)	49,729	(14,482)
Total stockholders’ equity	483,113	355,955
Total liabilities and stockholders’ equity	$989,622	$863,112

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
License	$214,322	$195,769	$175,318
Service	286,371	259,930	215,938
Total revenues	500,693	455,699	391,256
Cost of revenues:
License	3,135	3,291	3,693
Service	76,549	80,287	69,174
Amortization of acquired technology	7,950	4,125	2,794
Total cost of revenues	87,634	87,703	75,661
Gross profit	413,059	367,996	315,595
Operating expenses:
Research and development	78,352	72,522	69,908
Sales and marketing	192,747	177,339	158,298
General and administrative	41,449	37,411	35,531
Amortization of intangible assets	10,051	4,575	1,441
Facilities restructuring charges	1,661	3,018	3,014
Acquisitions and other	(570)	390	—
Patent related litigation proceeds net of patent contingency accruals	—	(11,495)	—
Total operating expenses	323,690	283,760	268,192
Income from operations	89,369	84,236	47,403
Interest income	5,867	14,092	21,820
Interest expense	(6,602)	(7,221)	(7,196)
Other income, net	1,184	866	613
Income before income taxes	89,818	91,973	62,640
Income tax provision	25,607	35,993	8,024
Net income	$64,211	$55,980	$54,616
Basic net income per common share	$0.73	$0.64	$0.63
Diluted net income per common share	$0.66	$0.58	$0.57
Shares used in computing basic net income per common share	87,991	88,109	87,164
Shares used in computing diluted net income per common share	103,312	103,278	103,252

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances, December 31, 2006	85,933	$86	$350,359	$1,796	$(125,078)	$227,163
Components of comprehensive income:
Net income	—	—	—	—	54,616	54,616
Foreign currency translation adjustment	—	—	—	3,480	—	3,480
Unrealized gain on investments	—	—	—	364	—	364
Comprehensive income						58,460
Common stock options exercised	2,782	3	20,239	—	—	20,242
Common stock issued under employee stock purchase plan	734	1	7,457	—	—	7,458
Share-based payments	—	—	15,947	—	—	15,947
Tax benefit of share-based payments	—	—	12,215	—	—	12,215
Repurchase and retirement of common stock	(1,974)	(3)	(28,940)	—	—	(28,943)
Balances, December 31, 2007	87,475	87	377,277	5,640	(70,462)	312,542
Components of comprehensive income:
Net income	—	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	—	(10,090)	—	(10,090)
Unrealized gain on investments	—	—	—	658	—	658
Cash flow hedging gains	—	—	—	51	—	51
Comprehensive income						46,599
Common stock options exercised	2,313	3	19,112	—	—	19,115
Common stock issued under employee stock purchase plan	669	1	8,466	—	—	8,467
Share-based payments	—	—	16,321	—	—	16,321
Tax benefit of share-based payments	—	—	9,907	—	—	9,907
Repurchase and retirement of common stock	(3,797)	(4)	(56,992)	—	—	(56,996)
Balances, December 31, 2008	86,660	87	374,091	(3,741)	(14,482)	355,955
Components of comprehensive income:
Net income	—	—	—	—	64,211	64,211
Foreign currency translation adjustment	—	—	—	3,562	—	3,562
Unrealized gain on investments	—	—	—	(647)	—	(647)
Cash flow hedging gains	—	—	—	(142)	—	(142)
Comprehensive income						66,984
Common stock options exercised	3,473	3	33,150	—	—	33,153
Common stock issued under employee stock purchase plan	791	1	8,543	—	—	8,544
Share-based payments	—	—	17,926	—	—	17,926
Tax benefit of share-based payments	—	—	13,386	—	—	13,386
Repurchase and retirement of common stock	(832)	(1)	(12,834)	—	—	(12,835)
Balances, December 31, 2009	90,092	$90	$434,262	$(968)	$49,729	$483,113

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$64,211	$55,980	$54,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,513	5,618	10,507
Allowance for doubtful accounts	320	1,268	215
Gain on early extinguishment of debt	(337)	(1,015)	—
Share-based payments	17,926	16,321	15,971
Deferred income taxes	(8,189)	(10,874)	(20,974)
Tax benefits from share-based payments	13,386	9,907	12,215
Excess tax benefits from share-based payments	(8,670)	(5,094)	(5,492)
Amortization of intangible assets and acquired technology	18,001	8,700	4,235
Non-cash facilities restructuring charges	1,661	3,018	3,014
Other non-cash items	504	370	—
Changes in operating assets and liabilities:
Accounts receivable	(19,631)	(5,959)	(6,982)
Prepaid expenses and other assets	(2,988)	3,298	(1,974)
Accounts payable and accrued liabilities	(11,742)	7,153	(180)
Accrued compensation and related expenses	7,264	(4,907)	7,260
Income taxes payable	3,617	13,210	1,291
Accrued facilities restructuring charges	(13,239)	(12,628)	(12,419)
Deferred revenues	9,262	15,529	20,702
Net cash provided by operating activities	76,869	99,895	82,005
Investing activities:
Purchases of property and equipment	(3,303)	(4,728)	(5,926)
Purchases of investments	(462,440)	(468,880)	(462,566)
Purchase of investment in equity interest	—	(3,000)	—
Purchase of patent	(2,420)	(1,300)	—
Maturities of investments	382,791	394,469	392,578
Sales of investments	54,364	75,536	69,537
Business acquisitions, net of cash acquired	(86,024)	(86,980)	—
Transfer from restricted cash	—	12,016	—
Net cash used in investing activities	(117,032)	(82,867)	(6,377)
Financing activities:
Net proceeds from issuance of common stock	41,697	27,582	27,700
Repurchases and retirement of common stock	(12,835)	(56,996)	(28,943)
Repurchases of convertible senior notes	(19,200)	(7,774)	—
Excess tax benefits from share-based payments	8,670	5,094	5,492
Net cash provided by (used in) financing activities	18,332	(32,094)	4,249
Effect of foreign exchange rate changes on cash and cash equivalents	1,154	(8,721)	3,293
Net increase (decrease) in cash and cash equivalents	(20,677)	(23,787)	83,170
Cash and cash equivalents at beginning of the year	179,874	203,661	120,491
Cash and cash equivalents at end of the year	$159,197	$179,874	$203,661
Supplemental disclosures:
Interest paid	$6,290	$6,952	$6,900
Income taxes paid, net of refunds	$17,162	$25,537	$11,945
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(647)	$658	$364

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

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. These accounting principles require us to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact Informatica’s financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Cash and Cash Equivalents

The Company considers highly liquid investment securities with maturities, at date of purchase, of 90 days or less to be cash equivalents. Cash and cash equivalents, which consist primarily of commercial paper, money market funds, federal agencies, and U.S. government securities with insignificant interest rate risk, are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company charges off the adjustment in general and administrative expense. At December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was $3.5 million and $2.6 million, respectively.

Investments

Investments are comprised of marketable securities, which consist primarily of commercial paper, U.S. government notes and bonds, corporate bonds and municipal securities with original maturities beyond 90 days. All marketable securities are held in the Company’s name and managed by three major financial institutions. The Company’s marketable securities are classified as available- for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. The Company classifies all available for sale marketable securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets, generally three (software) to five (computer equipment) years. The estimated useful lives of computer software and equipment are generally three years. The estimated useful lives of furniture and office equipment are three years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the related asset.

Software Development Costs

The Company accounts for software development costs in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20 Costs of Software to Be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2009, costs incurred subsequent to the establishment of technological feasibility have not been significant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

Pursuant to the FASB ASC 350-40, Intangibles-Goodwill and Other, Internal-Use Software, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. The Company did not have any capitalized software developments costs for the years ended December 31, 2009 and 2008.

Goodwill

The Company assesses its goodwill for impairment in accordance with the FASB ASC 350, Intangibles-Goodwill and Other, which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by this standard. Consistent with the Company’s assessment that it has only one reporting segment, Informatica has determined that it has only one “Reporting Unit”. The Company tests its goodwill for impairment on October 31 of each year using the two-step process required by ASC 350-20. First, the Company reviews the carrying amount of its “Reporting Unit” compared to the “fair value” of the “Reporting Unit” based on quoted market prices of the Company’s common stock as well as total forecasted cash flow. If such initial test signals any potential impairment, the Company would then prepare the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the estimates that the Company uses to manage its business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if the Company determines that goodwill might have been impaired, it will compare the “implied fair value” of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any.

The Company has completed its annual goodwill impairment tests as of October 31, 2009 and 2008, and has determined that there was no impairment charges as of above dates.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets and ASC 350-30, General Intangibles Other than Goodwill. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset.

Fair Value Measurement of Financial Assets and Liabilities

FASB Fair Value Measurements and Disclosures (ASC 820-10-35) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Further, FASB Fair Value Measurements and Disclosures (ASC 820-10-35) allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$10,895	$10,895	$—	$—
Marketable securities (2)	306,283	—	306,283	—
Total money market funds and marketable securities	317,178	10,895	306,283	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	1	—	1	—
Total	$320,179	$10,895	$306,284	$3,000
Liabilities:
Foreign currency derivatives (5)	$206	$—	$206	$—
Convertible senior notes	257,055	257,055	—	—
Total	$257,261	$257,055	$206	$—

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$25,542	$25,542	$—	$—
Marketable securities (2)	322,796	—	322,796	—
Total money market funds and marketable securities	348,338	25,542	322,796	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	155	—	155	—
Total	$351,493	$25,542	$322,951	$3,000
Liabilities:
Convertible senior notes	$204,259	$204,259	$—	$—
Total	$204,259	$204,259	$—	$—
____________

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Included in cash and cash equivalents on the consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

(3)	Included in other non-current assets on the consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(5)	Included in other liabilities on the consolidated balance sheets.

Marketable Securities and Convertible Senior Notes

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

The Company for the valuation of its money market funds uses valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Informatica used the following methodology to determine the fair value of its treasury bills, corporate bonds, agency and government bonds for $280 million and $270 million at December 31, 2009 and 2008. These securities generally have market prices from multiple sources; therefore, the Company used a “consensus price” or a weighted average price for each security. Informatica receives market prices for these securities from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. Then, the Company uses these multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value.

Informatica used the following methodology to determine the fair value of its commercial paper and certificates of deposit for $26 million and $53 million at December 31, 2009 and 2008. The Company used mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the market place, the price on that subsequent transaction clearly reflects the market price on that day and Informatica will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. The Company has used mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of 13 months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

The counterparties associated with Informatica’s foreign currency forward contracts are large credit worthy financial institutions and the derivatives transacted with these entities are relatively short in duration; therefore, the Company does not consider counterparty concentration and non-performance material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments.

See Note 9. Accumulated Other Comprehensive Income, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Equity Securities

The Company also held a $3 million investment in the preferred stock of a privately-held company at December 31, 2009 and 2008, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company uses the cash flow of the entity against its own cash flow assumptions at the time that investment was made for the determination of the fair value of this investment.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Consulting revenues are primarily related to implementation services and product configurations performed on a time-and-materials basis and, occasionally, on a fixed fee basis. Education services revenues are generated from classes offered at both Company and customer locations. Revenues from consulting and education services are recognized as the services are performed. Other revenues, consisting of software subscription, SaaS and cloud services revenues (which are not material at this time), are generally recognized as the services are performed.

Deferred revenues include deferred license, maintenance, consulting, education, and other services revenues. For customers not deemed credit-worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.

Facilities Restructuring Charges

The Company adopted SFAS No. 146 (ASC 420), Exit or Disposal Cost Obligations, effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with ASC 420. The Company applied SFAS No. 146 (ASC 420) for its 2004 Restructuring Plan while its 2001 Restructuring Plan was accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination. EITF No. 88-10 and other applicable pre-existing guidance. See Note 11. Facilities Restructuring Charges, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ASC 420 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. ASC 420 also requires that: (1) liabilities associated with exit and disposal activities be measured at fair value; (2) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (3) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (that is, the entity ceases to utilize the rights conveyed by the contract); and (4) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimated the fair value of its lease obligations included in its 2003 and later restructuring activities based on the present value of the remaining lease obligation, operating costs, and other associated costs, less estimated sublease income.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling Costs

Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred and included in cost-of-license revenues in the Company’s results of operations.

Advertising Expense

Advertising costs are expensed as incurred. Advertising expenses were negligible for the years ended December 31, 2009, 2008 and 2007.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard ASC 740, Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Effective January 1, 2007, the Company adopted FIN No. 48 (FASB ASC 740, Income Taxes) to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated with the exception of revaluing deferred taxes for California relating to 2011 and thereafter.

As part of the process of preparing consolidated financial statements, the Company is required to estimate its income taxes and tax contingencies in each of the tax jurisdictions in which it operates prior to the completion and filing of its tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. The Company must then assess the likelihood that the deferred tax assets will be realizable and to the extent it believes that realizability is not likely, it must establish a valuation allowance.

In assessing the need for any additional non-share-based compensation valuation allowance, the Company considered all the evidence available to it both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2009, it was considered more likely than not that the Company's non-share-based related deferred tax assets would be realized. Therefore, the remaining valuation allowance is primarily related to its share-based compensation deferred tax assets. The benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not reduce its effective tax rate.

Reporting Segments

ASC 280, Segment Reporting, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments impact the financial statements of the companies. The Company adopted SFAS No. 161 in the first quarter of fiscal 2009. The adoption of this statement did not impact the consolidated financial statements of the Company since SFAS No. 161 only required additional disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets (ASC 350 and 275). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this FSP effective January 1, 2009, and its adoption did not impact the consolidated financial statements of the Company.

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

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1 (“FSP No. 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC 805). FSP No. 141(R)-1 amends and clarifies SFAS No. 141(R) to address issues related to initial recognition and measurement, and subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP covers the contingent consideration arrangements of an acquiree assumed by the acquirer as well as contingencies related to business combinations. FSP No. 141(R)-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this FSP effective January 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP No. 115-2”) and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10). This FSP amends FASB SFAS No. 115, FSP SFAS No. 115-1 and SFAS No. 124-1 and its scope is limited to other-than-temporary guidance of these pronouncements for debt securities classified as available-for-sale or held-to maturity. The Board believes it is more operational for an entity to assess whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Further, this FSP requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP in its quarter ended June 30, 2009, and its adoption did not impact the consolidated financial statements of the Company.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP No. 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly (ASC 820-10). This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Informatica adopted this FSP for its second quarter ended June 30, 2009, and its adoption did not impact the consolidated financial statements of the Company.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2009, the FASB issued an Accounting Standards Update (“ASU 2009-13”) or (“EITF 08-01”) which requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The best estimate of selling price can be used when VSOE or third party evidence (“TPE”) of fair value are not available. Software as a Service (“SaaS”) and cloud computing are models of software deployment whereby a vendor licenses an application to customers for use as a service on demand and is within the scope of this ASU. Informatica is currently using these revenue models on a limited basis and the amount of revenue generated from these models is not material at this time. This ASU is effective for the arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Informatica will adopt this ASU as of January 1, 2011 and the Company expects that its adoption will not materially impact the consolidated financial statements.

3.  Cash, Cash Equivalents, and Short-Term Investments

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

Informatica applies the provisions of Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35) to its debt securities classified as available-for-sale and evaluates them for other-than-temporary impairment based on the following three criteria: (i) Informatica has decided to sell the debt security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) the Company does not expect to recover the security’s entire amortized cost basis from the present value of cash flows expected to be collected from the debt security (“credit loss”). In determining the amount of credit loss, the Company compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall that results from this comparison (credit loss) will be reflected as other income or expense in the consolidated statement of income. Further, Informatica also considers other factors such as industry analysts’ reports and credit ratings, in addition to the above three criteria to determine the other-than-temporary impairment status of its investments.

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

The Company’s marketable securities are classified as available for sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains of $418,000 and $92,000 and realized losses of $53,000 were recognized for the years ended December 31, 2009, 2008 and 2007, respectively. The realized gains and losses are included in other income of the consolidated results of operations for the respective years. The cost of securities sold was determined based on the specific identification method. The Company sold approximately $35 million of its investment in marketable securities in December 2009 in

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

anticipation of its cash requirement for the Siperian acquisition. See Note 21. Subsequent Event, of Notes to Consolidated Financial Statements for a further discussion.

The following table summarizes of the Company’s investments at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,302	$—	$—	$147,302
Cash equivalents:
Money market funds	10,895	—	—	10,895
Municipal notes and bonds	1,000	—	—	1,000
Total cash equivalents	11,895	—	—	11,895
Total cash and cash equivalents	159,197	—	—	159,197
Short-term investments:
Certificates of deposit	5,040	—	—	5,040
Commercial paper	20,953	—	—	20,953
Corporate notes and bonds	63,168	364	(42)	63,490
Federal agency notes and bonds	143,840	200	(252)	143,788
U.S. government notes and bonds	24,515	44	(10)	24,549
Municipal notes and bonds	47,387	88	(12)	47,463
Total short-term investments	304,903	696	(316)	305,283
Total cash, cash equivalents, and short-term investments*	$464,100	$696	$(316)	$464,480

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$112,591	$—	$—	$112,591
Cash equivalents:
Money market funds	25,542	—	—	25,542
Commercial paper	9,741	—	—	9,741
Federal agency notes and bonds	17,996	4	—	18,000
U.S. government notes and bonds	14,000	—	—	14,000
Total cash equivalents	67,279	4	—	67,283
Total cash and cash equivalents	179,870	4	—	179,874
Short-term investments:
Commercial paper	43,125	—	—	43,125
Corporate notes and bonds	38,569	174	(18)	38,725
Federal agency notes and bonds	133,220	1,015	(1)	134,234
U.S. government notes and bonds	61,569	266	—	61,835
Municipal notes and bonds	3,134	3	(1)	3,136
Total short-term investments	279,617	1,458	(20)	281,055
Total cash, cash equivalents, and short-term investments*	$459,487	$1,462	$(20)	$460,929
____________

*	Total estimated fair value above included $317,178 and $348,338 comprised of cash equivalents and short-term investments at December 31, 2009 and 2008, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with ASC 320, Investments – Debt and Equity Securities, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment is other-than-temporary impaired. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$15,509	$(42)
Federal agency notes and bonds	63,753	(252)
Municipal notes and bonds	6,088	(12)
U.S. government notes and bonds	3,249	(10)
	$88,599	$(316)

Informatica did not have any investments in 2009 that were in a continuous unrealized loss position for periods greater than 12 months.

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2009 (in thousands):

	Cost	Fair Value
Due within one year	$272,522	$272,777
Due in one year to two years	44,276	44,401
Due after two years	—	—
	$316,798	$317,178

4.  Property and Equipment

The following table summarizes the cost of property and equipment at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Computer and office equipment	$42,771	$40,269
Furniture and fixtures	5,226	4,815
Leasehold improvements	17,780	17,363
	65,777	62,447
Less: Accumulated depreciation and amortization	(57,849)	(53,384)
	$7,928	$9,063

Depreciation and amortization expense was $5.5 million, $5.6 million, and $10.5 million in 2009, 2008, and 2007, respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  Goodwill and Intangible Assets

The following table reflects the carrying amounts of the intangible assets as of December 31, 2009 and 2008 (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$55,350	$(22,048)	$33,302	$32,583	$(14,216)	$18,367
Customer relationships	31,426	(14,029)	17,397	20,257	(5,870)	14,387
Vendor relationships	7,908	(992)	6,916	—	—	—
Other:
Trade names	2,494	(835)	1,659	700	(408)	292
Covenants not to compete	2,000	(1,217)	783	2,000	(817)	1,183
Patents	3,720	(191)	3,529	1,300	—	1,300
	$102,898	$(39,312)	$63,586	$56,840	$(21,311)	$35,529

Intangible assets, other than goodwill and patents, are amortized over estimated useful lives of between three and seven years. Informatica entered into a patent cross-license for $1.3 million at the end of 2008, and amortized the patents subject to the license over their estimated useful lives of 13 years starting in 2009. On August 21, 2007, JuxtaComm Technologies (“JuxtaComm”) filed a complaint in the Eastern District of Texas against the Company and 20 other defendants, including Microsoft, IBM and Business Objects, for infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”).  This matter was settled in August 2009 for $4.3 million. The Company received a release and settlement of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid license for the subject patent valued at $2.4 million through its expiration date of June 26, 2018. At the time of settlement, the Company capitalized $2.4 million related to future use of the patent and expensed $1.9 million for the portion related to past damages, based on total forecasted cash flows. Of the $18.0 million amortization of intangible assets recorded in 2009, $10.1 million was recorded in operating expenses and $7.9 million was recorded in cost of license revenues. Of the $8.7 million amortization of intangible assets recorded in 2008, $4.6 million was recorded in operating expenses and $4.1 million was recorded in cost of license revenues. Of the $4.2 million amortization of intangible assets recorded in 2007, $1.4 million was recorded in operating expenses and $2.8 million was recorded in cost of license revenues. The weighted-average amortization period of the Company’s developed and core technology, customer relationships, vendor relationships, trade names, covenant not to compete and patents are five years, five years, five years, five years, five years, and ten years, respectively.

Subsequent to adoption of SFAS No. 141(R), FASB Business Combinations (ASC 805), the Company has acquired certain customer relationships for $11.0 million from Applimation, AddressDoctor and Agent Logic acquisitions which consist of software maintenance agreements. These renewable agreements are usually for a duration of one year and renewable afterwards. The costs of renewal of these contracts are reflected in the cost of service revenues.

As of December 31, 2009, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
2010	$8,625	$9,597	$18,222
2011	8,418	7,700	16,118
2012	7,742	5,561	13,303
2013	6,853	3,853	10,706
2014	1,816	1,697	3,513
Thereafter	—	1,724	1,724
Total expected amortization expense	$33,454	$30,132	$63,586

The increase of $22.8 million in the gross carrying amount of developed and core technology was due to the intangibles of $10.7 million, $1.0 million, and $11.0 million acquired from Applimation, AddressDoctor, and Agent Logic, respectively and $0.1 million translation adjustments. The increase of $11.2 million in the gross carrying amount of customer relationships was due to the intangibles of $8.3 million, $1.3 million, and $1.4 million acquired from Applimation, AddressDoctor, and Agent Logic, respectively and $0.2 million translation adjustments. The increase of $7.9 million of vendor relationships was primarily attributable to the

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

acquisition of AddressDoctor. See Note 20. Acquisitions, of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a further discussion. In addition, $2.3 million of developed and core technology, and $3.7 million of customer relationships at December 31, 2009, related to the Identity Systems and PowerData acquisitions, were recorded in European local currencies; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

The changes in the carrying amount of goodwill for 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Beginning balance	$219,063	$166,916
Goodwill recorded in acquiring Applimation	19,740	—
Goodwill recorded in acquiring Address Doctor	23,019	—
Goodwill recorded in acquiring Agent Logic	24,403	—
Goodwill recorded in acquiring Identity Systems	—	49,316
Goodwill recorded in acquiring PowerData	—	3,618
Subsequent goodwill adjustments:
Earn-out for PowerData	796	—
Tax adjustments for prior acquisitions within the measurement period	(1,368)	—
Tax benefits from exercise of non-qualified stock options granted as part of prior acquisitions	(11)	(75)
Local currency translation adjustments	1,499	(586)
Adjustments of pre-acquisition tax benefits for prior acquisitions	—	181
Adjustments of pre-acquisition sales tax and accounts receivable reserves for prior acquisitions	—	(107)
Other adjustments for prior acquisitions	(73)	(200)
Ending balance	$287,068	$219,063

The Company is obligated to pay certain variable and deferred earn-out payments based on the percentage of license revenues recognized subsequent to the acquisition of PowerData. The Company recorded $796,000 earn-out as additional goodwill in 2009. The Company considers these earn-outs as additional contingent consideration and will record them in goodwill as they occur. In addition, the Company recorded adjustments of $47,000 and $(787,000) for the years ended December 31, 2009 and 2008, respectively primarily due to foreign currency translation and other adjustments for prior acquisitions.

The goodwill acquired through the Applimation and Agent Logic acquisitions is not deductible for tax purposes. Approximately $6.8 million of the goodwill related to the acquisition of AddressDoctor is deductible for tax purposes.

6.  Convertible Senior Notes

On March 8, 2006, the Company issued and sold Convertible Senior Notes (“Notes”) with an aggregate principal amount of $230 million due 2026. The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ Stock Market (Global Select) of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full outstanding principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. Future minimum payments related to the Notes in total which represent interest as of December 31, 2009 are $6.0 million each for 2010, 2011, and 2012. Future minimum payments related to the Notes as of December 31, 2009 for 2013 and thereafter is $282.4 million, consisting of interest for $81.4 million and principal for $201.0 million.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were $0.7 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively. Interest expenses on the Notes were $6.1 million and $7.0 million for the years ended December 31, 2009 and 2008, respectively. Interest payments of $6.3 million and $7.0 million were made in 2009 and 2008, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. In 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes, net of $0.3 million gain due to early retirement of the Notes and $0.5 million due to recapture of prorated deferred expenses, at a discounted cost of $19.2 million. In 2008, Informatica repurchased $9.0 million of its outstanding Convertible Senior Notes at a cost of $7.8 million at a discount. As a result, $1.0 million, net of prorated deferred expenses written off for $0.2 million, is reflected in other income for the three months ended December 31, 2008.

The following table sets forth the ending balance of the Convertible Senior Notes as of December 31, 2009 and 2008 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased in 2009	(20,000)
Balance at December 31, 2009	$201,000

The Company has classified its convertible debt as Level I, according to FASB Fair Value Measurements and Disclosures (ASC 820-10-35) since it has quoted prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of December 31, 2009, based on the closing price as of December 18, 2009 (the last trading day of 2009) at the Over-the-Counter market, was $257.1 million.

7.  Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Informatica may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2009 and 2008, no shares of preferred stock had been issued.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock

The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2009.

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

In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes.

From April 2007 to December 31, 2009, the Company repurchased 6,498,121 shares of its common stock at a cost of $97 million and $29 million of its outstanding Notes at a cost of $27 million. The Company has approximately $0.3 million available to repurchase additional shares of our common stock or redeem the remaining of our Convertible Senior Notes under this program as of December 31, 2009. In January 2010, our Board of Directors approved and additional $50 million for the stock repurchase program. This repurchase program does not have an expiration date.

These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

8.  Share-Based Payments

Summary of Plans

1999 Stock Incentive Plan

The Company’s stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan are also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increases annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. It is the current practice of the Board to limit option grants under this plan to 7-

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year terms and to issue only non-qualified stock options. As of March 31, 2009, the Company had approximately 15,247,788 authorized options available for grant and 17,177,000 options outstanding under the 1999 Incentive Plan. This plan expired in March 2009 and was replaced in April 2009 by the 2009 Equity Incentive Plan (the “2009 Incentive Plan”).

1999 Non-Employee Director Stock Incentive Plan

The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the “Directors Plan”) in April 1999 under which 1,000,000 shares have been reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors will automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 such that one-third of the options vest one year from the grant date and the remainder shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting will automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. As of March 31, 2009, the Company had no additional options available for grant and 458,000 options outstanding under the Directors Plan.  This plan expired in March 2009 and was replaced in April 2009 by the 2009 Equity Incentive Plan (the “2009 Incentive Plan”).

2000 Employee Stock Incentive Plan

In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the “2000 Incentive Plan”) under which 1,600,000 shares have been reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vested over a period of 4 years from the date of the grant. As of March 31, 2009, the Company had approximately 781,000 authorized options available for grant and 138,000 options outstanding under the 2000 Incentive Plan. This plan expired in March 2009 and was replaced in April 2009 by the 2009 Equity Incentive Plan (the “2009 Incentive Plan”).

Assumed Option Plans

In connection with certain acquisitions made by the Company, Informatica assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, and the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the “Assumed Plans”). No further options will be granted under the Assumed Plans. As of December 31, 2009, the Company had approximately 46,000 options outstanding under the Assumed Plans.

On January 28, 2010, the Company acquired Siperian. As a result of this acquisition, Informatica assumed 3,410,895 unvested in the money options from the Siperian’s 2003 Equity Incentive Plan that were converted to 96,616 unvested options to purchase Informatica’s common Stock.

1999 Employee Stock Purchase Plan

The stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1 of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. During the fourth quarter of 2005, the Board of Directors approved an amendment to the ESPP. Effective 2006, under the amended ESPP, the new participants are entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the six-month offering period, which was shortened from a 24-month offering period. The purchase price is then reset at the start of the next offering period. This plan expired in March 2009.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2009 Employee Stock Incentive Plan

The Company’s stockholders approved the 2009 Equity Incentive Plan (the “2009 Incentive Plan”) in April 2009 under which 9,000,000 shares have been reserved for issuance. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. As of December 31, 2009, the Company had approximately 7,624,265 authorized options available for grant and 1,110,589 options outstanding under the 2009 Incentive Plan.

For purposes of the share reserve, the grant of a RSU is deemed an award for 1.52 shares of authorized common stock for each one share of authorized common stock subject to such award. If a share that was subject to an award and counted as 1.52 shares against the 2009 Incentive Plan reserve is returned to the 2009 Incentive Plan, the Company would credit the 2009 Incentive Plan reserve by 1.52 shares. These returned shares would be available for issuance under the 2009 Incentive Plan.

Employee Stock Purchase Plan

  The Company’s stockholders approved the Employee Stock Purchase Plan (ESPP) in May 2008 under which 8,850,000 shares have been reserved for issuance. Under the ESPP, eligible employees may elect to contribute from 1% to 20% or a lesser percentage that the committee may establish from time to time of their eligible compensation. Currently, the committee established the maximum contribution percentage at 10% as utilized under the 1999 Employee Stock Purchase Plan. The purchase price is 85% of the lower of the closing price of the Common Stock on the NASDAQ Global Select Market at the beginning or end of the six-month Offering Period.

Other Information

  The Company grants stock options which are exercisable over a maximum term of seven to ten years for employees and five years for directors from the date of the grant. These grants generally vest ratably over a period of four years for employees and one to three years for directors. Options granted to new employees generally include a 1-year cliff period.

  The Company also grants Restricted Stock Units (“RSUs”) to its employees and directors which vest over four years with annual vesting dates for employees and one to three years for directors. These RSUs are valued at the time of grant using the existing current market price.

   During 2009, Informatica granted 509,750 RSUs under its 1999 Stock Incentive Plan to its executives and certain key employees of the Company and an additional 508,264 RSUs to certain employees and directors of the Company under its 2009 Incentive Plan. Informatica also granted 204,025 options under its 1999 Stock Incentive Plan and 605,975 options under its 2009 Incentive Plan.

    As of December 31, 2009, the Company had approximately 7,624,265 authorized shares available for grant and 1,110,589 options and RSUs outstanding under the 2009 Incentive Plan.

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

The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The expected term of options granted is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The expected term slightly increased from 3.3 years in 2008 to 3.6 years in 2009. The higher expected life of options was

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

mainly due to lower exercises in 2008 by our executive officers and other key employees. The expected term in 2008 compared to 2007 remained unchanged.

The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The risk-free interest rate declined in 2009 and 2008 compared to prior years. The Company records share-based payments for RSUs and options granted net of estimated forfeiture rates.

FASB Stock Compensation (ASC 718) requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses an average of actual forfeited options for the past four quarters to estimate its forfeiture rate and record share-based payments. The Company reduced its forfeiture rate from 13% in 2007 to 10% in 2008 and further reduced it to 8% in 2009 due to lower historical cancellation rates.

The Company amortizes its share-based payments using a straight-line method over the vesting term of the awards.

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Option grants:
Expected volatility	37-48%	38-54%	37-41%
Weighted-average volatility	40%	41%	39%
Expected term of options (in years)	3.6	3.3	3.3
Expected dividends	—	—	—
Risk-free interest rate	1.7%	2.5%	4.5%
ESPP:
Expected volatility	34-51%	38-42%	35%
Weighted-average volatility	44%	40%	35%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5
Risk-free interest rate — ESPP	3.4%	2.0%	5.1%

The allocation of the share-based payments net of income tax benefit is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Cost of service revenues	$2,199	$2,023	$1,670
Research and development	4,813	4,109	3,751
Sales and marketing	5,976	5,397	5,796
General and administrative	4,938	4,792	4,754
Total share-based payments	17,926	16,321	15,971
Tax benefit of share-based payments	(3,794)	(3,024)	(3,119)
Total share-based payments, net of tax benefit	$14,132	$13,297	$12,852

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Plan Activity

A summary of stock option activity through December 31, 2009 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	17,283	$8.72	5.11	$69,835
Granted	4,129	14.58
Exercised	(2,782)	7.27
Forfeited or expired	(1,295)	12.63
Outstanding at December 31, 2007	17,335	$10.05	4.66	$138,392
Granted	3,631	16.56
Exercised	(2,313)	8.22
Forfeited or expired	(940)	14.57
Outstanding at December 31, 2008	17,713	$11.35	4.31	$58,342
Granted	810	19.29
Exercised	(3,472)	9.57
Forfeited or expired	(337)	15.49
Outstanding at December 31, 2009	14,714	$12.11	3.85	$202,583
Exercisable at December 31, 2009	10,871	$10.58	3.37	$166,381

A summary of RSU activities through December 31, 2009 is presented below (in thousands, except per share amounts):

	Non-vested Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	—	—
Awarded	1,018	$15.04
Released	—	—
Forfeited or expired	(15)	$13.24
Outstanding at December 31, 2009	1,003	—

As of December 31, 2009, there was a total of 3,843,000 unvested options with a fair value of $17.7 million, and the average grant price of $16.46. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.2 years.

As of December 31, 2009, there was a total of 1,003,000 unvested RSUs with a fair value of $9.8 million. The Company expects to recognize the fair value of the unvested RSUs over a weighted-average period of 3.1 years.

The weighted-average fair value of options granted with exercise prices equal to fair market value at the date of grant under stock options plans during 2009, 2008, and 2007 was $6.02, $5.22, and $4.77, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2009 and 2008. The total intrinsic value of options exercised for the years ended December 31, 2009, 2008, and 2007 were $34.0 million, $20.8 million, and $21.0 million, respectively. The weighted average grant date fair value of RSUs for the year ended December 31, 2009 was $15.07. The RSUs granted in 2009 vest in 2010 through 2013. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2009, 2008, and 2007 was $4.04, $4.65, and $3.39, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2009, 2008, and 2007 was $3.7 million, $2.7 million, and $2.4 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options as of December 31, 2009 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.72 to $0.72	20	1.89	$0.72	20	$0.72
$0.88 to $5.69	2,736	4.45	$5.60	2,736	$5.60
$5.76 to $7.90	2,460	1.48	$7.37	2,460	$7.37
$7.91 to $12.92	2,132	3.23	$11.61	1,783	$11.41
$12.96 to $14.95	2,438	4.42	$14.30	1,320	$14.40
$15.04 to $16.15	2,346	4.22	$15.69	1,466	$15.49
$16.29 to $42.56	2,582	5.12	$18.72	1,086	$17.90
	14,714	3.85	$12.11	10,871	$10.58

Disclosures Pertaining to All Share-Based Payment Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the years ended 2009, 2008, and 2007 were $41.8 million, $27.5 million, and $27.7 million, respectively. The total realized tax benefits attributable to stock options exercised were $11.0 million and $6.6 million for the years ended December 31, 2009 and 2008, respectively. The gross excess tax benefits from share-based payments in the fiscal year ended December 31, 2009 and 2008 were $8.7 million and $5.1 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2009 and 2008.

9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax.

For the years ended December 31, 2009, 2008, and 2007, the components of other comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net income, as reported	$64,211	$55,980	$54,616
Other comprehensive income:
Unrealized gain (loss) on investments (1)	(647)	658	364
Cumulative translation adjustments (2)	3,562	(10,090)	3,480
Derivative gain (loss) (3)	(142)	51	—
Comprehensive income	$66,984	$46,599	$58,460
____________

(1)	The tax effects on unrealized gain on investments were $414,000, $329,000 and $233,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	The tax effects on cumulative translation adjustments for the years ended December 31, 2009, 2008, and 2007 were negligible.

(3)	The tax effects on cash flow hedging gain (loss) for the years ended December 31, 2009 and 2008 were $(91,000) and $32,000 respectively.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ending balance of accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Net unrealized gain on available-for-sale investments	$232	$879
Cumulative translation adjustments	(1,109)	(4,671)
Derivative gain (loss)	(91)	51
Accumulated other comprehensive loss	$(968)	$(3,741)

Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of December 31, 2009 and 2008.

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of operations based on specific identification.

The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Net unrealized investment gain balance, net of tax effects at beginning of the year	$879	$221
Investment unrealized gain (loss), net of tax effects	(647)	658
Net unrealized investment gain balance, net of tax effects at end of the year	$232	$879

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008
Net unrealized derivatives gain balance, net of tax effects at beginning of the year	$51	$—
Reclassified to the statement of income, net of tax effects	97	—
Derivatives gain (loss) for hedging transactions, net of tax effects	(239)	51
Net unrealized derivatives gain (loss) balance, net of tax effects at end of the year	$(91)	$51

See Note 2. Summary of Significant Accounting Policies, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements for a further discussion.

Note 10.  Derivative Financial Instruments

The functional currency of Informatica’s foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which is in euros. The Company translates all assets and liabilities of its foreign subsidiaries into U.S. dollars at current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period, and the gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income or expense, net in the consolidated statements of income.

Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar. The Company initiated certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations starting in the fourth quarter of 2008. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee and Israeli shekel. Informatica is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses reflected in the intercompany accounts between Informatica U.S. and its two subsidiaries in India and Israel. Exposures resulting from fluctuations in the foreign currency exchange rates applicable to these foreign denominated expenses are covered through the

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s cash flow hedge programs initiated since the fourth quarter of 2008. The foreign exchange contracts initiated in 2008 expired in November 2009. In December 2009, the Company entered into some additional forward contracts with monthly expiration dates through January 18, 2011 for Indian rupees and Israeli shekels. The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.

Informatica has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 and 2010 financial plans. As of December 31, 2009, these foreign exchange contracts, carried at fair value, have a maturity of 13 months or less. During the fourth quarter of 2009, the Company entered into approximately 24 forward exchange contracts ranging between $246,000 and $1,200,000 per month. The Company closes out approximately two foreign exchange contracts per month when the foreign currency denominated expenses are paid and any gain or loss is offset against income.

Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.

As of December 31, 2009, a derivative loss of $91,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its consolidated statements of income during the next 12 months.

Informatica evaluates the effectiveness of its hedge programs using statistical analysis at the inception of the hedge prospectively as well as retrospectively. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.

The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and consolidated statements of income for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Gain (Loss) Recognized (1)	Gain (Loss) Reclassified (2)	Gain (Loss) Recognized (3)	Gain (Loss) Recognized (1)	Gain (Loss) Reclassified (2)	Gain (Loss) Recognized (3)
Indian rupee	$(264)	$(52)	$153	$58	$—	$79
Israeli shekel	(128)	(108)	10	25	—	(6)
Total	$(392)	$(160)	$163	$83	$—	$73

(1)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of consolidated statements of income (effective portion).

(3)
Amount of gain recognized in income on derivative for the amount excluded from effectiveness testing located in operating expenses (mostly impacted the research and development expenses) of consolidated statements of income. The Company did not have any ineffective portion of the derivative recorded in consolidated statements of income.

See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, and Note 15. Commitments and Contingencies, of Notes to Consolidated Financial Statements for a further discussion.

The following tables reflect the fair value amounts for derivatives designated and not designated as hedging instruments at December 31, 2009 and 2008 and the gain recognized in other income, net for non designated foreign currency forward contracts for the years ended December 31, 2009 and 2008 (in thousands):
Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at December 31, 2009 (1)	Derivative Liabilities at December 31, 2009 (2)
Indian rupee	$—	$206
Israeli shekel	1	—
Total	$1	$206

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at December 31, 2008 (1)	Derivative Liabilities at December 31, 2008 (2)
Indian rupee	$136	$—
Israeli shekel	19	—
Total	$155	$—

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(2)	Included in accrued liabilities on the consolidated balance sheets.

There were no derivative assets or liabilities not designated as hedging instruments at December 31, 2009 and 2008.

Gain Recognized in Other income, Net for Derivatives Not Designated as Hedging Instruments:	Year Ended December 31, 2009	Year Ended December 31, 2008
Indian rupee	$127	$—
Israeli shekel	101	—
Total	$228	$—

11.  Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining five-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $5.2 million in 2010, $5.4 million in 2011, $5.5 million in 2012, and $1.7 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2009, the Company will recognize approximately $5.1 million of accretion as a restructuring charge over the remaining four years term of the lease as follows: $2.3 million in 2010, $1.6 million in 2011, $1.0 million in 2012, and $0.2 million in 2013.

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

In December 2004, the Company recorded additional restructuring charges under its 2001 restructuring plan of $9.0 million related to estimated facility lease losses. The restructuring accrual adjustments recorded in the third and fourth quarters of 2004 were the

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result of the relocation of its corporate headquarters within Redwood City, California in December 2004, an executed sublease for the Company’s excess facilities in Palo Alto, California during the third quarter of 2004, and an adjustment to management’s estimate of occupancy of available vacant facilities. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2001 Restructuring Plan through May 2013, which was subsequently subleased until July 2013 under a December 2007 sublease agreement.

A summary of the activity of the accrued restructuring charges for the years ended December 31, 2009 and 2008 is as follows (in thousands):

	Accrued Restructuring Charges at December 31, 2008	Restructuring Charges Adjustments		Net Cash Payment	Non-Cash Reclass	Accrued Restructuring Charges at December 31, 2009
2004 Restructuring Plan
Excess lease facilities	$56,356	$2,820	$225	$(11,740)	$(165)	$47,496
2001 Restructuring Plan
Excess lease facilities	8,112	—	(1,384)	(1,499)	—	5,229
	$64,468	$2,820	$(1,159)	$(13,239)	$(165)	$52,725

	Accrued Restructuring Charges at December 31, 2007	Restructuring Charges Adjustments		Net Cash Payment	Non-Cash Reclass	Accrued Restructuring Charges at December 31, 2008
2004 Restructuring Plan
Excess lease facilities	$64,446	$3,469	$(324)	$(11,071)	$(164)	$56,356
2001 Restructuring Plan
Excess lease facilities	9,796	—	(127)	(1,557)	—	8,112
	$74,242	$3,469	$(451)	$(12,628)	$(164)	$64,468

In 2009, the Company recorded $1.7 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $2.8 million of accretion charges and a $0.1 million charge for amortization of tenant improvements, partially offset by an adjustment of $1.3 million due to changes in our assumed sublease income.

In 2008, the Company recorded $3.0 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $3.5 million of accretion charges and a $0.1 million charge for amortization of tenant improvements, partially offset by an adjustment of $0.6 million due to changes in our assumed sublease income.

Net cash payments for 2009, 2008, and 2007 for facilities included in the 2001 Restructuring Plan amounted to $1.5 million, $1.6 million, and $1.6 million, respectively. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2009 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $3.9 million.

Inherent in the estimation of the costs related to the restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases when the Company’s existing sublessees vacate as well as the market rates at the time of entering into new sublease agreements.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  Employee 401(K) Plan

The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $2,500 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $1.8 million, $1.7 million, and $1.3 million for the years ended December 31, 2009, 2008, and 2007 respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

13.  Income Taxes

The federal, state, and foreign income tax provisions for the years ended December 31, 2009, 2008, and 2007 are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current tax provision:
Federal	$22,272	$24,949	$20,248
State	5,593	5,589	3,679
Foreign	5,931	12,531	3,265
Total current tax provision	33,796	43,069	27,192
Deferred tax provision:
Federal	(5,570)	(3,860)	(12,958)
State	(768)	(1,840)	(6,210)
Foreign	(1,851)	(1,376)	—
Total deferred tax provision	(8,189)	(7,076)	(19,168)
Total provision for income taxes	$25,607	$35,993	$8,024

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Domestic	$52,955	$57,146	$39,066
Foreign	36,863	34,827	23,574
	$89,818	$91,973	$62,640

A reconciliation of the provision computed at the statutory federal income tax rate to the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Income tax provision computed at federal statutory tax rate	$31,437	$32,190	$21,924
State taxes, net of federal benefit	3,126	2,890	1,497
Foreign earnings taxed at different rates	(9,533)	(1,563)	(4,238)
Share-based payment	967	1,064	1,562
Return to provision true-up	(2,416)	138	1,615
ASC 740-10 (FIN No. 48) and other	2,026	974	12
Valuation allowance	—	300	(14,348)
Total provision for income taxes	$25,607	$35,993	$8,024

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$8,803	$1,989
Tax credit carryforwards	16,196	5,274
Deferred revenue	9,011	12,301
Reserves and accrued costs not currently deductible	5,477	7,815
Depreciable assets	15,020	14,660
Accrued restructuring costs	20,549	25,170
Capitalized research and development	166	306
Share-based payment	7,980	5,964
Other	681	1,147
Valuation allowance	(37,507)	(42,849)
Total deferred tax assets	46,376	31,777
Deferred tax liabilities:
Non-deductible intangible assets	(14,960)	(1,531)
Other	—	(616)
Total deferred tax liabilities	(14,960)	(2,147)
Net deferred tax assets	$31,416	$29,630

FASB Income Taxes (ASC 740) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. During 2007, as a result of analysis of all available evidence, including cumulative profits over the prior three years and a projection of future taxable income, it was considered more likely than not that non-share-based related deferred tax assets would be realized. Therefore, the Company released the valuation allowance previously held against its deferred tax assets, resulting in a $14.3 million benefit recorded in the consolidated statement of operations and a $2.3 million benefit recorded to goodwill. Additionally, in the quarter ended September 30, 2007, the Company completed an analysis of its inter-company transfer pricing retroactive to 2001 and based on this self- initiated review, the Company reallocated a portion of the consolidated pre-tax income from its foreign operations to domestic operations and utilized an additional $10.4 million of deferred tax assets previously reserved.

In assessing the need for any additional valuation allowance in 2009, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2009, consistent with prior years it was considered more likely than not that the Company’s deferred tax assets related to non share-based payments would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of FASB Stock Compensation (ASC 718).  Pursuant to FASB Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.

As of December 31, 2009, approximately $37.2 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock option deductions which will be credited to equity when realized as discussed in the preceding paragraph. The remaining $0.3 million is related to a capital loss carryforward in a foreign jurisdiction.  The valuation allowance decreased by $5.3 million in 2009, $4.3 million in 2008, and $35.5 million in 2007. The declines were primarily due to reductions in deferred tax assets to the extent that tax attributes were utilized.

As of December 31, 2009, the Company had federal net operating loss carryforwards of approximately $8.8 million and foreign tax credit carryforwards of approximately $10.8 million. These attributes will expire at various times beginning in 2019, if not utilized. As of December 31, 2009, the Company had state research and development tax credit carryforwards of approximately $10.7 million, which can be carried forward indefinitely. Utilization of the Company’s net operating loss is subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not anticipate expiration of the net operation loss carryforwards prior to their utilization.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has not provided for U.S. federal and foreign withholding taxes on $10.6 million of undistributed earnings, including earnings previously accrued upon, from certain non-U.S. operations as of December 31, 2009 because the Company intends to reinvest such earnings indefinitely outside of the United States. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits and is currently not practical to compute.

The Company adopted Financial Accounting Standards Board Interpretation No. 48 (ASC 740), Accounting for Uncertainties in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective January 1, 2007. ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008
Beginning balance	$20,779	$7,086
Additions for tax positions of prior years	6,095	12,330
Reductions for tax positions of prior years	(2,808)	(369)
Additions based on tax positions related to the current year	1,244	1,732
Reductions due to lapse of statue of limitations	(430)	—
Reductions due to settlements	(9,248)	—
Ending balance	$15,632	$20,779

The unrecognized tax benefits related to FASB Income Taxes (ASC 740-10), if recognized, would impact the income tax provision by $15.5 million and $12.9 million as of December 31, 2009 and 2008, respectively. The unrecognized tax benefits were $23.9 million and $20.2 million as of December 31, 2009 and 2008, respectively. The change was primarily due to the agreement with the Internal Revenue Service on certain audit issues, the expiration of certain statute of limitations and the accrual for uncertain tax positions. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties at December 31, 2009 and 2008 were approximately $2.3 million and $1.6 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company was under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carryforwards, substantially all of the Company’s tax years remain open to tax examination. During the three months ended June 30, 2009, the Company reached an agreement with the Internal Revenue Service to settle certain matters, including cost sharing and buy-in amounts for tax years ended December 31, 2001 through 2006. The tax provision impact as a result of the settlement was $7.0 million of which $6.1 million was accrued for previously.

The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of December 31, 2009.

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

14.  Net Income per Common Share

Under the provisions of FASB Earnings per Share (ASC 260), basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and RSUs and common shares potentially issuable under the terms of the Convertible Senior Notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007
Net income	$64,211	$55,980	$54,616
Effect of convertible senior notes, net of related tax effects	4,022	4,350	4,399
Net income adjusted	$68,233	$60,330	$59,015
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	87,991	88,109	87,164
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	170	—	—
Dilutive effect of employee stock options	4,961	3,715	4,588
Dilutive effect of convertible senior notes	10,190	11,454	11,500
Shares used in computing diluted net income per common share	103,312	103,278	103,252
Basic net income per common share	$0.73	$0.64	$0.63
Diluted net income per common share	$0.66	$0.58	$0.57

Diluted net income per common share is calculated according to Earnings per Share (ASC 260), which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for years ended December 31, 2009, 2008 and 2007, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $4.0 million, $4.3 million and $4.4 million, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

For the years ended December 31, 2009, 2008, and 2007, options to purchase approximately 0.3 million, 3.5 million, and 4.0 million, respectively, of common stock with exercise price greater than the annual average fair market value of our stock of $23.18, $15.77, and $14.83, respectively, were not included in the calculation because the effect would have been anti-dilutive.

15.  Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term is from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another 3 years to December 31, 2013. The future minimum contractual lease payments are $2.6 million, $3.4 million, $3.5 million and $3.6 million for the years ending December 31, 2010, 2011, 2012, and 2013, respectively.

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

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rent expense for 2009, 2008, and 2007 was $11.2 million, $11.2 million, and $7.2 million, respectively. Operating lease payments in the table below include approximately $61.0 million for operating lease commitments for facilities that are included in restructuring charges. See Note 11. Facilities Restructuring Charges, above, for a further discussion.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments as of December 31, 2009 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
2010	$25,043	$2,459	$22,584
2011	24,525	2,503	22,022
2012	24,468	2,550	21,918
2013	16,654	1,314	15,340
2014	1,746	—	1,746
Thereafter	1,959	—	1,959
	$94,395	$8,826	$85,569

Of these future minimum lease payments, the Company has accrued $52.7 million in the facilities restructuring accrual at December 31, 2009. This accrual, in addition to minimum lease payments of $61.0 million, includes estimated operating expenses of $18.5 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $21.7 million and a present value discount of $5.1 million recorded in accordance with FASB Exit or Disposal Cost Obligations (ASC 420).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties under the FASB Contingencies (ASC 450). The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2009 and 2008. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2009. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Financial Instruments

Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than U.S. dollar, primarily the Indian rupee and Israeli shekel. These foreign exchange contracts, carried at fair value, have a maturity of 13 months or less. Informatica enters into these foreign exchange contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

As of December 31, 2009, the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2009 for the Indian rupees and Israeli shekels were $11.5 million and $3.3 million, respectively.

See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, and Note 10. Derivative Financial Instruments, of Notes to Consolidated Financial Statements for a further discussion.

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

All parties in all lawsuits have reached a settlement which will not require the Company to contribute cash.  The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors have filed notices of appeals of the final judgment dismissing the cases upon the settlement.

On July 15, 2002, the Company filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”) and the final judgment in the Company’s favor included a permanent injunction preventing BODI from shipping the infringing technology which remains in effect until the patent expires in 2019.

On August 21, 2007, JuxtaComm Technologies (“JuxtaComm”) filed a complaint in the Eastern District of Texas against the Company and 20 other defendants, including Microsoft, IBM and Business Objects, for infringement of JuxtaComm’s US patent

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”).  In its complaint, JuxtaComm sought unspecified monetary damages and permanent injunctive relief. This matter was settled in August 2009 for $4.3 million. The Company received a release and settlement of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid license for the subject patent valued at $2.4 million through its expiration date of June 26, 2018. At the time of settlement, the Company capitalized the amount related to future use of the patent and expensed the portion related to past damages, based on total forecasted cash flows.

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

On January 12, 2010, Data Retrieval initiated another action for patent infringement against the Company in the United States District Court for the Northern District of California, Case No. C 09-05360-VRW, asserting two patents, U.S. Patent Nos. 5,802,511 (the "'511 patent") and 6,625,617 B2 (the "'617 patent") (collectively, the "Data Retrieval II patents-in-suit") (the "Data Retrieval II Action"). Sybase, Inc. is also named as a defendant in the Data Retrieval II Action. The Data Retrieval II Action was related to the Data Retrieval I Actions and assigned to the same Judge. In the Data Retrieval II Action, Data Retrieval alleges that a "suite of data warehousing systems and/or material components thereof," including Power Center, Data Explorer and Power Exchange, infringe the Data Retrieval II patents-in-suit. Data Retrieval accuses the Company of infringing at least claims 1, 2 and 14 of the '511 patent and at least claims 25 and 26 of the '617 patent. The Company has not yet responded to Data Retrieval's Complaint in the Data Retrieval II Action. No discovery has commenced and no trial date been set.

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

17.  Related Party Transaction

Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2009, 2008, and 2007 were $1.4 million, $0.9 million, and $0.8 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.  Significant Customer Information and Segment Information

The Company operates solely in one segment:  the design, development, marketing, and sales of software solutions. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. The Company markets its products and services in the United States and in foreign countries through its direct sales force and indirect distribution channels. No customer accounted for more than 10% of revenue in 2009, 2008, and 2007. At December 31, 2009 and 2008, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 36%, 35%, and 32% of total revenues in 2009, 2008, and 2007, respectively.

The following tables represent geographic information (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues:
North America	$321,901	$297,093	$264,167
Europe	129,886	122,458	101,933
Other	48,906	36,148	25,156
	$500,693	$455,699	$391,256

	December 31,
	2009	2008
Long-lived assets (excluding assets not allocated):
North America	$65,384	$36,285
Europe	4,610	6,664
Other	1,520	1,643
	$71,514	$44,592

The Company’s revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
License	$214,322	$195,769	$175,318
Maintenance	215,315	186,212	151,246
Consulting and education	71,056	73,718	64,692
	$500,693	$455,699	$391,256

19.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(In thousands, except per share data)
Total revenues	$150,897	$123,394	$117,344	$109,058
Gross profit	126,389	101,906	96,483	88,281
Facilities restructuring charges (recovery)	(300)	557	595	809
Income from operations	35,000	22,288	17,087	14,994
Net income	24,971	16,192	11,989	11,059
Net income per common share:
Basic	$0.28	$0.18	$0.14	$0.13
Diluted	$0.25	$0.17	$0.13	$0.12
Shares used in computing basic net income per common share:
Basic	89,589	88,283	87,198	86,862
Diluted	105,807	103,516	100,692	100,430

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(In thousands, except per share data)
Total revenues	$124,412	$113,817	$113,760	$103,710
Gross profit	103,444	91,408	90,532	82,612
Facilities restructuring charges	254	896	921	947
Income from operations	39,526	17,668	14,619	12,423
Net income	19,872	13,381	11,503	11,224
Net income per common share:
Basic	$0.23	$0.15	$0.13	$0.13
Diluted	$0.21	$0.14	$0.12	$0.12
Shares used in computing basic net income per common share:
Basic	87,178	88,570	88,565	88,128
Diluted	101,767	103,740	104,457	103,727

Diluted net income per common share is calculated according to FASB Earnings per Share (ASC 260) which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for the years ended December 31, 2009, 2008, and 2007, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, they had an add-back of $4.0 million, $4.3 million, and $4.4 million, respectively in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

20.  Acquisitions

Agent Logic

On September 1, 2009, the Company acquired Agent Logic, Inc. (“Agent Logic”), a privately held company incorporated in Delaware. Agent Logic specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments. Informatica acquired all of the capital stock of Agent Logic in a cash merger transaction for $35 million of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of eighteen months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition.

Informatica incurred $0.5 million of acquisition-related costs for the three months ended September 30, 2009. These expenses are reflected as general and administrative expenses in the consolidated statements of income for the respective periods.

Informatica is obligated to pay certain variable and deferred earn-out payments based if certain license order targets are achieved. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-outs at the time of acquisition were $2.6 million and $3.1 million, respectively. Informatica reflected the excess of this estimate of $0.6 million in its statement of income in the fourth quarter of 2009 based on FASB Business Combinations (ASC 805).

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$24,403
Developed and core technology	10,970
Customer relationships	1,380
Trade names	670
Assumed assets, net of liabilities	1,776
Total purchase price	$39,199

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AddressDoctor GmbH

On June 2, 2009, Informatica GmbH, a wholly owned subsidiary of Informatica, acquired AddressDoctor GmbH (“AddressDoctor”), a limited liability company duly organized and existing under the laws of the Federal Republic of Germany. AddressDoctor is a leading provider of international address verification and cleaning solutions that enables users to validate and correct postal addresses and assists in the data capturing process. Informatica acquired all of the capital stock of AddressDoctor for $27.8 million of which $4.5 million is held in an escrow fund as security for losses incurred by Informatica in the event of certain breaches of the acquisition agreement by AddressDoctor. The escrow fund will remain in place for a period of 18 months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition.

Informatica incurred $0.5 million of acquisition-related costs for the three months ended June 30, 2009. These expenses are reflected as general and administrative expenses in the consolidated statements of income for the respective periods.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$23,019
Developed and core technology	960
Vendor relationships	7,200
Customer relationships	1,320
Trade names	230
Assumed liabilities, net of assets	(4,977)
Total purchase price	$27,752

The Company assigned fair values to the identified intangible assets acquired in accordance with the guidelines established in SFAS No. 141(R) the FASB Business Combinations (ASC 805).

The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. The Company believes that the investment value of the synergy created as a result of this acquisition, due to future product offerings, has principally contributed to a purchase price that resulted in the recognition of $23.0 million of goodwill, of which $6.8 million will be deductible for tax purposes due to the sale of intellectual property rights to the U.S. entity. At the time of acquisition, AddressDoctor had recent releases of its major products and as a result, no material in-process research and development was identified at the time of acquisition. The trade names and the developed and core technology will be amortized over five years on a straight line basis, vendor relationships will be amortized over five years on a straight line basis and customer relationships will be amortized over six years on an accelerated basis consistent with expected benefits.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Applimation

On February 13, 2009, the Company acquired Applimation, Inc. (“Applimation”), a privately held company incorporated in Delaware, providing application Information Lifecycle Management (ILM) technology. The acquisition extends the Company's data integration software to include Applimation’s technology. The Company acquired all of the capital stock of Applimation in a cash merger transaction valued at approximately $37.2 million, including $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. As part of the merger agreement, $6.0 million of the merger consideration was placed into an escrow fund and held as security for losses incurred by the Company in the event of certain breaches of the merger agreement by Applimation. The escrow fund will remain in place until August 13, 2010, although 50% of the escrow funds will be distributed to the Applimation stockholders on February 13, 2010.

Informatica incurred $718,000 and $116,000 of acquisition-related costs for the three months ended March 31, 2009 and December 31, 2008, respectively. These expenses are reflected as general and administrative expenses in the consolidated statements of income for the respective periods.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Goodwill	$19,740
Developed and core technology	10,730
Customer relationships	8,330
Trade names	880
Assumed liabilities, net of assets	(4,084)
Total purchase price	$35,596

The Company assigned fair values to the identified intangible assets acquired in accordance with the guidelines established in SFAS No. 141(R) FASB Business Combinations (ASC 805).

Informatica is obligated to reimburse certain employees of Applimation for an approximate bonus of $1.6 million if they continue to provide their employment services for a certain period of time. If they discontinue their services for any reason, these amounts are payable to original shareholders of Applimation. Informatica will record these expenses as the services are performed between three to 18 months subsequent to the acquisition date.

The Company determined, based on probability analysis, that the amount of bad debt reserve for the accounts receivable acquired through acquisition was $0.4 million. In the fourth quarter of 2009, Informatica increased this estimate by an additional $0.4 million, due to additional probability analysis. Informatica reflected the excess of this estimate of $0.4 million in its statement of income in the fourth quarter of 2009 based on FASB Business Combinations (ASC 805).

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

Neither of these acquisitions was considered materially significant for pro forma presentation purposes.

INFORMATICA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.  Subsequent Event

On January 28, 2010, the Company acquired Siperian, Inc., (“Siperian”) a private company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to most business requirements. The acquisition extends the Company’s data integration software to include Siperian’s technology. The Company acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment set forth therein. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds will be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

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

(c) Change in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2010:

Name	Age	Position(s)
Sohaib Abbasi	53	Chairman of the Board, Chief Executive Officer, and President
Earl Fry	51	Chief Financial Officer, Chief Administrative Officer, Executive Vice President, and Secretary
Paul Hoffman	59	Executive Vice President and President, Worldwide Field Operations
Girish Pancha	45	Executive Vice President and General Manager, Data Integration
Ivan Chong	42	Executive Vice President, Data Quality

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

Mr. Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became the Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. In January 2010, Mr. Fry was promoted to Chief Administrative Officer and Executive Vice President, Global Customer Support. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree from Stanford University. Mr. Fry serves on the Board of Directors of Central Pacific Financial Corporation.

Mr. Hoffman joined us as Executive Vice President, Worldwide Sales in January 2005. In January 2010, Mr. Hoffman was promoted to Executive Vice President and President, Worldwide Field Operations. Mr. Hoffman was Executive Vice President of Worldwide Sales at Cassatt Corporation from August 2003 to December 2004. From April 1999 to June 2003, Mr. Hoffman was Vice President of the Americas at SeeBeyond Technology Corporation. He served as Vice President Worldwide Sales for Documentum from September 1996 to April 1999. Mr. Hoffman also spent 10 years at Oracle Corporation in senior sales management and executive-level positions, including the Vice President of Worldwide Operations. Mr. Hoffman holds a B.S. degree in finance from Fairfield University.

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

Mr. Chong joined Informatica in October 1997 with responsibilities overseeing product management for Informatica’s flagship product PowerCenter.  In February 2005, Mr. Chong became Vice President of Product Marketing.  In January 2007, Mr. Chong was promoted to Senior Vice President and General Manager for Informatica’s Data Quality Business Unit. In January 2010, Mr. Chong was promoted to Executive Vice President of Data Quality. From December 1995 to September 1997 he worked at an Internet advertising startup, NetGravity. From September 1989 to December 1995, Mr. Chong had various product management roles at Oracle Corporation within the Oracle Tools Division. Mr. Chong holds both an M.S. degree and a B.S. degree from MIT’s Department of Electrical Engineering and Computer Science.

Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One — Election of Directors” in the Proxy Statement for the 2010 Annual Meeting, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the captions, “Election of Directors — Director Compensation” and “Executive Officer Compensation” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement and is incorporated herein by reference.

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

Schedule II — Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2009	$2,558	$320	$908	$(332)	$3,454
Year ended December 31, 2008	$1,299	$1,268	$49	$(58)	$2,558
Year ended December 31, 2007	$1,666	$215	$(468)	$(114)	$1,299

     3. Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2010

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SOHAIB ABBASI	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2010
Sohaib Abbasi

/s/ EARL FRY	Chief Financial Officer, Executive Vice President, and Secretary (Principal Financial and Accounting Officer)	February 26, 2010
Earl Fry

/s/ David Pidwell	Director	February 25, 2010
David Pidwell

/s/ Mark Bertelsen	Director	February 25, 2010
Mark Bertelsen

/s/ Mark Garrett	Director	February 25, 2010
Mark Garrett

/s/ Gerald Held	Director	February 25, 2010
Gerald Held

/s/ Charles Robel	Director	February 25, 2010
Charles Robel

/s/ Brooke Seawell	Director	February 25, 2010
Brooke Seawell

/s/ Geoff Squire	Director	February 25, 2010
Geoff Squire

/s/ Godfrey Sullivan	Director	February 25, 2010
Godfrey Sullivan

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2009

Exhibit Number	Document
2.2
Agreement and Plan of Merger dated as of January 28, 2010 by and among Informatica Corporation, Sputnik Acquisition Corporation, Siperian, Inc., Investor Growth Capital as Stockholders’ Representative solely for purposes of Section 6.5 and Articles VII, VIII and IX, and U.S. Bank National Association as Escrow Agent solely for purposes of Articles VII, VIII and IX (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 28, 2010, Commission File No. 0-25871).

2.3
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

10.4*	Company’s 1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
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

Exhibit Number	Document
10.7*	Company’s 2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement of Form S-8 filed on May 15, 2009, Commission File No. 0-25871).
10.8*
Company’s 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 6, 2009, Commission File No. 0-25871).

10.9*
Company’s 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 6, 2009, Commission File No. 0-25871).

10.10*	Siperian, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement of Form S-8 filed on February 11, 2010, Commission File No. 0-25871).
10.11
Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.12
Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.13*
Description of management arrangement with Earl E. Fry (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002, Commission File No. 0-25871).

10.14*
Amendment to 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).

10.15*
Employment Agreement dated July 19, 2004 by and between the Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).

10.16
Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).

10.17*
Form of Executive Severance Agreement dated November 15, 2004 by and between the Company and each of Earl E. Fry and Girish Pancha (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).

10.18*
Offer Letter dated January 4, 2005, by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).

10.19*
Executive Severance Agreement dated January 4, 2005 by and between the Company and Paul J. Hoffman (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on May 9, 2005, Commission File No. 0-25871).

10.20*	Description of 2010 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2010, Commission File No. 0-25871).
10.21*
Form of Amendment to Executive Severance Agreement dated January 30, 2008 by and between the Company and each of Earl E. Fry, Paul J. Hoffman and Girish Pancha (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).

10.22*
Description of amendments to Executive Severance Agreements by and between the Company and each of Earl E. Fry, Girish Pancha and Paul J. Hoffman (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2008, Commission File No. 0-25871).

10.23*	Company’s Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.24*
Amendment to Sohaib Abbasi’s Employment Agreement dated December 31, 2008 by and between the Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 26, 2009, Commission File No. 0-25871).

Exhibit Number	Document
10.25*
Form of Amendment to Executive Severance Agreement dated December 31, 2008 by and between the Company and each of Earl E. Fry, Paul J. Hoffman and Girish Pancha (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2009, Commission File No. 0-25871).

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

*	Indicates management contract or compensatory plan or arrangement.