Form 10-Q
period 2010-03-31
INFORMATICA CORP
filed 2010-05-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were approximately 91,834,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$152,024	$159,197
Short-term investments	202,438	305,283
Accounts receivable, net of allowances of $4,236 and $3,454, respectively	77,757	110,653
Deferred tax assets	26,478	23,673
Prepaid expenses and other current assets	20,447	15,251
Total current assets	479,144	614,057

Property and equipment, net	7,967	7,928
Goodwill	399,895	287,068
Other intangible assets, net	93,121	63,586
Long-term deferred tax assets	25,301	8,259
Other assets	7,392	8,724
Total assets	$1,012,820	$989,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,150	$4,274
Accrued liabilities	39,731	37,367
Accrued compensation and related expenses	30,523	41,523
Deferred tax liabilities	424	—
Income taxes payable	9,273	12,949
Accrued facilities restructuring charges	19,904	19,880
Deferred revenues	145,235	139,629
Convertible senior notes	201,000	—
Total current liabilities	454,240	255,622

Convertible senior notes	—	201,000
Accrued facilities restructuring charges, less current portion	29,833	32,845
Long-term deferred revenues	4,044	4,531
Long-term deferred tax liabilities	—	516
Long-term income taxes payable	11,695	11,995
Total liabilities	499,812	506,509

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	91	90
Additional paid-in capital	456,608	434,262
Accumulated other comprehensive loss	(5,214)	(968)
Retained earnings	61,523	49,729
Total stockholders’ equity	513,008	483,113
Total liabilities and stockholders’ equity	$1,012,820	$989,622

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
License	$55,047	$44,059
Service	80,083	64,999
Total revenues	135,130	109,058

Cost of revenues:
License	965	748
Service	23,057	18,472
Amortization of acquired technology	2,772	1,557
Total cost of revenues	26,794	20,777

Gross profit	108,336	88,281

Operating expenses:
Research and development	23,578	18,183
Sales and marketing	51,419	41,438
General and administrative	11,408	10,806
Amortization of intangible assets	2,710	2,051
Facilities restructuring charges	656	809
Acquisitions and other	3,649	—
Total operating expenses	93,420	73,287

Income from operations	14,916	14,994
Interest income	951	1,790
Interest expense	(1,580)	(1,671)
Other income, net	1,980	767
Income before provision for income taxes	16,267	15,880
Provision for income taxes	4,473	4,821
Net income	$11,794	$11,059

Basic net income per common share	$0.13	$0.13
Diluted net income per common share	$0.12	$0.12

Shares used in computing basic net income per common share	90,748	86,862
Shares used in computing diluted net income per common share	107,374	100,430

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$11,794	$11,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,829	1,353
Gain on sale of investment in equity interests	(1,824)	—
Gain on early extinguishment of debt	—	(337)
Stock compensation	5,482	4,199
Deferred income taxes	(632)	(1,469)
Tax benefits from stock compensation	4,189	672
Excess tax benefits from stock compensation	(3,325)	(397)
Amortization of intangible assets and acquired technology	5,482	3,608
Non-cash facilities restructuring charges	656	809
Other non-cash items	(6)	610
Changes in operating assets and liabilities:
Accounts receivable	42,162	23,730
Prepaid expenses and other assets	2,403	(3,612)
Accounts payable and other current liabilities	(18,924)	(20,499)
Income taxes payable	(5,276)	665
Accrued facilities restructuring charges	(3,604)	(3,219)
Deferred revenues	2,776	(4,291)
Net cash provided by operating activities	43,182	12,881
Investing activities:
Purchases of property and equipment	(1,300)	(577)
Purchases of investments	(42,569)	(146,227)
Purchase of investment in equity interest	(1,500)	—
Sale of investment in equity interest	4,824	—
Maturities of investments	64,318	115,848
Sales of investments	81,047	14,097
Business acquisitions, net of cash acquired	(168,777)	(32,976)
Net cash used in investing activities	(63,957)	(49,835)
Financing activities:
Net proceeds from issuance of common stock	13,785	6,967
Repurchases and retirement of common stock	—	(5,910)
Withholding taxes related to restricted stock units net share settlement	(1,108)	—
Repurchases of convertible senior notes	—	(19,200)
Excess tax benefits from stock compensation	3,325	397
Net cash provided by (used in) financing activities	16,002	(17,746)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,400)	(1,825)
Net decrease in cash and cash equivalents	(7,173)	(56,525)
Cash and cash equivalents at beginning of period	159,197	179,874
Cash and cash equivalents at end of period	$152,024	$123,349

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature for the fair presentation of the results of the interim periods presented. All of the amounts included in this Report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2010 and 2009 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2010, or any future period.

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

These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated financial statements of the Company.

Revenue Recognition

The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with Software Revenue Recognition (ASC 985-605-25), and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, and other authoritative accounting literature.

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

Collection is probable.  The Company assesses first the credit-worthiness and collectability at a country level based on the country’s overall economic climate and general business risk. Then, for the customers in the countries that are deemed credit-worthy, it assesses credit and collectability based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized at the time that payment is received.

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

Other revenues, consisting of software subscription and cloud services revenues (which are not material at this time but growing), are generally recognized as the services are performed. Cloud services is a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand.

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

Further, ASC 820-10-35 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value measurement classification of Informatica as of March 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$3,089	$3,089	$—	$—
Marketable securities (2)	209,437	—	209,437	—
Total money market funds and marketable securities	212,526	3,089	209,437	—
Investment in equity interest (3)	1,500	—	—	1,500
Foreign currency derivatives (4)	277	—	277	—
Total	$214,303	$3,089	$209,714	$1,500
Liabilities:
Convertible senior notes	$279,567	$279,567	$—	$—
Total	$279,567	$279,567	$—	$—

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$10,895	$10,895	$—	$—
Marketable securities (2)	306,283	—	306,283	—
Total money market funds and marketable securities	317,178	10,895	306,283	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	1	—	1	—
Total	$320,179	$10,895	$306,284	$3,000
Liabilities:
Foreign currency derivatives (5)	$206	$—	$206	$—
Convertible senior notes	257,055	257,055	—	—
Total	$257,261	$257,055	$206	$—

____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(3)	Included in other non-current assets on the condensed consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(5)	Included in accrued liabilities on the condensed consolidated balance sheets.

The Company has classified its convertible debt as Level I, according to ASC 820-10-35 since it has quote prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of March 31, 2010, based

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the closing price as of March 31, 2010 (the last trading day of the respective period) at the Over-the-Counter market, was $279.6 million.

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

The Company for the valuation of its money market funds uses valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Informatica uses the following methodology to determine the fair value of its treasury bills, corporate bonds, and agency and government bonds aggregating $193 million and $280 million at March 31, 2010 and December 31, 2009, respectively. These securities generally have market prices from multiple sources; therefore, the Company uses a “consensus price” or a weighted average price for each security. Informatica receives market prices for these securities from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. Then, the Company uses these multiple prices as inputs into a distribution-curve-based algorithm to determine the daily market value.

Informatica uses the following methodology to determine the fair value of its commercial paper and certificates of deposit aggregating $10 million and $26 million at March 31, 2010 and December 31, 2009, respectively. The Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the market place, the price on that subsequent transaction clearly reflects the market price on that day and Informatica will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. The Company has used mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of 13 months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

The counterparties associated with Informatica’s foreign currency forward contracts are large credit-worthy financial institutions and the derivatives transacted with these entities are relatively short in duration; therefore, the Company does not consider counterparty concentration and non-performance material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments. See Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Informatica made a $1.5 million investment in the preferred stock of a privately held company in February 2010, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company uses the cash flow of the entity against its own cash flow assumptions at the time that investment was made.

During the first quarter of 2010, Informatica received $4.8 million for its $3.0 million investment in another privately held company due to the acquisition of such company. As a result of this transaction, the Company recorded a gain of $1.8 million in other income for the three months ended March 31, 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments, Concentrations of Credit Risk, and Credit Evaluations

The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their respective carrying amounts due to their short-term maturity.

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments in marketable securities, and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with high-quality financial institutions.

The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The Company evaluates its counterparties associated with the Company’s forward foreign exchange contracts at least quarterly as part of its cash flow hedge program. Since all these counterparties are large credit worthy commercial banking institutions, the Company does not consider counterparty non-performance a material risk.

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

Realized gains recognized for the three months ended March 31, 2010 and 2009 were $71,000 and $3,000, respectively. The realized gains are included in other income of the condensed consolidated statements of income for the respective periods. The cost of securities sold was determined based on the specific identification method. The Company sold approximately $35 million of its investment in marketable securities in December 2009 in anticipation of its cash requirement for the acquisition of Siperian.

The following is a summary of the Company’s investments as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$141,936	$—	$—	$141,936
Cash equivalents:
Money market funds	3,089	—	—	3,089
Certificates of deposit	6,999	—	—	6,999
Total cash equivalents	10,088	—	—	10,088
Total cash and cash equivalents	152,024	—	—	152,024
Short-term investments:
Certificates of deposit	4,560	—	—	4,560
Commercial paper	4,985	—	—	4,985
Corporate notes and bonds	61,428	288	(57)	61,659
Federal agency notes and bonds	92,831	89	(64)	92,856
U.S. government notes and bonds	14,423	37	—	14,460
Municipal notes and bonds	23,880	39	(1)	23,918
Total short-term investments	202,107	453	(122)	202,438
Total cash, cash equivalents, and short-term investments *	$354,131	$453	$(122)	$354,462
___________

*	Total estimated fair value above included $212,526 comprised of cash equivalents and short-term investments at March 31, 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,302	$—	$—	$147,302
Cash equivalents:
Money market funds	10,895	—	—	10,895
Municipal notes and bonds	1,000	—	—	1,000
Total cash equivalents	11,895	—	—	11,895
Total cash and cash equivalents	159,197	—	—	159,197
Short-term investments:
Certificates of deposit	5,040	—	—	5,040
Commercial paper	20,953	—	—	20,953
Corporate notes and bonds	63,168	364	(42)	63,490
Federal agency notes and bonds	143,840	200	(252)	143,788
U.S. government notes and bonds	24,515	44	(10)	24,549
Municipal notes and bonds	47,387	88	(12)	47,463
Total short-term investments	304,903	696	(316)	305,283
Total cash, cash equivalents, and short-term investments *	$464,100	$696	$(316)	$464,480
___________

*	Total estimated fair value above included $317,178 comprised of cash equivalents and short-term investments at December 31, 2009.

In accordance with ASC 320, Investments – Debt and Equity Securities, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment is other-than-temporary impaired.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 (in thousands):

	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$17,871	$(57)
Federal agency notes and bonds	38,437	(64)
Municipal notes and bonds	3,606	(1)
	$59,914	$(122)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at March 31, 2010 (in thousands):

	Cost	Fair Value
Due within one year	$155,186	$155,543
Due one year to two years	51,635	51,640
Due after two years	5,374	5,343
Total	$212,195	$212,526

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$86,339	$(24,786)	$61,553	$55,350	$(22,048)	$33,302
Customer relationships	33,534	(16,023)	17,511	31,426	(14,029)	17,397
Vendor relationships	7,908	(1,408)	6,500	7,908	(992)	6,916
Other:
Trade names	2,494	(975)	1,519	2,494	(835)	1,659
Covenants not to compete	2,000	(1,317)	683	2,000	(1,217)	783
Patents	3,720	(285)	3,435	3,720	(191)	3,529
In-process research and development	1,920	—	1,920	—	—	—
	$137,915	$(44,794)	$93,121	$102,898	$(39,312)	$63,586

Amortization expense of intangible assets was $5.5 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively. The Company’s weighted-average amortization period is six years for developed and core technology, is five years for customer relationships, vendor relationships, trade names, and covenants not to compete, and is ten years for patents. The amortization expense related to identifiable intangible assets as of March 31, 2010 is expected to be $17.3 million for the remainder of 2010, $21.2 million, $18.3 million, $15.7 million, and $8.4 million for the years ending December 31, 2011, 2012, 2013, and 2014, respectively, and $10.3 million for the years thereafter.

The increase of $31.0 million in the gross carrying amount of developed and core technology was primarily due to the intangibles of $21.3 million and $9.8 million acquired from Siperian and 29West, respectively. The increase of $2.1 million in the gross carrying amount of customer relationships was primarily due to the intangibles of $1.6 million and $0.6 million acquired from Siperian and 29West, respectively. See Note 15. Acquisitions, of Notes to Condensed Consolidated Financial Statements for a further discussion. In addition, $2.3 million of developed and core technology, and $3.7 million of customer relationships at March 31, 2010, related to the Identity Systems and PowerData acquisitions, were recorded in European local currencies; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

Subsequent to adoption of SFAS No. 141(R) on January 1, 2009, Business Combinations (ASC 805), the Company has acquired certain customer relationships for approximately $13.3 million from Applimation, AddressDoctor, Agent Logic, Siperian, and 29West acquisitions, which consist of software maintenance agreements. These renewable agreements are usually for a duration of one year and renewable afterward. The costs of renewal of these contracts are reflected in the cost of service revenues.

In the first quarter of 2010, in conjunction with our acquisition of Siperian, we recorded in-process research and development (IPR&D) of $1.9 million. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified.

The change in the carrying amount of goodwill for the three months ended March 31, 2010 is as follows (in thousands):

March 31, 2010
Beginning balance as of December 31, 2009	$287,068
Goodwill recorded in acquiring Siperian	78,360
Goodwill recorded in acquiring 29West	36,397
Local currency translation and other adjustments	(1,930)
Ending balance as of March 31, 2010	$399,895

The goodwill acquired through the Siperian and 29West acquisitions is nondeductible for tax purposes.

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

Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144(k) of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including Derivatives and Hedging  (ASC 815) and Debt With Conversion and Other Options (ASC 470-20) and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also, if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were $68,000 and $535,000 for the three-month periods ended March 31, 2010 and 2009, respectively. Interest expenses on the Notes were $1.5 million and $1.6 million for the three-month periods ended March 31, 2010 and 2009, respectively. Interest payments of $3.0 million and $3.3 million were made in the three-month periods ended March 31, 2010 and 2009, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. In the fourth quarter of 2008, Informatica repurchased $9.0 million of its outstanding Convertible Senior Notes at a cost of $7.8 million at a discount. As a result, $1.0 million, net of prorated deferred expenses written off for $0.2 million, is reflected in other income for the three months ended December 31, 2008. During the three-month period ended March 31, 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes, net of $0.3 million gain due to early retirement of the Notes and $0.5 million due to recapture of prorated deferred expenses, at a discounted cost of $19.2 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the ending balance of the Convertible Senior Notes as of March 31, 2010 and December 31, 2009 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased during the first quarter of 2009	(20,000)
Balance at December 31, 2009	$201,000
Face amount of Notes repurchased during the first quarter of 2010	—
Balance at March 31, 2010	$201,000

Note 5. Other Comprehensive Income

Accumulated other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. Other comprehensive income activity consisted of the following items (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income, as reported	$11,794	$11,059
Other comprehensive income:
Unrealized loss on investments (1)	(30)	(496)
Cumulative translation adjustments (2)	(4,480)	(2,831)
Derivatives gain (loss) (3)	264	(350)
Other comprehensive income	$7,548	$7,382
_________

(1)	The tax effects on unrealized loss on investments were $19,000 and $317,000 for the three months ended March 31, 2010 and 2009, respectively.
(2)	The tax effects on cumulative translation adjustments were $144,000 and $73,000 for the three months ended March 31, 2010 and 2009, respectively.
(3)	The tax effects on cash flow hedging gain (loss) were $169,000 and ($223,000) for the three months ended March 31, 2010 and 2009, respectively.

Ending balance of accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Net unrealized gain on available-for-sale investments	$202	$232
Cumulative translation adjustments	(5,589)	(1,109)
Derivatives gain (loss)	173	(91)
Accumulated other comprehensive loss	$(5,214)	$(968)

Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009.

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net unrealized investment gain balance, net of tax effects at beginning of the year	$232	$879
Investment unrealized loss, net of tax effects	(30)	(496)
Net unrealized investment gain balance, net of tax effects at end of the period	$202	$383

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Net unrealized derivatives gain (loss) balance, net of tax effects at beginning of the year	$(91)	$51
Reclassified to the statement of income, net of tax effects	10	39
Derivatives gain (loss) for hedging transactions, net of tax effects	254	(389)
Net unrealized derivatives gain (loss) balance, net of tax effects at end of the period	$173	$(299)

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

Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar. The Company initiated certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations starting in the fourth quarter of 2008. The purpose of these programs is to reduce the volatility of identified cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee and Israeli shekel.Informatica is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses reflected in the intercompany accounts between Informatica U.S. and its two subsidiaries in India and Israel. Exposures resulting from fluctuations in the foreign currency exchange rates applicable to these foreign denominated expenses are covered through the Company’s cash flow hedge programs initiated since the fourth quarter of 2008. The foreign exchange contracts initiated in 2008 expired in November 2009. In December 2009, the Company entered into some additional forward contracts with monthly expiration dates through January 18, 2011 for Indian rupees and Israeli shekels. The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.

Informatica has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 and 2010 financial plans. As of March 31, 2010, these foreign exchange contracts, carried at fair value, have a maturity of ten months or less. During the first quarter of 2010, the Company did not enter into any new forward exchange contracts, and the Company closed out approximately two foreign exchange contracts per month when the foreign currency denominated expenses are paid and any gain or loss is offset against income.

Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2010, a derivative gain of $173,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reclassify this amount to its condensed consolidated statements of income during the remaining duration of its foreign exchange forward contracts that expire on January 18, 2011.

Informatica evaluates the effectiveness of its hedge programs using statistical analysis at the inception of the hedge prospectively as well as retrospectively. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.

The effect of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Gain Recognized (1)	Gain (Loss) Reclassified (2)	Gain (Loss) Recognized (3)	Loss Recognized (1)	Loss Reclassified (2)	Gain Recognized (3)
Indian rupee	$374	$(19)	$14	$(365)	$(20)	$104
Israeli shekel	44	3	(4)	(272)	(45)	14
Total	$418	$(16)	$10	$(637)	$(65)	$118

(1)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of condensed consolidated statements of income (effective portion).

(3)
Amount of gain and loss recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses of condensed consolidated statements of income. The Company did not have any ineffective portion of derivatives recorded in the condensed consolidated statements of income.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 12. Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements for a further discussion.

The following tables reflect the fair value amounts for derivatives designated and not designated as hedging instruments at March 31, 2010 and December 31, 2009 and the gain (loss) recognized in other income, net for non-designated foreign currency forward contracts for the three months ended March 31, 2010 and 2009 (in thousands):

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at March 31, 2010 (1)	Derivative Liabilities at March 31, 2010 (2)
Indian rupee	$204	$—
Israeli shekel	39	—
Total	$243	$—

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at December 31, 2009 (1)	Derivative Liabilities at December 31, 2009 (2)
Indian rupee	$—	$206
Israeli shekel	1	—
Total	$1	$206

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments under ASC 815:	Derivative Assets at March 31, 2010 (1)	Derivative Liabilities at March 31, 2010 (2)
Indian rupee	$28	$—
Israeli shekel	6	—
Total	$34	$—

There were no derivative assets or liabilities not designated as hedging instruments at December 31, 2009.

(1)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(2)	Included in accrued liabilities on the condensed consolidated balance sheets.

Gain (Loss) Recognized in Other Income, Net for Derivatives Not Designated as Hedging Instruments under ASC 815:	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Indian rupee	$29	$(21)
Israeli shekel	(4)	(2)
Total	$25	$(23)

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

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock until April 2007. In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized repurchase of an additional $75 million of its common stock under the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes.

From April 2007 to December 31, 2009, the Company repurchased 6,498,121 shares of its common stock at a cost of $97 million and $29 million of its outstanding Notes at a cost of $27 million. The Company has approximately $0.3 million available to repurchase additional shares of its common stock or redeem the remaining of its Notes under this program as of December 31, 2009. In January 2010, the Board of Directors authorized repurchase of an additional $50 million of its common stock and outstanding Notes under the stock repurchase program. This repurchase program does not have an expiration date.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase its common stock and outstanding Notes from time to time, as determined by management under programs approved by the Board of Directors.

The Company did not have any repurchases pursuant to the stock repurchase program during the three months ended March 31, 2010.

Note 8. Stock Compensation

Informatica grants restricted stock units (“RSUs”) and stock options under its 2009 Employee Stock Incentive Plan. Informatica uses the Black-Scholes-Merton option pricing model to determine the fair value of option awards granted. The Company is using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options while the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Compensation (ASC 718) requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates. The Company increased its forfeiture rate for stock options from 8% in 2009 to 10% in 2010, which did not materially impact its stock compensation. The forfeiture rate for RSUs remained at 10% for both 2009 and 2010.

The Company amortizes its stock compensation using a straight-line method over the vesting term of the awards.

The Company estimated the fair value of its stock compensation awards related to stock options granted using the following assumptions:

	Three Months Ended March 31,
	2010	2009
Option Grants:
Expected volatility	36%	46-48%
Weighted-average volatility	36%	46%
Expected dividends	—	—
Expected term of options (in years)	3.7	3.6
Risk-free interest rate	1.9%	1.6%
ESPP: *
Expected volatility	33%	51%
Weighted-average volatility	33%	51%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate — ESPP	1.7%	0.4%
____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocations of stock compensation for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of service revenues	$662	$531
Research and development	1,609	1,118
Sales and marketing	1,773	1,367
General and administrative	1,438	1,183
Total stock compensation	5,482	4,199
Tax benefit of stock compensation	(1,140)	(889)
Total stock compensation, net of tax benefit	$4,342	$3,310

Note 9. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility lease losses, which consist of the present value of lease payment obligations for the remaining three-year lease term (as of March 31, 2010) of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $3.9 million for the remainder of 2010, $5.4 million in 2011, $5.5 million in 2012, and $1.7 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At March 31, 2010, the Company will recognize approximately $4.5 million of accretion as a restructuring charge over the remaining four years term of the lease as follows: $1.6 million for the remainder of 2010, $1.6 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

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

A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2010 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-Cash	Accrued Restructuring Charges at March 31,
	2009	Charges	Adjustments	Payment	Reclass	2010
2004 Restructuring Plan
Excess lease facilities	$47,496	$616	$40	$(3,224)	$(40)	$44,888
2001 Restructuring Plan
Excess lease facilities	5,229	—	—	(380)	—	4,849
	$52,725	$616	$40	$(3,604)	$(40)	$49,737

For the three months ended March 31, 2010, the Company recorded $616,000 of restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2010 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $3.9 million.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Income Taxes

The Company’s effective tax rates were 27% and 30% for the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, offset by compensation expense related to non-deductible stock compensation, nondeductible transaction costs, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended March 31, 2010, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis, consistent with prior quarters it was considered more likely than not that the Company’s deferred tax assets that are not stock compensation related would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of Stock Compensation (ASC 718).  Pursuant to Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $15.4 million and $13.2 million as of March 31, 2010 and 2009, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2010 and 2009 were approximately $2.4 million and $2.0 million, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Informatica is under examination by the Internal Revenue Service for fiscal years 2005 and 2006. Due to net operating loss carry-forwards, substantially all of our tax years remained open for tax examination. In 2009, the Company reached an agreement with the Internal Revenue Service to settle certain matters, including cost sharing and buy-in amounts for tax years ended December 31, 2001 through 2006. The tax provision impact as a result of the settlement was $7.0 million of which $6.1 million was accrued for previously.

The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of March 31, 2010.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income	$11,794	$11,059
Effect of convertible senior notes, net of related tax effects	961	1,138
Net income adjusted	$12,755	$12,197

Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	90,748	86,862
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	384	—
Dilutive effect of employee stock options	6,192	2,951
Dilutive effect of convertible senior notes	10,050	10,617
Shares used in computing diluted net income per common share	107,374	100,430
Basic net income per common share	$0.13	$0.13
Diluted net income per common share	$0.12	$0.12

The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three months ended March 31, 2010 and 2009, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.0 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

In calculating its diluted net income per common share, Informatica excluded 18,000 and 3,124,000 of its options for the three months ended March 31, 2010 and 2009, respectively, since the inclusion of these options would have been anti-dilutive.

Note 12. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another 3 years to December 31, 2013. The future minimum contractual lease payments are $2.5 million for the remainder of 2010, $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.

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

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $57.0 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges, above, for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments as of March 31, 2010 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2010	$20,742	$1,848	$18,894
2011	26,316	2,503	23,813
2012	25,849	2,550	23,299
2013	17,182	1,313	15,869
2014	1,858	—	1,858
Thereafter	1,967	—	1,967
	$93,914	$8,214	$85,700

Of these future minimum lease payments, the Company has accrued $49.7 million in the facilities restructuring accrual at March 31, 2010. This accrual includes the minimum lease payments of $57.0 million and an estimate for operating expenses of $17.4 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $20.2 million and a present value discount of $4.5 million recorded in accordance with Statement of Financial Accounting Standards No. 146 (As Amended), Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2010 and December 31, 2009. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnifications.

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with Contingencies (ASC 450).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instruments

Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than the U.S. dollar, primarily the Indian rupee and Israeli shekel. As of March 31, 2010, these foreign exchange contracts, carried at fair value, have a maturity of ten months or less. Informatica enters into these foreign exchange contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

As of March 31, 2010, the notional amounts of the outstanding foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2009 for the Indian rupees and Israeli shekels were $9.8 million and $2.9 million, respectively.

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

On August 21, 2007, JuxtaComm Technologies (“JuxtaComm”) filed a complaint in the Eastern District of Texas against the Company and 20 other defendants, including Microsoft, IBM and Business Objects, for infringement of JuxtaComm’s U.S. patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”).  In its

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complaint, JuxtaComm sought unspecified monetary damages and permanent injunctive relief. This matter was settled in August 2009. The Company received a release and settlement of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid license for the subject patent.

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement of U.S. Patent Nos. 6,026,392 (the “ ‛392 patent”) and 6,631,382 (the “ ‛382 patent”).  On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. (“Timeline”) and TMLN Royalty, LLC (“TMLN Royalty”), asserting declaratory relief claims for non-infringement and invalidity of the ‛392 and  ‛382 patents.  On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ‛392 and ‛382 patents.  In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action.  On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ‛382 and ‛392 patents.  On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California.  On April 21, 2009, the Company filed its reply to Data Retrieval’s counterclaims in the Northern District of California. Following Data Retrieval’s service of its Disclosure of Asserted Claims and Preliminary Infringement Contentions on June 8, 2009, on June 18, 2009, the Company filed a motion for partial summary judgment of the following claims and issues: (1) non-infringement of the ‛382 patent; (2) non-infringement of the unasserted claims (claims 2-25) of the ‛392 patent; and (3) no infringement of either patent-in-suit by the Informatica PowerCenter product. On September 11, 2009, the U.S. District Court granted the Company’s motion for partial summary judgment on all of the claims and issues requested by the Company.  The case is currently in the discovery phase and no trial date has been set.  The Company intends to vigorously defend itself.

On January 12, 2010, Data Retrieval initiated another action for patent infringement against the Company in the United States District Court for the Northern District of California, Case No. C 09-05360-VRW, asserting two patents, U.S. Patent Nos. 5,802,511 (the “ ‛511 patent”) and 6,625,617 B2 (the “ ‛617 patent”) (collectively, the “Data Retrieval II patents-in-suit”) (the “Data Retrieval II Action”). Sybase, Inc. is also named as a defendant in the Data Retrieval II Action. The Data Retrieval II Action was related to the Data Retrieval I Actions and assigned to the same Judge. In the Data Retrieval II Action, Data Retrieval alleges that a “suite of data warehousing systems and/or material components thereof,” including PowerCenter, Data Explorer and PowerExchange, infringe the Data Retrieval II patents-in-suit. Data Retrieval accuses the Company of infringing at least claims 1, 2 and 14 of the ‛511 patent and at least claims 25 and 26 of the ‛617 patent. The Company has not yet responded to Data Retrieval’s Complaint in the Data Retrieval II Action. No discovery has commenced and no trial date been set.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Based on current available information, Informatica does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position. However, litigation is subject to inherent uncertainties and the Company’s view of these matters may change in the future. In addition, given such uncertainties, the Company has from time to time discussed settlement in the context of litigation and has accrued, based on Contingencies (ASC 450), for estimates of settlement. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

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

The following table presents geographic information (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
North America	$87,690	$71,783
Europe	33,370	24,728
Other	14,070	12,547
	$135,130	$109,058

	March 31, 2010	December 31, 2009
Long-lived assets (excluding assets not allocated):
North America	$95,782	$65,384
Europe	3,869	4,610
Other	1,437	1,520
	$101,088	$71,514

No customer accounted for more than 10% of the Company’s total revenues in the three months ended March 31, 2010 and 2009. At March 31, 2010 and 2009, no single customer accounted for more than 10% of the accounts receivable balance.

Note 14. Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standard Update (“ASU No. 2009-13”) or (“EITF No. 08-01”) which requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The best estimate of selling price can be used when VSOE or third-party evidence (“TPE”) of fair value are not available. Cloud services is a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand and is within the scope of this ASU. Informatica is currently using these revenue models on a limited basis and the amount of revenue generated from these models is not material at this time but is growing. This ASU is effective for the arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Informatica will adopt this ASU as of January 1, 2011 and the Company expects that its adoption will not materially impact the consolidated financial statements.

In January 2010, the FASB issued an Accounting Standard Update (“ASU No. 2010-02”) which provides for decreases in ownership of a subsidiary – a scope clarification. The objective of this update is to address implementation issues related to the changes in ownership provisions in the Consolidation – Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements. This update is effective beginning in the first interim period or annual reporting period ending on or after December 15, 2009. The Company has adopted this ASU in the first quarter of 2010 and its adoption did not have an impact on the consolidated financial statements.

In January 2010, the FASB issued an Accounting Standard Update (“ASU No. 2010-06”) which provides amendments to Subtopic 820-1 that requires new disclosures regarding transfers in and out of Level 1 and 2 and activities in Level 3 for fair value measurements. This ASU also provides clarification to existing disclosures regarding fair value measurement disclosures for each class of assets and liabilities and valuation techniques. This ASU and guidance for new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to activities in Level 3. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this ASU in its entirety as required in the first quarter of 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2010, the FASB issued an Accounting Standard Update (“ASU No. 2010-09”) which provides amendments to remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. The Company has adopted this ASU as required in the first quarter of 2010.

Note 15. Acquisitions

Siperian, Inc.

On January 28, 2010, the Company acquired Siperian, Inc., (“Siperian”) a privately held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to most business requirements. The acquisition extends the Company’s data integration software to include Siperian’s technology. The Company acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds will be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

The following table presents the purchase price allocation of $102.9 million and the acquiree’s transaction related costs and debt settlement of $27.1 million which was paid by the Company on January 28, 2010 or shortly thereafter. This amount consists of investment banker, legal and accounting fees, certain employee related compensation, and debt settlement as of the date of this acquisition (in thousands):

Goodwill	$78,360
Developed and core technology	21,340
Customer relationships	1,630
In-process research & development	1,920
Assumed liabilities, net of assets	(333)
Total purchase price allocation	102,917
Acquiree’s transaction related costs and debt settlement	27,083
Total	$130,000

Informatica has finalized plans to terminate certain employees and vacate certain facilities of Siperian. The cost associated with such exit activities, which are reflected in the Acquisition related expenses in the Statement of Income is as follows (in thousands):

Termination of certain employees	$326
Vacating certain facilities of Siperian	1,121
Total	$1,447

Informatica does not expect to incur any additional expenses related to these exit activities in the future.

Informatica estimated $6.6 million for sales and use tax liabilities, foreign income tax liabilities, and costs for certain product warranty issues. Further, Informatica has made some additional estimates regarding recoverability of accounts receivable and miscellaneous accruals.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the three-month periods ended March 31, 2010 and 2009 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of each of the fiscal periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

	Three Months Ended March 31,
	2010	2009
Pro forma adjusted total revenues	$136,049	$113,862
Pro forma adjusted net income	$5,568	$6,910
Pro forma adjusted net income per share—basic	$0.06	$0.08
Pro forma adjusted net income per share—diluted	$0.06	$0.08
Pro forma weighted-average basic shares	90,748	86,862
Pro forma weighted-average diluted shares	97,324	89,813

The Convertible Senior Notes are anti-dilutive for the above periods presented.

29West Inc.

On March 22, 2010, the Company acquired 29West Inc., (“29West”) a privately held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors worldwide. The Company acquired 29West in a cash merger transaction valued at approximately $50 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

The following table presents the purchase price allocation of $47.0 million and the acquiree’s transaction related costs of $3.0 million which was paid on March 22, 2010 or shortly thereafter. This amount consists of investment banker, legal and accounting fees, and certain employee related compensation as of the date of this acquisition (in thousands):

Goodwill	$36,397
Developed and core technology	9,750
Customer relationships	590
Assumed assets, net of liabilities	262
Total purchase price allocation	46,999
Acquiree’s transaction related costs and debt settlement	3,001
Total	$50,000

Informatica estimated $1.4 million for the sales and use tax liability and has made additional estimates regarding recoverability of accounts receivable and miscellaneous accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock compensation, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the ability of our products to meet customer demand; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisitions of Agent Logic, AddressDoctor, Applimation, Siperian, and 29West; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview

We are the leading independent provider of enterprise data integration software. We generate revenues from sales of software licenses for our enterprise data integration software products, including product upgrades that are not part of post-contract services, and from sales of services, which consist of maintenance, consulting, education, and other services.

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive a small amount of revenues under subscription-based licenses for cloud offerings from our customers and partners. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 10% or less of total consolidated revenues during the past three years.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.

Despite the uncertainty in the macroeconomic environment in the United States and many foreign economies, we were able to grow our total revenues in the first quarter of 2010 by 24% to $135.1 million compared to $109.1 million from the same period in 2009. License revenues increased by 25% to $55.0 million in the first quarter of 2010 compared to $44.1 million for the same period in 2009 with revenue growth in all geographical regions. Our growth in license revenues reflects the continued market acceptance of our products for broader data integration projects. Services revenues increased by 23% due to 18% growth in maintenance revenues which is attributable to the increased size of our installed customer base, and a 41% increase in consulting, education, and other services revenues.

On January 28, 2010, we acquired Siperian, a privately held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to many business requirements. The acquisition extends our data integration software to include Siperian’s technology. We acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management

Acquisition Bonus Plan as set forth in the merger agreement and for purposes of the working capital adjustment set forth therein. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds will be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

On March 22, 2010, we acquired 29West, a privately held company incorporated in Illinois. 29West develops high speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors worldwide. We acquired 29West in a cash merger transaction valued at approximately $50 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions:  The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions but have shown some signs of improvement. As we have seen improvement in the economy in the United States and parts of Europe, we have increased our hiring and recently completed two acquisitions with the expectation of continued progress toward macroeconomic recovery.

●
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek, and Sunopsis; IBM’s acquisition of Cognos, DataMirror, Initiate Systems, and SPSS; SAP’s acquisition of Business Objects, which had previously acquired FirstLogic; and Tibco Software’s acquisition of Netrics) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

●
New Product Introductions:  To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In August 2009, we delivered the PowerCenter Cloud Edition to enable our customers to procure PowerCenter functionality from Amazon Web Services by the hour. In November, 2009, we released Informatica Cloud 9. In December 2009, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9. In February 2010, we launched Informatica Data Cloud Store, the industry’s first Infrastructure-as-a-Service offering to archive database and enterprise application data to the cloud in a cost-effective and secure manner. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given these risks and the recent introduction of these products, we cannot predict their impact on our overall sales and revenues.

●
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first quarter of 2010 followed this seasonal trend. The current macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, and the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies.

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. In September 2009, we announced an expanded partnership with Hewlett-Packard. In September 2009, we also announced that Intel will embed Informatica B2B Data Transformation in its Intel SOA Expressway offering. We are partners with FAST (acquired by Microsoft), SAP, Oracle, Hyperion Solutions (acquired by Oracle), and salesforce.com. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also launched the first comprehensive Data Integration Marketplace that allows buyers and sellers to share and leverage data integration solutions. We have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability, although we experienced a tougher than expected selling environment in certain regions in 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. In the second half of 2009, we experienced increases in revenues internationally, but we have not yet achieved the same level of sales productivity internationally as domestically.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill, acquisitions, stock compensation, and allowance for doubtful accounts have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our significant accounting policies, see the discussion in Note 1. Summary of Significant Accounting Policies, and Note 14. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

     Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles (“GAAP”) in the United States that have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of such rules. These rules and their interpretations are often subject to change. Consequently, the revenue recognition process requires management to make significant judgments – for example, to determine if collectability is probable.

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), professional services, consisting of consulting and education services, and other revenues, consisting of software subscription and cloud services revenues. We follow the appropriate revenue recognition rules for each type of revenues. The basis for recognizing software license revenue is determined by Software Revenue Recognition (ASC 985-605-25),  and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 1. Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.

We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. We require evidence of sell-through from resellers and distributors for order acceptance. We then recognize revenue from resellers and distributors upon shipment if all other revenue recognition criteria are met, which in substantially all cases is upon collection. Further, we make judgments in determining the collectability of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectability, and when a customer is not deemed credit worthy, revenue is recognized when payment is received.

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

Other revenues, consisting of software subscription and cloud services revenues (which are not material at this time but growing), are generally recognized as the services are performed.

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

     Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with Income Taxes (ASC 740). Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We account for any income tax contingencies in accordance with ASC 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account with the exception of revaluing deferred taxes for California relating to 2011 and thereafter.

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

Accounting for Impairment of Goodwill

We assess goodwill for impairment in accordance with Intangibles – Goodwill and Other (ASC 350), which requires that goodwill be tested for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently upon the occurrence of certain events, as defined by ASC 350. We have determined that we have one reporting segment and also one Reporting Unit within that segment. We test goodwill for impairment in our annual impairment test on October 31 of each year, using the two-step process required by ASC 350. First, we review the carrying amount of the Reporting Unit compared to the “fair value” of the Reporting Unit based on quoted market prices of our common stock. Second, if such comparison reflects potential impairment, we would then perform the discounted cash flow analyses. These analyses are based on cash flow assumptions that are consistent with the plans and estimates that we use to manage our business. An excess of the carrying value to fair value might indicate a potential goodwill impairment. Finally, if we determine that goodwill might have been impaired, then we would compare the “implied fair value” of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any.

We determined in our annual impairment tests on October 31, 2009, 2008, and 2007 that the fair value of our Reporting Unit exceeded the carrying amount and, accordingly, determined that goodwill had not been impaired and is not at risk of failing. We have made assumptions and estimates about future values and remaining useful lives which are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends as well as internal factors such as changes in our business strategy and our internal forecasts. Although we believe that the assumptions and estimates that we have made are sound and reasonable, but nevertheless the result of our financial operations would have been materially different if we hade made different assumptions and estimates.

Acquisitions

In accordance with Business Combinations (ASC 805), we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as to in-process research and development (IPR&D) based on their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.

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

In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical direct costs related to providing the support services and to correct any errors in the software products acquired. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligation. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with any selling efforts is excluded because the acquired entities would have concluded those selling efforts on the support contracts prior to the acquisition date. We also do not include the estimated research and development costs to provide product upgrades on a “when and if available” basis in our fair value determinations, as these costs are not deemed to represent a legal obligation at the time of acquisition.

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

Stock Compensation

We account for stock compensation related to share-based transactions in accordance with the provisions of Stock Compensation (ASC 718). Accordingly, stock compensation is estimated at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of share-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could shift the stock compensation from one period to the next.

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) Share-Based Payments (ASC 718) in 2006. Our volatility rates were 36% and 46% for the first quarter of 2010 and 2009, respectively. The decrease in the first quarter of 2010 compared to the first quarter of 2009 was due to a decline in the implied volatility component of our volatility rates. To the extent that the volatility rate in our stock price decreases in the future, our estimates of the fair value of options granted will decrease accordingly. For example, a 10% lower volatility rate for the options granted in the first quarter of 2010 would have decreased the fair value of the options granted by approximately $1.7 million.

We derived our expected life of the options that we granted in 2009 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We slightly increased our expected life estimate from 3.6 years in 2009 to 3.7 years in 2010.

In addition, we apply an expected forfeiture rate in determining the amount of stock compensation. We estimate our forfeiture rate for stock options based on actual historical forfeited options. We increased our forfeiture rate, for the quarter ended March 31, 2010, to 10% from 8% in the same period of 2009. The impact on our stock compensation in the first quarter of 2010 due to the change in our forfeiture rate was negligible.

We have granted Restricted Stock Units (“RSUs”) to our executive officers, certain employees, and directors in 2009 and 2010. We have recorded the stock compensation for RSUs net of the 10% forfeiture estimate. We estimate our forfeiture rate for RSUs based on actual historical forfeited grants. We believe that the estimates that we have used for the calculation of the variables to arrive at stock compensation are accurate. We will, however, continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of income and of cash flows. Our allowance for doubtful accounts at March 31, 2010 and December 31, 2009 was $4.2 million and $3.5 million, respectively. The increase in the bad debt allowance for our accounts receivable is mainly due to additional bad debt allowance for the accounts receivable from our recent acquisitions.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three months ended March 31, 2010 and 2009 as a percentage of total revenues:

	Three Months Ended March 31,
	2010	2009
Revenues:
License	41%	40%
Service	59	60
Total revenues	100	100
Cost of revenues:
License	1	1
Service	17	17
Amortization of acquired technology	2	1
Total cost of revenues	20	19
Gross profit	80	81
Operating expenses:
Research and development	17	17
Sales and marketing	38	38
General and administrative	8	10
Amortization of intangible assets	2	2
Facilities restructuring charges	1	1
Acquisitions and other	3	—
Total operating expenses	69	68
Income from operations	11	13
Interest income	1	2
Interest expense	(1)	(2)
Other income, net	1	1
Income before provision for income taxes	12	14
Provision for income taxes	3	4
Net income	9%	10%

Revenues

Our total revenues increased to $135.1 million for the three months ended March 31, 2010 from $109.1 million for the three months ended March 31, 2009, representing an increase of $26.1 million (or 24%). The increase was due to a growing customer installed base, an increase in the number of license transactions, the average sales price of those transactions, and strategic acquisitions of complementary businesses and products during the last 12 months.

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
License revenues	$55,047	$44,059	25%
Services revenues:
Maintenance	57,832	49,191	18%
Consulting and education	22,251	15,808	41%
Total services revenues	80,083	64,999	23%
	$135,130	$109,058	24%

License Revenues

Our license revenues increased to $55.0 million (or 41% of total revenues) for the three months ended March 31, 2010, compared to $44.1 million (or 40% of total revenues) for the three months ended March 31, 2009.

The number of transactions greater than $1.0 million increased to seven in the first quarter of 2010, compared to two in the first quarter of 2009. The total number of new customers that we added in the first quarter of 2010 and 2009 including the number of customers added through acquisitions was 133 and 212, respectively. We had license revenue transactions with 226 existing customers in the first quarter of 2010, compared to 190 in the first quarter of 2009. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and adoption of our newer technologies.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the first quarter of 2010, including upgrades, for which we charge customers an additional fee, increased to $337,000 from $292,000 in the first quarter of 2009 primarily due to an increase in the number of transactions greater than $1.0 million during the first quarter of 2010.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $57.8 million (or 43% of total revenues) for the three months ended March 31, 2010, compared to $49.2 million (or 45% of total revenues) for the three months ended March 31, 2009. The $8.6 million (or 18%) increase in the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to an increased size of our customer base.

For the remainder of 2010, based on our growing installed customer base, we expect maintenance revenues to increase modestly from the comparable 2009 levels.

Consulting, Education, and Other Services Revenues

Consulting, education, and other services revenues increased to $22.3 million (or 16% of total revenues) for the three months ended March 31, 2010, compared to $15.8 million (or 15% of total revenues) for the three months ended March 31, 2009. The $6.4 million (or 41%) increase in the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to increases in consulting services, subscription, and cloud services revenues.

For the remainder of 2010, we expect our revenues from consulting, education, and other services to increase from the comparable 2009 periods due to increases in consulting services, subscriptions, and cloud services.

International Revenues

Our international revenues were $47.4 million (or 35% of total revenues) and $37.3 million (or 34% of total revenues) for the three months ended March 31, 2010 and 2009, respectively. The $10.1 million (or 27%) increase for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to an increase in international license revenues in Europe and Asia, partially offset by a decline in Latin America, as well as growth in service revenues as a result of a larger and growing installed customer base.

For the remainder of 2010, we expect the amount of international revenues, as a percentage of total revenues, to be relatively consistent with, or increases slightly compared to 2009.

Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our potential future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) orders received from certain distributors, resellers, and OEMs, not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) above are referred to as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues were approximately $169.4 million at March 31, 2010, compared to $140.4 million at March 31, 2009, and $171.8 million at December 31, 2009. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Cost of license revenues	$965	$748	29%
Cost of services revenues	23,057	18,472	25%
Amortization of acquired technology	2,772	1,557	78%
Total cost of revenues	$26,794	$20,777	29%
Cost of license revenues, as a percentage of license revenues	2%	2%	—%
Cost of services revenues, as a percentage of services revenues	29%	28%	1%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues increased to $1.0 million (or 2% of license revenues) for the three months ended March 31, 2010 compared to $0.7 million (or 2% of license revenues) in the same period of 2009. The $0.3 million (or 29%) increase in the first quarter of 2010, compared to the same period in 2009, was primarily due to an increase in license shipments.

For the remainder of 2010, we expect the cost of license revenues, as a percentage of license revenues, to be relatively consistent with the first quarter of 2010.

Cost of Services Revenues

Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to postal authorities and other third parties for content. Cost of services revenues increased to $23.1 million (or 29% of services revenues) for the three months ended March 31, 2010 from $18.5 million (or 28% of services revenues) for the three months ended March 31, 2009. The $4.6 million (or 25%) increase was primarily due to increased personnel-related costs due to higher services and support headcount, partially driven by recent acquisitions, and higher subcontractor fees. The increase in cost of services as a percentage of services revenues from 28% to 29% is due to higher revenues from consulting services that usually have a lower margin.

For the remainder of 2010, we expect our cost of service revenues, in absolute dollars, to increase from the 2009 levels, mainly due to headcount increases associated with increased service revenues. We expect, however, the cost of service revenues in 2010, as a percentage of service revenues, to remain relatively consistent with 2009 levels.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Amortization of acquired technology	$2,772	$1,557	78%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $2.8 million for the three months ended March 31, 2010, compared to $1.6 million for the three months ended March 31, 2009. The increase of $1.2 million (or 78%) was the result of amortization of certain technologies that we acquired in connection with recent acquisitions. See Note 15, Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Report.

For the remainder of 2010, we expect amortization of other acquired technology to be approximately $9.9 million before the effect of any future acquisitions subsequent to March 31, 2010.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Research and development	$23,578	$18,183	30%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $23.6 million (or 17% of total revenues) for the three months ended March 31, 2010, compared to $18.2 million (or 17% of total revenues) for the three months ended March 31, 2009. All software and development costs have been expensed in the period incurred because the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $5.4 million (or 30%) increase was due to a $4.6 million increase in personnel-related costs, as a result of a headcount increase from 471 in March 2009 to 578 in March 2010. The increase in research and development headcount was partially due to our recent acquisitions. In addition to the increase in personnel-related costs, there was a $0.4 million increase in outside services and a $0.3 million increase in facilities-related costs.

For the remainder of 2010, we expect research and development expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first quarter of 2010.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Sales and marketing	$51,419	$41,438	24%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $51.4 million (or 38% of total revenues) for the three months ended March 31, 2010 from $41.4 million (or 38% of total revenues) for the three months ended March 31, 2009.

The $10.0 million (or 24%) increase for the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to a $8.1 million increase in headcount from 604 to 665, higher sales commissions, severance payments related to acquisitions, and higher stock compensation.

For the remainder of 2010, we expect sales and marketing expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first quarter of 2010.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
General and administrative	$11,408	$10,806	6%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $11.4 million (or 8% of total revenues) for the three months ended March 31, 2010, compared to $10.8 million (or 10% of total revenues) for the three months ended March 31, 2009.

The $0.6 million (or 6%) increase in general and administrative expenses was primarily due to a $1.4 million increase in personnel-related expenses, partially offset by a $0.9 million decline in outside services, due to a headcount increase from 187 in March 2009 to 216 in March 2010. The increase in general and administrative headcount was partially due to expenses related to our recent acquisitions. For the remainder of 2010, we expect general and administrative expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first quarter of 2010.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Amortization of intangible assets	$2,710	$2,051	32%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. The $0.7 million (or 32%) increase for the three months ended March 31, 2010, compared to the same period in 2009, was the result of amortization of intangibles that we acquired as a result of recent acquisitions.

For the remainder of 2010, we expect amortization of the remaining intangible assets to be approximately $7.4 million before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to March 31, 2010.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Facilities restructuring charges	$656	$809	(19)%

In the three months ended March 31, 2010 and 2009, we recorded $0.7 million and $0.8 million, respectively, for restructuring charges from accretion charges related to the 2004 Restructuring Plan.

As of March 31, 2010, $49.7 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.2 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2010 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million for both of the three-month periods ended March 31, 2010 and 2009. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2010 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Acquisitions and Other

The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Acquisitions and other	$3,649	$—	*	%
____________
*	Percentage is not meaningful

Acquisitions and other consists of $2.2 million for legal and bankers’ fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.

Interest Income, Expense, and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Interest income	$951	$1,790	(47)%
Interest expense	(1,580)	(1,671)	(5)%
Other income, net	1,980	767	158%
	$1,351	$886	52%

Interest income, expense, and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense on our Convertible Senior Notes; as well as foreign exchange transaction gains and losses. The increase of $0.5 million or 52% in the three months ended March 31, 2010, compared to the same period in 2009, was primarily due to a $1.2 million increase in other income due to the $1.8 million gain recognized from the sale of our investment in an equity interest which was partially offset by a decrease of $0.8 million in interest income received from lower investment yields and $0.4 million foreign exchange loss.

We expect lower interest income in the future if the current lower yields in the credit market continues to persist or decline in the future.

In March 2008, we made a $3.0 million investment in the preferred stock of a privately held company. This company was recently acquired, and as a result of this acquisition, Informatica received $4.8 million consideration of which $1.8 million was recorded in other income for the three months ended March 31, 2010.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2010	2009	Change
Provision for income taxes	$4,473	$4,821	(7)%
Effective tax rate	27%	30%	(3)%

Our effective tax rates were 27% and 30% for the three months ended March 31, 2010 and 2009, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world offset by compensation expense related to non-deductible stock compensation, nondeductible transaction costs, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

Our effective tax rate in 2010 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.

In assessing the need for any additional valuation allowance in the quarter ended March 31, 2010, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis, consistent with prior quarters it was considered more likely than not that the Company’s deferred tax assets that are not stock compensation related would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option expense deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of Stock Compensation (ASC 718). Pursuant to Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $15.4 million and $13.2 million as of March 31, 2010 and 2009, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2010 and 2009 were approximately $2.4 million and $2.0 million, respectively.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations and public offerings of our common stock in the past. As of March 31, 2010, we had $354.5 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stocks purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Cash provided by operating activities for the three months ended March 31, 2010 was $43.2 million, representing an increase of $30.3 million from the three months ended March 31, 2009. This increase primarily resulted from a $18.4 million decrease in accounts receivable, a $7.1 million increase in deferred revenues, and a $6.0 million decrease in prepaid expenses and other assets.

We were able to recognize $3.3 million in excess tax benefits from stock compensation during the three months ended March 31, 2010. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a source in financing activities. We made cash payments for taxes in different jurisdictions of $5.5 million during the three months ended March 31, 2010.

Our “Days Sales Outstanding” in accounts receivable decreased from 55 days at March 31, 2009 to 52 days at March 31, 2010 due to improvement in our collections effort. Cash provided by operating activities for the three months ended March 31, 2009 was $12.9 million, primarily resulting from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Investing Activities: Net cash used in investing activities was $64.0 million and $49.8 million for the three months ended March 31, 2010 and 2009, respectively. We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.

We have identified our investment portfolio as “available for sale” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds and short-term marketable securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements.

In January 2010, we acquired Siperian, a privately held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to most business requirements. The acquisition extends the Company’s data integration software to include Siperian’s technology. We acquired Siperian in a cash merger transaction valued at approximately $130 million of which approximately $18.3 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Siperian. The escrow fund will remain in place for a period of 18 months, although 50% of the escrow funds will be paid out 12 months subsequent to the date of acquisition. As a result of this acquisition, we assumed certain facility leases and certain liabilities and commitments.

In February 2010, we made a $1.5 million investment in the preferred stock of another privately held company which was classified as Level 3 for value measurement purposes.

In March 2010, we acquired 29West, a privately held company incorporated in Illinois. 29West develops high speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors worldwide. We acquired 29West in a cash merger transaction valued at approximately $50 million of which approximately $7 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by 29West. The escrow fund will remain in place for a period of 18 months.

Due to the nature of mergers and acquisitions, it is difficult to predict the amount and timing of cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”).

Net cash provided by financing activities for the three months ended March 31, 2010 was $16.0 million due to the proceeds received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $13.8 million, as well as $3.3 million of excess tax benefits from stock compensation, which was partially offset by the withholding taxes for restricted stock units net share settlement of $1.1 million.

Net cash used in financing activities for the three months ended March 31, 2009 was $17.7 million due to the repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million, and $5.9 million, respectively. These amounts were partially offset by the proceeds we received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $7.0 million, as well as $397,000 of excess tax benefits from share-based payments. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

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

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We did not repurchase any shares during the three months ended March 31, 2010. See Part II, Item 2 of this Report for more information regarding the stock repurchase program. We may continue to repurchase shares and Convertible Senior Notes from time to time, as determined by management as authorized by the Board of Directors.

We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, even if the holders of the Notes require us to repurchase all or a portion of their Notes. After March 15, 2011, we may from time to time redeem the Notes, in whole or in part, for cash at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Further, on March 15, 2011 and then on March 15, 2016 and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date. If our stock price declines and interest rates rise, we may be required to settle the Notes in cash in the first quarter of 2011. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private equity or debt financing or from other sources. In addition, we may be required to raise or desire additional funds for selective purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources.

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of March 31, 2010, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2010	2011 and 2012	2013 and 2014	2015 and Beyond
Operating lease obligations:
Operating lease payments	$93,914	$20,742	$52,165	$19,040	$1,967
Future sublease income	(8,214)	(1,848)	(5,053)	(1,313)	—
Net operating lease obligations	85,700	18,894	47,112	17,727	1,967
Debt obligations:
Principal payments (1)	201,000	—	—	—	201,000
Interest payments	96,480	3,015	12,060	12,060	69,345
Other obligations (2)	2,398	662	1,736	—	—
	$385,578	$22,571	$60,908	$29,787	$272,312

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

Our contractual obligations at March 31, 2010 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $2.5 million for the remainder of 2010 and $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.

The above commitment table does not include approximately $11.7 million of long-term income tax liabilities recorded in accordance with Income Taxes (ASC 740). We adopted FIN No. 48 (ASC 740) effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $49.7 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Of these future minimum lease payments, we have $49.7 million recorded in accrued facilities restructuring charges at March 31, 2010. This accrual, in addition to minimum lease payment of $57.0 million, includes estimated operating expenses of $17.4 million, is net of estimated sublease income of $20.2 million, and is net of the present value impact of $4.5 million recorded in accordance with Accounting for Costs Associated with Exit or Disposal Activities (ASC 420-10). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2009 for Indian rupees and Israeli shekels, which were outstanding as of March 31, 2010 (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	457,500	$9,832	46.53
Israeli shekel	10,788	2,855	3.78
		$12,687

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, corporate bonds, commercial paper, and municipal securities. All investments are carried at market value, which approximates cost. See Note 2. Cash, Cash Equivalents, and Short-Term Investments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

For the three months ended March 31, 2010, the average annual rate of return on our investments was 1.1%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2010, we had net unrealized gains of $0.3 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2010, the fair market value of the portfolio would decrease by approximately $1.6 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2010.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12. Commitments and Contingencies - Litigation of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2009.

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

We have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa (EMEA). There are significant risks with overseas investments and our growth prospects in these regions are uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry continues at a rapid pace with Oracle’s acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, Cognos, DataMirror, and Initiate Systems), Microsoft, Oracle (which acquired BEA Systems, GoldenGate Software, Hyperion Solutions, Siebel, SilverCreek, and Sunopsis), SAP (which acquired Business Objects which had acquired FirstLogic), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

We believe that the introduction and market acceptance of new products and the enhancement of existing products are important to our continued success. New product introductions and product enhancements, including those related to acquired products, have inherent risks including, but not limited to, delayed product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In August 2009, we delivered the PowerCenter Cloud Edition to enable customers to procure PowerCenter functionality from Amazon Web Services by the hour. In addition, we released Informatica 9 in December 2009. In February 2010, we launched Informatica Data Archive Cloud Store, an Infrastructure-as-a-Service offering that archives database and enterprise application data to the cloud in a cost effective and secure manner. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

●	delay in completion, launch, delivery, or availability;

●	delay in customer purchases in anticipation of new products not yet released;

●	product quality issues, including the possibility of defects and the costs of remediating any such defects;

●	market confusion based on changes to the product packaging and pricing as a result of a new product release;

●	interoperability issues with third-party technologies and the costs of remediating any such issues;

●	issues with migration or upgrade paths from previous product versions and the costs of remediating any such issues;

●	loss of existing customers that choose a competitor’s product instead of upgrading or migrating to the new product; and

●	loss of maintenance revenues from existing customers that do not upgrade or migrate.

Given the risks associated with the introduction of new products, we cannot predict their impact on our overall revenues and profitability.

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

Although our strategic partnership with IBM’s Business Consulting Services group has been successful in the past, IBM’s acquisition of Ascential Software, Cognos, DataMirror, and Initiate Systems has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s acquisition of Business Objects may also make such strengthening with other strategic partners more critical. In addition, with respect to our acquisition of AddressDoctor, we will continue to work toward maintaining AddressDoctor’s pre-existing supplier relationships and current partnership relationships, some of which compete with other aspects of our business. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in 2008 and remained depressed in certain geographies in 2009. The global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, we acquired Applimation in February 2009, AddressDoctor in June 2009, Agent Logic in September 2009, Siperian in January 2010, and 29West in March 2010. Future acquisitions and investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances of Informatica and the acquired companies, difficulties in supporting acquired customers, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate an acquired company’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

We have recently acquired several companies. For example, in March 2010, we acquired 29West, a leading provider of a high speed messaging software. In January 2010, we acquired Siperian, a leader in the Master Data Management (MDM) infrastructure technology category. In September 2009, we acquired Agent Logic, a leading provider of complex event processing software, in June 2009, we acquired AddressDoctor, a leading provider of global address validation technology, and in February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (ILM) technology. The successful integration of 29West’s, Siperian’s, Agent Logic’s, Applimation’s and AddressDoctor’s technologies, employees, and business operations, as well as the technology employees, and business operations of any company we may acquire in the future will place an additional burden on our management and infrastructure. These acquisitions, and others we may make in the future, will subject us to a number of risks, including:

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

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and saw the pace of voluntary turnover decrease in the last several quarters, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

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

The market for software products, which enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization, continues to change. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, single-view projects, and data quality. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Additionally, we expect growth in the areas of on-cloud offerings. Our potential customers may:

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

We rely on the sale of a limited number of products, and if these products do not achieve and/or maintain broad market acceptance, our revenues would be adversely affected.

Historically, a significant portion of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise a significant portion of our revenues for the foreseeable future. If any of these products does not maintain market acceptance, our revenues and stock price could decrease. More recently, we have broadened our platform with additional products in the areas of master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration. If these products do not achieve market acceptance, our revenues and stock price could decrease. Market acceptance for our products and continued maintenance of same could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.

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

Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual pre-tax income. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.

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

The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations, or lack of market acceptance of our products. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors, which could require us to allocate significant customer support resources to address these problems.

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

In March 2006, we issued $230 million aggregate principal amount of Convertible Senior Notes due 2026. As of March 31, 2010, $201 million of the Notes were outstanding. The note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. If our stock price declines and interest rates rise, we may be required to settle the Notes in cash. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

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

The recognition of stock compensation for employee stock option, RSUs, and employee stock purchase plans has adversely impacted our results of operations.

The adoption of FASB’s Compensation – Stock Compensation (ASC 718) has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and number of diluted shares outstanding and reduced our operating income, and diluted earnings per share. The effect of stock compensation on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock until April 2007. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million for the stock repurchase program. In October 2008, our Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock and outstanding Notes. See Note 4. Convertible Senior Notes and Note 7. Stock Repurchases and Retirement of Convertible Senior Notes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase our common stock and outstanding Notes from time to time, as determined by management under programs approved by our Board of Directors. There was no repurchase of our common stock or the Notes during the three months ended March 31, 2010.
Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 – January 31
From employees (1)	—	—	—	—
Structured Repurchases	—	—	—	$326
February 1 – February 28
From employees (1)	45	$24.39	—	—
Structured Repurchases	—	—	—	$50,326
March 1 – March 31
From employees (1)	—	—	—	—
Structured Repurchases	—	—	—	$50,326
Total	45	$24.39	—
____________

(1)	The repurchase from employees represent shares cancelled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.

For the three months ended March 31, 2010, the Company repurchased 45,462 shares at an average price of $24.39 in settlement of employee tax withholding obligations due upon the vesting of RSUs.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
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

10.1	Description of 2010 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2010, Commission File No. 0-25871).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

____________

*	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2010	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2010

Exhibit Number	Description
2.1
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

10.1	Description of 2010 Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2010, Commission File No. 0-25871).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS *	XBRL Instance.
101.SCH *	XBRL Taxonomy Extension Schema.
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB *	XBRL Taxonomy Extension Label Linkbase.
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

____________

*	Furnished, not filed.