Form 10-Q
period 2010-06-30
INFORMATICA CORP
filed 2010-08-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, there were approximately 92,545,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,537	$159,197
Short-term investments	212,631	305,283
Accounts receivable, net of allowances of $4,385 and $3,454, respectively	107,789	110,653
Deferred tax assets	22,222	23,673
Prepaid expenses and other current assets	21,518	15,251
Total current assets	514,697	614,057

Property and equipment, net	8,402	7,928
Goodwill	397,583	287,068
Other intangible assets, net	86,883	63,586
Long-term deferred tax assets	27,408	8,259
Other assets	7,767	8,724
Total assets	$1,042,740	$989,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,778	$4,274
Accrued liabilities	42,778	37,367
Accrued compensation and related expenses	43,394	41,523
Income taxes payable	5,934	12,949
Accrued facilities restructuring charges	19,081	19,880
Deferred revenues	147,433	139,629
Convertible senior notes	201,000	—
Total current liabilities	468,398	255,622

Convertible senior notes	—	201,000
Accrued facilities restructuring charges, less current portion	27,398	32,845
Long-term deferred revenues	3,919	4,531
Long-term deferred tax liabilities	333	516
Long-term income taxes payable	13,085	11,995
Total liabilities	513,133	506,509

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	92	90
Additional paid-in capital	463,233	434,262
Accumulated other comprehensive loss	(12,668)	(968)
Retained earnings	78,950	49,729
Total stockholders’ equity	529,607	483,113
Total liabilities and stockholders’ equity	$1,042,740	$989,622

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	$70,016	$48,730	$125,063	$92,789
Service	85,645	68,614	165,728	133,613
Total revenues	155,661	117,344	290,791	226,402

Cost of revenues:
License	1,143	628	2,108	1,376
Service	25,041	18,374	48,098	36,846
Amortization of acquired technology	3,616	1,859	6,388	3,416
Total cost of revenues	29,800	20,861	56,594	41,638

Gross profit	125,861	96,483	234,197	184,764

Operating expenses:
Research and development	26,801	18,928	50,379	37,111
Sales and marketing	60,053	46,444	111,472	87,882
General and administrative	10,865	10,995	22,273	21,801
Amortization of intangible assets	2,355	2,434	5,065	4,485
Facilities restructuring charges	336	595	992	1,404
Acquisitions and other	—	—	3,649	—
Total operating expenses	100,410	79,396	193,830	152,683

Income from operations	25,451	17,087	40,367	32,081

Interest income	849	1,566	1,800	3,356
Interest expense	(1,576)	(1,581)	(3,156)	(3,252)
Other income, net	33	8	2,013	775
Income before provision for income taxes	24,757	17,080	41,024	32,960
Provision for income taxes	7,330	5,091	11,803	9,912
Net income	$17,427	$11,989	$29,221	$23,048
Basic net income per common share	$0.19	$0.14	$0.32	$0.26
Diluted net income per common share	$0.17	$0.13	$0.29	$0.25
Shares used in computing basic net income per common share	91,673	87,198	91,213	87,378
Shares used in computing diluted net income per common share	107,959	100,692	107,701	101,019

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$29,221	$23,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,279	2,698
Allowance for doubtful accounts	33	297
Gain on sale of investment in equity interests	(1,824)	—
Gain on early extinguishment of debt	—	(337)
Stock compensation	11,061	8,763
Deferred income taxes	(1,009)	(404)
Tax benefits from stock compensation	7,974	1,621
Excess tax benefits from stock compensation	(6,077)	(1,366)
Amortization of intangible assets and acquired technology	11,453	7,901
Non-cash facilities restructuring charges	992	1,404
Other non-cash items	384	116
Changes in operating assets and liabilities:
Accounts receivable	12,097	10,538
Prepaid expenses and other assets	1,078	(1,289)
Accounts payable and other current liabilities	(2,377)	(9,330)
Income taxes payable	(4,379)	379
Accrued facilities restructuring charges	(7,158)	(6,308)
Deferred revenues	4,849	(5,779)
Net cash provided by operating activities	59,597	31,952
Investing activities:
Purchases of property and equipment	(3,213)	(1,800)
Purchases of investments	(129,009)	(222,874)
Purchase of investment in equity interest	(1,500)	—
Sale of investment in equity interest	4,824	—
Maturities of investments	136,863	191,394
Sales of investments	84,638	25,138
Business acquisitions, net of cash acquired	(168,777)	(58,963)
Net cash used in investing activities	(76,174)	(67,105)
Financing activities:
Net proceeds from issuance of common stock	22,286	13,793
Repurchases and retirement of common stock	(10,651)	(9,021)
Withholding taxes related to restricted stock units net share settlement	(1,697)	—
Repurchases of convertible senior notes	—	(19,200)
Excess tax benefits from stock compensation	6,077	1,366
Net cash provided by (used in) financing activities	16,015	(13,062)
Effect of foreign exchange rate changes on cash and cash equivalents	(8,098)	2,561
Net decrease in cash and cash equivalents	(8,660)	(45,654)
Cash and cash equivalents at beginning of period	159,197	179,874
Cash and cash equivalents at end of period	$150,537	$134,220

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2010 and 2009 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2010, or any other future period.

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

The Company’s software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE has been established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.

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

Other revenues, consisting of software subscription and cloud services revenues (which are not material at this time but are growing), are generally recognized as the services are performed. Cloud services is a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand.

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

Further, ASC 820-10-35 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value measurement classification of Informatica as of June 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$19,821	$19,821	$—	$—
Marketable securities (2)	212,631	—	212,631	—
Total money market funds and marketable securities	232,452	19,821	212,631	—
Investment in equity interest (3)	1,500	—	—	1,500
Total	$233,952	$19,821	$212,631	$1,500
Liabilities:
Foreign currency derivatives (5)	$157	$—	$157	$—
Convertible senior notes	255,270	255,270	—	—
Total	$255,427	$255,270	$157	$—

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$10,895	$10,895	$—	$—
Marketable securities (2)	306,283	—	306,283	—
Total money market funds and marketable securities	317,178	10,895	306,283	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	1	—	1	—
Total	$320,179	$10,895	$306,284	$3,000
Liabilities:
Foreign currency derivatives (5)	$206	$—	$206	$—
Convertible senior notes	257,055	257,055	—	—
Total	$257,261	$257,055	$206	$—
____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(3)	Included in other non-current assets on the condensed consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(5)	Included in accrued liabilities on the condensed consolidated balance sheets.

The Company has classified its convertible debt as Level I, according to ASC 820-10-35 since it has quote prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of June 30, 2010, based on the closing price as of June 30, 2010 (the last trading day of the respective period) at the Over-the-Counter market, was $255.3 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities financial assets and Convertible Senior Notes liabilities.

To value its money market funds, the Company uses valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Informatica uses the following methodology to determine the fair value of its U.S. government and agency notes and bonds, municipal securities, and corporate bonds aggregating $205 million and $280 million at June 30, 2010 and December 31, 2009, respectively. These securities generally have market prices from multiple sources; therefore, the Company uses a “consensus price” or a weighted average price for each security. Market prices for these securities are received from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value.

Informatica uses the following methodology to determine the fair value of its commercial paper and certificates of deposit aggregating $7 million and $26 million at June 30, 2010 and December 31, 2009, respectively. The Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the market place, the price on that subsequent transaction clearly reflects the market price on that day, and Informatica will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.

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

Informatica made a $1.5 million investment in the preferred stock of a privately held company in February 2010, which was classified as Level 3 for value measurement purposes. In determining the fair value of this investment, the Company compares the cash flow of the entity against its own cash flow assumptions at the time that the investment was made.

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

The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The Company evaluates its counterparties associated with the Company’s forward foreign exchange contracts at least quarterly as part of its cash flow hedge program. Since all these counterparties are large creditworthy commercial banking institutions, the Company does not consider counterparty non-performance a material risk.

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

Realized gains recognized for the three months ended June 30, 2010 and 2009 were $5,000 and $6,000, respectively. Realized gains recognized for the six months ended June 30, 2010 and 2009 were $76,000 and $9,000, respectively. The realized gains are included in other income of the condensed consolidated statements of income for the respective periods. The cost of securities sold was determined based on the specific identification method. The Company sold approximately $35 million of its investment in marketable securities in December 2009 in anticipation of its cash requirement for the acquisition of Siperian.

The following is a summary of the Company’s investments as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$130,716	$—	$—	$130,716
Cash equivalents:
Money market funds	19,821	—	—	19,821
Total cash equivalents	19,821	—	—	19,821
Total cash and cash equivalents	150,537	—	—	150,537
Short-term investments:
Certificates of deposit	2,160	—	—	2,160
Commercial paper	4,994	3	—	4,997
Corporate notes and bonds	100,362	287	(213)	100,436
Federal agency notes and bonds	74,283	93	(1)	74,375
U.S. government notes and bonds	13,898	38	—	13,936
Municipal notes and bonds	16,714	14	(1)	16,727
Total short-term investments	212,411	435	(215)	212,631
Total cash, cash equivalents, and short-term investments *	$362,948	$435	$(215)	$363,168
___________

*	Total estimated fair value above included $232.5 million comprised of cash equivalents and short-term investments at June 30, 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,302	$—	$—	$147,302
Cash equivalents:
Money market funds	10,895	—	—	10,895
Municipal notes and bonds	1,000	—	—	1,000
Total cash equivalents	11,895	—	—	11,895
Total cash and cash equivalents	159,197	—	—	159,197
Short-term investments:
Certificates of deposit	5,040	—	—	5,040
Commercial paper	20,953	—	—	20,953
Corporate notes and bonds	63,168	364	(42)	63,490
Federal agency notes and bonds	143,840	200	(252)	143,788
U.S. government notes and bonds	24,515	44	(10)	24,549
Municipal notes and bonds	47,387	88	(12)	47,463
Total short-term investments	304,903	696	(316)	305,283
Total cash, cash equivalents, and short-term investments *	$464,100	$696	$(316)	$464,480
___________

*	Total estimated fair value above included $317.2 million comprised of cash equivalents and short-term investments at December 31, 2009.

In accordance with ASC 320, Investments – Debt and Equity Securities, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment is other-than-temporary impaired.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 (in thousands):

	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$45,086	$(213)
Federal agency notes and bonds	5,006	(1)
Municipal notes and bonds	2,436	(1)
	$52,528	$(215)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at June 30, 2010 (in thousands):

	Cost	Fair Value
Due within one year	$162,049	$162,285
Due one year to two years	46,883	46,853
Due after two years	23,300	23,314
Total	$232,232	$232,452

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$86,209	$(28,368)	$57,841	$55,350	$(22,048)	$33,302
Customer relationships	33,397	(17,670)	15,727	31,426	(14,029)	17,397
Vendor relationships	7,908	(1,825)	6,083	7,908	(992)	6,916
Other:
Trade names	2,494	(1,106)	1,388	2,494	(835)	1,659
Covenants not to compete	2,000	(1,417)	583	2,000	(1,217)	783
Patents	3,720	(379)	3,341	3,720	(191)	3,529
In-process research and development	1,920	—	1,920	—	—	—
	$137,648	$(50,765)	$86,883	$102,898	$(39,312)	$63,586

Amortization expense of intangible assets was $6.0 million and $4.3 million for the three months ended June 30, 2010 and 2009, respectively, and $11.5 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively. The Company’s weighted-average amortization period is six years for developed and core technology; is five years for customer relationships, vendor relationships, trade names, and covenants not to compete; and is ten years for patents.

As of June 30, 2010, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2010	$6,883	$4,453	$11,336
2011	17,823	7,636	25,459
2012	15,887	5,685	21,572
2013	12,518	4,954	17,472
2014	3,727	2,300	6,027
Thereafter	1,087	2,010	3,097
Total expected amortization expense	$57,925	$27,038	$84,963

The increase of $30.9 million in the gross carrying amount of developed and core technology was primarily due to the intangibles of $21.3 million and $9.8 million acquired from Siperian and 29West, respectively. The increase of $2.0 million in the gross carrying amount of customer relationships was primarily due to the intangibles of $1.6 million and $0.6 million acquired from Siperian and 29West, respectively. See Note 15. Acquisitions, of Notes to Condensed Consolidated Financial Statements for a further discussion. In addition, $2.3 million of developed and core technology, and $3.7 million of customer relationships at June 30, 2010, related to the Identity Systems and PowerData acquisitions, were recorded in European local currencies; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the carrying amount of goodwill for the six months ended June 30, 2010 is as follows (in thousands):

June 30, 2010
Beginning balance as of December 31, 2009	$287,068
Goodwill recorded in acquiring Siperian	78,360
Goodwill recorded in acquiring 29West	36,397
Local currency translation adjustments	(4,495)
Other adjustments	253
Ending balance as of June 30, 2010	$397,583

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

Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including Derivatives and Hedging  (ASC 815) and Debt With Conversion and Other Options (ASC 470-20) and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also, if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were $68,000 each for both of the three-month periods ended June 30, 2010 and 2009, and $136,000 and $603,000 for the six-month periods ended June 30, 2010 and 2009, respectively. Interest expenses on the Notes were $1.5 million for each of the three-month period ended June 30, 2010 and 2009, respectively. Interest expenses on the Notes were $3.0 million and $3.1 million for the six-month periods ended June 30, 2010 and 2009, respectively. Interest payments of $3.0 million and $3.3 million were made in the six-month periods ended June 30, 2010 and 2009, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table sets forth the ending balance of the Convertible Senior Notes as of June 30, 2010 and December 31, 2009 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased during the first quarter of 2009	(20,000)
Balance at December 31, 2009	201,000
Face amount of Notes repurchased during the first half of 2010	—
Balance at June 30, 2010	$201,000

Note 5. Other Comprehensive Income

Accumulated other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. Other comprehensive income activity consisted of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income, as reported	$17,427	$11,989	$29,221	$23,048
Other comprehensive income:
Unrealized gain (loss) on investments (1)	(68)	313	(98)	(183)
Cumulative translation adjustments (2)	(7,171)	5,662	(11,651)	2,831
Derivative gain (loss) (3)	(215)	292	49	(58)
Other comprehensive income	$9,973	$18,256	$17,521	$25,638
_________

(1)
The tax effects on unrealized gain (loss) on investments were $(43,000) and $200,000 for the three months ended June 30, 2010 and 2009, respectively, and $(62,000) and $(117,000) for the six months ended June 30, 2010 and 2009, respectively.

(2)
The tax effects on cumulative translation adjustments were $(209,000) and $107,000 for the three months ended June 30, 2010 and 2009, respectively, and $(353,000) and $34,000 for the six-months ended June 30, 2010 and 2009, respectively.

(3)
The tax effects on cash flow hedging gain (loss) were $(138,000) and $187,000 for the three months ended June 30, 2010 and 2009, respectively, and $31,000 and $(37,000) for the six months ended June 30, 2010 and 2009, respectively.

Ending balance of accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009, respectively, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Net unrealized gain on available-for-sale investments	$134	$232
Cumulative translation adjustments	(12,760)	(1,109)
Derivatives loss	(42)	(91)
Accumulated other comprehensive loss	$(12,668)	$(968)

Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.

The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net unrealized investment gain balance, net of tax effects at beginning of the year	$232	$879
Investment unrealized loss, net of tax effects	(98)	(183)
Net unrealized investment gain balance, net of tax effects at end of the period	$134	$696

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Net unrealized derivatives gain (loss) balance, net of tax effects at beginning of the year	$(91)	$51
Reclassified to the statement of income, net of tax effects	(18)	109
Derivatives gain (loss) for hedging transactions, net of tax effects	67	(167)
Net unrealized derivatives loss balance, net of tax effects at end of the period	$(42)	$(7)

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

Informatica has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 and 2010 financial plans. As of June 30, 2010, these foreign exchange contracts, carried at fair value, have a maturity of seven months or less. During the first half of 2010, the Company did not enter into any new forward exchange contracts, and the Company closed out approximately two foreign exchange contracts per month when the foreign currency denominated expenses were paid and any gain or loss on the contracts was offset against income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.

As of June 30, 2010, a derivative loss of $42,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reclassify this amount to its condensed consolidated statements of income during the remaining term of its foreign exchange forward contracts that expire on January 18, 2011.

Informatica evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.

The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	(Loss) Recognized	Gain Reclassified	Gain (Loss) Recognized	(Loss) Recognized	(Loss) Reclassified	Gain Recognized
	(1)	(2)	(3)	(1)	(2)	(3)
Indian rupee	$(225)	$42	$(38)	$(260)	$(46)	$74
Israeli shekel	(82)	5	5	(104)	(68)	—
Total	$(307)	$47	$(33)	$(364)	$(114)	$74

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Gain (Loss) Recognized	Gain Reclassified	Gain (Loss) Recognized	(Loss) Recognized	(Loss) Reclassified	Gain Recognized
	(1)	(2)	(3)	(1)	(2)	(3)
Indian rupee	$149	$23	$(24)	$(105)	$(66)	$178
Israeli shekel	(38)	8	1	(168)	(113)	14
Total	$111	$31	$(23)	$(273)	$(179)	$192

(1)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of condensed consolidated statements of income (effective portion).

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the fair value amounts for derivatives designated and not designated as hedging instruments at June 30, 2010 and December 31, 2009 (in thousands):

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at June 30, 2010 (1)	Derivative Liabilities at June 30, 2010 (2)
Indian rupee	$—	$102
Israeli shekel	—	42
Total	$—	$144

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at December 31, 2009 (1)	Derivative Liabilities at December 31, 2009 (2)
Indian rupee	$—	$206
Israeli shekel	1	—
Total	$1	$206

Derivatives Not Designated as Hedging Instruments under ASC 815:	Derivative Assets at June 30, 2010 (1)	Derivative Liabilities at June 30, 2010 (2)
Indian rupee	$—	$5
Israeli shekel	—	8
Total	$—	$13

There were no derivative assets or liabilities not designated as hedging instruments at December 31, 2009.

(1)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(2)	Included in accrued liabilities on the condensed consolidated balance sheets.

The gain (loss) recognized in other income, net for non-designated foreign currency forward contracts for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Indian rupee	$11	$99	$40	$54
Israeli shekel	(7)	88	(11)	102
Total	$4	$187	$29	$156

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

In April 2006, Informatica’s Board of Directors authorized a stock repurchase program of up to $30 million of its common stock until April 2007. In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized the repurchase of an additional $75 million of its common stock under the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, Informatica’s Board of Directors authorized the

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase of an additional $50 million of its outstanding common stock and Notes under the stock repurchase program. This repurchase program does not have an expiration date.

From April 2007 to June 30, 2010, the Company repurchased approximately 6,933,000 shares of its common stock pursuant to the repurchase program described above at a cost of $108 million and $29 million of its outstanding Notes at a cost of $27 million. The Company has approximately $39.7 million remaining from its current authorization to repurchase additional shares of its common stock or redeem a portion of its Notes under this program as of June 30, 2010.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase its outstanding common stock and Notes from time to time, as determined by management under programs approved by the Board of Directors.

The Company did not have any repurchases of its common stock pursuant to the stock repurchase program during the three months ended March 31, 2010. During the second quarter of 2010, the Company repurchased approximately 435,000 shares of its common stock at a cost of $10.7 million. There were no repurchases of the Notes during the six months ended June 30, 2010.

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

The Company amortizes its stock compensation using a straight-line method over the vesting term of the awards.

The Company estimated the fair value of its stock compensation awards related to stock options granted using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Option Grants:
Expected volatility	34 – 38%	42%	34 – 38%	42 – 48%
Weighted-average volatility	34%	42%	35%	46%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.7	3.6	3.7	3.6
Risk-free interest rate	2.0%	1.7%	1.9%	1.6%
ESPP:*
Expected volatility	—	—	33%	51%
Weighted-average volatility	—	—	33%	51%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate — ESPP	—	—	0.2%	0.4%
____________

*	ESPP purchases are made on the last day of January and July of each year.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocations of stock compensation for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of service revenues	$653	$583	$1,315	$1,114
Research and development	1,751	1,173	3,360	2,291
Sales and marketing	1,793	1,578	3,566	2,945
General and administrative	1,382	1,230	2,820	2,413
Total stock compensation	$5,579	$4,564	$11,061	$8,763
Tax benefit of stock compensation	(1,155)	(958)	(2,295)	(1,847)
Total stock compensation, net of tax benefit	$4,424	$3,606	$8,766	$6,916

Note 9. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining three-year lease term (as of March 31, 2010) of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $2.8 million for the remainder of 2010, $5.7 million in 2011, $4.2 million in 2012, and $1.6 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At June 30, 2010, the Company will recognize approximately $4.1 million of accretion as a restructuring charge over the remaining four years term of the lease as follows: $1.1 million for the remainder of 2010, $1.7 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2010 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-Cash	Accrued Restructuring Charges at June 30,
	2009	Charges	Adjustments	Payment	Reclass	2010
2004 Restructuring Plan
Excess lease facilities	$47,496	$1,195	$(203)	$(6,406)	$(2,305)	$39,777
2001 Restructuring Plan
Excess lease facilities	5,229	—	—	(752)	2,225	6,702
	$52,725	$1,195	$(203)	$(7,158)	$(80)	$46,479

For the six months ended June 30, 2010, the Company recorded $1.2 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2010 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $0.9 million.

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

Note 10. Income Taxes

The Company’s effective tax rates were 30% and 29% for the three-month and six-month periods ended June 30, 2010, respectively, and 30% for both of the three-month and six-month periods ended June 30, 2009. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, and the indirect benefit recorded as a result of the audit settlement offset by expense related to non-deductible stock compensation, nondeductible transaction costs, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended June 30, 2010, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis, consistent with prior quarters it was considered more likely than not that the Company’s deferred tax assets that are not stock compensation related would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of Stock Compensation (ASC 718). Pursuant to Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $12.3 million and $10.0 million as of June 30, 2010 and 2009, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2010 and 2009 were approximately $1.6 million and $0.3 million, respectively. As of June 30, 2010 the gross uncertain tax position is approximately $14.4 million.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. On June 30, 2010, Informatica filed a document with the Internal Revenue Service to effectively settle all remaining matters related to its examination for fiscal years 2005 and 2006. The estimated amount of the assessment was accrued for previously. Final adjustments

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will also need to be settled with all states in which Informatica filed during 2005 and 2006. The Company will be filing the appropriate documents and any associated taxes at various due dates over the next several months.

The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of June 30, 2010.

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

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$17,427	$11,989	$29,221	$23,048
Effect of convertible senior notes, net of related tax effects	961	961	1,922	2,099
Net income adjusted	$18,388	$12,950	$31,143	$25,147
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	91,673	87,198	91,213	87,378
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	317	76	372	38
Dilutive effect of employee stock options	5,919	3,368	6,066	3,271
Dilutive effect of convertible senior notes	10,050	10,050	10,050	10,332
Shares used in computing diluted net income per common share	107,959	100,692	107,701	101,019
Basic net income per common share	$0.19	$0.14	$0.32	$0.26
Diluted net income per common share	$0.17	$0.13	$0.29	$0.25

The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and six months ended June 30, 2010 and 2009, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.0 million and $1.9 million for the three and six months ended June 30, 2010, respectively, and $1.0 million and $2.1 million for the same periods in 2009 in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

In calculating its diluted net income per common share, Informatica excluded 1.9 and 1.3 million of its options for the three months ended June 30, 2010 and 2009, respectively, and 1.5 million and 3.0 million of its options for the six months ended June 30, 2010 and 2009, respectively since the inclusion of these options would have been anti-dilutive.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another 3 years to December 31, 2013. The future minimum contractual lease payments are $1.7 million for the remainder of 2010, $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.

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

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2013 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $53.1 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges, above, for a further discussion.

Future minimum lease payments as of June 30, 2010 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2010	$13,537	$1,263	$12,274
2011	26,408	2,795	23,613
2012	26,208	2,028	24,180
2013	17,568	1,015	16,553
2014	1,847	—	1,847
Thereafter	1,964	—	1,964
	$87,532	$7,101	$80,431

Of these future minimum lease payments, the Company has accrued $46.5 million in the facilities restructuring accrual at June 30, 2010. This accrual includes the minimum lease payments of $53.1 million and an estimate for operating expenses of $14.8 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $17.3 million and a present value discount of $4.1 million recorded in accordance with Accounting for Costs Associated with Exit or Disposal Activities (ASC 420).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of June 30, 2010 and December 31, 2009. To date, the Company’s product warranty expense has not been significant.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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

Derivative Financial Instruments

Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than the U.S. dollar, primarily the Indian rupee and Israeli shekel. As of June 30, 2010, these foreign exchange contracts, carried at fair value, have a maturity of seven months or less. Informatica enters into these foreign exchange contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

As of June 30, 2010, the notional amounts of the outstanding foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2009 for the Indian rupees and Israeli shekels were $7.1 million and $2.0 million, respectively.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 6. Derivative Financial Instruments, of Notes to Condensed Consolidated Financial Statements for a further discussion.

Litigation

On November 8, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs’ amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of our former officers (together with the Company, the “Informatica defendants”), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering (“IPO”) and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Informatica defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims we may have against the underwriters. The Informatica defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage. Any final settlement will require approval of the Court after class members are given the opportunity to object to the settlement or opt out of the settlement.

All parties in all lawsuits have reached a settlement which will not require the Company to contribute cash. The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors have filed notices of appeals of the final judgment dismissing the cases upon the settlement.

On July 15, 2002, the Company filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”), and the final judgment in the Company’s favor includes a permanent injunction preventing BODI from shipping the infringing technology until the patent expires in 2019.

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

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement of U.S. Patent Nos. 6,026,392 (the “‛392 patent”) and 6,631,382 (the “‛382 patent”).  On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. (“Timeline”) and TMLN Royalty, LLC (“TMLN Royalty”), asserting declaratory relief claims for non-infringement and invalidity of the ‛392 and ‛382 patents.  On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ‛392 and ‛382 patents.  In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action.  On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ‛382 and ‛392 patents.  On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California.  On April 21, 2009, the Company filed its reply to Data Retrieval’s counterclaims in the Northern District of California. Following Data Retrieval’s service of its Disclosure of Asserted Claims and Preliminary Infringement Contentions on June 8, 2009, on June 18, 2009, the Company filed a motion for partial summary judgment of the following claims and issues: (1) non-infringement of the ‛382 patent; (2) non-infringement of the unasserted claims (claims 2-25) of the ‛392 patent; and (3) no infringement of either patent-in-suit by the Informatica PowerCenter product. On September 11, 2009, the Court granted the Company’s motion for partial summary judgment on all of the claims and issues requested by the Company.  On June 23, 2010, the Court granted in part and denied in part an additional motion for summary judgment filed by the Company.  The Court ruled that the Company was entitled to summary judgment on the issue of inducement to infringe and contributory infringement, but denied the motion as to Data Retrieval’s claim of direct infringement.  The case is currently in the discovery phase and no trial date has been set.  The Company intends to vigorously defend itself.

On January 12, 2010, Data Retrieval initiated another action (the “Data Retrieval II Action”) for patent infringement against the Company in the United States District Court for the Northern District of California, Case No. C 09-05360-VRW, asserting two patents, U.S. Patent Nos. 5,802,511 (the “‛511 patent”) and 6,625,617 B2 (the “‛617 patent”) (collectively, the “Data Retrieval II patents-in-suit”). Sybase, Inc. is also named as a defendant in the Data Retrieval II Action. The Data Retrieval II Action is related to

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Data Retrieval I Actions and has been assigned to the same Judge. In the Data Retrieval II Action, Data Retrieval alleges that a “suite of data warehousing systems and/or material components thereof,” including PowerCenter, Data Explorer and PowerExchange, infringe the Data Retrieval II patents-in-suit. Data Retrieval accuses the Company of infringing at least claims 1, 2 and 14 of the ‛511 patent and at least claims 25 and 26 of the ‛617 patent. On February 25, 2010, the Company filed its answer to the complaint in the Data Retrieval II Action and asserted declaratory relief counterclaims for non-infringement and invalidity.  The case is currently in the discovery phase and no trial date has been set.

The Company is also a party to various legal proceedings and claims arising from the normal course of business activities.

Litigation is subject to inherent uncertainties. Given such uncertainties, the Company has from time to time discussed settlement in the context of litigation and has accrued, based on Contingencies (ASC 450), for estimates of settlement. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

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

The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
North America	$104,379	$77,642	$192,069	$149,425
Europe	38,014	28,111	71,384	52,839
Other	13,268	11,591	27,338	24,138
	$155,661	$117,344	$290,791	$226,402

	June 30, 2010	December 31, 2009
Long-lived assets (excluding assets not allocated):
North America	$89,886	$65,384
Europe	3,900	4,610
Other	1,499	1,520
	$95,285	$71,514

No customer accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2010 and 2009. At June 30, 2010 and 2009, no single customer accounted for more than 10% of the accounts receivable balance.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 15. Acquisitions

Siperian, Inc.

On January 28, 2010, the Company acquired Siperian, Inc. (“Siperian”), a privately held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to most business requirements. The Company acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds may be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

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

Goodwill	$78,360
Developed and core technology	21,340
Customer relationships	1,630
In-process research and development	1,920
Assumed liabilities, net of assets	(333)
Total purchase price allocation	102,917
Acquiree’s transaction related costs and debt settlement	27,083
Total	$130,000

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

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the three-month and six-month periods ended June 30, 2010 and 2009 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of each of the fiscal periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pro forma total revenues	$155,661	$124,079	$291,710	$237,941
Pro forma net income	$17,427	$7,762	$22,995	$14,672
Pro forma net income per share—basic	$0.19	$0.09	$0.25	$0.17
Pro forma net income per share—diluted	$0.17	$0.09	$0.23	$0.16
Pro forma weighted-average basic shares	91,673	87,198	91,213	87,378
Pro forma weighted-average diluted shares	107,959	90,642	107,701	90,687

The Company determined that for the three-month and six-month periods ended June 30, 2010, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.0 million and $1.9 million for the three-month and six-month periods, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The Convertible Senior Notes are anti-dilutive for the three-month and six-month periods ended June 30, 2009.

29West Inc.

On March 22, 2010, the Company acquired 29West Inc., (“29West”) a privately held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

worldwide. The Company acquired 29West in a stock purchase transaction valued at approximately $50 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

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

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive a small amount of revenues under subscription-based licenses for a variety of cloud and address validation offerings from our customers and partners. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 10% or less of total consolidated revenues during the past three years.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.

Despite the uncertainty in the macroeconomic environment in the United States and many foreign economies, we were able to grow our total revenues in the second quarter of 2010 by 33% to $155.7 million from $117.3 million in the second quarter of 2009. License revenues grew by 44% to $70.0 million in the second quarter of 2010 from $48.7 million in the comparable period a year ago. In the first half of 2010, our total revenues grew by 28% to $290.8 million from $226.4 million in the comparable period a year ago, and license revenues grew by 35% to $125.1 million from $92.8 million on a year-over-year basis, with revenue growth primarily in North America and Europe. Our growth in license revenues reflects the continued market acceptance of our products for broader data integration projects and, to a lesser degree, revenues from recent acquisitions. Services revenues increased by 25% in the second quarter of 2010 to $85.6 million from $68.6 million in the second quarter of 2009 due to 18% growth in maintenance revenues and a 45% increase in consulting, education, and other services revenues. Services revenues increased by 24% in the first half of 2010 to $165.7 million from $133.6 million in the same period in 2009 due to 18% growth in maintenance revenues and a 43% increase in consulting, education, and other services revenues compared to the same period in 2009.

On January 28, 2010, we acquired Siperian, a privately held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to many business requirements. We acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan as set forth in the merger agreement and for purposes of the working capital adjustment set forth therein. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds may be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

On March 22, 2010, we acquired 29West, a privately held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for the distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors worldwide. We acquired 29West in a stock purchase transaction valued at approximately $50 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions:  The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although these economies have shown some signs of improvement, macroeconomic recovery remains uneven. As a result of improvements in our business prospects, we have increased our hiring and recently completed two acquisitions with the expectation of uneven yet continued progress toward macroeconomic recovery.

●
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, and Sunopsis; IBM’s acquisition of Cognos, DataMirror, Initiate Systems, and SPSS; SAP’s acquisition of Business Objects, which had previously acquired FirstLogic, and Sybase; and Tibco Software’s acquisition of Netrics) could pose challenges as competitors market a broader suite of software products or solutions to our prospective customers.

●
New Product Introductions:  To address the expanding data integration and data integrity needs of our customers and prospective customers, we continue to introduce new products and technology enhancements on a regular basis. In August 2009, we delivered the PowerCenter Cloud Edition to enable our customers to procure PowerCenter functionality from Amazon Web Services by the hour. In November 2009, we released Informatica Cloud 9. In December 2009, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9. In February 2010, we launched Informatica Data Cloud Store, the industry’s first Infrastructure-as-a-Service offering to archive database and enterprise application data to the cloud in a cost-effective and secure manner. In June 2010, we delivered the Informatica Cloud Summer 2010 Release. New product introductions and/or enhancements have inherent risks including, but not limited to, product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. Given these risks and the recent introduction of these products, we cannot predict their impact on our overall sales and revenues.

●
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first half of 2010 followed these seasonal trends. The current macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost discipline measures, the strengthening of our partnerships, and increasing our distribution capacity, the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to sustain the growth rates we have experienced recently.

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, in May 2010, we announced a partnership with EMC to resell our Information Lifecycle Management (ILM) and Master Data Management (MDM) products and services. In addition, we are partners with Hewlett-Packard, Intel, Microsoft, Oracle, salesforce.com and SAP, among others. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also have opened the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability, although we experienced a tougher than expected selling environment in certain regions in 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years and experienced a continued increase in sales productivity in the United States in the first half of 2010.  While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience an increase in international sales productivity in the first half of 2010.

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

As part of the process of preparing consolidated financial statements, we estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable, and to the extent we believe that the asset is not likely to be realized, we must establish a valuation allowance. In assessing the need for any additional valuation allowance, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) Share-Based Payments (ASC 718) in 2006. Our volatility rates were 34% and 35% for the three and six months ended June 30, 2010, compared to 42% and 46% for the same periods in 2009. The decrease in 2010 compared to 2009 was due to a decline in the implied volatility component of our volatility rates. To the extent that the volatility rate in our stock price decreases in the future, our estimates of the fair value of options granted will decrease accordingly. For example, a 10% lower volatility rate for the options granted in the second quarter of 2010 would have decreased the fair value of the options granted by approximately $1.3 million.

We derived our expected life of the options that we granted in 2009 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We slightly increased our expected life estimate from 3.6 years in 2009 to 3.7 years in 2010.

In addition, we apply an expected forfeiture rate in determining the amount of stock compensation. We estimate our forfeiture rate for stock options based on actual historical forfeited options. We increased our forfeiture rate, for the six months ended June 30, 2010, to 10% from 8% in the same period of 2009. The impact on our stock compensation in the first half of 2010 due to the change in our forfeiture rate was negligible.

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

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of income and of cash flows. Our allowance for doubtful accounts at June 30, 2010 and December 31, 2009 was $4.4 million and $3.5 million, respectively. The increase in the bad debt allowance for our accounts receivable is mainly due to additional bad debt allowance for the accounts receivable from our recent acquisitions.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 14. Recent Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three and six months ended June 30, 2010 and 2009 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
License	45%	42%	43%	41%
Service	55	58	57	59
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	16	16	16	16
Amortization of acquired technology	2	1	2	1
Total cost of revenues	19	18	19	18
Gross profit	81	82	81	82
Operating expenses:
Research and development	17	16	17	16
Sales and marketing	39	40	38	39
General and administrative	7	9	8	10
Amortization of intangible assets	2	2	2	2
Facilities restructuring charges	—	1	—	1
Acquisitions and other	—	—	1	—
Total operating expenses	65	68	66	68
Income from operations	16	14	14	14
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
Income before provision for income taxes	16	14	14	14
Provision for income taxes	5	4	4	4
Net income	11%	10%	10%	10%

Revenues

Our total revenues increased to $155.7 million for the three months ended June 30, 2010 from $117.3 million for the three months ended June 30, 2009, representing an increase of $38.4 million (or 33%). Our total revenues increased to $290.8 million for the six months ended June 30, 2010 from $226.4 million for the six months ended June 30, 2009, representing an increase of $64.4 million (or 28%). In each case, the increase was due to an increase in the number of license transactions and the average sales price of those license transactions and growth in our customer installed base, as well as revenues derived from our strategic acquisitions of complementary businesses and products during the last 12 months.

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
License revenues	$70,016	$48,730	44%	$125,063	$92,789	35%
Services revenues:
Maintenance	61,278	51,837	18%	119,110	101,028	18%
Consulting and education	24,367	16,777	45%	46,618	32,585	43%
Total services revenues	85,645	68,614	25%	165,728	133,613	24%
	$155,661	$117,344	33%	$290,791	$226,402	28%

License Revenues

Our license revenues increased to $70.0 million (or 45% of total revenues) and $125.1 million (or 43% of total revenues) for the three and six months ended June 30, 2010, respectively, from $48.7 million (or 42% of total revenues) and $92.8 million (or 41% of total revenues) for the three and six months ended June 30, 2009, respectively. The increase in license revenues of $21.3 million (or 44%) for the three months ended June 30, 2010, and $32.3 million (or 35%) for the six months ended June 30, 2010, compared to the same periods in 2009, was primarily due to an increase in both the volume of license transactions and the average size of those transactions.

The number of transactions greater than $1.0 million increased to 14 in the second quarter of 2010, compared to 9 in the second quarter of 2009. The number of transactions greater than $1.0 million increased to 21 in the six-month period ended June 30, 2010 from 11 in the comparative six-month period in 2009. We added 68 and 201 new customers in the second quarter and first half of 2010, respectively, compared to 129 and 341 in the same periods of 2009. Of these, zero and 89 customers were added through acquisitions in the second quarter and first half of 2010, respectively, compared to 64 and 217 in the same periods of 2009. We had license revenue transactions with 351 and 577 existing customers in the second quarter and first half of 2010, respectively, compared to 237 and 427 for the same periods in 2009. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of our newer technologies.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the second quarter of 2010, including upgrades for which we charge customers an additional fee, increased to $410,000 from $344,000 in the second quarter of 2009. The average transaction amount for orders greater than $100,000 in the six-month period ended June 30, 2010, including upgrades for which we charge customers an additional fee, increased to $380,000 from $320,000 in the corresponding six-month period in 2009.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $61.3 million (or 39% of total revenues) for the three months ended June 30, 2010, compared to $51.8 million (or 44% of total revenues) for the three months ended June 30, 2009. Maintenance revenues increased to $119.1 million (or 41% of total revenues) for the six months ended June 30, 2010, compared to $101.0 million (or 45% of total revenues) for the six months ended June 30, 2009. The increase of $9.5 million (or 18%) and $18.1 million (or 18%) in the three and six months ended June 30, 2010, respectively compared to the same periods in 2009, was primarily due to an increase in the size of our customer base.

For the remainder of 2010, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2009 levels.

Consulting, Education, and Other Services Revenues

Consulting, education, and other services revenues increased to $24.4 million (or 16% of total revenues) for the three months ended June 30, 2010, compared to $16.8 million (or 14% of total revenues) for the three months ended June 30, 2009. The $7.6 million (or 45%) increase in the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to increases in consulting and education services and subscription revenues in North America. Consulting, education, and other services revenues increased to $46.6 million (or 16% of total revenues) for the six months ended June 30, 2010, compared to $32.6 million (or 14% of total revenues) for the three months ended June 30, 2009. The $14.0 million (or 43%) increase in the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to an increase in consulting revenues in North America.

For the remainder of 2010, we expect our revenues from consulting, education, and other services to increase from the comparable 2009 periods due to increased demand for our consulting and services and subscriptions.

International Revenues

Our international revenues were $51.3 million (or 33% of total revenues) and $39.7 million (or 34% of total revenues) for the three months ended June 30, 2010 and 2009, respectively. The $11.6 million (or 29%) increase for the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to an increase in international license revenues in Europe and Asia, partially offset by a decline in Latin America, as well as growth in service revenues as a result of a larger and growing installed customer base. International revenues were $98.7 million (or 34% of total revenues) for the six months ended June 30, 2010, compared to $77.0 million (or 34% of total revenues) for the six months ended June 30, 2009. The $21.7 million (or 28%) increase for the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to an increase in international license revenues in Europe and Asia, partially offset by a decline in Latin America, as well as growth in service revenues as a result of a larger and growing installed customer base.

For the remainder of 2010, we expect the amount of international revenues, as a percentage of total revenues, to be relatively consistent with, or increase slightly compared to 2009.

Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our potential future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) orders received from certain distributors, resellers, and OEMs that are not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) above are referred to as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues were approximately $176.3 million at June 30, 2010, compared to $142.1 million at June 30, 2009, and $171.8 million at December 31, 2009. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Cost of license revenues	$1,143	$628	82%	$2,108	$1,376	53%
Cost of services revenues	25,041	18,374	36%	48,098	36,846	31%
Amortization of acquired technology	3,616	1,859	95%	6,388	3,416	87%
Total cost of revenues	$29,800	$20,861	43%	$56,594	$41,638	36%
Cost of license revenues, as a percentage of license revenues	2%	1%	1%	2%	1%	1%
Cost of services revenues, as a percentage of services revenues	29%	27%	2%	29%	28%	1%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues increased to $1.1 million (or 2% of license revenues) for the three months ended June 30, 2010 compared to $0.6 million (or 1% of license revenues) in the same period of 2009. Cost of license revenues increased to $2.1 million (or 2% of license revenues) for the six months ended June 30, 2010 from $1.4 million (or 1% of license revenues) for the six months ended June 30, 2009. The increase of $0.5 million (or 82%) and $0.7 million (or 53%) in cost of license revenues for the three and six months ended June 30, 2010, compared to the same periods in 2009, was primarily due to an increase in royalty-bearing product sales and increased costs to localize international documentation.

For the remainder of 2010, we expect the cost of license revenues, as a percentage of license revenues, to be relatively consistent with the first half of 2010.

Cost of Services Revenues

Our cost of services revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to postal authorities and other third parties for content. Cost of services revenues increased to $25.0 million (or 29% of services revenues) for the three months ended June 30, 2010 from $18.4 million (or 27% of services revenues) for the three months ended June 30, 2009. The $6.6 million (or 36%) increase was primarily due to increased personnel-related costs due to higher services and support headcount, partially driven by recent acquisitions, and higher subcontractor fees. Cost of service revenues increased to $48.1 million (or 29% of service revenues) for the six months ended June 30, 2010 from $36.8 million (or 28% of service revenues) for the six months ended June 30, 2009. The increase of $11.3 million (or 31%) for the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to increases in personnel related and outside service costs driven by increased demand for services.

The increases in cost of services as a percentage of services revenues from 27% and 28% for the three and six months ended June 30, 2009, respectively, to 29% for both of the three and six months ended June 30, 2010 are due to higher revenues from consulting services that generally have a lower margin.

For the remainder of 2010, we expect our cost of service revenues, in absolute dollars, to increase from the 2009 levels, mainly due to headcount increases associated with increased service revenues. We expect, however, the cost of service revenues in the second half of 2010, as a percentage of service revenues, to remain relatively consistent with the first half of 2010.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Amortization of acquired technology	$3,616	$1,859	95%	$6,388	$3,416	87%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $3.6 million for the three months ended June 30, 2010, compared to $1.9 million for the three months ended June 30, 2009. Amortization of acquired technology increased to $6.4 million for the six months ended June 30, 2010, compared to $3.4 million for the six months ended June 30, 2009. The increases of $1.7 million (or 95%) and $3.0 million (or 87%) for the three and six months ended June 30, 2010, respectively compared to the same periods in the prior year, were the result of amortization of certain technologies that we acquired in connection with recent acquisitions. See Note 15, Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Report.

For the remainder of 2010, we expect amortization of other acquired technology to be approximately $6.9 million before the effect of any future acquisitions subsequent to June 30, 2010.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Research and development	$26,801	$18,928	42%	$50,379	$37,111	36%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $26.8 million (or 17% of total revenues) and $50.4 million (or 17% of total revenues) for the three and six months ended June 30, 2010, respectively, up from $18.9 million (or 16% of total revenues) and $37.1 million (or 16% of total revenues) for the same periods in 2009. All software and development costs have been expensed in the period incurred because the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $7.9 million (or 42%) increase for the three months ended June 30, 2010 compared to the same period in 2009 was due to a $6.0 million increase in personnel-related costs, as a result of a headcount increase due to acquisitions from 490 in June 2009 to 589 in June 2010. There was also a $1.0 million increase in overhead related costs driven by the headcount increase. The $13.3 million (or 36%) increase for the six months ended June 30, 2010 compared to the same period in 2009, was due to a $10.2 million increase in personnel-related costs and a $1.5 million increase in overhead-related costs driven by the headcount increase. The research and development expenses as percentage of total revenues increased slightly by 1% for the three and six months ended June 30, 2010, compared to the same periods in 2009, mainly due to headcount increases driven by numerous acquisitions.

For the remainder of 2010, we expect research and development expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first two quarters of 2010.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Sales and marketing	$60,053	$46,444	29%	$111,472	$87,882	27%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $60.1 million (or 39% of total revenues) for the three months ended June 30, 2010 from $46.4 million (or 40% of total revenues) for the three months ended June 30, 2009. The $13.7 million (or 29%) increase for the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to a $12.0 million increase in personnel-related costs. Sales and marketing expenses increased to $111.5 million (or 38% of total revenues) for the six months ended June 30, 2010 from $87.9 million (or 39% of total revenues) for the six months ended June 30, 2009. The increase of $23.6 million (or 27%) for the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to a $19.7 million increase in personnel-related costs. The increases in personnel-related costs for both of the three and six months ended June 30, 2010, compared to the same periods in 2009 were due to an increase in headcount from 604 in March 2009 to 665 in March 2010 and from 611 in June 2009 to 688 in June 2010, higher sales commissions, and higher stock compensation. The sales and marketing expenses as a percentage of total revenues declined by 1 percentage points for the three and six months ended June 30, 2010, compared to the same periods in 2009, mainly due to the benefits of scale, as our revenues have increased proportionately more than our sales and marketing expenses.

For the remainder of 2010, we expect sales and marketing expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first two quarters of 2010.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
General and administrative	$10,865	$10,995	(1)%	$22,273	$21,801	2%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses decreased to $10.9 million (or 7% of total revenues) for the three months ended June 30, 2010, compared to $11.0 million (or 9% of total revenues) for the three months ended June 30, 2009. The $0.1 million (or 1%) decrease in general and administrative expenses was primarily due to a $1.4 million increase in personnel-related expenses, partially offset by a $1.7 million decline in outside services. Headcount increased from 192 in June 2009 to 218 in June 2010. General and administrative expenses increased to $22.3 million (or 8% of total revenues) for the six months ended June 30, 2010, compared to $21.8 million (or 10% of total revenues) for the six months ended June 30, 2009. The increase of $0.5 million (or 2%) for the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to a $2.9 million increase in personnel-related expenses and stock compensation offset by an $2.7 million decrease in outside services.

For the remainder of 2010, we expect general and administrative expenses, as a percentage of total revenues, to be relatively consistent with or slightly decrease from the first two quarters of 2010.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Amortization of intangible assets	$2,355	$2,434	(3)%	$5,065	$4,485	13%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets was flat at $2.4 million for the three months ended June 30, 2010 and 2009, and increased to $5.1 million for the six months ended June 30, 2010 from $4.5 million in the same period of 2009. The increase of $0.6 million (or 13%) for the six months ended June 30, 2010, compared to the same period in 2009, was the result of amortization of intangibles that we acquired as a result of recent acquisitions.

For the remainder of 2010, we expect amortization of the remaining intangible assets to be approximately $4.4 million before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to June 30, 2010.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Facilities restructuring charges	$336	$595	(44)%	$992	$1,404	(29)%

For the three and six months ended June 30, 2010, we recorded $0.5 million and $1.2 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. Comparatively, for the three and six months ended June 30, 2009, we recorded $0.6 million and $1.4 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of June 30, 2010, $46.5 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.2 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $6.4 million and $5.6 million for the six months ended June 30, 2010 and 2009, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2010 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2010 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Acquisitions and Other

The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Acquisitions and other	$—	$—	—%	$3,649	$—	*	%
____________
*	Percentage is not meaningful

Acquisitions and other of $3.6 million for the six months ended June 30, 2010 consists of $2.2 million for legal and bankers’ fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.

Interest Income, Expense, and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Interest income	$849	$1,566	(46)%	$1,800	$3,356	(46)%
Interest expense	(1,576)	(1,581)	—%	(3,156)	(3,252)	(3)%
Other income (expense), net	33	8	313%	2,013	775	160%
	$(694)	$(7)	9,814%	$657	$879	(25)%

Interest income, expense, and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense on our Convertible Senior Notes; as well as foreign exchange transaction gains and losses. The decrease of $0.7 million or 9,814% in the three months ended June 30, 2010, compared to the same period in 2009, was primarily due to a $0.7 million decrease in interest income received from lower portfolio balance and investment yields. The decrease of $0.2 million (or 25%) in the six months ended June 30, 2010, compared to the same period in 2009, was primarily due to a $1.6 million decrease in interest income received from lower portfolio balance and investment yields and a $0.4 million foreign exchange loss, which were partially offset by a $1.8 million gain recognized from the sale of our investment in an equity interest.

We expect lower interest income in the future if the current lower yields in the credit market continues to persist or decline in the future.

In March 2008, we made a $3.0 million investment in the preferred stock of a privately held company. This company was recently acquired, and as a result of this acquisition, Informatica received $4.8 million in consideration of which $1.8 million was recorded in other income for the three months ended March 31, 2010.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Provision for income taxes	$7,330	$5,091	44%	$11,803	$9,912	19%
Effective tax rate	30%	30%	—%	29%	30%	(1)%

Our effective tax rates were 30% and 29% for the three and six months ended June 30, 2010, respectively, and 30% for both of the three-month and six-month periods ended June 30, 2009. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the indirect benefit recorded as a result of the IRS audit settlement offset by expense related to non-deductible stock compensation, nondeductible transaction costs, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

Our effective tax rate in 2010 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.

In assessing the need for any additional valuation allowance in the quarter ended June 30, 2010, we considered all available evidence, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis, consistent with prior quarters it was considered more likely than not that our deferred tax assets that are not related to stock compensation would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit derived from stock option expense deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of Stock Compensation (ASC 718). Pursuant to Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.

The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $12.3 million and $10.0 million as of June 30, 2010 and 2009, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2010 and 2009 were approximately $1.6 million and $0.3 million, respectively. As of June 30, 2010 the gross uncertain tax position is approximately $14.4 million.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations, public offerings of our common stock, and issuance of convertible senior notes in the past. As of June 30, 2010, we had $363.2 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

Operating Activities: Net cash provided by operating activities for the six months ended June 30, 2010 was $59.6 million, representing an increase of $27.6 million from the six months ended June 30, 2009. This increase primarily resulted from a $6.2 million increase in net income, a $5.7 million adjustment for non-cash expenses, a $1.5 million decrease in accounts receivable, a

$10.6 million increase in deferred revenues, and a $2.4 million decrease in prepaid expenses and other assets, a $6.1 million increase in accounts payable and accrued liabilities offset by a $4.8 million decrease in income taxes payable.

We were able to recognize $6.1 million in excess tax benefits from stock compensation during the six months ended June 30, 2010. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a source in financing activities. We made cash payments for taxes in different jurisdictions of $9.2 million during the six months ended June 30, 2010.

Our “Days Sales Outstanding” in accounts receivable increased from 61 days at June 30, 2009 to 63 days at June 30, 2010 due to a higher amount of license billings that occurred during the second half of the second quarter of 2010 compared with the same period of 2009. Net cash provided by operating activities for the six months ended June 30, 2009 was $32.0 million, primarily resulting from our net income, after adjusting for non-cash expenses, an increase in cash collections against accounts receivable, and an increase in accounts payable, offset by payments to reduce our accrual for excess facilities, excess tax benefits from share-based payments, and accrued liabilities. In the future, our operating cash flows will continue to be impacted by the timing of payments to our vendors and payments for taxes.

Investing Activities: Net cash used in investing activities was $76.2 million and $67.1 million for the six months ended June 30, 2010 and 2009, respectively. We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate at which we upgrade the computer hardware and software used in our business, as well as our business outlook.

We have identified our investment portfolio as “available for sale” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the credit rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds and short-term marketable securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements.

In January 2010, we acquired Siperian, a privately held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (MDM) platform that adapts to most business requirements. We acquired Siperian in a cash merger transaction valued at approximately $130 million of which approximately $18.3 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Siperian. The escrow fund will remain in place for a period of 18 months, although 50% of the escrow funds may be paid out 12 months subsequent to the date of acquisition. As a result of this acquisition, we assumed certain facility leases and certain liabilities and commitments.

In February 2010, we made a $1.5 million investment in the preferred stock of another privately held company, which was classified as Level 3 for value measurement purposes.

In March 2010, we acquired 29West, a privately held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for the distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors worldwide. We acquired 29West in a stock purchase transaction valued at approximately $50 million of which approximately $7 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by 29West. The escrow fund will remain in place for a period of 18 months.

Due to the nature of mergers and acquisitions, it is difficult to predict the amount and timing of cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”).

Net cash provided by financing activities for the six months ended June 30, 2010 was $16.0 million due to the proceeds received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $22.3 million, as well as $6.1 million of excess tax benefits from stock compensation, which was partially offset by the repurchases and retirement of our common stock of $10.7 million and withholding taxes for restricted stock units net share settlement of $1.7 million.

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

In March 2006, we issued and sold Convertible Senior Notes (“Notes”) with an aggregate principal amount of $230 million due in 2026. We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,000 shares of our common stock concurrently with the offering of the Notes. We intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional purchases of common stock or Notes.

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

From April 2007 to June 30, 2010, we repurchased approximately 6,933,000 shares of our common stock at a cost of $108 million and $29 million of our outstanding Notes at a cost of $27 million. We have approximately $39.7 million remaining from its current authorization to repurchase shares of our common stock or Convertible Senior Notes under this program as of June 30, 2010.

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We did not repurchase any shares during the three months ended March 31, 2010 and the Notes during the six months ended June 30, 2010. During the quarter ended June 30, 2010, we repurchased (i) approximately 435,000 shares of our common stock under the repurchase program at a cost of $10.7 million and (ii) approximately 23,000 shares of our common stock outside of the repurchase program at a cost of $0.6 million in settlement of employee tax withholding obligations due upon the vesting of RSUs. See Part II, Item 2 of this Report for more information regarding the stock repurchase program. We may continue to repurchase shares and Convertible Senior Notes from time to time, as determined by management as authorized by the Board of Directors.

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

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of June 30, 2010, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2010	2011 and 2012	2013 and 2014	2015 and Beyond
Operating lease obligations:
Operating lease payments	$87,532	$13,537	$52,616	$19,415	$1,964
Future sublease income	(7,101)	(1,263)	(4,823)	(1,015)	—
Net operating lease obligations	80,431	12,274	47,793	18,400	1,964
Debt obligations:
Principal payments (1)	201,000	—	—	—	201,000
Interest payments	96,480	3,015	12,060	12,060	69,345
Other obligations (2)	2,176	440	1,736	—	—
	$380,087	$15,729	$61,589	$30,460	$272,309

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

Our contractual obligations at June 30, 2010 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $1.7 million for the remainder of 2010 and $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.

The above commitment table does not include approximately $13.1 million of long-term income tax liabilities recorded in accordance with Income Taxes (ASC 740). We adopted FIN No. 48 (ASC 740) effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $53.1 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Of these future minimum lease payments, we have $46.5 million recorded in accrued facilities restructuring charges at June 30, 2010. This accrual, in addition to minimum lease payments of $53.1 million, includes estimated operating expenses of $14.8 million, is net of estimated sublease income of $17.3 million, and is net of the present value impact of $4.1 million recorded in accordance with Accounting for Costs Associated with Exit or Disposal Activities (ASC 420-10). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

We have sublease agreements for leased office space at the above facilities. In the event the sublessees are unable to fulfill their obligations, we would be responsible for rent due under the leases. We expect at this time that the sublessees will fulfill their obligations under the terms of the current lease agreements.

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

Cash Flow Hedge Activities

We have attempted to minimize the impact of certain foreign currency fluctuations through the initiation of certain cash flow hedge programs starting in the fourth quarter of 2008. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the Indian rupee and Israeli shekel. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

The foreign exchange contracts initiated in the fourth quarter of 2008 expired in November 2009, and we entered into additional foreign exchange contracts in December 2009 under our hedging programs.

The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2009 for Indian rupees and Israeli shekels outstanding as of June 30, 2010 (in thousands):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	329,100	$7,061	46.61
Israeli shekel	7,632	2,019	3.78
		$9,080

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government and agency notes and bonds, corporate bonds, commercial paper, and municipal securities. All investments are carried at market value, which approximates cost. See Note 2. Cash, Cash Equivalents, and Short-Term Investments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

For the six months ended June 30, 2010, the average annual rate of return on our investments was 1.1%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2010, we had net unrealized gains of $0.2 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2010, the fair market value of the portfolio would decrease by approximately $1.6 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 12. Commitments and Contingencies - Litigation of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2009.

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

The recent weak macroeconomic environment and associated global economic conditions resulted in a tightening of the credit markets, low levels of liquidity in many financial markets, extreme volatility in credit, equity and foreign currency markets, including the European sovereign debt markets, and volatility in various other markets, including the financial services sector, which typically is the largest vertical segment that we serve. These conditions affected the buying patterns of our customers and prospects and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though economic conditions appear to be improving, although unevenly, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa (EMEA). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry is continuing at a rapid pace with Oracle’s acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products, which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, Cognos, DataMirror, and Initiate Systems), Microsoft, Oracle (which acquired BEA Systems, GoldenGate Software, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems and Sunopsis), SAP (which acquired Business Objects, which had previously acquired FirstLogic, and Sybase), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customers’ purchasing decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

Our international operations expose us to greater risks, including but not limited to those regarding intellectual property, collections, exchange rate fluctuations, and regulations, each of which could limit our future growth.

We have significant operations outside the United States, including software development centers in Australia, India, Ireland, Israel, the Netherlands, and the United Kingdom; sales offices in Europe, including France, Germany, the Netherlands, Switzerland, and the United Kingdom, as well as in countries in Asia-Pacific; and customer support centers in India, Brazil, the Netherlands, and the United Kingdom. Additionally, since 2005 we have opened sales offices in Brazil, China, India, Italy, Japan, Mexico, Portugal, South Korea, Spain, and Taiwan, and we plan to continue to expand our international operations. Our international operations face numerous risks. For example, to sell our products in certain foreign countries, our products must be localized, that is, customized to meet local user needs and to meet the requirements of certain markets, particularly some in Asia, where our product must be enabled to support Asian language characters. Developing internationalized versions of our products for foreign markets is difficult, requires us to incur additional expenses, and can take longer than we anticipate. We currently have limited experience in internationalizing products and in testing whether these internationalized products will be accepted in the target countries. We cannot ensure that our internationalization efforts will be successful.

In addition, we have only a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we have experienced difficulties in recruiting, training, managing, and retaining our international staff, particularly our international sales management and sales personnel, which have adversely affected our ability to increase sales productivity, and we have also experienced high wage inflation in India, which have increased costs. We may continue to experience such difficulties in the future.

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenues and operating expenses has been immaterial although in the fourth quarter of 2008 and the first half of 2009, the decline in the U.S. dollar and the increased volatility in currency markets caused a greater than historical impact. The sequential impact of the foreign currency exchange rate fluctuation diminished near the end of 2009 and increased in the second quarter of 2010. Beginning in the fourth quarter of 2008, we have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

New product introductions and product enhancements may impact market acceptance of our products and affect our results of operations.

We believe that the introduction and market acceptance of new products and the enhancement of existing products are important to our continued success. New product introductions and product enhancements, including those related to acquired products, have inherent risks, including, but not limited to, delayed product availability, product quality and interoperability, and customer adoption or the delay in customer purchases. In August 2009, we delivered the PowerCenter Cloud Edition to enable customers to procure PowerCenter functionality from Amazon Web Services by the hour. In addition, we released Informatica 9 in December 2009. In February 2010, we launched Informatica Data Archive Cloud Store, an Infrastructure-as-a-Service offering that archives database and enterprise application data to the cloud in a cost effective and secure manner. New product introductions and/or enhancements such as these have inherent risks, including but not limited to the following:

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

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with EMC, Hewlett-Packard, Intel, Microsoft, Oracle, salesforce.com and SAP.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in 2008 and remained depressed in certain geographies in 2009 and increased in the first half of 2010. The global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in March 2010, we acquired 29West, a provider of a high-speed messaging software. In January 2010, we acquired Siperian, a provider of Master Data Management (MDM) infrastructure technology category. In September 2009, we acquired Agent Logic, a provider of complex event processing software; in June 2009, we acquired AddressDoctor, a provider of global address validation technology; and in February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (ILM) technology. Future acquisitions or investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances of Informatica and the acquired companies, difficulties in supporting acquired customers, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate an acquired company’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

We have recently acquired several companies. For example, we acquired 29West in March 2010, Siperian in January 2010, Agent Logic in September 2009, AddressDoctor in June 2009 and Applimation in February 2009. The successful integration of 29West’s, Siperian’s, Agent Logic’s, Applimation’s and AddressDoctor’s technologies, employees, and business operations, as well as the technology employees, and business operations of any company we may acquire in the future will place an additional burden on our management and infrastructure. These acquisitions, and others we may make in the future, will subject us to a number of risks, including:

●	the failure to capture the value of the business we acquired, including the loss of any key personnel, customers, and business relationships, including strategic partnerships;

●
any inability to generate revenue from the combined products in an amount sufficient to offset the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company’s installed customer base or the acquired company’s products to our installed customer base; and

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

In addition, we have experienced turnover in other areas of the business. As the market becomes increasingly competitive and the hiring becomes more difficult and costly, our personnel (including those with government security clearance qualifications) become more attractive to other companies. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. If we are unable to effectively attract and train new personnel, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.

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

Our effective tax rate is difficult to project, and changes in such tax rate or adverse results of tax examinations could adversely affect our operating results.

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

During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements. Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Senior Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN No. 48 (ASC 740), further add to the reporting complexity and increase the potential risk that we may be able to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

Although we currently believe our internal controls over financial reporting are effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate or may not operate effectively.

If we are unable to assert that our internal controls over financial reporting are effective in any future period (or if our auditors are unable to provide an attestation report regarding the effectiveness of our internal controls, or qualify such report or fail to provide such report in a timely manner), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in August 2007, JuxtaComm Technologies filed a complaint in the Eastern District of Texas alleging patent infringement against the following defendants, including: Ascential Software Corporation, Business Objects SA, Business Objects America, CA, Inc., Cognos, Inc., Cognos Corporation, DataMirror, Inc., Fiorano Software, Inc., Hummingbird Ltd., International Business Machines Corporation, Informatica Corporation, Information Builders, Inc., Intersystems, Inc., Iway Software Company, Metastorm, Inc., Microsoft Corporation, Open Text Corporation, Software AG, Software AG, Inc., Sybase, Inc., and Webmethods, Inc. Some defendants, including Informatica, have settled with JuxtaComm. More recently, in November 2008, Data Retrieval Technologies LLC filed a complaint in the Western District of Washington against Sybase, Inc. and us, alleging patent infringement.

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

We may be forced to initiate litigation to protect our proprietary rights. For example, on July 15, 2002, we filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”) (which was subsequently acquired by SAP as part of its acquisition of Business Objects). We received a favorable verdict in the trial against BODI in April 2007, and, after a finding by the appeals court in our favor in December 2008, BODI/SAP paid to us the full judgment amount (including pre- and post-judgment interest and a portion of the trial costs) of $14.5 million. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

The conversion provisions of our Convertible Senior Notes and the level of debt represented by such notes will dilute the ownership interests of stockholders, could adversely affect our liquidity, and could impede our ability to raise additional capital which may also be affected by the tightening of the capital markets.

In March 2006, we issued $230 million aggregate principal amount of Convertible Senior Notes due 2026 (the “Notes”). As of June 30, 2010, $201 million of the Notes were outstanding. The Note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. If our stock price declines and interest rates rise, we may be required to settle the Notes in cash. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, recently government entities have announced reductions in, or experienced increased pressure to reduce, government spending. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements.  Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments.

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

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of FASB’s Compensation – Stock Compensation (ASC 718) has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, the effect of stock compensation on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.

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

We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy some of these leases, with the most significant portion of our unoccupied leases being located in Silicon Valley. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements account for only a portion of the period of our master leases and contain rights of the subtenant to extend the term of the sublease. In addition, the current economic downturn has negatively impacted commercial lease rates and terms in the Silicon Valley area and makes it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that (1) our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or (2) our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 9. Facilities Restructuring Charges, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions, such as the major fiber outage experienced by some of our facilities in Asia as a result of the December 2006 earthquake off the coast of Taiwan, can negatively affect our operations given necessary interaction among our international facilities. In the event such an earthquake or any other natural disaster or man-made failure occurs, it could disrupt the operations of our affected facilities and recovery of our resources. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock until April 2007. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million for the stock repurchase program. In October 2008, our Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of our outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, Informatica’s Board of Directors authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program. See Note 4. Convertible Senior Notes and Note 7. Stock Repurchases and Retirement of Convertible Senior Notes, of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase our outstanding common stock and Notes from time to time, as determined by management under programs approved by our Board of Directors. There was no repurchase of our common stock under the repurchase program during the three months ended March 31, 2010 and the Notes during the six months ended June 30, 2010. During the three months ended June 30, 2010, we repurchased (i) 435,000 shares of our common stock under the repurchase program at a cost of $10.7 million and (ii) approximately 23,000 shares of our common stock outside of the repurchase program at a cost of $0.6 million in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 – April 30
From employees (1)	—	—	—	—
Structured Repurchases (2)	—	—	—	$50,326
May 1 – May 31
From employees (1)	23	$25.24	—	—
Structured Repurchases (2)	—	—	—	$50,326
June 1 – June 30
From employees (1)	—	—	—	—
Structured Repurchases (2)	435	$24.51	435	$39,675
Total	458	$24.55	435
____________

(1)	The repurchase from employees represent shares cancelled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)	All shares repurchased in open-market transactions under the repurchase programs.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1		Second Amendment to Sohaib Abbasi Employment Agreement dated April 28, 2010.
10.2		Form of Amended and Restated Executive Severance Agreement between the Company and each of Earl Fry, Paul Hoffman and Girish Pancha.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2010	INFORMATICA CORPORATION

/s/ Earl Fry
Earl Fry
Chief Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2010

Exhibit Number		Description
10.1		Second Amendment to Sohaib Abbasi Employment Agreement dated April 28, 2010.
10.2		Form of Amended and Restated Executive Severance Agreement between the Company and each of Earl Fry, Paul Hoffman and Girish Pancha.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Furnished, not filed.