Form 10-Q
period 2010-09-30
INFORMATICA CORP
filed 2010-11-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q
________________

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, there were approximately 93,843,000 shares of the registrant’s common stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$227,316	$159,197
Short-term investments	198,648	305,283
Accounts receivable, net of allowances of $4,354 and $3,454, respectively	96,706	110,653
Deferred tax assets	24,027	23,673
Prepaid expenses and other current assets	27,176	15,251
Total current assets	573,873	614,057

Property and equipment, net	8,604	7,928
Goodwill	400,757	287,068
Other intangible assets, net	81,427	63,586
Long-term deferred tax assets	22,294	8,259
Other assets	10,139	8,724
Total assets	$1,097,094	$989,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,757	$4,274
Accrued liabilities	40,295	37,367
Accrued compensation and related expenses	35,755	41,523
Income taxes payable	—	12,949
Accrued facilities restructuring charges	19,089	19,880
Deferred revenues	153,379	139,629
Convertible senior notes	200,990	—
Total current liabilities	456,265	255,622

Convertible senior notes	—	201,000
Accrued facilities restructuring charges, less current portion	23,917	32,845
Long-term deferred revenues	6,184	4,531
Long-term deferred tax liabilities	318	516
Long-term income taxes payable	12,938	11,995
Total liabilities	499,622	506,509

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	94	90
Additional paid-in capital	498,887	434,262
Accumulated other comprehensive loss	(2,930)	(968)
Retained earnings	101,421	49,729
Total stockholders’ equity	597,472	483,113
Total liabilities and stockholders’ equity	$1,097,094	$989,622

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License	$69,829	$49,981	$194,892	$142,770
Service	91,421	73,413	257,149	207,026
Total revenues	161,250	123,394	452,041	349,796

Cost of revenues:
License	1,124	648	3,232	2,024
Service	25,304	18,759	73,402	55,605
Amortization of acquired technology	3,445	2,081	9,833	5,497
Total cost of revenues	29,873	21,488	86,467	63,126

Gross profit	131,377	101,906	365,574	286,670

Operating expenses:
Research and development	26,269	19,978	76,648	57,089
Sales and marketing	60,854	47,484	172,326	135,366
General and administrative	11,346	8,845	33,619	30,646
Amortization of intangible assets	2,280	2,754	7,345	7,239
Facilities restructuring charges	553	557	1,545	1,961
Acquisitions and other	(2,323)	—	1,326	—
Total operating expenses	98,979	79,618	292,809	232,301

Income from operations	32,398	22,288	72,765	54,369

Interest income	1,002	1,295	2,802	4,651
Interest expense	(1,575)	(1,611)	(4,731)	(4,863)
Other income (expense), net	(229)	189	1,784	964
Income before provision for income taxes	31,596	22,161	72,620	55,121
Provision for income taxes	9,125	5,969	20,928	15,881
Net income	$22,471	$16,192	$51,692	$39,240
Basic net income per common share	$0.24	$0.18	$0.56	$0.45
Diluted net income per common share	$0.21	$0.17	$0.50	$0.41
Shares used in computing basic net income per common share	92,794	88,283	91,746	87,837
Shares used in computing diluted net income per common share	109,494	103,516	108,283	102,507

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$51,692	$39,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,614	4,063
Allowance for (recovery of) doubtful accounts	(27)	221
Gain on sale of investment in equity interests	(1,824)	—
Gain on early extinguishment of debt	—	(337)
Stock compensation	17,017	13,132
Deferred income taxes	2,113	(3,421)
Tax benefits from stock compensation	15,159	2,631
Excess tax benefits from stock compensation	(14,389)	(2,812)
Amortization of intangible assets and acquired technology	17,178	12,736
Non-cash facilities restructuring charges	1,545	1,961
Other non-cash items	(2,146)	(44)
Changes in operating assets and liabilities:
Accounts receivable	23,240	7,425
Prepaid expenses and other assets	(2,307)	(300)
Accounts payable and other current liabilities	(12,575)	(20,085)
Income taxes payable	(13,285)	5,709
Accrued facilities restructuring charges	(11,143)	(9,766)
Deferred revenues	13,060	(2,825)
Net cash provided by operating activities	87,922	47,528
Investing activities:
Purchases of property and equipment	(4,584)	(2,037)
Purchases of investments	(211,977)	(306,577)
Purchases of patent	—	(2,420)
Purchase of investment in equity interest	(1,500)	—
Sale of investment in equity interest	4,824	—
Maturities of investments	220,390	284,495
Sales of investments	98,566	18,097
Business acquisitions, net of cash acquired	(168,777)	(86,024)
Net cash used in investing activities	(63,058)	(94,466)
Financing activities:
Net proceeds from issuance of common stock	44,807	28,832
Repurchases and retirement of common stock	(10,651)	(9,021)
Withholding taxes related to restricted stock units net share settlement	(1,713)	—
Payment of issuance costs on credit facility	(1,881)	—
Repurchases of convertible senior notes	—	(19,200)
Excess tax benefits from stock compensation	14,389	2,812
Net cash provided by financing activities	44,951	3,423
Effect of foreign exchange rate changes on cash and cash equivalents	(1,696)	2,098
Net increase (decrease) in cash and cash equivalents	68,119	(41,417)
Cash and cash equivalents at beginning of period	159,197	179,874
Cash and cash equivalents at end of period	$227,316	$138,457

See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2010 and 2009 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2010, or any other future period.

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

Revenue Recognition

The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with Software Revenue Recognition (ASC 985-605-25), the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, and other authoritative accounting literature.

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

Collection is probable.  The Company first assesses the credit-worthiness and collectability at a country level based on the country’s overall economic climate and general business risk. Then, for the customers in the countries that are deemed credit-worthy, it assesses credit and collectability based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized at the time that payment is received.

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

The Company’s software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered or VSOE has been established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.

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

Other revenues, consisting of software subscription and cloud services revenues (which are not material at this time), are generally recognized as the services are performed. Cloud services is a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand.

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

Further, ASC 820-10-35 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

●	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

●	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

●	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value measurement classification of Informatica as of September 30, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$24,160	$24,160	$—	$—
Marketable securities (2)	210,097	—	210,097	—
Total money market funds and marketable securities	234,257	24,160	210,097	—
Investment in equity interest (3)	1,500	—	—	1,500
Foreign currency derivatives (4)	166	—	166	—
Total	$235,923	$24,160	$210,263	$1,500
Liabilities:
Convertible senior notes	$385,700	$385,700	$—	$—
Total	$385,700	$385,700	$—	$—

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$10,895	$10,895	$—	$—
Marketable securities (2)	306,283	—	306,283	—
Total money market funds and marketable securities	317,178	10,895	306,283	—
Investment in equity interest (3)	3,000	—	—	3,000
Foreign currency derivatives (4)	1	—	1	—
Total	$320,179	$10,895	$306,284	$3,000
Liabilities:
Foreign currency derivatives (5)	$206	$—	$206	$—
Convertible senior notes	257,055	257,055	—	—
Total	$257,261	$257,055	$206	$—
____________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(3)	Included in other non-current assets on the condensed consolidated balance sheets.

(4)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(5)	Included in accrued liabilities on the condensed consolidated balance sheets.

The Company has classified its convertible debt as Level 1, according to ASC 820-10-35 since it has quoted prices available in active markets for identical assets. The estimated fair value of the Company’s Convertible Senior Notes as of September 30, 2010, based on the closing price as of September 30, 2010 (the last trading day of the respective period) at the Over-the-Counter market, was $385.7 million.

Informatica uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities, financial assets, and Convertible Senior Notes liabilities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.

Informatica uses the following methodology to determine the fair value of its U.S. government and agency notes and bonds, municipal securities, and corporate notes and bonds aggregating $179 million and $280 million at September 30, 2010 and December 31, 2009, respectively. These securities generally have market prices from multiple sources; therefore, the Company uses a “consensus price” or a weighted average price for each security. Market prices for these securities are received from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value.

Informatica uses the following methodology to determine the fair value of its commercial paper and certificates of deposit aggregating $31 million and $26 million at September 30, 2010 and December 31, 2009, respectively. The Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the marketplace, the price on that subsequent transaction clearly reflects the market price on that day, and Informatica will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.

Foreign Currency Derivatives and Hedging Instruments

Informatica uses the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company has used mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (LIBOR) used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of 13 months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

The counterparties associated with Informatica’s foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration; therefore, the Company does not consider counterparty concentration and non-performance to be material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments. See Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Informatica made a $1.5 million investment in the preferred stock of a privately-held company in February 2010, which was classified as Level 3 for fair value measurement purposes. In determining the fair value of this investment, the Company compares the cash flow of the entity against its own cash flow assumptions at the time that the investment was made.

During the first quarter of 2010, Informatica received $4.8 million for its $3.0 million investment in another privately-held company due to the acquisition of such company by a third party. As a result of this transaction, the Company recorded a gain of $1.8 million in other income for the three months ended March 31, 2010.

Fair Value of Financial Instruments, Concentrations of Credit Risk, and Credit Evaluations

The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their respective carrying amounts due to their short-term maturity.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments in marketable securities, and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with financial institutions with high credit standing.

The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The Company evaluates its counterparties associated with the Company’s foreign exchange forward contracts at least quarterly as part of its cash flow hedge program. Since all these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance a material risk.

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

Realized gains recognized for the three months ended September 30, 2010 and 2009 were approximately $141,000 and $3,000, respectively. Realized gains recognized for the nine months ended September 30, 2010 and 2009 were approximately $217,000 and $12,000, respectively. The cost of securities sold was determined based on the specific identification method. The Company sold approximately $35 million of its investment in marketable securities in December 2009 in anticipation of its cash requirement for the acquisition of Siperian, Inc.

The following is a summary of the Company’s investments as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$191,707	$—	$—	$191,707
Cash equivalents:
Money market funds	24,160	—	—	24,160
Commercial paper	450	—	—	450
Federal agency notes and bonds	5,999	—	—	5,999
U.S. government notes and bonds	5,000	—	—	5,000
Total cash equivalents	35,609	—	—	35,609
Total cash and cash equivalents	227,316	—	—	227,316
Short-term investments:
Certificates of deposit	14,418	—	—	14,418
Commercial paper	15,962	—	—	15,962
Corporate notes and bonds	83,756	628	(2)	84,382
Federal agency notes and bonds	71,469	76	(10)	71,535
U.S. government notes and bonds	10,179	32	—	10,211
Municipal notes and bonds	2,139	1	—	2,140
Total short-term investments	197,923	737	(12)	198,648
Total cash, cash equivalents, and short-term investments *	$425,239	$737	$(12)	$425,964
___________

*	Total estimated fair value above included $234.3 million comprised of cash equivalents and short-term investments at September 30, 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,302	$—	$—	$147,302
Cash equivalents:
Money market funds	10,895	—	—	10,895
Municipal notes and bonds	1,000	—	—	1,000
Total cash equivalents	11,895	—	—	11,895
Total cash and cash equivalents	159,197	—	—	159,197
Short-term investments:
Certificates of deposit	5,040	—	—	5,040
Commercial paper	20,953	—	—	20,953
Corporate notes and bonds	63,168	364	(42)	63,490
Federal agency notes and bonds	143,840	200	(252)	143,788
U.S. government notes and bonds	24,515	44	(10)	24,549
Municipal notes and bonds	47,387	88	(12)	47,463
Total short-term investments	304,903	696	(316)	305,283
Total cash, cash equivalents, and short-term investments *	$464,100	$696	$(316)	$464,480
___________

*	Total estimated fair value above included $317.2 million comprised of cash equivalents and short-term investments at December 31, 2009.

In accordance with ASC 320, Investments – Debt and Equity Securities, Informatica considers the investment category and the length of time that an individual security has been in a continuous unrealized loss position to make a decision that the investment is other-than-temporarily impaired.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 (in thousands):

	Less Than 12 Months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$7,103	$(2)
Federal agency notes and bonds	22,835	(10)
	$29,938	$(12)

Informatica uses a market approach for determining the fair value of all its marketable securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at September 30, 2010 (in thousands):

	Cost	Fair Value
Due within one year	$180,857	$181,082
Due one year to two years	45,848	46,276
Due after two years	6,827	6,899
Total	$233,532	$234,257

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Goodwill and Intangible Assets

The carrying amounts of intangible assets other than goodwill as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed and core technology	$88,265	$(31,779)	$56,486	$55,350	$(22,048)	$33,302
Customer relationships	33,530	(19,284)	14,246	31,426	(14,029)	17,397
Vendor relationships	7,908	(2,242)	5,666	7,908	(992)	6,916
Other:
Trade names	2,494	(1,196)	1,298	2,494	(835)	1,659
Covenants not to compete	2,000	(1,517)	483	2,000	(1,217)	783
Patents	3,720	(472)	3,248	3,720	(191)	3,529
	$137,917	$(56,490)	$81,427	$102,898	$(39,312)	$63,586

Amortization expense of intangible assets was $5.7 million and $4.8 million for the three months ended September 30, 2010 and 2009, respectively, and $17.2 million and $12.7 million for the nine months ended September 30, 2010 and 2009, respectively. The Company’s weighted-average amortization period is 6 years for developed and core technology; is 5 years for customer relationships, vendor relationships, trade names, and covenants not to compete; and is 10 years for patents.

As of September 30, 2010, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2010	$3,452	$2,193	$5,645
2011	17,908	7,701	25,609
2012	16,358	5,722	22,080
2013	13,122	4,964	18,086
2014	4,252	2,300	6,552
Thereafter	1,445	2,010	3,455
Total expected amortization expense	$56,537	$24,890	$81,427

The increase of $32.9 million in the gross carrying amount of developed and core technology was primarily due to the intangibles of $23.3 million, including the $1.9 million reclassified from in-process research and development (“IPR&D”) in September 2010 (see a further discussion below), and $9.8 million acquired from Siperian and 29West, respectively. The increase of $2.1 million in the gross carrying amount of customer relationships was primarily due to the intangibles of $1.6 million and $0.6 million acquired from Siperian and 29West, respectively. See Note 15. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion. In addition, $2.3 million of developed and core technology and $3.7 million of customer relationships at September 30, 2010, related to the Identity Systems and PowerData acquisitions, were recorded in European local currencies; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.

The Company has acquired certain customer relationships for approximately $13.3 million from Applimation, AddressDoctor, Agent Logic, Siperian, and 29West acquisitions, which consist of software maintenance agreements. These renewable agreements are usually for a duration of one year and renewable afterward. The costs of renewal of these contracts are reflected in cost of service revenues.

In the first quarter of 2010, in conjunction with our acquisition of Siperian, the Company recorded IPR&D of $1.9 million. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved in September 2010. The IPR&D was reclassified to developed technology and is being amortized over its useful life.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the carrying amount of goodwill for the nine months ended September 30, 2010 is as follows (in thousands):

September 30, 2010
Beginning balance as of December 31, 2009	$287,068
Goodwill recorded in acquiring Siperian	78,360
Goodwill recorded in acquiring 29West	36,397
Local currency translation adjustments	(1,341)
Other adjustments	273
Ending balance as of September 30, 2010	$400,757

The goodwill acquired through the Siperian and 29West acquisitions is nondeductible for tax purposes.

Note 4. Borrowings

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

Pursuant to a Purchase Agreement (the “Purchase Agreement”), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including Derivatives and Hedging  (ASC 815) and Debt With Conversion and Other Options (ASC 470-20), and concluded that none of these features should be separately accounted for as derivatives.

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also, if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were approximately $68,000 each for both of the three-month periods ended September 30, 2010 and 2009, and $205,000 and $671,000 for the nine-month periods ended September 30, 2010 and 2009, respectively. Interest expenses on the Notes were $1.5 million each for both of the three-month periods ended September 30, 2010 and 2009. Interest expenses on the Notes were $4.5 million and $4.6

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million for the nine-month periods ended September 30, 2010 and 2009, respectively. Interest payments of $6.0 million and $6.3 million were made in the nine-month periods ended September 30, 2010 and 2009, respectively.

In October 2008, Informatica’s Board of Directors authorized the repurchase of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. In the fourth quarter of 2008, Informatica repurchased $9.0 million of its outstanding Convertible Senior Notes at a discounted cost of $7.8 million. As a result, $1.0 million, net of prorated deferred expenses written off for $0.2 million, is reflected in other income for the three months ended December 31, 2008. During the three-month period ended March 31, 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes, net of $0.3 million gain due to early retirement of the Notes and $0.5 million due to recapture of prorated deferred expenses, at a discounted cost of $19.2 million.

The following table sets forth the ending balance of the Convertible Senior Notes as of September 30, 2010 and December 31, 2009 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2008	$230,000
Face amount of Notes repurchased during the fourth quarter of 2008	(9,000)
Balance at December 31, 2008	221,000
Face amount of Notes repurchased during the first quarter of 2009	(20,000)
Balance at December 31, 2009	201,000
Face amount of Notes converted during the nine months ended September 30, 2010	(10)
Balance at September 30, 2010	$200,990

Credit Agreement

On September 29, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of September 30, 2010, and a total of $220.0 million remained available for borrowing.

Revolving loans accrue interest at a per annum rate based on either, at our election, (i) the base rate plus a margin ranging from 1.00% to 1.75% depending on the Company’s consolidated leverage ratio, or (ii) LIBOR (based on 1-, 2-, 3-, or 6-month interest periods) plus a margin ranging from 2.00% to 2.75% depending on the Company’s consolidated leverage ratio. The base rate is equal to the highest of (i) JPMorgan Chase Bank, N.A.’s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) LIBOR for a 1-month interest period plus a margin equal to 1.00%. The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. A quarterly commitment fee is applied to the average daily unborrowed amount under the credit facility at a per annum rate ranging from 0.35% to 0.50% depending on the Company’s consolidated leverage ratio. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

On September 29, 2010, Siperian LLC and Identity Systems, Inc., each wholly-owned subsidiaries of the Company, entered into a Guaranty pursuant to which such parties guarantied all of the obligations of the Company under the Credit Agreement. Future material domestic subsidiaries of the Company will be required to guaranty the Company’s obligations under the Credit Agreement.

The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Comprehensive Income

Accumulated other comprehensive income refers to gains and losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. Other comprehensive income activity consisted of the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income, as reported	$22,471	$16,192	$51,692	$39,240
Other comprehensive income:
Unrealized gain (loss) on investments (1)	308	111	210	(72)
Cumulative translation adjustments (2)	9,315	1,934	(2,336)	4,765
Derivative gain (loss) (3)	115	17	164	(41)
Other comprehensive income	$32,209	$18,254	$49,730	$43,892
_________

(1)
The tax effects on unrealized gain (loss) on investments were $197,000 and $71,000 for the three months ended September 30, 2010 and 2009, respectively, and $134,000 and $(46,000) for the nine months ended September 30, 2010 and 2009, respectively.

(2)
The tax effects on cumulative translation adjustments were $278,000 and $73,000 for the three months ended September 30, 2010 and 2009, respectively, and $(75,000) and $106,000 for the nine months ended September 30, 2010 and 2009, respectively.

(3)
The tax effects on cash flow hedging gain (loss) were $74,000 and $11,000 for the three months ended September 30, 2010 and 2009, respectively, and $105,000 and $(26,000) for the nine months ended September 30, 2010 and 2009, respectively.

The ending balance of accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009, respectively, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Net unrealized gain on available-for-sale investments, net of tax effects	$442	$232
Cumulative translation adjustments, net of tax effects	(3,445)	(1,109)
Derivatives gain (loss), net of tax effects	73	(91)
Accumulated other comprehensive loss	$(2,930)	$(968)

Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009.

Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.

The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net unrealized investment gain balance, net of tax effects at beginning of the year	$232	$879
Investment unrealized gain (loss), net of tax effects	210	(72)
Net unrealized investment gain balance, net of tax effects at end of the period	$442	$807

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net unrealized derivatives gain (loss) balance, net of tax effects at beginning of the year	$(91)	$51
Reclassified to the statement of income, net of tax effects	(8)	108
Derivatives gain (loss) for hedging transactions, net of tax effects	172	(149)
Net unrealized derivatives gain balance, net of tax effects at end of the period	$73	$10

See Note 1. Summary of Significant Accounting Policies, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 6. Derivative Financial Instruments

The functional currency of Informatica’s foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which uses euros as its functional currency. The Company translates all assets and liabilities of its foreign subsidiaries into U.S. dollars at current exchange rates as of the applicable balance sheet date. Revenues and expenses are translated at the average exchange rate prevailing during the period, and the gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are reported in accumulated other comprehensive income (loss), as a separate component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income or expense, net in the condensed consolidated statements of income.

Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar. The Company initiated certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations starting in the fourth quarter of 2008. The purpose of these programs is to reduce the volatility of identified cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee and Israeli shekel.Informatica is currently using foreign exchange forward contracts to hedge certain foreign currency anticipated expenses reflected in the intercompany accounts between Informatica U.S. and its two subsidiaries in India and Israel. In December 2009, the Company entered into forward contracts with monthly expiration dates through January 18, 2011 for Indian rupees and Israeli shekels. The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.

Informatica has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2009 and 2010 financial plans. As of September 30, 2010, these foreign exchange contracts, carried at fair value, have a maturity of four months or less. During the nine months ended September 30, 2010, the Company did not enter into any new foreign exchange forward contracts, and the Company closed out approximately two foreign exchange contracts per month when the foreign currency denominated expenses were paid and any gain or loss on the contracts was offset against income.

Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.

As of September 30, 2010, a derivative gain of $73,000 was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reclassify this amount to its condensed consolidated statements of income during the remaining term of its foreign exchange forward contracts that expire on January 18, 2011.

Informatica evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, respectively, are as follows (in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Gain Recognized	(Loss)Reclassified	Gain Recognized	Gain (Loss) Recognized	Gain (Loss) Reclassified	Gain Recognized
	(1)	(2)	(3)	(1)	(2)	(3)
Indian rupee	$96	$(26)	$84	$(4)	$5	$32
Israeli shekel	58	(10)	—	35	(2)	3
Total	$154	$(36)	$84	$31	$3	$35

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Gain Recognized	(Loss) Reclassified	Gain Recognized	(Loss) Recognized	(Loss) Reclassified	Gain Recognized
	(1)	(2)	(3)	(1)	(2)	(3)
Indian rupee	$245	$(3)	$60	$(109)	$(61)	$210
Israeli shekel	20	(2)	1	(133)	(115)	17
Total	$265	$(5)	$61	$(242)	$(176)	$227
_________

(1)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of condensed consolidated statements of income (effective portion).

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

The following tables reflect the fair value amounts for derivatives designated and not designated as hedging instruments at September 30, 2010 and December 31, 2009 (in thousands):

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at September 30, 2010 (1)	Derivative Liabilities at September 30, 2010 (2)
Indian rupee	$89	$—
Israeli shekel	25	—
Total	$114	$—

Derivatives Designated as Hedging Instruments under ASC 815:	Derivative Assets at December 31, 2009 (1)	Derivative Liabilities at December 31, 2009 (2)
Indian rupee	$—	$206
Israeli shekel	1	—
Total	$1	$206

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments under ASC 815:	Derivative Assets at September 30, 2010 (1)	Derivative Liabilities at September 30, 2010 (2)
Indian rupee	$42	$—
Israeli shekel	10	—
Total	$52	$—

There were no derivative assets or liabilities not designated as hedging instruments at December 31, 2009.
_________

(1)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
(2)	Included in accrued liabilities on the condensed consolidated balance sheets.

The gain recognized in other income, net for non-designated foreign currency forward contracts for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Indian rupee	$52	$19	$92	$73
Israeli shekel	25	14	14	116
Total	$77	$33	$106	$189

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

In April 2006, Informatica’s Board of Directors authorized a stock repurchase program of up to $30 million of its common stock until April 2007. In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized the repurchase of an additional $75 million of its common stock under the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase of a portion of its outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, Informatica’s Board of Directors authorized the repurchase of an additional $50 million of its outstanding common stock and Notes under the stock repurchase program. This repurchase program does not have an expiration date.

From April 2007 to September 30, 2010, the Company repurchased approximately (1) 6,933,000 shares of its common stock pursuant to the repurchase program described above at a cost of $108 million and (2) $29 million of its outstanding Notes at a cost of $27 million. The Company has approximately $39.7 million remaining from its current authorization to repurchase additional shares of its common stock or redeem a portion of its Notes under this program as of September 30, 2010.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase its outstanding common stock and Notes from time to time, as determined by management under programs approved by the Board of Directors.

The Company did not have any repurchases of its common stock pursuant to the stock repurchase program during the three months ended March 31, 2010. During the second quarter of 2010, the Company repurchased approximately 435,000 shares of its common stock at a cost of $10.7 million. During the third quarter ended September 30, 2010, the Company did not repurchase any shares of its common stock. There were no repurchases of the Notes during the nine months ended September 30, 2010.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company amortizes its stock compensation using a straight-line method over the vesting term of the awards.

The Company estimated the fair value of its stock compensation awards related to stock options granted using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Option Grants:
Expected volatility	37%	37%	34 – 38%	37 – 48%
Weighted-average volatility	37%	37%	35%	44%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.7	3.6	3.7	3.6
Risk-free interest rate	1.3%	2.2%	1.9%	1.7%
ESPP:*
Expected volatility	36%	34%	34%	34 – 51%
Weighted-average volatility	36%	34%	34%	44%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate — ESPP	0.2%	0.3%	0.2%	0.3%
____________

*	ESPP purchases are made on the last day of January and July of each year.

The allocations of stock compensation for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of service revenues	$641	$510	$1,956	$1,624
Research and development	1,925	1,177	5,285	3,468
Sales and marketing	1,817	1,452	5,383	4,397
General and administrative	1,573	1,230	4,393	3,643
Total stock compensation	$5,956	$4,369	$17,017	$13,132
Tax benefit of stock compensation	(1,263)	(940)	(3,558)	(2,787)
Total stock compensation, net of tax benefit	$4,693	$3,429	$13,459	$10,345

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Facilities Restructuring Charges

2004 Restructuring Plan

In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining three-year lease term (as of September 30, 2010) of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $1.4 million for the remainder of 2010, $5.7 million in 2011, $4.2 million in 2012, and $1.7 million in 2013.

Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At September 30, 2010, the Company will recognize approximately $3.5 million of accretion as a restructuring charge over the remaining three-year term of the lease as follows: $0.5 million for the remainder of 2010, $1.7 million in 2011, $1.0 million in 2012, and $0.3 million in 2013.

2001 Restructuring Plan

During 2001, the Company announced a restructuring plan (“2001 Restructuring Plan”) and recorded restructuring charges of approximately $12.1 million, consisting of $1.5 million in leasehold improvement and asset write-offs and $10.6 million related to the consolidation of excess leased facilities in the San Francisco Bay Area and Texas.

During 2002, the Company recorded additional restructuring charges of approximately $17.0 million, consisting of $15.1 million related to estimated facility lease losses and $1.9 million in leasehold improvement and asset write-offs. The Company calculated the estimated costs for the additional restructuring charges based on current market information and trend analysis of the real estate market in the respective areas.

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

A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2010 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-Cash	Accrued Restructuring Charges at September 30,
	2009	Charges	Adjustments	Payment	Reclass	2010
2004 Restructuring Plan
Excess lease facilities	$47,496	$1,749	$(204)	$(9,941)	$(2,346)	$36,754
2001 Restructuring Plan
Excess lease facilities	5,229	—	—	(1,202)	2,225	6,252
	$52,725	$1,749	$(204)	$(11,143)	$(121)	$43,006

For the nine months ended September 30, 2010, the Company recorded $1.7 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2010 if the Company is unable to sublease the excess leased facilities after the expiration of the subleases, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates. If the subtenants

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $1.3 million.

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

Note 10. Income Taxes

The Company’s effective tax rates were 29% for both of the three-month and nine-month periods ended September 30, 2010, and 27% and 29% for the three-month and nine-month periods ended September 30, 2009, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the indirect benefit recorded as a result of the audit settlement, a prior year tax return true-up, and the benefit from the reduction of an acquisition liability that is not subject to tax offset by expense related to non-deductible stock compensation, nondeductible transaction costs, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2010, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis, consistent with prior quarters, it was considered more likely than not that the Company’s deferred tax assets that are not stock compensation related would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of Stock Compensation (ASC 718). Pursuant to Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.

The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $12.7 million and $9.3 million as of September 30, 2010 and 2009, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2010 and 2009 were approximately $1.7 million and $2.2 million, respectively. As of September 30, 2010 the gross uncertain tax position is approximately $14.3 million.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. On June 30, 2010, Informatica filed a document with the Internal Revenue Service to effectively settle all remaining matters related to its examination for fiscal years 2005 and 2006. The estimated amount of the assessment was accrued for previously. Final adjustments will also need to be settled with all states in which Informatica filed during 2005 and 2006. The Company is in the process of filing the appropriate documents and any associated taxes at various due dates over the next several months.

The Company has been informed by certain state and foreign taxing authorities that it has been selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of September 30, 2010.

Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and believes its current reserve to be reasonable. If tax payments ultimately prove to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds its estimate of tax liabilities, an additional tax provision might be required.

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

The calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$22,471	$16,192	$51,692	$39,240
Effect of convertible senior notes, net of related tax effects	961	961	2,884	3,061
Net income adjusted	$23,432	$17,153	$54,576	$42,301
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	92,794	88,283	91,746	87,837
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	422	232	374	105
Dilutive effect of employee stock options	6,228	4,951	6,113	4,328
Dilutive effect of convertible senior notes	10,050	10,050	10,050	10,237
Shares used in computing diluted net income per common share	109,494	103,516	108,283	102,507
Basic net income per common share	$0.24	$0.18	$0.56	$0.45
Diluted net income per common share	$0.21	$0.17	$0.50	$0.41

The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three and nine months ended September 30, 2010 and 2009, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $1.0 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, and $1.0 million and $3.1 million for the same periods in 2009 in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

In calculating its diluted net income per common share, Informatica excluded 0.9 and 1.4 million of its options for the three months ended September 30, 2010 and 2009, respectively, and 1.7 million and 4.4 million of its options for the nine months ended September 30, 2010 and 2009, respectively since the inclusion of these options would have been anti-dilutive.

Note 12. Commitments and Contingencies

Lease Obligations

In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $0.8 million for the remainder of 2010 and $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2017 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $49.0 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges above for a further discussion.

Future minimum lease payments as of September 30, 2010 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2010	$6,920	$663	$6,257
2011	27,485	2,797	24,688
2012	27,798	2,030	25,768
2013	19,086	1,016	18,070
2014	3,333	—	3,333
Thereafter	4,109	—	4,109
	$88,731	$6,506	$82,225

Of these future minimum lease payments, the Company has accrued $43.0 million in the facilities restructuring accrual at September 30, 2010. This accrual includes the minimum lease payments of $49.0 million and an estimate for operating expenses of $13.3 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $15.8 million and a present value discount of $3.5 million recorded in accordance with Accounting for Costs Associated with Exit or Disposal Activities (ASC 420).

Warranties

The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of September 30, 2010 and December 31, 2009. To date, the Company’s product warranty expense has not been significant.

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

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces the Company’s exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with Contingencies (ASC 450).

Derivative Financial Instruments

Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than the U.S. dollar, primarily the Indian rupee and Israeli shekel. As of September 30, 2010, these foreign exchange forward contracts, carried at fair value, have a maturity of four months or less. Informatica enters into these foreign exchange forward contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.

As of September 30, 2010, the notional amounts of the outstanding foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2009 for the Indian rupees and Israeli shekels were $4.2 million and $1.2 million, respectively.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements, and the disclosure under Part I, Item 3 of this Report for a further discussion.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All parties in all lawsuits have reached a settlement, which, as noted above, will not require the Company to contribute cash unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage. The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors have filed notices of appeals of the final judgment dismissing the cases upon the settlement.

On July 15, 2002, the Company filed a patent infringement lawsuit against Acta Technology, Inc., now known as Business Objects Data Integration, Inc. (“BODI”), and the final judgment in the Company’s favor includes a permanent injunction preventing BODI from shipping the infringing technology until the patent expires in 2019.

On August 21, 2007, JuxtaComm Technologies (“JuxtaComm”) filed a complaint in the Eastern District of Texas against the Company and 20 other defendants, including Microsoft, IBM, and Business Objects, for infringement of JuxtaComm’s U.S. patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm sought unspecified monetary damages and permanent injunctive relief. This matter was settled in August 2009. The Company received a release and settlement of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid license for the subject patent.

On November 24, 2008, Data Retrieval Technologies LLC (“Data Retrieval”) filed a complaint in the Western District of Washington against the Company and Sybase, Inc., alleging patent infringement of U.S. Patent Nos. 6,026,392 (the “‛392 patent”) and 6,631,382 (the “‛382 patent”). On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. (“Timeline”) and TMLN Royalty, LLC (“TMLN Royalty”), asserting declaratory relief claims for non-infringement and invalidity of the ‛392 and ‛382 patents. On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ‛392 and ‛382 patents. In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action. On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ‛382 and ‛392 patents. On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California. On April 21, 2009, the Company filed its reply to Data Retrieval’s counterclaims in the Northern District of California. Following Data Retrieval’s service of its Disclosure of Asserted Claims and Preliminary Infringement Contentions on June 8, 2009, on June 18, 2009, the Company filed a motion for partial summary judgment of the following claims and issues: (1) non-infringement of the ‛382 patent; (2) non-infringement of the unasserted claims (claims 2-25) of the ‛392 patent; and (3) no infringement of either patent-in-suit by the Informatica PowerCenter product. On September 11, 2009, the Court granted the Company’s motion for partial summary judgment on all of the claims and issues requested by the Company. On June 23, 2010, the Court granted in part and denied in part an additional motion for summary judgment filed by the Company. The Court ruled that the Company was entitled to summary judgment on the issue of inducement to infringe and contributory infringement, but denied the motion as to Data Retrieval’s claim of direct infringement. The case is currently in the discovery phase, and no trial date has been set. The Company intends to vigorously defend itself.

On January 12, 2010, Data Retrieval initiated another action (the “Data Retrieval II Action”) for patent infringement against the Company in the United States District Court for the Northern District of California, Case No. C 09-05360-VRW, asserting two patents, U.S. Patent Nos. 5,802,511 (the “‛511 patent”) and 6,625,617 B2 (the “‛617 patent”) (collectively, the “Data Retrieval II patents-in-suit”). Sybase, Inc. is also named as a defendant in the Data Retrieval II Action. The Data Retrieval II Action is related to the Data Retrieval I Actions and has been assigned to the same Judge. In the Data Retrieval II Action, Data Retrieval alleges that a “suite of data warehousing systems and/or material components thereof,” including PowerCenter, Data Explorer and PowerExchange, infringe the Data Retrieval II patents-in-suit. Data Retrieval accuses the Company of infringing at least claims 1, 2 and 14 of the ‛511 patent and at least claims 25 and 26 of the ‛617 patent. On February 25, 2010, the Company filed its answer to the complaint in the Data Retrieval II Action and asserted declaratory relief counterclaims for non-infringement and invalidity. The case is currently in the discovery phase, and no trial date has been set.

The Company is also a party to various legal proceedings and claims arising from the normal course of its business activities.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
North America	$116,559	$77,754	$308,628	$227,179
Europe	30,487	33,810	101,871	86,649
Other	14,204	11,830	41,542	35,968
	$161,250	$123,394	$452,041	$349,796

	September 30, 2010	December 31, 2009
Long-lived assets (excluding assets not allocated):
North America	$84,441	$65,384
Europe	4,044	4,610
Other	1,546	1,520
	$90,031	$71,514

No customer accounted for more than 10% of the Company’s total revenues in the three and nine months ended September 30, 2010 and 2009. At September 30, 2010 and 2009, no single customer accounted for more than 10% of the accounts receivable balance.

Note 14. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU No. 2009-13”) or Emerging Issues Task Force (“EITF No. 08-01”) which requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of the standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of the selling price is not available. The best estimate of the selling price can be used when VSOE or third-party evidence (“TPE”) of fair value is not available. Cloud services is a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand and is within the scope of this ASU. Informatica is currently using these revenue models on a limited basis and the amount of revenue generated from these models is not material at this time. This ASU is effective for the arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Informatica will adopt this ASU as of January 1, 2011, and the Company expects that its adoption will not materially impact the consolidated financial statements.

In January 2010, the FASB issued an Accounting Standard Update (“ASU No. 2010-02”) which provides for decreases in ownership of a subsidiary – a scope clarification. The objective of this update is to address implementation issues related to the changes in ownership provisions in the Consolidation – Overall Subtopic (“Subtopic 810-10”) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements. This update is effective beginning in the first interim period or annual reporting period ending on or after December 15, 2009. The

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company adopted this ASU in the first quarter of 2010, and its adoption did not have an impact on the consolidated financial statements.

In January 2010, the FASB issued an Accounting Standard Update (“ASU No. 2010-06”) which provides amendments to Subtopic 820-1. This update requires new disclosures regarding transfers in and out of Level 1 and 2 and activities in Level 3 for fair value measurements. This ASU also provides clarification to existing disclosures regarding fair value measurement disclosures for each class of assets and liabilities and valuation techniques. This ASU and guidance for new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to activities in Level 3. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted this ASU in its entirety as required in the first quarter of 2010.

In February 2010, the FASB issued an Accounting Standard Update (“ASU No. 2010-09”) which provides amendments to Subtopic 855-10. This update eliminates the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company adopted this ASU as required in the first quarter of 2010.

Note 15. Acquisitions

Siperian, Inc.

On January 28, 2010, the Company acquired Siperian, Inc. (“Siperian”), a privately-held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to most business requirements. The Company acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds may be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

The following table presents the purchase price allocation of $102.9 million and the acquiree’s transaction related costs and debt settlement of $27.1 million, which were paid by the Company on January 28, 2010 or shortly thereafter. This amount consists of investment banker, legal and accounting fees, certain employee related compensation, and debt settlement as of the date of this acquisition (in thousands):

Goodwill	$78,360
Developed and core technology	21,340
Customer relationships	1,630
In-process research and development	1,920
Assumed liabilities, net of assets	(333)
Total purchase price allocation	102,917
Acquiree’s transaction related costs and debt settlement	27,083
Total	$130,000

Informatica has finalized plans to terminate certain employees and vacate certain facilities of Siperian. The cost associated with such exit activities, which are reflected in Acquisitions and other in the Statement of Income, is as follows (in thousands):

Termination of certain employees	$326
Vacating certain facilities of Siperian	1,121
Total	$1,447

Informatica does not expect to incur any additional expenses related to these exit activities in the future.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the three-month and nine-month periods ended September 30, 2010 and 2009 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of each of the fiscal periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pro forma total revenues	$161,250	$131,273	$452,960	$369,214
Pro forma net income	$22,471	$14,868	$45,466	$29,540
Pro forma net income per share—basic	$0.24	$0.17	$0.50	$0.34
Pro forma net income per share—diluted	$0.21	$0.15	$0.45	$0.32
Pro forma weighted-average basic shares	92,794	88,283	91,746	87,837
Pro forma weighted-average diluted shares	109,494	103,516	108,283	102,507

The Company has determined that for the three-month and nine-month periods ended September 30, 2010 and 2009, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, the Company had an add-back of $1.0 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, and $1.0 million and $3.1 million for the same periods in 2009 in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

29West Inc.

On March 22, 2010, the Company acquired 29West Inc. (“29West”), a privately-held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data, and proprietary trading and market making, and is sold to banks, hedge funds, exchanges, and software application vendors worldwide. The Company acquired 29West in a stock purchase transaction valued at approximately $50 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

The following table presents the purchase price allocation of $47.0 million and the acquiree’s transaction related costs of $3.0 million which were paid on March 22, 2010 or shortly thereafter. This amount consists of investment banker, legal and accounting fees, and certain employee related compensation as of the date of this acquisition (in thousands):

Goodwill	$36,397
Developed and core technology	9,750
Customer relationships	590
Assumed assets, net of liabilities	262
Total purchase price allocation	46,999
Acquiree’s transaction related costs and debt settlement	3,001
Total	$50,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock compensation, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the growth of our customer base and customer demand for our products and services, continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisitions of Siperian, and 29West; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

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

We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive a small amount of revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 10% or less of total consolidated revenues during the past three years.

We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.

Despite the uncertainty in the macroeconomic environment in the United States and many foreign economies, we were able to grow our total revenues in the third quarter of 2010 by 31% to $161.3 million from $123.4 million in the third quarter of 2009. License revenues grew by 40% to $69.8 million in the third quarter of 2010 from $50.0 million in the comparable period a year ago. In the nine-month period ended September 30, 2010, our total revenues grew by 29% to $452.0 million from $349.8 million in the comparable period a year ago, and license revenues grew by 37% to $194.9 million from $142.8 million on a year-over-year basis, with revenue growth primarily in North America. Our growth in license revenues reflects the continued market acceptance of our products for broader data integration projects and, to a lesser degree, revenues from recent acquisitions. Services revenues increased by 25% in the third quarter of 2010 to $91.4 million from $73.4 million in the third quarter of 2009 due to 19% growth in maintenance revenues and a 42% increase in consulting, education, and other services revenues. Services revenues increased by 24% in the nine-month period ended September 30, 2010 to $257.1 million from $207.0 million in the same period in 2009 due to 18% growth in maintenance revenues and a 43% increase in consulting, education, and other services revenues compared to the same period in 2009.

On January 28, 2010, we acquired Siperian, a privately-held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to many business requirements. We acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan as set forth in the merger agreement and for purposes of the working capital adjustment set forth therein. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds may be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011.

On March 22, 2010, we acquired 29West, a privately-held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for the distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges, and software application vendors worldwide. We acquired 29West in a stock purchase transaction valued at approximately $50 million. As a result of this acquisition, we also assumed certain facility leases and certain liabilities and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

●
Macroeconomic Conditions:  The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some these economies have shown signs of improvement, macroeconomic recovery remains uneven.

●
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, and Sunopsis; IBM’s acquisition of Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS; SAP’s acquisition of Business Objects, which had previously acquired FirstLogic, and Sybase; and Tibco Software’s acquisition of Netrics) could pose challenges as competitors market a broader suite of software products or solutions to our existing or prospective customers.

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

●
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first and second quarters of 2010 followed these seasonal trends. However, license revenues in the third quarter were essentially flat with the second quarter. The current macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost discipline measures, the strengthening of our partnerships, and increasing our distribution capacity, the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to sustain the growth rates we have experienced recently. As a result of improvements in our business prospects and with the expectation of uneven yet continued progress towards macroeconomic recovery, we have increased our hiring and, as noted above, recently completed two acquisitions.

We are concentrating on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, in July 2010, we entered into a partnership with Dun & Bradstreet with respect to Informatica Cloud. Additionally, in May 2010, we announced a partnership with EMC to resell our Information Lifecycle Management (“ILM”) and Master Data Management (“MDM”) products and services. In addition, we are partners with Hewlett-Packard, Intel, Microsoft, Oracle, salesforce.com, and SAP, among others. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A.

We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also have opened the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability, although we experienced a tougher than expected selling environment in certain regions in 2009. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years and experienced a continued increase in sales productivity in the United States in the first nine months of 2010. While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience a slight increase in international sales productivity in the first nine months of 2010.

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

We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. We require evidence of sell-through from resellers and distributors for order acceptance. We then recognize revenue from resellers and distributors upon shipment if all other revenue recognition criteria are met, which in substantially all cases is upon collection. Further, we make judgments in determining the collectability of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectability, and when a customer is not deemed credit-worthy, revenue is recognized when payment is received.

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

     Facilities Restructuring Charges

During the fourth quarter of 2004, we recorded significant charges (“2004 Restructuring Plan”) related to the relocation of our corporate headquarters, to take advantage of more favorable lease terms and reduce our operating expenses. The accrued restructuring charges represent net present value of lease obligations and estimated commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms. In addition, we significantly increased the 2001 restructuring charges (“2001 Restructuring Plan”) in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges as a result of our decision to relocate our corporate headquarters.

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

If we determine that there is a change in the estimated sublease rates or in the expected time it will take us to sublease our vacant space, we may incur additional restructuring charges in the future and our cash position could be adversely affected. See Note 9. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report and “Risk Factors – We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected” in Part II, Item 1A. Future adjustments to the charges could result from a change in the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

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

We determined in our annual impairment tests on October 31, 2009, 2008, and 2007 that the fair value of our Reporting Unit exceeded the carrying amount and, accordingly, determined that goodwill had not been impaired and is not at risk of failing. We have made assumptions and estimates about future values and remaining useful lives which are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends as well as internal factors such as changes in our business strategy and our internal forecasts. Although we believe that the assumptions and estimates that we have made are sound and reasonable, the result of our financial operations would have been materially different if we hade made different assumptions and estimates.

Acquisitions

In accordance with Business Combinations (ASC 805), we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as to in-process research and development (“IPR&D”) based on their estimated fair values at the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.

A number of events could potentially affect the accuracy of our assumptions and estimates. Although we believe the assumptions and estimates that we have made are reasonable and appropriate, a level of uncertainty is inherent in all such decisions. The following are some of the examples of critical accounting estimates that we have applied in our acquisitions:

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

We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price that we have used consistently since the adoption of SFAS No. 123(R) Share-Based Payments (ASC 718) in 2006. Our volatility rates were 37% and 35% for the three and nine months ended September 30, 2010, compared to 37% and 44% for the same periods in 2009. The decrease in rates for the nine months ended September 30, 2010 compared to nine months ended September 30, 2009 was due to a decline in the implied volatility component of our volatility rates. To the extent that the volatility rate in our stock price decreases in the future, our estimates of the fair value of options granted will decrease accordingly. For example, a 10% lower volatility rate for the options granted in the third quarter of 2010 would have decreased the fair value of the options granted by approximately $0.5 million.

We derived our expected life of the options that we granted in 2009 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We slightly increased our expected life estimate from 3.6 years in 2009 to 3.7 years in 2010.

In addition, we apply an expected forfeiture rate in determining the amount of stock compensation. We estimate our forfeiture rate for stock options based on actual historical forfeited options. We increased our forfeiture rate, for the nine months ended September 30, 2010, to 10% from 8% in the same period of 2009. The impact on our stock compensation in the first three quarters of 2010 due to the change in our forfeiture rate was negligible.

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

Allowances for Doubtful Accounts

We establish allowances for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, and return and discount experiences. We reassess the allowances for doubtful accounts each quarter. However, unexpected events or significant future changes in trends could result in a material impact to our future statements of income and of cash flows. Our allowance for doubtful accounts at September 30, 2010 and December 31, 2009 was $4.4 million and $3.5 million, respectively.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 14. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Report.

Results of Operations

The following table presents certain financial data for the three and nine months ended September 30, 2010 and 2009 as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
License	43%	41%	43%	41%
Service	57	59	57	59
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	16	15	16	16
Amortization of acquired technology	2	1	2	1
Total cost of revenues	19	17	19	18
Gross profit	81	83	81	82
Operating expenses:
Research and development	16	16	17	16
Sales and marketing	38	39	38	39
General and administrative	7	7	8	8
Amortization of intangible assets	1	2	2	2
Facilities restructuring charges	—	1	—	1
Acquisitions and other	(1)	—	—	—
Total operating expenses	61	65	65	66
Income from operations	20	18	16	16
Interest income	1	1	1	1
Interest expense	(1)	(1)	(1)	(1)
Other income (expense), net	—	—	—	—
Income before provision for income taxes	20	18	16	16
Provision for income taxes	6	5	5	5
Net income	14%	13%	11%	11%

Revenues

Our total revenues increased to $161.3 million for the three months ended September 30, 2010 from $123.4 million for the three months ended September 30, 2009, representing an increase of $37.9 million (or 31%). Our total revenues increased to $452.0 million for the nine months ended September 30, 2010 from $349.8 million for the nine months ended September 30, 2009, representing an increase of $102.2 million (or 29%). In each case, the increase was due to an increase in the number of license transactions and the average sales price of those license transactions and growth in our customer installed base, as well as revenues derived from our strategic acquisitions of complementary businesses and products during the last 12 months.

The following table sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
License revenues	$69,829	$49,981	40%	$194,892	$142,770	37%
Services revenues:
Maintenance	65,671	55,221	19%	184,781	156,249	18%
Consulting, education, and other	25,750	18,192	42%	72,368	50,777	43%
Total services revenues	91,421	73,413	25%	257,149	207,026	24%
	$161,250	$123,394	31%	$452,041	$349,796	29%

License Revenues

Our license revenues increased to $69.8 million (or 43% of total revenues) and $194.9 million (or 43% of total revenues) for the three and nine months ended September 30, 2010, respectively, from $50.0 million (or 41% of total revenues) and $142.8 million (or

41% of total revenues) for the three and nine months ended September 30, 2009, respectively. The increase in license revenues of $19.8 million (or 40%) for the three months ended September 30, 2010, and $52.1 million (or 37%) for the nine months ended September 30, 2010, compared to the same periods in 2009, was primarily due to an increase in both the volume of license transactions and the average size of those transactions. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of our newer technologies.

The number of booked transactions greater than $1.0 million increased to 11 in the third quarter of 2010, compared to 5 in the third quarter of 2009. The number of booked transactions greater than $1.0 million increased to 32 in the nine-month period ended September 30, 2010 from 16 in the comparative nine-month period in 2009. We added 68 and 269 new customers in the third quarter and first nine months of 2010, respectively, compared to 64 and 405 in the same periods of 2009. Of these, 89 and 223 customers were added through acquisitions in the first nine months of 2010 and 2009, respectively. We had license transactions with 286 and 863 existing customers in the third quarter and first nine months of 2010, respectively, compared to 237 and 664 for the same periods in 2009.

We have two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the third quarter of 2010, including upgrades for which we charge customers an additional fee, increased to $393,000 from $365,000 in the third quarter of 2009. The average transaction amount for orders greater than $100,000 in the nine-month period ended September 30, 2010, including upgrades for which we charge customers an additional fee, increased to $385,000 from $336,000 in the corresponding nine-month period in 2009.

Services Revenues

Maintenance Revenues

Maintenance revenues increased to $65.7 million (or 41% of total revenues) for the three months ended September 30, 2010, compared to $55.2 million (or 45% of total revenues) for the three months ended September 30, 2009. Maintenance revenues increased to $184.8 million (or 41% of total revenues) for the nine months ended September 30, 2010, compared to $156.2 million (or 45% of total revenues) for the nine months ended September 30, 2009. The increase of $10.5 million (or 19%) and $28.6 million (or 18%) in the three and nine months ended September 30, 2010, respectively compared to the same periods in 2009, was primarily due to an increase in the size of our customer base.

For the fourth quarter of 2010, based on our growing installed customer base, we expect maintenance revenues to increase from the comparable 2009 levels.

Consulting, Education, and Other Services Revenues

Consulting, education, and other services revenues increased to $25.8 million (or 16% of total revenues) for the three months ended September 30, 2010, compared to $18.2 million (or 15% of total revenues) for the three months ended September 30, 2009. The $7.6 million (or 42%) increase in the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to increases in consulting and education services and subscription revenues in North America. Consulting, education, and other services revenues increased to $72.4 million (or 16% of total revenues) for the nine months ended September 30, 2010, compared to $50.8 million (or 15% of total revenues) for the nine months ended September 30, 2009. The $21.6 million (or 43%) increase in the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to an increase in consulting revenues in North America as a result of increased demand, increased utilization rates, and consulting services for new product families acquired by the Company during the last twelve months.

For the fourth quarter of 2010, we expect our revenues from consulting, education, and other services to increase from the comparable 2009 periods due to increased demand for our consulting and subscriptions.

International Revenues

Our international revenues were $44.7 million (or 28% of total revenues) and $45.6 million (or 37% of total revenues) for the three months ended September 30, 2010 and 2009, respectively. The $0.9 million (or 2%) decrease for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to a decrease in international license revenues in Europe, particularly the public sector, partially offset by growth in international maintenance revenues in Latin America and Asia. International revenues were $143.4 million (or 32% of total revenues) for the nine months ended September 30, 2010, compared to $122.6 million (or 35% of total revenues) for the nine months ended September 30, 2009. The $20.8 million (or 17%) increase for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to an increase in international license revenues in Europe and Asia, as well as growth in international maintenance and service revenues as a result of a larger and growing installed customer base.

For the fourth quarter of 2010, we expect the amount of international revenues as a percentage of total revenues to be relatively consistent with 2009.

Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)

Our potential future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) product license orders received from certain distributors, resellers, and OEMs that are not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) above are referred to as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require the license revenues to be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.

We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues were approximately $181.9 million at September 30, 2010, compared to $144.8 million at September 30, 2009, and $171.8 million at December 31, 2009. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Cost of license revenues	$1,124	$648	73%	$3,232	$2,024	60%
Cost of services revenues	25,304	18,759	35%	73,402	55,605	32%
Amortization of acquired technology	3,445	2,081	66%	9,833	5,497	79%
Total cost of revenues	$29,873	$21,488	39%	$86,467	$63,126	37%
Cost of license revenues, as a percentage of license revenues	2%	1%	1%	2%	1%	1%
Cost of services revenues, as a percentage of services revenues	28%	26%	2%	29%	27%	2%

Cost of License Revenues

Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs, and personnel costs. Cost of license revenues increased to $1.1 million (or 2% of license revenues) for the three months ended September 30, 2010 compared to $0.6 million (or 1% of license revenues) in the same period of 2009. Cost of license revenues increased to $3.2 million (or 2% of license revenues) for the nine months ended September 30, 2010 from $2.0 million (or 1% of license revenues) for the nine months ended September 30, 2009. The increase of $0.5 million (or 73%) and $1.2 million (or 60%) in cost of license revenues for the three and nine months ended September 30, 2010, compared to the same periods in 2009, was primarily due to an increase in royalty-bearing product sales and increased costs to localize international documentation.

For the fourth quarter of 2010, we expect the cost of license revenues as a percentage of license revenues to be relatively consistent with the first three quarters of 2010.

Cost of Services Revenues

Our cost of services revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenues consists primarily of fees paid to postal authorities, other third parties for content, and hosting costs for our subscription services. Cost of services revenues increased to $25.3 million (or 28% of services revenues) for the three months ended September 30, 2010 from $18.8 million (or 26% of services revenues) for the three months ended September 30, 2009. The $6.5 million (or 35%) increase was primarily due to increased personnel-related costs due to higher services and support headcount, partially driven by recent acquisitions, and higher subcontractor fees. Cost of services revenues increased to $73.4 million (or 29% of services revenues) for the nine months ended September 30, 2010 from $55.6 million (or 27% of services revenues) for the nine months ended September 30, 2009. The increase of $17.8 million (or 32%) for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to increases in personnel related and outside service costs driven by increased demand for services.

The increases in cost of services revenues as a percentage of services revenues from 26% and 27% for the three and nine months ended September 30, 2009, respectively, to 28% and 29% for the three and nine months ended September 30, 2010, respectively are due to higher revenues from consulting services that generally have a lower margin.

For the fourth quarter of 2010, we expect our cost of services revenues, in absolute dollars, to increase from the 2009 levels, mainly due to headcount increases associated with increased services revenues. We expect, however, the cost of services revenues in the fourth quarter of 2010 as a percentage of services revenues to remain relatively consistent with the first three quarters of 2010.

Amortization of Acquired Technology

The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Amortization of acquired technology	$3,445	$2,081	66%	$9,833	$5,497	79%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $3.4 million for the three months ended September 30, 2010, compared to $2.1 million for the three months ended September 30, 2009. Amortization of acquired technology increased to $9.8 million for the nine months ended September 30, 2010, compared to $5.5 million for the nine months ended September 30, 2009. The increases of $1.3 million (or 66%) and $4.3 million (or 79%) for the three and nine months ended September 30, 2010, respectively compared to the same periods in the prior year, were the result of amortization of certain technologies that we acquired in connection with recent acquisitions. See Note 15. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

For the fourth quarter of 2010, we expect amortization of other acquired technology to be approximately $3.5 million before the effect of any future acquisitions subsequent to September 30, 2010.

Operating Expenses

Research and Development

The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Research and development	$26,269	$19,978	31%	$76,648	$57,089	34%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, the enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $26.3 million (or 16% of total revenues) and $76.6 million (or 17% of total revenues) for the three and nine months ended September 30, 2010, respectively, up from $20.0 million (or 16% of total revenues) and $57.1 million (or 16% of total revenues) for the same periods in 2009. All software and development costs have been expensed in the period incurred because the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $6.3 million (or 31%) increase for the three months ended September 30, 2010 compared to the same period in 2009 was due to a $5.6 million increase in personnel-related costs, as a result of a headcount increase. There was also a $0.7 million increase in overhead related costs driven by the headcount increase. The $19.5 million (or 34%) increase for the nine months ended September 30, 2010 compared to the same period in 2009, was primarily due to a $16.9 million increase in personnel-related costs and a $2.3 million increase in overhead-related costs driven by the headcount increase. The research and development expenses as percentage of total revenues increased slightly by 1% for the nine months ended September 30, 2010, compared to the same period in 2009, mainly due to headcount increases.

For the fourth quarter of 2010, we expect research and development expenses as a percentage of total revenues to decrease slightly from the first three quarters of 2010.

Sales and Marketing

The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Sales and marketing	$60,854	$47,484	28%	$172,326	$135,366	27%

Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $60.9 million (or 38% of total revenues) for the three months ended September 30, 2010 from $47.5 million (or 39% of total revenues) for the three months ended September 30, 2009. The $13.4 million (or 28%) increase for the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to an $11.2 million increase in personnel-related costs. Sales and marketing expenses increased to $172.3 million (or 38% of total revenues) for the nine months ended September 30, 2010 from $135.4 million (or 39% of total revenues) for the nine months ended September 30, 2009. The increase of $36.9 million (or 27%) for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to a $31.5 million increase in personnel-related costs and a $3.3 million increase in overhead-related costs driven by headcount increases. The increases in personnel-related costs for both of the three and nine months ended September 30, 2010 compared to the same periods in 2009 were due to an increase in headcount, higher sales commissions, and higher stock compensation. Headcount increased from 611 in June 2009 to 688 in June 2010 and from 618 in September 2009 to 714 in September 2010. The sales and marketing expenses as a percentage of total revenues declined by 1% for the nine months ended September 30, 2010 and were flat for the three months ended September 30, 2010, compared to the same periods in 2009, mainly due to the benefits of scale, as our revenues have increased proportionately more than our sales and marketing expenses.

For the fourth quarter of 2010, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first three quarters of 2010.

General and Administrative

The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
General and administrative	$11,346	$8,845	28%	$33,619	$30,646	10%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $11.3 million (or 7% of total revenues) for the three months ended September 30, 2010, compared to $8.8 million (or 7% of total revenues) for the three months ended September 30, 2009. The $2.5 million (or 28%)

increase in general and administrative expenses was primarily due to a $1.5 million increase in personnel-related expenses as a result of a headcount increase and a $0.9 million increase in outside services. General and administrative expenses increased to $33.6 million (or 8% of total revenues) for the nine months ended September 30, 2010, compared to $30.6 million (or 8% of total revenues) for the nine months ended September 30, 2009. The increase of $3.0 million (or 10%) for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to a $4.4 million increase in personnel-related expenses and stock compensation partially offset by a $1.7 million decrease in outside services.

For the fourth quarter of 2010, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first three quarters of 2010.

Amortization of Intangible Assets

The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Amortization of intangible assets	$2,280	$2,754	(17)%	$7,345	$7,239	1%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $2.3 million for the three months ended September 30, 2010 from $2.8 million for the three months ended September 30, 2009, and slightly increased to $7.3 million for the nine months ended September 30, 2010 from $7.2 million in the same period of 2009. The decrease of $0.5 million (or 17%) for the three months ended September 30, 2010, compared to the same period in 2009, was due to certain intangibles from a prior acquisition that were fully amortized in the first quarter of 2010.

For the fourth quarter of 2010, we expect amortization of the remaining intangible assets to be approximately $2.2 million before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to September 30, 2010.

Facilities Restructuring Charges

The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Facilities restructuring charges	$553	$557	(1)%	$1,545	$1,961	(21)%

For the three and nine months ended September 30, 2010, we recorded $0.5 million and $1.7 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively. Comparatively, for the three and nine months ended September 30, 2009, we recorded $0.6 million and $2.0 million of restructuring charges from accretion charges related to the 2004 Restructuring Plan, respectively.

As of September 30, 2010, $43.0 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.

2004 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2004 Restructuring Plan amounted to $3.5 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively, and $9.9 million and $8.6 million for the nine months ended September 30, 2010 and 2009, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2010 if there are changes to the time period that facilities are expected to be vacant or if the actual sublease income differs from our current estimates.

2001 Restructuring Plan

Net cash payments related to the consolidation of excess facilities under the 2001 Restructuring Plan amounted to $0.4 million for both of the three-month periods ended September 30, 2010 and 2009, and $1.2 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2010 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.

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

Acquisitions and Other

The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change		2010	2009	Change
Acquisitions and other	$(2,323)	$—	*	%	$1,326	$—	*	%
____________
*	Percentage is not meaningful

Acquisitions and other expenses of $1.3 million for the nine months ended September 30, 2010 consist of a $2.3 million reduction in fair value of an acquisition liability in the third quarter of 2010 offset by $3.6 million in charges in the first quarter of 2010. The $3.6 million charges include $2.2 million for legal and bankers’ fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.

Interest Income, Expense, and Other

The following table sets forth, for the periods indicated, our interest income, expense and other (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Interest income	$1,002	$1,295	(23)%	$2,802	$4,651	(40)%
Interest expense	(1,575)	(1,611)	(2)%	(4,731)	(4,863)	(3)%
Other income (expense), net	(229)	189	(221)%	1,784	964	85%
	$(802)	$(127)	(531)%	$(145)	$752	(119)%

Interest income, expense, and other consist primarily of interest income earned on our cash, cash equivalents, short-term investments, and restricted cash; interest expense on our Convertible Senior Notes; as well as foreign exchange transaction gains and losses. The decrease of $0.7 million (or 531%) in the three months ended September 30, 2010, compared to the same period in 2009, was primarily due to a $0.3 million decrease in interest income received from lower portfolio balance and investment yields, a $0.6 million decrease in foreign exchange gains partially offset by a $0.1 million increase in gain on disposition of investment securities. The decrease of $0.9 million (or 119%) in the nine months ended September 30, 2010, compared to the same period in 2009, was primarily due to a $1.9 million decrease in interest income received from lower portfolio balance and investment yields and a $1.0 million decrease in foreign exchange gains, which were partially offset by a $1.8 million gain recognized from the sale of our investment in an equity interest and a $0.2 million increase in gain on disposition of investment securities.

We expect lower interest income in the future if the current lower yields in the credit market continue to persist or decline in the future.

In March 2008, we made a $3.0 million investment in the preferred stock of a privately held company. This company was acquired by a third party, and as a result of this acquisition, Informatica received $4.8 million in consideration of which $1.8 million was recorded in other income for the three months ended March 31, 2010.

Income Tax Provision

The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Provision for income taxes	$9,125	$5,969	53%	$20,928	$15,881	32%
Effective tax rate	29%	27%	2%	29%	29%	—%

Our effective tax rates were 29% for both of the three-month and nine-month periods ended September 30, 2010, and 27% and 29% for the three-month and nine-month periods ended September 30, 2009, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the indirect benefit recorded as a result of the audit settlement, a prior year tax return true-up, and the benefit from the reduction of an acquisition liability that is not subject to tax offset by expense related to non-deductible stock compensation, nondeductible transaction costs, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

Our effective tax rate in 2010 continues to be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.

In assessing the need for any additional valuation allowance in the quarter ended September 30, 2010, we considered all available evidence, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis, consistent with prior quarters it was considered more likely than not that our deferred tax assets that are not related to stock compensation would be realizable. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit derived from stock option expense deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of Stock Compensation (ASC 718). Pursuant to Stock Compensation (ASC 718-740-25-10), the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.

The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $12.7 million and $9.3 million as of September 30, 2010 and 2009, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2010 and 2009 were approximately $1.7 million and $2.2 million, respectively. As of September 30, 2010, our gross uncertain tax position is approximately $14.3 million.

Liquidity and Capital Resources

We have funded our operations primarily through cash flows from operations, public offerings of our common stock, and issuance of Convertible Senior Notes in the past. As of September 30, 2010, we had $426.0 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and the purchase of stock under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes in privately negotiated transactions, and acquire businesses and technologies to expand our product offerings.

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities	$87,922	$47,528
Cash used in investing activities	(63,058)	(94,466)
Cash provided by financing activities	44,951	3,423

Operating Activities: Net cash provided by operating activities for the nine months ended September 30, 2010 was $87.9 million, representing an increase of $40.4 million from the nine months ended September 30, 2009. This increase primarily resulted from a $12.5 million increase in net income, an $11.1 million increase in adjustments for non-cash expenses, a $15.8 million decrease in accounts receivable, a $15.9 million increase in deferred revenues, a $6.1 million increase in accounts payable and accrued liabilities partially offset by a $2.0 million increase in prepaid expenses and other assets, and a $19.0 million decrease in income taxes payable.

We were able to recognize $14.4 million in excess tax benefits from stock compensation during the nine months ended September 30, 2010. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a source in financing activities. We made cash payments for taxes in different jurisdictions of $16.9 million during the nine months ended September 30, 2010.

Our “Days Sales Outstanding” in accounts receivable decreased from 62 days at September 30, 2009 to 55 days at September 30, 2010 due to improvement in collections and order linearity. Net cash provided by operating activities for the nine months ended September 30, 2009 was $47.5 million, representing a decline of $4.6 million from the nine months ended September 30, 2008 for $52.1 million. This decline was primarily due to the $14.6 million decrease in liabilities, $8.7 million decrease in cash collections against accounts receivable partially offset by a $9.7 million decrease in prepaid accounts and other current assets, $3.1 million increase in net income, and $5.9 million adjustments for non-cash expenses.

Investing Activities: Net cash used in investing activities was $63.1 million and $94.5 million for the nine months ended September 30, 2010 and 2009, respectively. We acquire property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate at which we upgrade the computer hardware and software used in our business, as well as our business outlook.

We have identified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the credit rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds and short-term marketable securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements.

In January 2010, we acquired Siperian, a privately-held company incorporated in Delaware. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to most business requirements. We acquired Siperian in a cash merger transaction valued at approximately $130 million of which approximately $18.3 million was placed in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Siperian. The escrow fund will remain in place until July 28, 2011, although 50% of the escrow funds may be distributed to former Siperian stockholders, vested option holders, and participants in Siperian’s Management Acquisition Bonus Plan on January 28, 2011. As a result of this acquisition, we assumed certain facility leases and certain liabilities and commitments.

In February 2010, we made a $1.5 million investment in the preferred stock of another privately-held company, which was classified as Level 3 for fair value measurement purposes.

In March 2010, we acquired 29West, a privately-held company incorporated in Illinois. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for the distribution of data, streaming market data and proprietary trading and market making, and is sold to banks, hedge funds, exchanges and software application vendors worldwide. We acquired 29West in a stock purchase transaction valued at approximately $50 million of which approximately $7 million was placed in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by 29West. The escrow fund will remain in place until September 22, 2011.

Due to the nature of mergers and acquisitions, it is difficult to predict the amount and timing of cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.

Financing Activities: We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan (“ESPP”).

Net cash provided by financing activities for the nine months ended September 30, 2010 was $45.0 million due to the proceeds received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $44.8 million, as well as $14.4 million of excess tax benefits from stock compensation, which was partially offset by the repurchases and retirement of our common stock of $10.7 million, withholding taxes for restricted stock units net share settlement of $1.7 million, and payment of issuance costs on the credit facility of $1.9 million.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $3.4 million due to the repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million, and $9.0 million, respectively. These amounts were offset by the proceeds we received from the issuance of common stock to option holders and to participants of our ESPP program in the amount of $28.8 million, as well as $2.8 million of excess tax benefits from stock compensation. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.

In March 2006, we issued and sold Convertible Senior Notes (“Notes”) with an aggregate principal amount of $230 million due in 2026. We used approximately $50 million of the net proceeds from the offering to fund the purchase of 3,232,000 shares of our common stock concurrently with the offering of the Notes. We intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments, or additional repurchases of common stock or Notes.

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

From April 2007 to September 30, 2010, we repurchased approximately (1) 6,933,000 shares of our common stock at a cost of $108 million and (2) $29 million of our outstanding Notes at a cost of $27 million. We have approximately $39.7 million remaining from our current authorization to repurchase additional shares of our common stock or redeem a portion of the Convertible Senior Notes under this program as of September 30, 2010.

Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value by partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We did not repurchase any shares of our common stock under the repurchase program during the three months ended March 31, 2010. During the three months ended June 30, 2010, we repurchased 435,000 shares of our common stock under the repurchase program, and we repurchased 23,000 shares of our common stock at a cost of approximately $0.6 million in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. During the three months ended September 30, 2010, we did not repurchase any shares of our common stock under the repurchase program, but we repurchased approximately 500 shares of our common stock at a cost of approximately $16,000 in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. We did not repurchase any of the Notes during the nine months ended September 30, 2010. See Part II, Item 2 of this Report for more information regarding the stock repurchase program. We may continue to repurchase shares and Notes from time to time, as determined by management as authorized by the Board of Directors.

We believe that our cash balances, the cash flows generated by operations, and amounts available under our credit facility will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, even if the holders of the Notes require us to repurchase all or a portion of their Notes. After March 15, 2011, we may from time to time redeem the Notes, in whole or in part, for cash at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Further, on March 15, 2011 and then on March 15, 2016 and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date. If our stock price declines and interest rates rise, we may be required to settle the Notes in cash in the first quarter of 2011. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private equity or debt financing or from other sources. In addition, we may desire or be required to raise or desire additional funds for selective purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources.

Credit Agreement

In September 2010, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of September 30, 2010 and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of September 30, 2010. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Contractual Obligations

The following table summarizes our significant contractual obligations, including future minimum lease payments as of September 30, 2010, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2010	2011 and 2012	2013 and 2014	2015 and Beyond
Operating lease obligations:
Operating lease payments	$88,731	$6,920	$55,283	$22,419	$4,109
Future sublease income	(6,506)	(663)	(4,827)	(1,016)	—
Net operating lease obligations	82,225	6,257	50,456	21,403	4,109
Debt obligations:
Principal payments (1)	200,990	—	—	—	200,990
Interest payments	93,460	—	12,059	12,059	69,342
Other obligations (2)	1,957	221	1,736	—	—
	$378,632	$6,478	$64,251	$33,462	$274,441

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

The above commitment table does not include approximately $12.9 million of long-term income tax liabilities recorded in accordance with Income Taxes (ASC 740). We adopted FIN No. 48 (ASC 740) effective January 1, 2007. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

Operating Leases

We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we relocated our corporate headquarters within Redwood City, California and recorded restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Our contractual obligations at September 30, 2010 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $0.8 million for the remainder of 2010 and $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively. Operating lease payments in the table above include approximately $49.0 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Of these future minimum lease payments, we have $43.0 million recorded in accrued facilities restructuring charges at September 30, 2010. This accrual, in addition to minimum lease payments of $49.0 million, includes estimated operating expenses of $13.3 million, and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $15.8 million, and a present value discount of $3.5 million recorded in accordance with Accounting for Costs Associated with Exit or Disposal Activities (ASC 420-10). We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which uses euros as its functional currency. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the euro and British pound sterling, as well as our net position of monetary assets and monetary liabilities in those foreign currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenditures will be lower as well.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Indian rupee, Israeli shekel, euro, British pound sterling, Canadian dollar, Japanese yen, Brazilian real, and Australian dollar.

Cash Flow Hedge Activities.

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

The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2009 for Indian rupees and Israeli shekels outstanding as of September 30, 2010 (in thousands, except weighted average rate):

Functional currency	Foreign Amount	USD Equivalent	Weighted Average Rate
Indian rupee	195,300	$4,183	46.69
Israeli shekel	4,445	1,176	3.78
		$5,359

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government and agency notes and bonds, corporate notes and bonds, commercial paper, and municipal securities. All investments are carried at market value, which approximates cost. See Note 2. Cash, Cash Equivalents, and Short-Term Investments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

For the nine months ended September 30, 2010, the average annual rate of return on our investments was 1.1%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of

September 30, 2010, we had net unrealized gains of $0.7 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2010, the fair market value of the portfolio would decrease by approximately $1.5 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the fourth quarter of 2010.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent weak macroeconomic environment and associated global economic conditions resulted in a tightening of the credit markets, low levels of liquidity in many financial markets, extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets, and volatility in various other markets, including the financial services sector, which typically is the largest vertical segment that we serve. These conditions affected the buying patterns of our customers and prospects and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though economic conditions appear to be improving, although unevenly, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa (“EMEA”). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.

If we do not compete effectively with companies selling data integration products, our revenues may not grow and could decline.

The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. In addition, consolidation among vendors in the software industry is continuing at a rapid pace with Oracle’s acquisition of Sun Microsystems creating a large integrated supplier of enterprise software on hardware optimized for its software products, which could accelerate further consolidation in the industry. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS), Microsoft, Oracle (which acquired BEA Systems, GoldenGate Software, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, and Sunopsis), SAP (which acquired Business Objects, which had previously acquired FirstLogic, and Sybase), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies. Many of these competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, and greater name recognition than we do and may be able to exert greater influence on customers’ purchasing decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive.

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

In addition, we have only a limited history of marketing, selling, and supporting our products and services internationally. As a result, we must hire and train experienced personnel to staff and manage our foreign operations. However, we have experienced difficulties in recruiting, training, managing, and retaining our international staff, particularly our international sales management and sales personnel, which have adversely affected our ability to increase sales productivity, and we have also experienced high wage inflation in India, which has increased costs. We may continue to experience such difficulties in the future.

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

●	greater difficulty in relocating existing trained development personnel and recruiting local experienced personnel, and the costs and expenses associated with such activities; and

●	increased expenses incurred in establishing and maintaining office space and equipment for the development centers.

  Additionally, our international operations as a whole are subject to a number of risks, including the following:

●	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

●	wage inflation and increased operating costs in markets where we do business, particularly in India and Brazil;

●	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

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

For example, an increase in international sales would expose us to foreign currency fluctuations where an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on revenues and operating expenses has been immaterial although in the fourth quarter of 2008 and the first half of 2009, the decline in the U.S. dollar and the increased volatility in currency markets caused a greater than historical impact. The sequential impact of the foreign currency exchange rate fluctuation diminished near the end of 2009 and increased in the second and third quarters of 2010. Beginning in the fourth quarter of 2008, we have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, results of operations, and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to manage our international operations and the associated risks effectively could limit the future growth of our business.

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

We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Dun & Bradstreet, EMC, Hewlett-Packard, Intel, Microsoft, Oracle, salesforce.com, and SAP.

Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors’ products.

Although our strategic partnership with IBM’s Business Consulting Services group has been successful in the past, IBM’s acquisitions of Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS has made it critical that we strengthen our relationships with our other strategic partners. Business Objects’ acquisition of FirstLogic, a former strategic partner, and SAP’s acquisition of Business Objects may also make such strengthening with other strategic partners more critical. In addition, with respect to our acquisition of AddressDoctor, we will continue to work toward maintaining AddressDoctor’s pre-existing supplier relationships and current partnership relationships, some of which compete with other aspects of our business. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.

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

In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. As such, we have experienced uncertainty regarding our sales pipeline and our ability to convert potential sales of our products into revenue. We experienced an increase in the size of our sales pipeline and some increases in our pipeline conversion rate subsequent to 2005 as a result of our increased investment in sales personnel and a gradually improving IT spending environment. However, the size of our sales pipeline and our conversion rate are not consistent on a quarter-to-quarter basis. Our conversion rate declined in 2008, remained depressed in certain geographies in 2009, and increased in the first nine months of 2010. The global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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

From time to time, in the ordinary course of business, we may evaluate potential acquisitions of, or investments in, related businesses, products, or technologies. For example, in March 2010, we acquired 29West, a provider of high-speed messaging software. In January 2010, we acquired Siperian, a provider of Master Data Management (“MDM”) infrastructure technology. In September 2009, we acquired Agent Logic, a provider of complex event processing software; in June 2009, we acquired AddressDoctor, a provider of global address validation technology; and in February 2009, we acquired Applimation, a provider of application Information Lifecycle Management (“ILM”) technology. Future acquisitions or investments like these could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities, or the payment of cash to purchase equity securities from third parties. There can be no assurance that any strategic acquisition or investment will succeed. Risks include difficulties in the integration of the products, personnel, and operations of the acquired entity, disruption of the ongoing business, potential management distraction from the ongoing business, difficulties in the retention of key partner alliances of Informatica and the acquired companies, difficulties in supporting acquired customers, potential product liability issues related to the acquired products, potential decline in the fair value of investments, potential impairment of goodwill, and potential impairment of other intangible assets.

We may not successfully integrate an acquired company’s technology, employees, or business operations with our own. As a result, we may not achieve the anticipated benefits of our acquisition, which could adversely affect our operating results and cause the price of our common stock to decline.

We have recently acquired several companies. For example, we acquired 29West in March 2010, Siperian in January 2010, Agent Logic in September 2009, AddressDoctor in June 2009, and Applimation in February 2009. The successful integration of 29West’s, Siperian’s, Agent Logic’s, Applimation’s, and AddressDoctor’s technologies, employees, and business operations, as well as the technology, employees, and business operations of any company we may acquire in the future will place an additional burden on our management and infrastructure. These acquisitions, and others we may make in the future, will subject us to a number of risks, including:

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

Our products are designed to interoperate with and provide access to a wide range of third-party developed and maintained hardware and software technologies, which are used by our customers. The future design and development plans of the third parties that maintain these technologies are not within our control and may not be in line with our future product development plans. We may also rely on such third parties, particularly certain third-party developers of database and application software products, to provide us with access to these technologies so that we can properly test and develop our products to interoperate with the third-party technologies. These third parties may in the future refuse or otherwise be unable to provide us with the necessary access to their technologies. In addition, these third parties may decide to design or develop their technologies in a manner that would not be interoperable with our own. The continued consolidation in the enterprise software market may heighten these risks. Furthermore, our expanding product line, including our combination of products delivered on a comprehensive, unified, and open data integration platform makes maintaining interoperability more difficult as various products may have different levels of interoperability and compatibility, which may change from version to version. If any of the situations described above were to occur, we would not be able to continue to market our products as interoperable with such third-party hardware and software, which could adversely affect our ability to successfully sell our products to our customers.

The loss of our key personnel, an increase in our sales force personnel turnover rate, or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.

We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals. We continue to experience changes in members of our senior management team. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.

In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and have seen the pace of voluntary turnover decrease in the last several quarters, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.

In addition, we have experienced turnover in other areas of the business. As the market becomes increasingly competitive and the hiring becomes more difficult and costly, our personnel (including those with government security clearance qualifications) become more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. If we are unable to effectively attract and train new personnel, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.

We currently do not have any key-man life insurance relating to our key personnel, and the employment of the key personnel in the United States is at will and not subject to employment contracts. We have relied on our ability to grant equity awards as one mechanism for recruiting and retaining highly skilled talent. If we are unable to grant such awards, we may not be able to attract and retain outstanding and highly skilled individuals in the extremely competitive labor markets in which we compete.

If the market in which we sell our products and services does not grow as we anticipate, we may not be able to increase our revenues at an acceptable rate of growth, and the price of our common stock could decline.

The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. While we believe that this market is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes migration, data consolidation, data synchronization, single-view projects, and data quality. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Additionally, we expect growth in the areas of cloud offerings. Our potential customers may:

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

We have been under various examinations by the Internal Revenue Service and state and foreign taxing authorities for the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.

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

During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements. Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. While our organizational structure has increased in complexity as a result of our international expansion, our capital structure has also increased in complexity as a result of the issuance of the Convertible Senior Notes in March 2006. Finally, our reorganization of various foreign entities in April 2006, which required a change in some of our internal controls over financial reporting, and the assessment of the impact for our adoption of FIN No. 48 (ASC 740) further add to the reporting complexity and increase the potential risk that we may not be able to maintain the effectiveness of our internal controls. Overall, the combination of our increased complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.

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

The software products we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain errors or defects, especially when first introduced. These defects and errors could cause damage to our reputation, loss of revenue, product returns, order cancellations, or lack of market acceptance of our products. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software products to fix these defects or errors, which could require us to allocate significant customer support resources to address these problems.

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

As is common in the software industry, we have received and may continue from time to time to receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party’s proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in August 2007, JuxtaComm Technologies filed a complaint in the Eastern District of Texas alleging patent infringement against various defendants, including: Ascential Software Corporation, Business Objects SA, Business Objects America, CA, Inc., Cognos, Inc., Cognos Corporation, DataMirror, Inc., Fiorano Software, Inc., Hummingbird Ltd., International Business Machines Corporation, Informatica Corporation, Information Builders, Inc., Intersystems, Inc., Iway Software Company, Metastorm, Inc., Microsoft Corporation, Open Text Corporation, Software AG, Software AG, Inc., Sybase, Inc., and Webmethods, Inc. Some defendants, including Informatica, have settled with JuxtaComm. More recently, in November 2008, Data Retrieval Technologies LLC filed a complaint in the Western District of Washington against Sybase, Inc. and us, alleging patent infringement.

Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims, including those claims brought by Data Retrieval Technologies LLC, include the following:

●	we could be and have been obligated to incur significant legal costs and expenses defending the patent infringement suit;

●	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us;

●	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

●	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

●	we may be forced to discontinue the sale of some or all of our products.

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

In March 2006, we issued $230.0 million aggregate principal amount of Convertible Senior Notes due 2026 (the “Notes”). As of September 30, 2010, $201.0 million of the Notes were outstanding. The Note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15,

2016, and March 15, 2021) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. If our stock price declines and interest rates rise, we may be required to settle the Notes in cash. Our ability to meet our repurchase or repayment obligations of the Notes will depend upon our future performance, which is subject to economic, competitive, financial, and other factors affecting our industry and operations, some of which are beyond our control. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.

A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.

Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, recently government entities have announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments.

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

Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of Financial Accounting Standards Board’s (“FASB”) Compensation – Stock Compensation (ASC 718) has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, the effect of stock compensation on our operating income, net income, and earnings per share is not predictable because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton model could vary over time. In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) on several projects to converge accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards. These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

In April 2006, our Board of Directors authorized a stock repurchase program of up to $30 million of our common stock until April 2007. In April 2007, our Board of Directors authorized a stock repurchase program for up to an additional $50 million of our common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million for the stock repurchase program. In October 2008, our Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of our outstanding Convertible Senior Notes (“Notes”) due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, our Board of Directors authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program. See Note 4. Borrowings – Convertible Senior Notes and Note 7. Stock Repurchases and Retirement of Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase our outstanding common stock and Notes from time to time, as determined by management under programs approved by our Board of Directors. During the three months ended September 30, 2010, there was no repurchase of common stock under the repurchase program and approximately 500 shares of our common stock were repurchased outside of the repurchase program at a cost of approximately $16,000 in settlement of employee tax withholding obligations due upon the vesting of restricted stock units. There were no repurchases of the Notes during the nine months ended September 30, 2010.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 – July 31
From employees (1)	—	—	—	—
Structured repurchases (2)	—	—	—	$39,675
August 1 – August 31
From employees (1)	523	$30.12	—	—
Structured repurchases (2)	—	—	—	$39,675
September 1 – September 30
From employees (1)	—	—	—	—
Structured repurchases (2)	—	—	—	$39,675
Total	523	$30.12	—
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)	All shares repurchased in open-market transactions under the repurchase programs.

ITEMS 3, 4, and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number		Description
10.1
Credit Agreement, dated as of September 29, 2010, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	**	XBRL Instance.
101.SCH	**	XBRL Taxonomy Extension Schema.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

____________

*	Furnished, not filed.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010	INFORMATICA CORPORATION

/s/ Earl Fry
Earl Fry
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2010

Exhibit Number		Description
10.1
Credit Agreement, dated as of September 29, 2010, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	**	XBRL Instance.
101.SCH	**	XBRL Taxonomy Extension Schema.
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	**	XBRL Taxonomy Extension Label Linkbase.
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

____________

*	Furnished, not filed.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.