Form 10-K
period 2010-12-31
INFORMATICA CORP
filed 2011-02-25
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
___________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2010
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $2,171,724,000 (based on the last reported sale price of $23.88 on June 30, 2010 on the NASDAQ Global Select Market).
As of January 31, 2011, there were approximately 94,882,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2010.

INFORMATICA CORPORATION

PART I

ITEM 1.  BUSINESS
Overview
Informatica Corporation ("Informatica") is the leading independent provider of enterprise data integration and data quality software and services. Informatica’s mission is to enable organizations to gain a competitive advantage from all their information assets to drive their top business imperatives and information technology ("IT") initiatives. Informatica addresses the growing challenge organizations face with data fragmented across and beyond the enterprise and with data of varying quality.
During the last two decades, companies have made significant investments in process automation resulting in silos of data created by a variety of packaged transactional applications such as: enterprise resource planning ("ERP"), customer relationship management ("CRM"), supply chain management ("SCM"), and in-house custom departmental operational systems. The goal with these systems was to make businesses more efficient through automation. However, these applications have increased data fragmentation and complexity because they generate massive volumes of data in disparate software systems that were not designed to share data and interoperate with one another. Additionally, today, data is being outsourced to cloud computing and business process outsourcing vendors at a faster pace. Furthermore, data is managed by trading partners including suppliers around the globe. As these systems and the locations of data have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, various data formats, numerous data definitions, highly varied data quality, and the need to obtain data in real-time.
Organizations are now finding that the strategic value of IT goes far beyond process automation. Companies of all sizes require accurate, trustworthy information to run their business, and most information is derived from the valuable data that both resides inside and beyond the enterprise with partners and suppliers. Unless the various data streams can be integrated, and the quality of that data is ensured, the amount of real and useful business information derived from such data can be limited. Companies are realizing that they must integrate a wide variety of structured, semi-structured, unstructured data, and exponentially increasing social, cloud and mobile data quickly to support business processes.
Today organizations are looking for a comprehensive view of the customer, migrating away from legacy systems to new technologies, having a clearer view of all the information that resides in multiple databases, or consolidating multiple instances of an ERP system, while understanding what their customers are saying via social media channels. They also realize that it is imperative to implement data quality processes to measure, monitor, track, and improve the quality of data delivered to the business.
With Informatica’s comprehensive, unified, open, and economical data integration technology, organizations can access, discover, cleanse, integrate, and deliver this data, while improving its quality, to the extended enterprise to increase operational efficiency and reduce costs. The Informatica Platform is a comprehensive set of technologies to enable a wide variety of complex enterprise-wide data integration initiatives, including: Enterprise Data Integration, Data Quality, Master Data Management, B2B Data Exchange, Application Information Lifecycle Management, Complex Event Processing, Ultra Messaging, and Cloud Data Integration.
Our strategy is to grow at a faster rate than the market by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data warehouse and data integration initiatives. Our expansion strategy focuses on growing beyond data warehousing to provide broader enterprise data integration solutions, advancing our product leadership in all product categories, and expanding our geographic presence and capabilities across all major regions.
In 2010, we continued to broaden the applicability of our technology and focused on product innovation by adding or extending key elements of the Informatica Platform. In January 2010, Informatica expanded its existing Master Data Management ("MDM") offering through the acquisition of Siperian, Inc. ("Siperian"), a leader in the MDM infrastructure technology category. Additionally, Informatica added Ultra Messaging to the Informatica Platform through the acquisition of 29West Inc. ("29West") in March 2010, a pioneer in Low Latency Messaging technology.
Also, Informatica continued to introduce solutions designed to meet the data needs of the software-as-a-service ("SaaS") or cloud market in 2010. In December, we announced Informatica Cloud Express, the first cloud data integration service with usage-based pricing. The solution is aimed at organizations looking to integrate databases and files with Salesforce.com in an easy and cost effective manner. Additionally, Informatica announced a partnership with Dun & Bradstreet in July 2010 for Informatica Cloud to enable cloud-based, on-demand access to Dun & Bradstreet's trusted insight, along with other essential business knowledge, through Dun & Bradstreet's recently announced data-as-a-service ("DaaS") solution, D&B360™. For the third year in a row, Informatica Cloud was honored by Salesforce.com customers with the AppExchange Best of `10 Award for Data Integration.
As of December 31, 2010, we have more than 4,200 customers worldwide, representing a variety of industries, ranging from aerospace, automotive, energy and utilities, entertainment/media, financial services, healthcare/life sciences, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation.
Over the past several years, we have expanded our presence and capabilities in a number of geographic regions. We currently have a direct sales presence in over 20 countries and an indirect presence, through distributors and partners, in over 80 countries. We market and sell our software and services through our sales operations in North and Latin America (including Brazil, Canada, Mexico, and the United States), Europe and Middle East (including Austria, Belgium, France, Germany, Ireland, Israel, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland, United Arab Emirates, the United Kingdom, and Russia), and Asia-Pacific (including Australia, China, Hong Kong, India, Japan, South Korea, Singapore, and Taiwan).
Informatica maintains relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors in various regions and industries, including the United States, Europe and Middle East, Asia-Pacific, and Latin America, who sublicense our products and provide services and support within their territories. In addition, we have 14 development centers in 10 countries, professional services staff in 19 countries, and technical support centers in 9 countries, including the United States, Brazil, the Netherlands, and India.
We began selling our first products in 1996. Through December 31, 2010, substantially all of our revenues have been derived from the sale of Informatica PowerCenter, Informatica PowerExchange, Informatica Data Services, and Informatica Data Quality, and to a lesser extent, from the sale of Informatica B2B Data Exchange, Informatica Master Data Management, and Informatica Application Information Lifecycle Management.
Informatica is organized and operates in a single segment. See Note 18. Significant Customer Information and Segment Information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which is incorporated herein by reference.
Products
Informatica products enable organizations to gain a competitive advantage in today’s global information economy by empowering them to access, integrate, and trust their information assets. These products comprise a comprehensive, unified, open, and economical data integration platform that enables IT executives, architects, and managers to provide trusted, relevant data to the business - when and where it is needed. The Informatica Platform handles most types of data integration and data management projects required to support business goals.
The following products are included in the Informatica Platform:
Informatica PowerCenter integrates data from virtually any business system, in almost any format, and quickly delivers that data throughout the enterprise to improve operational efficiency. Highly available, high-performance, and highly scalable, the software serves as the foundation for all enterprise data integration projects. There are four editions of Informatica PowerCenter:

•
Informatica PowerCenter Standard Edition includes a high-performance data integration server, a global metadata infrastructure, visual tools for development and centralized administration, and productivity tools to facilitate collaboration among architects, analysts, and developers.

•
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

•
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

•
Informatica PowerCenter Cloud Edition is the first cloud data integration infrastructure that combines the power and scalability of Informatica PowerCenter, with the flexibility, ease of use, and affordability of the latest cloud computing platform. The result is a comprehensive cloud data integration solution. IT organizations can handle the unique challenges, such as data security and processing speed, associated with integrating data in the cloud, over a public Internet. It is designed to run in true virtual computing environments, such as the Amazon Elastic Compute Cloud (Amazon EC2).

Additionally, many options are available to extend Informatica PowerCenter’s core data integration capabilities, including the: Data Cleanse and Match, Data Masking, Data Validation, Dual Load for Teradata, Enterprise Grid, High Availability, Metadata Exchange, Partitioning, Pushdown Optimization, Team-Based Development, and Unstructured Data options.
Informatica PowerExchange is a family of data access products that enable IT organizations to access virtually all sources of enterprise data without having to develop custom data access programs. With the ability to access mission-critical operational data and deliver such data in real-time throughout the enterprise, IT organizations can optimize limited resources and the business value of data. Dozens of different data sources and targets are supported, including enterprise applications, databases and data warehouses, mainframes, midrange systems, messaging systems, and technology standards.
Informatica Data Services makes provisioning - finding, integrating, and managing - data across the enterprise fast, easy, and cost-effective. Informatica Data Services extends the existing data services capabilities of the Informatica Platform to provision trusted data to any application, at any latency, using any protocol from a single, unified platform. Informatica Data Services enables IT organizations to rapidly build sophisticated and reusable data services once and deploy them for the many ways data is needed, quickly find and understand data - regardless of its type or location - and easily create, enforce, and centrally manage data services policies to meet service-level agreements across projects.
Informatica Data Quality delivers pervasive data quality to stakeholders, projects, and data domains, on premise or in the cloud, using a comprehensive and unified platform.

•
 Informatica Data Quality puts control of data quality processes into the hands of business information owners. Combining powerful data analysis, cleansing, matching, reporting, and monitoring capabilities with an easy-to-use-interface, Informatica Data Quality empowers business information owners to implement and manage enterprise-wide data quality initiatives.

•
Informatica Data Quality Cloud Edition is a cloud infrastructure that enables seamless data profiling, evaluation of data quality, and scorecarding all data, including data from cloud applications as well as on-premise systems. The Data Quality Cloud Edition combines the power and capabilities of pervasive data quality with the flexibility, ease of use, and affordability of the latest cloud computing platform to deliver data quality to all stakeholders, all projects, and all data domains. The result is a comprehensive cloud data quality solution.

•
Informatica Identity Resolution is a robust, highly scalable identity resolution software that enables companies and government organizations to search and match identity data from more than 60 languages, in both batch and real time.

•
Informatica Data Explorer delivers a complete picture of the content, quality, and structure of enterprise data. Combining powerful data profiling and mapping capabilities with an easy-to-use-interface, Informatica Data Explorer empowers business information owners to investigate, document, and resolve data quality issues.

•
AddressDoctor offers technology to perform global address validation for more than 200 countries and territories. These capabilities include support for multiple levels of addresses such as street level, delivery point validation, and geocoding.

Informatica Master Data Management ("MDM") delivers consolidated and reliable business-critical data to improve business operations. Informatica MDM uniquely identifies all business-critical master data - as well as the relationships between master data - which is stored in different formats and multiple systems across the enterprise. Informatica MDM for multidomain master data management enables customers to start small and expand as their needs grow with comprehensive support for all MDM requirements - data integration, profiling, quality, and master data management - on the same platform. Informatica MDM's proven and flexible master data model, solution framework, and unified product architecture minimizes upfront adoption and implementation costs as well as the costs to manage and extend MDM initiatives over time.
Informatica B2B Data Exchange is industry-leading software for multi-enterprise data integration. It adds secured communication, management, and monitoring capabilities to handle data from internal and external sources.

•
Informatica B2B Data Exchange provides a comprehensive technology infrastructure for multi-enterprise data integration, partner management, and business event monitoring. It helps companies collaborate efficiently and cost-effectively with their extended networks of trading partners and customers, which helps companies to reduce costs and protect and grow revenue streams.

•
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

•
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

•
Informatica Data Masking is comprehensive, flexible and scalable software for managing access to sensitive application data, such as credit card information, Social Security numbers, names, addresses, and phone numbers. The software prevents the unintended exposure of confidential information and is designed to reduce the risk of data breaches.

•
Informatica Data Subset is flexible enterprise software that automates the process of creating smaller, targeted test databases from large, complex databases. With referentially intact, smaller targeted copies of production data, IT organizations can dramatically reduce the amount of time, effort, and disk space necessary to support test environments.

Informatica Complex Event Processing ("CEP") enables enterprises to rapidly detect, correlate, analyze and respond to data-driven events. The combination of CEP and data integration enables organizations to be more responsive, adaptable and agile.

•
Informatica RulePoint is complex event processing software that helps companies and government organizations of all sizes gain operational intelligence: real-time alerts and insight into the pertinent information they need to operate smarter, faster, more efficiently, and more competitively.

Informatica Ultra Messaging products are designed using a modern "nothing in the middle" architecture that eliminates the need for daemons or message brokers. This design enables ultra low latency messaging and highly efficient systems that reduce hardware infrastructure costs while improving throughput, resiliency, and availability.

•
Informatica Ultra Messaging Streaming Edition is the industry's first nothing-in-the-middle messaging system. It is the market-leading low-latency messaging software that is also an efficient, configurable, reliable, and widely deployed reliable messaging solution.

•
Informatica Ultra Messaging Persistence Edition provides guaranteed messaging through innovative Parallel Persistence architecture that provides guaranteed messaging without the use of a central messaging broker, eliminating the need for store-and-forward architectures while providing unsurpassed resilience and performance over traditional guaranteed messaging systems.

•
Informatica Ultra Messaging Queuing Edition extends Ultra Messaging's capabilities to include efficient, low latency, resilient, message queuing functions. For customers who desire once-and-only-once message delivery, low latency load balancing or intelligent index queuing for message delivery, Informatica Ultra Messaging Queuing Edition is the guaranteed messaging product of choice.

Informatica Cloud delivers purpose-built data integration cloud applications to allow business users to integrate data across cloud-based applications and on-premise systems and databases. Informatica Cloud takes advantage of the underlying PowerCenter data integration engine and includes online registration, user and task flow management, job scheduling and monitoring, error handling, compression, encryption and a secure agent to access and integrate cloud-based data with on-premise sources. With Informatica Cloud, customers and partners can build, manage, and share custom data integration services in the cloud. Informatica Cloud consists of Informatica Cloud Services and the Informatica Cloud Platform.
In addition, Informatica Communities (formerly Informatica Technology Network), created in 2001, has grown, as of December 31, 2010, to over 55,600 members in more than 186 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica's presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence. In 2010, we also opened the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions within an open and comprehensive ecosystem of more than 100,000 active users. The Informatica Marketplace provides vendors, partners and individual developers with a central location to buy and sell assets and solutions called blocks. A block can be developed for on-premise or cloud use and may include data models, mappings, mapplets, tools, utilities, packaged services, methodologies, white papers, connectors and other useful resources. Users are able to browse blocks for industry specific solutions or platform use cases. Blocks contributed to the Informatica Marketplace are evaluated for quality and value by us before becoming available.

Services
We offer a comprehensive set of services, including product-related customer support, consulting services, and education services. Additionally, we offer certain products as services priced on a subscription basis. Through strategically located Support Centers in the United States, Ireland, Spain, the Netherlands, the United Kingdom, Brazil, China, India, and Japan, we provide technical support for Informatica software deployments, both regional installations as well as geographically dispersed projects. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “http://mysupport.informatica.com.”
Our consulting services are focused on helping customers to become agile data-driven enterprises, both tactically and strategically. Our services range from initial configuration of the Informatica Platform, knowledge transfer to customers and partners, designing and implementing custom data integration solutions, project audit, and performance tuning, to helping customers implement enterprise-wide integration strategies such as Integration Competency Centers or leadership Lean Integration practices. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement and sustain business solutions using our integration platform.
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
We also make available a number of products as services, priced on a subscription licensing bases. For example, Informatica’s address validation, which allows customer to validate addresses against a continuously updated global database of addresses, is available as a service on a monthly subscription basis. Additionally, a number of our Cloud Services, such as the Informatica Cloud Data Quality Assessment service, are available via monthly subscriptions. Lastly, Informatica PowerCenter Cloud Edition, which is available on and through Amazon EC2, is priced on an hourly and capacity basis. Products delivered as a service allow customers to get specific, limited functionality at an attractive entry price point.
Our Partners
Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. As of December 31, 2010, more than 195 companies helped market, resell, or implement Informatica's solution around the world. Additionally, as of December 31, 2010, more than 100 companies have embedded our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products. Our partners that resold and/or referred more than $2,000,000 each in license orders in 2010 were Accenture, Affecto, Beijing Polystar, Cap Gemini, Cognizant, Computer Sciences Corporation, Deloitte Consulting, DLT Solutions, Fujitsu, GTSI Corporation, Hewlett-Packard, IBM Global Services, Infosys, Logica, Steria Mummert Consulting, Tata Consultancy Services, Teradata, and Wipro. Our original equipment manufacturer ("OEM") partners that generated more than $500,000 each in license orders for us in 2010 were Accenture, Experian, EMC, Oracle, and SITA Advanced Travel Solutions.
Our Customers
As of December 31, 2010, more than 4,200 companies worldwide relied on Informatica for their data integration and data quality needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy and utilities, financial services, government and public sector, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation. The top three industry contributors in 2010 were financial services, healthcare, and high technology.
No single customer accounted for 10% or more of our total revenues in 2010, 2009, or 2008.

Sales, Marketing, and Distribution
We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2010, we employed 720 people in our sales and marketing organization worldwide.
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
In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors, and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. In some cases, they resell our products, bundling them with their broader service offerings. In other cases, they refer sales opportunities to our direct sales force for our products. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.
Research and Development
As of December 31, 2010, we employed 688 people in our research and development organization. This team is responsible for the design, development, release and maintenance of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with product marketing, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined agile software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations and minimizing schedule risk.
When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.
Approximately 40% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, Canada, Germany, India, Ireland, Israel, the Netherlands, Russia, and the United Kingdom. Our international development effort is intended to both increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $106.0 million in 2010, $78.4 million in 2009, and $72.5 million in 2008.
Competition
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target as well as other vendors of integration software products, including IBM (which acquired Ascential Software, Cast Iron Systems, Cognos, Data Mirror, Initiate Systems, and SPSS), Microsoft, Oracle (which acquired BEA Systems, GoldenGate Software, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, and Sunopsis), SAP (which acquired Business Objects, which had previously acquired FirstLogic, and Sybase), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree, Cognos, and certain privately held companies. With regard to data quality, we compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately held companies.

We currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including neutrality, dependability, user efficiency, quality of products, services, support, and versatility. We believe that we currently compete favorably with respect to these factors. For a further discussion of our competition, see “Risk Factors — If we do not compete effectively, our revenues may not grow and could decline” in Part I, Item 1A of this Report.
Seasonality
Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and third quarters of the year and seasonally stronger demand in the fourth quarter. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to holidays and internal Informatica meetings, which result in fewer billable hours for our consultants and fewer education classes.
Backlog
For a discussion of our backlog, see "Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report, which is incorporated herein by reference.
Intellectual Property and Other Proprietary Rights
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 27 patents issued in the United States, two patents issued in the European Union, four patents issued in Canada, one patent issued in New Zealand, fifteen patent applications pending in the United States, nine patent applications pending in Canada, six patent applications pending in the European Union, three patent applications pending in Australia, and two patent applications pending in Japan. Our issued patents are scheduled to expire at various times through February 2027. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed do not protect our intellectual property rights to the same extent as U.S. laws. Our inability to protect our proprietary information could harm our business. For a further discussion of our intellectual property rights, see "Risk Factors - If we are not able to adequately protect our proprietary rights, third parties could develop and market products that are equivalent to our own, which would harm our sales efforts" in Part I, Item 1A of this Report.
Employees
As of December 31, 2010, we had a total of 2,126 employees, including 688 people in research and development, 720 people in sales and marketing, 483 people in consulting, customer support, and education services, and 235 people in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.
Additional Information
Informatica's corporate headquarters are located at 100 Cardinal Way, Redwood City, California 94063, and the telephone number at that location is (650) 385-5000. We can also be reached at our Web site at www.informatica.com; however, the information in, or that can be accessed through, our Web site is not part of this Report. Informatica was incorporated in California in February 1993 and reincorporated in Delaware in April 1999.
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available, free of charge, on Informatica's Web site as soon as reasonably practicable after we file such material electronically with the Securities and Exchange Commission ("SEC"). The SEC also maintains a Web site that contains our SEC filings. The address of the site is www.sec.gov.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Uncertainty in the U.S. or global economies could negatively affect sales of our products and services and could harm our operating results, which could result in a decline in the price of our common stock.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector, which typically is the largest vertical segment that we serve. In addition, in 2010, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in European public sector spending. These conditions affected the buying patterns of our customers and prospective customers and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though the economic conditions appear to be improving, although unevenly, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
If we do not compete effectively, our revenues may not grow and could decline.
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of integration software products, including IBM (which acquired Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS), Microsoft, Oracle (which acquired BEA Systems, GoldenGate Software, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, and Sunopsis), SAP (which acquired Business Objects, which had previously acquired FirstLogic, and Sybase), and certain privately held companies. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products, such as Business Objects, and to a lesser degree Cognos, and certain privately-held companies. With regard to data quality software and services, we also compete against SAP, Trillium (which is part of Harte-Hanks), and SAS Institute, as well as various other privately-held companies.
Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, greater name recognition, broader product portfolios and stronger customer relationships than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive. We believe we currently compete on the basis of the breadth and depth of our products' functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy or bundle data integration technology and data quality at no cost to the customer or at deeply discounted prices. These difficulties may increase as larger companies target the data integration and data quality markets. As a result, increased competition and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
In addition, consolidation among vendors in the software industry is continuing at a rapid pace. For example, Oracle's acquisition of Sun Microsystems, creating a large integrated supplier of enterprise software on hardware optimized for its software products, could accelerate further consolidation in the industry. Our current and potential competitors may make additional strategic acquisitions, consolidate their operations, or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our prospective customers. Such acquisitions could cause customers to defer their purchasing decisions. Our current and potential competitors may also establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations, and financial condition.
Our success depends upon the introduction of new products, the integration of acquired products, and the enhancement of existing products.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding enterprise data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, we extended our existing MDM offering through the acquisition of Siperian, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

•	the failure to accurately anticipate changes in technological trends or customer requirements and preferences;

•	delays in completion, launch, delivery, or availability;

•	delays in customer adoption or market acceptance;

•	delays in customer purchases in anticipation of products not yet released;

•	product quality issues, including the possibility of defects and the costs of remediating any such defects;

•	market confusion based on changes to the product packaging and pricing as a result of a new product release;

•	interoperability issues with third-party technologies and the costs of remediating any such issues;

•	customer issues with migrating or upgrading from previous product versions and the costs of remediating any such issues;

•	loss of existing customers that choose a competitor's product instead of upgrading or migrating to the new or enhanced product; and

•	loss of maintenance revenues from existing customers that do not upgrade or migrate.
We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products. As a result of the risks involved, we cannot predict the impact on our overall sales from new or enhanced products, and we may not generate sufficient revenues from these products to justify their costs, which would adversely affect our competitive position and results of operations.
We may experience fluctuations in our quarterly operating results, especially in the amount of license revenues we recognize, which could cause our stock price to decline.
Our quarterly operating results, particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, may not be forecasted accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic uncertainty is also likely to cause customer order deferrals and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes, in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new product and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.

Due to the difficulty we experience in predicting our quarterly license revenues, we believe that quarter-to-quarter comparisons of our operating results are not necessarily a good indication of our future performance. In addition, a number of the other factors discussed in this section may cause fluctuations in our quarterly operating results. Our future operating results or forecasts of future operating results could fail to meet the expectations of stock analysts and investors. If any of these happen, the price of our common stock would likely fall.
Our international operations expose us to greater risks, including risks related to intellectual property, collections, exchange rate fluctuations, and regulations, which could limit our future growth.
We have significant operations outside the United States, including sales and professional services operations, software development centers and customer support centers. We have recently expanded our presence and capabilities in a number of major geographic regions, including North and Latin America, Europe and the Middle East and Asia-Pacific, and we plan to continue such expansion. Our international operations are subject to numerous risks, including:

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies;

•	increased operating costs and wage inflation, particularly in India and Brazil;

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•
greater risk of a failure of our employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, and any trade regulations ensuring fair trade practices;

•	increased expenses, delays and our limited experience in developing, testing and marketing localized versions of our products;

•
potential conflicts with our established distributors in countries in which we elect to establish a direct sales presence, or the inability to enter into or maintain strategic distributor relationships with companies in certain international markets where we do not have a local presence;

•
our limited experience in establishing a sales, marketing and support presence and the appropriate internal systems, processes, and controls, particularly in Brazil, Russia, and Asia-Pacific (especially China, Japan, South Korea, and Taiwan);

•
difficulties in recruiting, training, managing, and retaining our international staff, particularly our international sales management and sales personnel, which have adversely affected our ability to increase sales productivity, and the costs and expenses associated with such activities;

•
differing business practices, which may require us to enter into software license agreements that include non-standard terms related to payment, maintenance rates, warranties, or performance obligations that may affect our ability to recognize revenue ratably;

•
communication delays between our main development center in California and our international development centers, which may delay the development, testing or release of new products, and communication delays between our operations in the U.S. and India; and

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
We may experience fluctuations in foreign currency exchange rates that could adversely impact our results of operations.
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has been immaterial, although in the fourth quarter of 2008 and the first half of 2009, the decline in the U.S. dollar and the increased volatility in currency markets caused a greater than historical impact. The sequential impact of the foreign currency exchange rate fluctuation diminished near the end of 2009 and increased in the second and third quarters of 2010. Beginning in the fourth quarter of 2008, we have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.

If we are unable to accurately forecast sales and trends in our business, we may fail to meet expectations and our stock price could decline.
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the recent weak global macroeconomic environment. Additionally, because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the conversion of the sales pipeline into license revenues. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.
A reduction in our sales pipeline and pipeline conversion rate could adversely affect the growth of our company and the price of our common stock.
In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased since 2005 as a result of our additional investments in sales personnel and a gradually improving IT spending environment, it is not consistent on a quarter-to-quarter basis. The recent global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. Our conversion rate declined in 2008, remained depressed in certain geographies in 2009, and increased in 2010. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
Furthermore, we have expanded our international operations and opened new sales offices in other countries. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.
As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations, resulting in a decline in the price of our common stock.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers' decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen, particularly in the current economic environment, as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer's decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

•	our customers' budgetary constraints and internal acceptance review procedures;

•	the timing of our customers' budget cycles;

•
the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

•	our customers' concerns about the introduction of our products or new products from our competitors; or

•	potential downturns in general economic or political conditions or potential tightening of credit markets that could occur during the sales cycle.
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
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett Packard, Intel, Microsoft, Oracle, Salesforce.com, and SAP.
Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors' products.
Although our strategic partnership with IBM's Business Consulting Services group has been successful in the past, IBM's acquisition of Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS has made it critical that we strengthen our relationships with our other strategic partners. Business Objects' acquisition of FirstLogic, a former strategic partner, and SAP's acquisition of Business Objects and Sybase may also make such strong relationships with other strategic partners more critical. We cannot guarantee that we will be able to strengthen our relationships with our strategic partners or that such relationships will be successful in generating additional revenue.
In addition, we may not be able to maintain strategic partnerships or attract sufficient additional strategic partners who have the ability to market our products effectively, are qualified to provide timely and cost-effective customer support and service, or have the technical expertise and personnel resources necessary to implement our products for our customers. In particular, if our strategic partners do not devote sufficient resources to implement our products, we may incur substantial additional costs associated with hiring and training additional qualified technical personnel to implement solutions for our customers in a timely manner. Furthermore, our relationships with our strategic partners may not generate enough revenue to offset the significant resources used to develop these relationships. If we are unable to leverage the strength of our strategic partnerships to generate additional revenues, our revenues and the price of our common stock could decline.
Acquisitions and investments present many risks, which could adversely affect our business, operating results and financial condition.
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we have recently acquired several companies, including 29West in March 2010, Siperian in January 2010, Agent Logic in September 2009, AddressDoctor in June 2009, and Applimation in February 2009. Acquisitions and investments involve a number of risks, including:

•
the failure to capture the value of the business we acquired, including the loss of any key personnel, customers and business relationships, including strategic partnerships, or the failure of the transaction to advance our business strategy as anticipated;

•
the difficulties in and costs associated with successfully integrating or incorporating the acquired company's products, technologies, services, employees, customers, partners, business operations and administrative systems with ours;

•	the disruption of our ongoing business and the diversion of management's attention by transition or integration issues;

•
the failure to accurately predict how the acquired company's pipeline will convert into sales or revenues following the acquisition, as conversion rates post-acquisition may be quite different from the acquired company's historical conversion rates and can be affected by changes in business practices that we implement;

•
any inability to generate revenue from the acquired company's products in an amount sufficient to offset the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company's installed customer base or the acquired company's products to our installed customer base;

•
the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company's technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies.

We may not be successful in overcoming these risks or any other problems encountered in connection with our acquisitions or investments. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.
The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in our incurring debt, material one-time write-offs, or purchase accounting adjustments and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.
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
In the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and have seen the pace of voluntary turnover decrease in 2009 and 2010, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively train such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues may be negatively impacted.
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
The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. While we believe that the traditional use of our technology in data warehousing applications is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes data migration, data consolidation, data synchronization, master data management, B2B data exchange, information lifecycle management, cloud data integration, and data quality projects. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Our customers or prospective customers may:

•	not fully value the benefits of using our products;

•	not achieve favorable results using our products;

•	defer product purchases due to the current global economic downturn;

•	experience technical difficulties in implementing our products; or

•	use alternative methods to solve the problems addressed by our products.
If this market does not grow as we anticipate, we would not be able to sell as much of our software products and services as we currently expect, which could result in a decline in the price of our common stock.
We rely on the sale of a limited number of products, and if these products do not achieve and/or maintain broad market acceptance, our revenues would be adversely affected.
Historically, a significant portion of our revenues have been derived from our data integration products such as PowerCenter and PowerExchange and related services. We expect sales of our data integration software and related services to comprise a significant portion of our revenues for the foreseeable future. If any of these products does not maintain market acceptance, our revenues and stock price could decrease. More recently, we have broadened our platform with additional products in the areas of MDM, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration. If these products do not achieve market acceptance, our revenues and stock price could decrease. Market acceptance of our products could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.
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
As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in August 2007, JuxtaComm Technologies filed a complaint in the Eastern District of Texas alleging patent infringement against various defendants, including Informatica. Some defendants, including Informatica, have settled with JuxtaComm. More recently, in November 2008, Data Retrieval Technologies LLC filed a complaint in the Western District of Washington against Sybase, Inc. and Informatica, alleging patent infringement.
Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims, including those claims brought by Data Retrieval Technologies LLC, include the following:

•	we could be and have been obligated to incur significant legal costs and expenses defending the patent infringement suit;

•	we may be forced to enter into royalty or licensing agreements, which may not be available on terms favorable to us;

•	we may be required to indemnify our customers or obtain replacement products or functionality for our customers;

•	we may be forced to significantly increase our development efforts and resources to redesign our products as a result of these claims; and

•	we may be forced to discontinue the sale of some or all of our products.
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
However, these legal rights and contractual agreements may provide only limited protection. Our pending patent applications may not be allowed or our competitors may successfully challenge the validity or scope of any of our issued patents or any future issued patents. Our patents alone may not provide us with any significant competitive advantage, and third parties may develop technologies that are similar or superior to our technology or design around our patents. Third parties could copy or otherwise obtain and use our products or technology without authorization or develop similar technology independently. We cannot easily monitor any unauthorized use of our products, and, although we are unable to determine the extent to which piracy of our software products exists, software piracy is a prevalent problem in our industry in general. We may be forced to initiate litigation to protect our proprietary rights. Litigating claims related to the enforcement of proprietary rights is very expensive and can be burdensome in terms of management time and resources, which could adversely affect our business and operating results.

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
We have entered into agreements with many of our customers and partners that require us to place the source code of our products into escrow. Such agreements generally provide that such parties will have a limited, non-exclusive right to use such code if: there is a bankruptcy proceeding by or against us; we cease to do business; or we fail to meet our support obligations. Although our agreements with these third parties limit the scope of rights to use of the source code, we may be unable to effectively control such third parties' actions.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, government entities have recently announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements.  Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
Most of our sales to government entities have been made indirectly through providers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed, which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. If an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.
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
We were under various examinations by the Internal Revenue Service and have been under examinations by state and foreign taxing authorities for the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.
Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish an annual report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report's assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's assessment of internal control over financial reporting requires management to make subjective judgments and some of our judgments will be in areas that may be open to interpretation.
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
During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the "FCPA") and the recently enacted UK Bribery Act of 2010 (the "UK Bribery Act"). Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets, and realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to ensure compliance with U.S. and international laws, including anti-corruption and anti-bribery laws such as the FCPA and the UK Bribery Act, which is broader in scope than the FCPA. For our systems process and controls, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on such systems, processes, or controls. In addition, we may not be able to successfully implement upgrades and improvements to these systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.
Changes in existing financial accounting standards or practices may adversely affect our results of operations.
Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 718, Stock Compensation, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, we may not be able to accurately forecast the effect of stock-based compensation on our operating income, net income, and earnings per share because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton option pricing model could vary over time. In addition, the FASB is currently working together with the International Accounting Standards Board ("IASB") to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles ("GAAP") and those who are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. The SEC has also stated that it expects to make a determination in 2011 as to whether, when, and how IFRS should be incorporated into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
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
The market price for our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price for our common stock may be affected by a number of factors other than our operating results, including:

•	volatility in the capital markets;

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our competitors' results of operations;

•	changes in earnings estimates and recommendations by securities analysts;

•	developments in our industry; and

•	changes in accounting rules.

After periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that particular company. For example, Informatica and certain of our former officers have been named as defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.
We have substantial real estate lease commitments that are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.
We have substantial real estate lease commitments in the United States and internationally. However, we do not occupy some of these leases with the most significant portion of our unoccupied leases being located in Silicon Valley. Currently, we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements comprise a majority of the remaining lease terms through 2013. In addition, the current economic downturn has negatively impacted commercial lease rates and terms in the Silicon Valley area and makes it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The conversion provisions of our Convertible Senior Notes and the level of debt represented by such notes will dilute the ownership interests of stockholders, could adversely affect our liquidity, and could impede our ability to raise additional capital which may also be affected by the tightening of the capital markets.
In March 2006, we issued $230 million aggregate principal amount of 3% Convertible Senior Notes due 2026 (the “Notes”). As of December 31, 2010, $200.7 million of the Notes were outstanding. The Note holders can convert the Notes into shares of our common stock at any time before the Notes mature or we redeem or repurchase them. Upon certain dates (March 15, 2011, March 15, 2016, and March 15, 2021) or the occurrence of certain events including a change in control, the Note holders can require us to repurchase some or all of the Notes. Upon any conversion of the Notes, our basic earnings per share would be expected to decrease because such underlying shares would be included in the basic earnings per share calculation. Given that events constituting a “change in control” can trigger such repurchase obligations, the existence of such repurchase obligations may delay or discourage a merger, acquisition, or other consolidation. In February 2011, we called for redemption on March 18, 2011 all of the remaining Notes. While we expect holders to convert the Notes into shares prior to the redemption date, if our stock price declines and the interest rates rise significantly, we may be required to settle the Notes in cash. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.
Our credit agreement contains certain restrictions that may limit our ability to operate our business.
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of December 31, 2010. The credit agreement contains affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt, including our Notes. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.

Business interruptions could adversely affect our business.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions, such as the major fiber outage experienced by some of our facilities in Asia as a result of the December 2006 earthquake off the coast of Taiwan, can negatively affect our operations given necessary interaction among our international facilities. The outage affected network connectivity, which was restored to acceptable levels shortly thereafter. In the event such an earthquake or any other natural disaster or man-made failure occurs, it could disrupt the operations of our affected facilities and recovery of our resources. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.
Delaware law and our certificate of incorporation and bylaws contain provisions that could deter potential acquisition bids, which may adversely affect the market price of our common stock, discourage merger offers, and prevent changes in our management or Board of Directors.
Our basic corporate documents and Delaware law contain provisions that might discourage, delay, or prevent a change in the control of Informatica or a change in our management. For example, our bylaws provide that we have a classified Board of Directors, with each class of directors subject to re-election every three years. This classified Board has the effect of making it more difficult for third parties to elect their representatives on our Board of Directors and gain control of Informatica. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.  PROPERTIES
Our corporate headquarters are located in a leased facility in Redwood City, California and comprise approximately 159,000 square feet. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company amended the lease to further extend the term for an additional three years to December 31, 2013. The facility is used by our administrative, sales, marketing, product development, customer support, and services groups.
We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Boston, Massachusetts; Chicago, Illinois; Old Greenwich, Connecticut; New York, New York; Raleigh, North Carolina; and Reston and Vienna, Virginia, which are primarily used for sales, marketing, services, and to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Toronto, Canada; Paris, France; Frankfurt and Maxdorf, Germany; Nieuwegein, the Netherlands; Lisboa, Portugal; Barcelona and Madrid, Spain; London and Maidenhead, the United Kingdom; Sydney, Australia; Beijing, China; Mumbai and New Delhi, India; Seoul, South Korea; Dublin, Ireland; Tel Aviv, Israel; Sao Paulo, Brazil; Tokyo, Japan; and Singapore. We also lease facilities in Hyderabad, India and Canberra City, Australia where our offices are primarily used for product development. We also lease a facility in Bangalore, India, which is used primarily for product development, customer support, professional services, finance, and other operations. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through July 2021. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that, if needed, suitable additional space will be available in the future on commercially reasonable terms as needed.

We also lease certain facilities that we no longer occupy because they exceed our current requirements. Currently, the majority of these facilities are subleased to third parties. See Note 11. Facilities Restructuring Charges and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 3.  LEGAL PROCEEDINGS
The information set forth in Note 16. Litigation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report is incorporated herein by reference.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “INFA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the NASDAQ Global Select Market during the last two fiscal years.

	High	Low
Year Ended December 31, 2010
Fourth quarter	$45.43	$36.03
Third quarter	$38.41	$23.79
Second quarter	$27.61	$23.29
First quarter	$27.69	$22.86
Year Ended December 31, 2009
Fourth quarter	$26.68	$21.23
Third quarter	$22.71	$16.50
Second quarter	$17.57	$13.35
First quarter	$14.79	$11.59
Holders of Record
At January 31, 2011, there were approximately 102 stockholders of record of our common stock, and the closing price per share of our common stock was $46.40. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.
Purchases of Equity Securities and Convertible Senior Notes by the Issuer and Affiliated Purchasers
The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2010.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 — October 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$39,675
November 1 — November 30
From employees (1)	6,842	$40.45	—	—
Repurchase program (2)	—	—	—	$39,675
December 1 — December 31
From employees (1)	—	—	—	—
Repurchase program (2)	300,000	$43.74	300,000	$26,542
Total	306,842	$43.70	300,000
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the fourth quarter of fiscal 2010 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In October 2008, our Board approved expanding our stock repurchase program to include the repurchase, from time to time, of a portion of our outstanding convertible notes in privately negotiated transactions. All stock repurchased pursuant to the repurchase program in the quarter ended December 31, 2010 were purchased in open market transactions. As of December 31, 2010, Informatica had remaining authorization of $26.5 million for future share repurchases; however, in January 2011, we announced that our Board had authorized an additional $50 million increase to the program. In February 2011, we called for redemption on March 18, 2011 all of the remaining Notes. For further information about our stock repurchase program, see the subsection Stock Repurchase Plan in Note 7. Stockholders' Equity of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Our annual report to stockholders will include our performance graph that compares the five-year cumulative total return to stockholders on our common stock for the period ended December 31, 2010, with the cumulative total return of the NASDAQ Composite Index and the S&P Information Technology Index.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2010, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenues:
License	$295,110	$214,322	$195,769	$175,318	$146,092
Service	354,966	286,371	259,930	215,938	178,506
Total revenues	650,076	500,693	455,699	391,256	324,598
Cost of revenues:
License	4,485	3,135	3,291	3,693	6,978
Service	100,602	76,549	80,287	69,174	58,402
Amortization of acquired technology	13,342	7,950	4,125	2,794	2,118
Total cost of revenues	118,429	87,634	87,703	75,661	67,498
Gross profit	531,647	413,059	367,996	315,595	257,100
Operating expenses:
Research and development	106,043	78,352	72,522	69,908	54,997
Sales and marketing	245,498	192,747	177,339	158,298	138,851
General and administrative	46,273	41,449	37,411	35,531	28,187
Amortization of intangible assets	9,539	10,051	4,575	1,441	653
Facilities restructuring charges	1,133	1,661	3,018	3,014	3,212
Acquisitions and other	1,326	(570)	390	—	1,340
Patent related litigation proceeds net of patent contingency accruals	—	—	(11,495)	—	—
Total operating expenses	409,812	323,690	283,760	268,192	227,240
Income from operations	121,835	89,369	84,236	47,403	29,860
Interest and other income (expense), net	(686)	449	7,737	15,237	11,823
Income before income taxes	121,149	89,818	91,973	62,640	41,683
Income tax provision	34,825	25,607	35,993	8,024	5,477
Net income (1)	$86,324	$64,211	$55,980	$54,616	$36,206
Basic net income per common share(1)	$0.93	$0.73	$0.64	$0.63	$0.42
Diluted net income per common share(1)	$0.83	$0.66	$0.58	$0.57	$0.39
Shares used in computing basic net income per common share	92,361	87,991	88,109	87,164	86,420
Shares used in computing diluted net income per common share	109,083	103,312	103,278	103,252	92,942
____________________

(1)
Net income and net income per share include the impact of stock compensation of $23.4 million, $17.9 million, $16.3 million, $16.0 million, and $14.1 million for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 respectively. See Note 8. Stock-Based Compensation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$208,899	$159,197	$179,874	$203,661	$120,491
Short-term investments	262,047	305,283	281,055	281,197	280,149
Restricted cash	—	—	—	12,122	12,016
Working capital	169,253	358,435	371,552	410,275	311,174
Total assets	1,189,641	989,622	863,112	798,644	696,765
Long-term debt	—	201,000	221,000	230,000	230,000
Total stockholders’ equity	644,982	483,113	355,955	312,542	227,163

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock-based compensation, interest income or expense, and provision for income taxes; deferred taxes; international expansion; the growth of our customer base and customer demand for our products and services; continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; the acquisitions of Siperian and 29West; market risk sensitive instruments; contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report.

Overview
We are the leading independent provider of enterprise data integration and data quality software and services. We generate revenues from sales of software licenses for our enterprise data integration software products, including product upgrades that are not part of post-contract services, and from sales of services, which consist of maintenance, consulting, education, and subscription services.
We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive a small but increasing amount of revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised 10% or less of total consolidated revenues during the past three years.
We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.
We were able to grow our total revenues in 2010 by 30% to $650.1 million from $500.7 million in 2009. License revenues grew 38% year over year, primarily due to continued market acceptance of our products for broader data integration projects, and to a lesser degree, revenues from recent acquisitions. Services revenues increased 24% year over year due to 19% growth in maintenance revenues and a 40% increase in consulting, education, and other revenues. The maintenance revenue growth is attributable to the increased size of our installed customer base, and the increase in consulting, education, and other revenues is due to higher customer demand, increased utilization rates, and increased subscriptions. Our operating income as a percentage of revenues has increased slightly to 19% in 2010 from 18% in 2009.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector, which typically is the largest vertical segment that we serve. In addition, in 2010, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in European public sector spending. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

•
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, and Sunopsis; IBM’s acquisition of Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS; and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic, and Sybase; and Tibco Software's acquisition of Netrics) pose challenges as competitors market a broader suite of software products or solutions to our existing or prospective customers.

•
Product Introductions and Enhancements:  To address the expanding data integration and data quality needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in January 2010, we extended our existing MDM offering through the acquisition of Siperian. In February 2010, we launched Informatica Data Cloud Store, the industry's first Infrastructure-as-a-Service offering to archive database and enterprise application data to the cloud in a cost-effective and secure manner. In March 2010, we acquired 29West and their family of Ultra Messaging products. In June 2010, we delivered the Informatica Cloud Summer 2010 Release. In December 2010, we announced Informatica Cloud Express, the first cloud data integration service with usage-based pricing. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first, second, and fourth quarters of 2010 and 2009 followed these seasonal trends. However, license revenues in the third quarter were essentially flat with the second quarter in both years. The current uncertain macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to sustain the growth rates we have experienced recently. As a result of improvements in our business prospects and with the expectation of uneven yet continued progress towards macroeconomic recovery, we have increased our hiring and, as noted above, have recently completed acquisitions.
We concentrate on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, in November 2010, we announced a partnership with Cloudera, a provider of Apache Hadoop-based data management software and services, to provide solutions for addressing the challenges associated with managing large scale data, including structured, complex and social data. Additionally, in July 2010, we entered into a partnership with Dun & Bradstreet with respect to Informatica Cloud, and in May 2010, we announced a partnership with EMC to resell our Information Lifecycle Management ("ILM") and MDM products and services. In addition, we are partners with Hewlett-Packard, Intel, Microsoft, Oracle, salesforce.com, and SAP, among others. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part I, Item 1A of this Report.
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also have opened the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. We experienced a continued increase in sales productivity in the United States in 2010. While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience a slight increase in international sales productivity in 2010.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill and intangible assets, acquisitions, stock-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, judgments, and assumptions relative to our critical accounting policies have not differed materially from actual results. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information on our significant accounting policies.
Revenue Recognition
We recognize revenue in accordance with GAAP prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of such rules. These rules and their interpretations are often subject to change. Consequently, the revenue recognition process requires management to make significant judgments; for example, to determine if collectability is probable.
We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), professional services, consisting of consulting and education services, and other revenues, primarily consisting of subscriptions for address validation and cloud services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by Software Revenue Recognition (ASC 985-605), Revenue Recognition for Construction-Type and Production-Type Contracts (ASC 605-35), and the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.
We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. Revenue arrangements from resellers and distributors are recognized on a sell-through basis upon shipment to the end user provided all other revenue recognition criteria are met, which in most cases is when cash is collected. Further, we make judgments in determining the collectability of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectability, and when a customer is not deemed credit worthy, revenue is recognized when payment is received.
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
Other revenues, primarily consisting of subscriptions for address validation and cloud services, are recognized as the services are delivered.
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
Facilities Restructuring Charges
During the fourth quarter of 2004, we recorded significant charges ("2004 Restructuring Plan") related to the relocation of our corporate headquarters, to take advantage of more favorable lease terms and reduce our operating expenses. The accrued restructuring charges represent the net present value of lease obligations and estimated broker commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms. In addition, we significantly increased the 2001 restructuring charges ("2001 Restructuring Plan") in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges as a result of our decision to relocate our corporate headquarters.
These liabilities include management’s estimates pertaining to sublease activities. Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the probability weighted outcomes of the significant actions to accomplish the restructuring. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring for durations that comprise a majority of the remaining lease terms through 2013. Future adjustments to the charges could result from any default by a sublessor, which could impact the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We account for any income tax contingencies in accordance with ASC 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account with the exception of revaluing deferred taxes for California relating to 2011 and thereafter.
As part of the process of preparing consolidated financial statements, we estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable, and to the extent we believe that a deferred tax asset is not likely to be realized, we must establish a valuation allowance. In assessing the need for any additional valuation allowance, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
Accounting for Impairment of Goodwill and Intangible Assets
We assess goodwill for impairment annually on October 31 of each year and whenever an event or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350, Intangibles - Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, if such comparison reflects potential impairment, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We performed our annual goodwill impairment tests on October 31, 2010, 2009, and 2008 and concluded that there was no impairment.
We evaluate intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any impairment charges of long-lived assets in 2010, 2009, or 2008.
We have made assumptions and estimates about future values and remaining useful lives which are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe that the assumptions and estimates that we have made are reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results.
Business Combinations
In 2009, the Company adopted ASC 805, Business Combinations, which revised the accounting guidance for acquisitions in comparison to prior years. The guidance requires the Company to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition fair values of the assets acquired and the liabilities assumed. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.
As a result of the adoption of the revised accounting guidance in ASC 805, the Company's accounting for acquisitions in 2009 and after in comparison to the accounting for acquisitions prior to 2009 differs. Under the new accounting pronouncement, the Company expenses transaction costs and restructuring expenses related to the acquisition as incurred. Prior to 2009, direct transaction costs were included as part of the purchase price, and restructuring expenses were included as part of the assumed obligations in deriving the purchase price allocation. Further, pursuant to ASC 805, the Company identifies pre-acquisition contingencies and determines their respective fair values as of the end of the purchase price allocation period. The Company records any adjustments to pre-acquisition contingencies in the Company's operating results in the period in which the adjustment is determined. Furthermore, any adjustments to estimates of acquisition related tax contingencies are recorded to goodwill during the measurement period and in the Company's operating results after the conclusion of the measurement period. Prior to 2009, any such adjustments were included as part of the purchase price allocation. Moreover, the Company identifies in-process research and development costs, determines their respective fair values, and includes them as part of the purchase price allocation. In-process research and development costs, under the new guidance, meet the definition of an asset, and the Company classifies them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired. Prior to 2009, in-process research and development was expensed at the acquisition date.
Accounting for business combinations requires management to make significant estimates and assumptions. Although we believe the estimates and assumptions that we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. The following are some of the examples of critical estimates that we have applied in our acquisitions:

•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company’s brand and competitive position as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•	discount rates.
Unanticipated events and circumstances may occur that may affect the accuracy of our estimates and assumptions.
In connection with the purchase price allocations for our acquisitions, we estimate the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical costs related to fulfilling the obligations. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations.
Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units ("RSUs"), and stock purchased under the Company's Employee Stock Purchase Plan ("ESPP"). Stock-based compensation expense is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of stock-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could shift stock-based compensation expense from one period to the next.
We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility is based upon a blend of average historical and market-based implied volatilities of our stock price. Our volatility rates were 34-39%, 37-48%, and 38-54% for 2010, 2009, and 2008, respectively.
The decrease in volatility rates in 2010 from 2009 and in 2009 from 2008 was due to a decline in the implied components of our volatility rates. Our historical volatility in 2010 decreased slightly compared to 2009 and remained relatively unchanged in 2009 compared to 2008. Our implied volatility rates declined in 2010 compared to 2009 and in 2009 compared to 2008. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We do not expect that changes in the volatility rates to impact our future stock-based compensation expense materially due to the limited amount of recent option grants.
We derived our expected life of the options that we granted in 2010 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We increased our expected life estimate from 3.6 years in 2009 to 3.7 years in 2010. The higher expected life of options was mainly due to lower forfeitures in 2009. We do not expect that changes in the expected life to impact our future stock-based compensation expense materially due to the limited amount of recent option grants.

In addition, we apply an expected forfeiture rate in determining the amount of stock-based compensation. We use historical forfeitures to estimate our future forfeiture rates. We increased our forfeiture rate for stock options from 8% in 2009 to 10% in 2010. While the total stock options forfeited was relatively consistent, the number of stock options granted to employees decreased. The impact on our stock compensation for 2010 due to the change in our forfeiture rate was negligible. The forfeiture rate for RSUs remained at 10% for both 2009 and 2010. We believe that the estimates that we have used for the calculation of the variables to arrive at stock-based compensation expense are reasonable and appropriate. The assumptions entered into the option valuation model we use to fair value our stock-based awards are subjective estimates, and changes to these estimates will cause the fair value of our stock-based awards and related stock-based compensation expense that we record to vary. We will continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.
See Note 8. Stock-Based Compensation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a description of the Company's stock-based compensation plans and more information on the assumptions used to calculate the fair value of stock-based compensation.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Results of Operations
The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2010	2009	2008
Revenues:
License	45%	43%	43%
Service	55	57	57
Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Service	15	15	18
Amortization of acquired technology	2	2	1
Total cost of revenues	18	18	20
Gross profit	82	82	80
Operating expenses:
Research and development	16	16	16
Sales and marketing	38	38	39
General and administrative	7	8	8
Amortization of intangible assets	2	2	1
Facilities restructuring charges	—	—	1
Acquisitions and other	—	—	—
Patent related litigation proceeds net of patent contingency accruals	—	—	(3)
Total operating expenses	63	64	62
Income from operations	19	18	18
Interest income and other, net	—	—	2
Income before income taxes	19	18	20
Income tax provision	6	5	8
Net income	13%	13%	12%

Revenues
Our total revenues were $650.1 million in 2010 compared to $500.7 million in 2009 and $455.7 million in 2008, representing growth of $149.4 million (or 30%) in 2010 from 2009 and $45.0 million (or 10%) in 2009 from 2008. The increases were due to an increase in the number of license transactions and the average sales price of those transactions, growth in our customer installed base, and revenues derived from our strategic acquisitions of complementary businesses and products. In 2010, less than 7% of our total revenues and less than 30% of our growth in revenues were due to revenue derived from our 2010 acquisitions. See Note 20. Acquisitions of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table and discussion compare our revenues by type for the three years ended December 31, 2010:

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
License	$295,110	$214,322	$195,769	38%	9%
Service revenues:
Maintenance	255,417	215,315	186,212	19%	16%
Consulting, education, and other	99,549	71,056	73,718	40%	(4)%
Total service revenues	354,966	286,371	259,930	24%	10%
Total revenues	$650,076	$500,693	$455,699	30%	10%
License Revenues
Our license revenues increased to $295.1 million (or 45% of total revenues) in 2010 compared to $214.3 million (or 43% of total revenues) in 2009, and $195.8 million (or 43% of total revenues) in 2008, representing growth of $80.8 million (or 38%) in 2010 from 2009, and $18.6 million (or 9%) in 2009 from 2008. The increase in license revenues in 2010 from 2009 was primarily due to an increase in both the volume of license transactions and the average sales price of those transactions, resulting in growth of license revenues across all major geographic regions. The increase in license revenues in 2009 from 2008 was primarily due to an increase in the volume of transactions, partially offset by a decrease in the average size of the transactions. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of new technologies.
The number of transactions greater than $1.0 million increased to 53 in 2010 from 28 and 21, in 2009 and 2008, respectively. The total number of new customers that we added in 2010, 2009, and 2008, including the number of customers added through acquisitions, was 351, 479, and 464, respectively. We had license revenue transactions with 1,292 existing customers in 2010 compared to 1,020 and 927 in 2009 and 2008, respectively.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in 2010, including upgrades, for which we charge customers an additional fee, increased to $419,000 from $360,000 and $314,000 in 2009 and 2008, respectively.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $255.4 million (or 39% of total revenues) in 2010 from $215.3 million (or 43% of total revenues) in 2009, and $186.2 million (or 41% of total revenues) in 2008, representing growth of $40.1 million (or 19%) in 2010 from 2009, and $29.1 million (or 16%) in 2009 from 2008. The increases in maintenance revenues in 2010 and 2009 were primarily due to the increasing size of our installed customer base, including those acquired through our recent acquisitions.
We expect maintenance revenues to increase in 2011 from the 2010 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues were $99.5 million (or 15% of total revenues) in 2010, $71.1 million (or 14% of total revenues) in 2009, and $73.7 million (or 16% of total revenues) in 2008. The $28.4 million (or 40%) increase in 2010 compared to 2009 was primarily due to an increase in consulting revenues in North America as a result of higher customer demand, increased utilization rates, and increased subscriptions.
The $2.7 million (or 4%) decrease in 2009 compared to 2008 was primarily due to our customers’ trend toward deferring spending and reducing education and consulting budgets. The decline occurred primarily in the first half of 2009 and stabilized subsequently during the second half as the macroeconomic environment improved.
We expect our revenues from consulting, education, and other services to increase in 2011 from the 2010 levels.

International Revenues
Our international revenues were $218.8 million (or 34% of total revenues) in 2010, $178.8 million (or 36% of total revenues) in 2009, and $158.6 million (or 35% of total revenues) in 2008, representing an increase of $40.0 million (or 22%) in 2010 from 2009 and an increase of $20.2 million (or 13%) in 2009 from 2008. International revenues in all major geographic regions increased in 2010 compared to 2009.
The $40.0 million (or 22%) increase in 2010 from 2009 was primarily due to an increase in international license revenues in Europe and Asia Pacific and an increase in maintenance revenue in all major geographic regions as a result of a larger and growing installed customer base.
The $20.2 million (or 13%) increase in 2009 from 2008 was primarily due to an increase in international maintenance revenue as a result of a larger and growing installed customer base, and an increase in international license and service revenues in Latin America and in Europe.
We expect international revenues as a percentage of total revenues in 2011 to be relatively consistent with 2010.

Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)
Our potential future revenues include (1) backlog consisting primarily of product license orders that have not shipped as of the end of a given quarter, (2) product license orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized based on cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter.  The increase, however, was less pronounced at the end of 2009. Aggregate backlog and deferred revenues at December 31, 2010 were approximately $215.9 million compared to $171.8 million at December 31, 2009. This increase in 2010 was primarily due to an increase in deferred maintenance revenues and an increase in license backlog. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Cost of license revenues	$4,485	$3,135	$3,291	43%	(5)%
Cost of service revenues	100,602	76,549	80,287	31%	(5)%
Amortization of acquired technology	13,342	7,950	4,125	68%	93%
Total cost of revenues	$118,429	$87,634	$87,703	35%	—%
Cost of license revenues, as a percentage of license revenues	2%	1%	2%	1%	(1)%
Cost of service revenues, as a percentage of service revenues	28%	27%	31%	1%	(4)%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $4.5 million (or 2% of license revenues) in 2010, $3.1 million (or 1% of license revenues) in 2009, and $3.3 million (or 2% of license revenues) in 2008. The $1.4 million (or 43%) increase in 2010 from 2009 was primarily due to a proportional increase in license revenues. The $0.2 million (or 5%) decrease in 2009 from 2008 was primarily due to the smaller proportion of royalty based products being shipped in 2009.
We expect that our cost of license revenues as a percentage of license revenues in 2011 to be consistent with or slightly higher than 2010 levels.
Cost of Service Revenues
Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to postal authorities and other third parties for content and hosting costs for our subscription services. Cost of service revenues was $100.6 million (or 28% of service revenues) in 2010, $76.5 million (or 27% of service revenues) in 2009, and $80.3 million (or 31% of service revenues) in 2008.
The $24.1 million (or 31%) increase in 2010 from 2009 was primarily due to a $13.6 million increase in personnel related costs, a $6.0 million increase in subcontractor fees, a $2.3 million increase in reimbursable expenses, and a $0.5 million increase in stock compensation. The majority of these increases were driven by increased demand for our consulting and education services in 2010 compared to 2009.
The $3.7 million (or 5%) decrease in 2009 from 2008 was primarily due to a $1.6 million reduction in reimbursable expenses, a $1.2 million reduction in subcontractor fees, and $1.1 million reduction in personnel related costs related to consulting and education services, offset by a $0.2 million increase in stock-based compensation. The reduction in consulting and education services costs is as a result of corresponding lower revenues in consulting and education services in 2009 compared to 2008.
We expect that our cost of service revenues, in absolute dollars, to increase in 2011 from the 2010 levels, mainly due to headcount increases associated with increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2011 to remain relatively consistent with 2010 levels.
Amortization of Acquired Technology
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $13.3 million, $8.0 million, and $4.1 million in 2010, 2009, and 2008, respectively. The $5.4 million (or 68%) increase in 2010 from 2009 is the result of amortization of certain technologies that we acquired from the acquisitions of Applimation, AddressDoctor, Agent Logic, Siperian, and 29West in 2009 and 2010. The $3.8 million (or 93%) increase in 2009 from 2008 was the result of amortization of certain technologies that we acquired from the acquisitions of Identity Systems, Applimation, AddressDoctor, and Agent Logic in 2008 and 2009.
We expect the amortization of acquired technology to be approximately $18.9 million in 2011 before the effect of any potential future acquisitions subsequent to December 31, 2010.

Operating Expenses
Research and Development

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Research and development	$106,043	$78,352	$72,522	35%	8%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $106.0 million (or 16% of total revenues), $78.4 million (or 16% of total revenues), and $72.5 million (or 16% of total revenues), for 2010, 2009, and 2008, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $27.7 million million (or 35%) increase in 2010 from 2009 was primarily due to a $24.2 million increase in personnel related costs, partially related to acquisitions, and a $3.5 million increase in general overhead costs. The increase in personnel-related costs includes an increase in headcount in 2010 from 2009 and additional stock-based compensation costs.
The $5.8 million (or 8%) increase in 2009 from 2008 was primarily due to a $7.3 million increase in personnel related costs, partially related to acquisitions, partially offset by a $1.5 million reduction in general overhead costs. The increase in personnel-related costs includes an increase in headcount in 2009 from 2008 and additional stock-based compensation costs.
We expect research and development expenses as a percentage of total revenues in 2011 to remain relatively consistent with 2010 levels.
Sales and Marketing

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Sales and marketing	$245,498	$192,747	$177,339	27%	9%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $245.5 million (or 38% of total revenues), $192.7 million (or 38% of total revenues), and $177.3 million (or 39% of total revenues) for 2010, 2009, and 2008, respectively. The sales and marketing expenses as a percentage of total revenues did not change for 2010 compared to 2009, and declined by 1% for 2009 compared to 2008.
The $52.8 million (or 27%) increase from 2009 to 2010 was primarily due to a $45.8 million increase in personnel-related costs, which include sales commissions, stock-based compensation, and headcount growth from 611 in 2009 to 720 in 2010.
The $15.4 million (or 9%) increase from 2008 to 2009 was primarily due to a $13.0 million increase in personnel-related costs, which include sales commissions, stock-based compensation, and headcount growth from 572 in 2008 to 611 in 2009.
We expect sales and marketing expenses as a percentage of total revenues in 2011 to remain relatively consistent with or decrease slightly from 2010 levels. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
General and administrative	$46,273	$41,449	$37,411	12%	11%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses were $46.3 million (or 7% of total revenues), $41.4 million (or 8% of total revenues), and $37.4 million (or 8% of total revenues) for the years ended December 31, 2010, 2009, and 2008, respectively. The general and administrative expenses as percentage of total revenues declined by 1% for the year ended December 31, 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses, as well as implementation of certain cost containment programs.
General and administrative expenses increased by $4.8 million (or 12%) in 2010 from 2009. The increase over 2009 was driven by an increase in personnel-related costs (including stock-based compensation) of $6.0 million offset by a $1.5 million decrease in outside services. The increase in personnel-related costs of $6.0 million was due to headcount growth in 2010 from 2009 and additional expenses related to performance based bonuses and stock-based compensation.

General and administrative expenses increased by $4.0 million (or 11%) in 2009 from 2008. The increase over 2008 was driven by an increase in personnel-related costs of $2.2 million and a $2.7 million increase in outside services as a result of legal fees for patent litigation and acquisition related costs. This increase was partially offset by a $0.9 million decrease in bad debt expense. The increase in personnel-related costs of $2.2 million was due to headcount growth in 2009 from 2008 and additional expenses related to performance based bonuses and stock-based compensation.
We expect general and administrative expenses as a percentage of total revenues in 2011 to remain relatively consistent with or decrease slightly from 2010 levels.
Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2,009 to 2010	2,008 to 2009
	(In thousands, except percentages)
Amortization of intangible assets	$9,539	$10,051	$4,575	(5)%	120%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets were $9.5 million, $10.1 million, and $4.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.
The decrease of $0.5 million in amortization of intangible assets for the year ended December 31, 2010 compared to 2009 was primarily due to certain intangibles from prior acquisitions that were fully amortized during 2010.
The increase of $5.5 million in amortization of intangible assets for the year ended December 31, 2009 compared to 2008 was the result of amortization of intangibles that we acquired from the acquisitions of Identity Systems, PowerData, Applimation, AddressDoctor, and Agent Logic in 2008 and 2009.
We expect amortization of the remaining intangible assets in 2011 to be approximately $7.7 million, before the impact of any amortization for any possible intangible assets acquired as part of the pending or any future acquisitions subsequent to December 31, 2010.
Facilities Restructuring Charges

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Facilities restructuring charges	$1,133	$1,661	$3,018	(32)%	(45)%
In 2010, we recorded $1.1 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $2.4 million of accretion charges, offset by an adjustment of $1.5 million due to changes in our assumed sublease income.
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
As of December 31, 2010, $38.9 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $13.2 million in 2010, $11.7 million in 2009, and $11.1 million in 2008. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2010, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.6 million in 2010, $1.5 million in 2009, and $1.6 million in 2008. Actual future cash requirements may differ from the restructuring liability balances as of December 31, 2010 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
Acquisitions and Other

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Acquisitions and other	$1,326	$(570)	$390	333%	(246)%
In 2010, acquisition and other expenses of $1.3 million consisted of a $2.3 million reduction in fair value of an acquisition liability offset by $3.6 million in charges. The $3.6 million in charges include $2.2 million for legal and bankers' fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.
In 2009, acquisition and other expenses include a $0.6 million reduction in fair value of an acquisition liability.
In 2008, in conjunction with our acquisition of Identity Systems, we recorded in-process research and development (IPR&D) charges of $0.4 million. The IPR&D charges were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified.
Patent Related Litigation Proceeds Net of Patent Contingency Accruals
We recorded $11.5 million for patent litigation proceeds net of accruals for patent litigation in 2009.

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Interest income	$3,904	$5,867	$14,092	(33)%	(58)%
Interest expense	(6,568)	(6,602)	(7,221)	(1)%	(9)%
Other income, net	1,978	1,184	866	67%	37%
Interest and other income (expense), net	$(686)	$449	$7,737	(253)%	(94)%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other income

(expense), net was $(0.7) million, $0.4 million, and $7.7 million in 2010, 2009, and 2008, respectively.
The decrease of $1.1 million (or 253%) in 2010 from 2009 was primarily due to a $2.0 million decrease in interest income due primarily to lower investment yields and, to a lesser degree, a decline in the average portfolio balance, a $0.5 million decrease in foreign exchange gains, a decrease of $0.3 million of gain on early extinguishment of debt, and a $0.1 million decrease in gain on disposition of investment securities, which were partially offset by a $1.8 million gain recognized from the sale of our investment in an equity interest.
The decrease of $7.3 million (or 94%) in 2009 from 2008 was primarily due to a $8.2 million decrease in interest income due to lower investment yields, a decrease of $0.7 million of gain on early extinguishment of debt, partially offset by $0.6 million decrease in interest expense due to the repurchase of $20.0 million Convertible Senior Notes in the first quarter of 2009, $0.3 million increase in gain on disposition of securities, $0.2 million increase in foreign exchange gains, $0.2 million decrease in loss related to liquidation of a branch office, and $0.3 million decrease in other expenses.

Income Tax Provision

	Years Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)
Income tax provision	$34,825	$25,607	$35,993	36%	(29)%
Effective tax rate	29%	29%	39%	—%	(10)%
Our effective tax rates were 29%, 29%, and 39% for 2010, 2009, and 2008, respectively. The effective tax rate of 29% for 2010 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and a prior year tax return true-up offset by compensation expense related to non-deductible stock-based compensation and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.
The effective tax rate of 29% for 2009 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits and a prior year tax return true-up offset by compensation expense related to non-deductible stock-based compensation, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions.
The effective tax rate of 39% for 2008 differed from the federal statutory rate of 35% primarily due to the nondeductibility of stock-based compensation as well as the accrual of reserves related to uncertain tax positions offset by the tax credits and tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world.

Our effective tax rate in 2011 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of December 31, 2010, we had $470.9 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of December 31, 2010, we had $220.0 million available for borrowing under the Credit Agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes, and acquire businesses and technologies to expand our product offerings.

The following table summarizes our cash flows for 2010, 2009, and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash provided by operating activities	$131,828	$76,869	$99,895
Cash used in investing activities	$(132,065)	$(117,032)	$(82,867)
Cash provided by (used in) financing activities	$52,786	$18,332	$(32,094)
Operating Activities:  Cash provided by operating activities in 2010 was $131.8 million, representing an increase of $55.0 million from 2009. This increase resulted primarily from a $22.1 million increase in net income, a $15.0 million increase in adjustments for non-cash expenses, a $23.8 million increase in deferred revenues, a $19.1 million increase in accounts payable and accrued liabilities, and a $3.5 million decrease in prepaids and other assets, which were offset by an $8.0 million increase in accounts receivable due to a higher amount of billings which occurred toward the end of 2010 and a $20.6 million decrease in income taxes payable. We recognized the excess tax benefits from stock-based compensation of $22.9 million during the year ended December 31, 2010. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $23.3 million during the year ended December 31, 2010. Our “days sales outstanding” in accounts receivable increased from 67 days at December 31, 2009 to 68 days at December 31, 2010, due to a slightly higher amount of billings which occurred toward the end of 2010, compared to 2009. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.
Cash provided by operating activities in 2009 was $76.9 million, representing a decrease of $23.0 million from 2008. This decrease resulted primarily from an increase in accounts receivable due to a higher amount of billings which occurred toward the end of 2009 and a decrease in income taxes payable, payments to reduce our accrual for excess facilities and accrued liabilities, and excess tax benefits from stock-based compensation. We recognized the excess tax benefits from stock-based compensation for $8.7 million during the year ended December 31, 2009. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $17.2 million during the year ended December 31, 2009. Our “days sales outstanding” in accounts receivable increased from 64 days at December 31, 2008 to 67 days at December 31, 2009, due to a higher amount of billings which occurred toward the end of 2009, compared to 2008. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.
Cash provided by operating activities in 2008 was $99.9 million, representing an increase of $17.9 million from 2007. This increase resulted primarily from a $1.4 million increase in net income (adjusted for non-cash expenses), an increase in accounts receivable cash collections, an increase in income taxes payable, and an increase in accrued liabilities. These increases were offset by payments to reduce our accrual for excess facilities and excess tax benefits from stock-based compensation. We recognized the excess tax benefits from stock-based compensation for $5.1 million during the year ended December 31, 2008. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $25.5 million during the year ended December 31, 2008. Our “days sales outstanding” in accounts receivable increased from 58 days at December 31, 2007 to 64 days at December 31, 2008, due to a higher amount of billings which occurred toward the end of 2008, compared to 2007. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash used in investing activities were $132.1 million, $117.0 million, and $82.9 million in 2010, 2009, and 2008, respectively. We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
We have identified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the credit rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds and marketable debt securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.
We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.
In March 2008, we invested $3.0 million in the preferred stock of a privately held company that we accounted for on a cost basis. In May 2008, we acquired all of the issued and outstanding shares of Identity Systems, a Delaware corporation and a wholly owned subsidiary of Intellisync Corporation, for $85.6 million in cash, including transaction costs of $0.9 million and acquired cash of $5.8 million. In October 2008, Informatica Nederland B.V., a wholly owned subsidiary of Informatica, purchased all of the issued and outstanding shares of PowerData, a company organized under the laws of Spain for $7.1 million in cash, including transaction costs of $0.4 million.
In February 2009, we acquired all the capital stock of Applimation, a privately held company, in a cash merger transaction valued at approximately $37.2 million (including $1.6 million retention bonuses). In June 2009, we acquired all of the capital stock of AddressDoctor for $27.8 million. As part of the acquisition purchase price, we wrote off $0.3 million in prepaid royalties to AddressDoctor. In September 2009, we acquired all the capital stock of Agent Logic, which specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments, for $35 million, of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of 18 months, although a portion of the escrow funds were paid out in September 2010.
In January 2010, we acquired Siperian, a privately-held company, in a cash merger transaction valued at approximately $130 million, of which approximately $18.3 million was placed in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Siperian. As a result of this acquisition, we assumed certain facility leases and certain liabilities and commitments. The escrow fund will remain in place until July 28, 2011, although a portion of the escrow funds were paid out in February 2011.
In February 2010, we made a $1.5 million investment in the preferred stock of another privately-held company, which was classified as Level 3 for fair value measurement purposes.
In March 2010, we acquired 29West, a privately-held company, in a stock purchase transaction valued at approximately $50 million, of which approximately $7 million was placed in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by 29West. The escrow fund will remain in place until September 22, 2011.
In December 2010, we paid $2.0 million to acquire the software technology assets of a privately-held company, and we may pay up to an additional $1.2 million in consideration if certain license order thresholds are met by December 31, 2011.
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities in 2010 was $52.8 million due to the proceeds received from the issuance of common stock to option holders and participants of our ESPP program for $57.6 million and $22.9 million of excess tax benefits from stock-based compensation. These amounts were offset by repurchases and retirement of our common stock for $23.8 million, withholding taxes for restricted stock units net share settlement of $2.0 million, and payment of issuance costs on the credit facility of $1.9 million.
Net cash provided by financing activities in 2009 was $18.3 million due to the proceeds we received from the issuance of common stock to option holders and participants of our ESPP program for $41.7 million and $8.7 million of excess tax benefits from stock-based compensation. These amounts were offset by repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million and $12.8 million, respectively.
Net cash used in financing activities in 2008 was $32.1 million due to repurchases and retirement of our common stock for $57.0 million and our Convertible Senior Notes for $7.8 million. These repurchases were offset by the issuance of common stock to option holders and to participants of our ESPP program for $27.6 million, and $5.1 million of excess tax benefits from stock-based compensation.
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
In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50.0 million of our common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75.0 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of its outstanding Convertible Senior Notes (the "Notes") due in 2026

in privately negotiated transactions with holders of the Notes. In January 2010, our Board of Directors authorized an additional $50.0 million for the repurchase of our common stock and Notes. This repurchase program does not have an expiration date.
From April 2007 to December 31, 2010, the Company repurchased 7,232,715 shares of its common stock at a cost of $121.2 million and $29.0 million of its outstanding Notes at a cost of $27.3 million. We have $26.5 million available to repurchase additional shares of our common stock or redeem our Convertible Senior Notes under this program as of December 31, 2010. In January 2011, our Board of Directors authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program.
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
We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions, and may raise such additional funds through public or private equity or debt financing or from other sources. After March 15, 2011, we may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Further, on March 15, 2011 and then upon March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control, holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principal amount of the Notes plus any accrued and unpaid interest as of the relevant date. In February 2011, we called for redemption on March 18, 2011 all of the remaining Notes. While we expect holders to convert the Notes into shares prior to the redemption date, if our stock price declines and the interest rates rise significantly, we may be required to settle the Notes in cash. If we are unable to meet the obligations out of cash flows from operations or other available funds, we may need to raise additional funds through public or private debt or equity financings. We may not be able to borrow money or sell more of our equity securities to meet our cash needs for reasons including the tightening of the capital markets. Even if we are able to do so, it may not be on terms that are favorable or reasonable to us.
Credit Agreement

In September 2010, we entered into a Credit Agreement (the Credit Agreement) that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of December 31, 2010 and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of December 31, 2010. For further information, see Note 6. Borrowings of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2010, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2011	2012 and 2013	2014 and 2015	2016 and Beyond
Operating lease obligations:
Operating lease payments	$87,395	$28,031	$49,518	$8,044	$1,802
Future sublease income	(5,850)	(3,423)	(2,427)	—	—
Net operating lease obligations	81,545	24,608	47,091	8,044	1,802
Debt obligations:
Principal payments*	200,693	—	—	—	200,693
Interest payments	93,322	6,021	12,042	12,042	63,217
Other obligations**	1,736	881	855	—	—
Total	$377,296	$31,510	$59,988	$20,086	$265,712
____________

*
Holders of the Notes may require us to repurchase all or a portion of their Notes at a purchase price in cash equal to the full principle amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. We have the right to redeem some or all of the Notes after March 15, 2011. In February 2011, we called for redemption on March 18, 2011 all of the remaining Notes.

**	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
Our contractual obligations at December 31, 2010 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $3.4 million, $3.5 million, and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.
The above commitment table does not include approximately $12.7 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 13. Income Taxes of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $44.9 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 11. Facilities Restructuring Charges and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Of these future minimum lease payments, we have $38.9 million recorded in accrued facilities restructuring charges at December 31, 2010. This accrual, in addition to minimum lease payments of $44.9 million, includes estimated operating expenses of $11.9 million, is net of estimated sublease income of $15.0 million, and is net of the present value impact of $2.9 million recorded in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe and Middle East, Asia-Pacific, Latin America, and Russia. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which uses euros as its functional currency. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the euro and British pound sterling, as well as our net position of monetary assets and monetary liabilities held by our foreign subsidiaries in their non-functional currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro, Indian rupee, Israeli shekel, Japanese yen, and Swiss franc.
Cash Flow Hedge Activities
We have attempted to minimize the impact of certain foreign currency fluctuations through initiation of certain cash flow hedge programs starting in the fourth quarter of 2008. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the euro, Indian rupee, and Israeli shekel. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.
The foreign exchange contracts initiated in the fourth quarter of 2009 expired in January 2011, and the Company entered into additional foreign exchange contracts in December 2010 under the Company’s hedging programs with monthly expiration dates through January 2012.
The table below presents the notional amounts of the foreign exchange forward contracts that Informatica committed to purchase in the fourth quarter of 2010 for euros, Indian rupees, and Israeli shekels, which were outstanding as of December 31, 2010 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased	Weighted Average Rate
Euro	20,160	—	$26,300	$—	0.7665
Indian rupee	—	932,000	—	20,032	46.5256
Israeli shekel	—	16,944	—	4,635	3.6557
	20,160	948,944	$26,300	$24,667
See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government and agency notes and bonds, corporate bonds, commercial paper and municipal securities. All investments are carried at market value, which approximates cost. See Note 3. Cash, Cash Equivalents, and Short-Term Investments of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
Cash equivalents and short-term investments	$273,777	$317,178
Average rate of return	1.0%	1.4%
Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2010, we had net unrealized gains of $0.3 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2010, the fair market value of the portfolio would change by approximately $2.5 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return in 2011.

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
Management assessed the effectiveness of Informatica’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2010, Informatica’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Informatica’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica’s internal control over financial reporting. Its report appears immediately after this report.

/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer and President
February 25, 2011

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer
and EVP, Global Customer Support
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
We have audited Informatica Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Informatica Corporation and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation

We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 25, 2011

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$208,899	$159,197
Short-term investments	262,047	305,283
Accounts receivable, net of allowances of $4,289 in 2010 and $3,454 in 2009	147,534	110,653
Deferred tax assets	22,664	23,673
Prepaid expenses and other current assets	32,321	15,251
Total current assets	673,465	614,057
Property and equipment, net	9,866	7,928
Goodwill	400,726	287,068
Other intangible assets, net	77,927	63,586
Long-term deferred tax assets	18,314	8,259
Other assets	9,343	8,724
Total assets	$1,189,641	$989,622
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,948	$4,274
Accrued liabilities	50,199	37,367
Accrued compensation and related expenses	56,315	41,523
Income taxes payable	—	12,949
Accrued facilities restructuring charges	18,498	19,880
Deferred revenues	172,559	139,629
Convertible senior notes	200,693	—
Total current liabilities	504,212	255,622
Convertible senior notes	—	201,000
Accrued facilities restructuring charges, less current portion	20,410	32,845
Long-term deferred revenues	6,987	4,531
Long-term deferred tax liabilities	311	516
Long-term income taxes payable	12,739	11,995
Total liabilities	544,659	506,509
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 94,461 shares and 90,092 shares issued and outstanding at December 31, 2010 and 2009, respectively	94	90
Additional paid-in capital	514,365	434,262
Accumulated other comprehensive loss	(5,530)	(968)
Retained earnings	136,053	49,729
Total stockholders’ equity	644,982	483,113
Total liabilities and stockholders’ equity	$1,189,641	$989,622
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
License	$295,110	$214,322	$195,769
Service	354,966	286,371	259,930
Total revenues	650,076	500,693	455,699
Cost of revenues:
License	4,485	3,135	3,291
Service	100,602	76,549	80,287
Amortization of acquired technology	13,342	7,950	4,125
Total cost of revenues	118,429	87,634	87,703
Gross profit	531,647	413,059	367,996
Operating expenses:
Research and development	106,043	78,352	72,522
Sales and marketing	245,498	192,747	177,339
General and administrative	46,273	41,449	37,411
Amortization of intangible assets	9,539	10,051	4,575
Facilities restructuring charges	1,133	1,661	3,018
Acquisitions and other	1,326	(570)	390
Patent related litigation proceeds net of patent contingency accruals	—	—	(11,495)
Total operating expenses	409,812	323,690	283,760
Income from operations	121,835	89,369	84,236
Interest income	3,904	5,867	14,092
Interest expense	(6,568)	(6,602)	(7,221)
Other income, net	1,978	1,184	866
Income before income taxes	121,149	89,818	91,973
Income tax provision	34,825	25,607	35,993
Net income	$86,324	$64,211	$55,980
Basic net income per common share	$0.93	$0.73	$0.64
Diluted net income per common share	$0.83	$0.66	$0.58
Shares used in computing basic net income per common share	92,361	87,991	88,109
Shares used in computing diluted net income per common share	109,083	103,312	103,278
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2007	87,475	$87	$377,277	$5,640	$(70,462)	$312,542
Components of comprehensive income:
Net income	—	—	—	—	55,980	55,980
Foreign currency translation adjustment	—	—	—	(10,090)	—	(10,090)
Unrealized gain on investments	—	—	—	658	—	658
Cash flow hedging gains	—	—	—	51	—	51
Comprehensive income						46,599
Common stock options exercised	2,313	3	19,112	—	—	19,115
Common stock issued under employee stock purchase plan	669	1	8,466	—	—	8,467
Stock-based compensation	—	—	16,321	—	—	16,321
Tax benefit of stock-based compensation	—	—	9,907	—	—	9,907
Repurchase and retirement of common stock	(3,797)	(4)	(56,992)	—	—	(56,996)
Balances, December 31, 2008	86,660	87	374,091	(3,741)	(14,482)	355,955
Components of comprehensive income:
Net income	—	—	—	—	64,211	64,211
Foreign currency translation adjustment	—	—	—	3,562	—	3,562
Unrealized loss on investments	—	—	—	(647)	—	(647)
Cash flow hedging loss	—	—	—	(142)	—	(142)
Comprehensive income						66,984
Common stock options exercised	3,473	3	33,150	—	—	33,153
Common stock issued under employee stock purchase plan	791	1	8,543	—	—	8,544
Stock-based compensation	—	—	17,926	—	—	17,926
Tax benefit of stock-based compensation	—	—	13,386	—	—	13,386
Repurchase and retirement of common stock	(832)	(1)	(12,834)	—	—	(12,835)
Balances, December 31, 2009	90,092	90	434,262	(968)	49,729	483,113
Components of comprehensive income:
Net income	—	—	—	—	86,324	86,324
Foreign currency translation adjustment	—	—	—	(4,294)	—	(4,294)
Unrealized loss on investments	—	—	—	(75)	—	(75)
Cash flow hedging loss	—	—	—	(193)	—	(193)
Comprehensive income						81,762
Common stock options exercised	4,250	4	46,324	—	—	46,328
Common stock issued under employee stock purchase plan	625	1	11,230	—	—	11,231
Restricted stock units vested	290	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(76)	—	(1,990)	—	—	(1,990)
Stock-based compensation	—	—	23,438	—	—	23,438
Tax benefit of stock-based compensation	—	—	24,580	—	—	24,580
Repurchase and retirement of common stock	(735)	(1)	(23,782)	—	—	(23,783)
Conversion of convertible senior notes	15	—	303	—	—	303
Balances, December 31, 2010	94,461	$94	$514,365	$(5,530)	$136,053	$644,982
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$86,324	$64,211	$55,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,095	5,513	5,618
Allowance for (recovery of) doubtful accounts	(30)	320	1,268
Gain on sale of investment in equity interests	(1,824)	—	—
Gain on early extinguishment of debt	—	(337)	(1,015)
Stock compensation	23,438	17,926	16,321
Deferred income taxes	3,847	(8,189)	(10,874)
Tax benefits from stock compensation	24,580	13,386	9,907
Excess tax benefits from stock compensation	(22,881)	(8,670)	(5,094)
Amortization of intangible assets and acquired technology	22,881	18,001	8,700
Non-cash facilities restructuring charges	1,133	1,661	3,018
Other non-cash items	(2,146)	504	370
Changes in operating assets and liabilities:
Accounts receivable	(27,585)	(19,631)	(5,959)
Prepaid expenses and other assets	555	(2,988)	3,298
Accounts payable and accrued liabilities	3,317	(11,742)	7,153
Accrued compensation and related expenses	12,814	7,264	(4,907)
Income taxes payable	(16,944)	3,617	13,210
Accrued facilities restructuring charges	(14,789)	(13,239)	(12,628)
Deferred revenues	33,043	9,262	15,529
Net cash provided by operating activities	131,828	76,869	99,895
Investing activities:
Purchases of property and equipment	(7,226)	(3,303)	(4,728)
Purchases of investments	(347,240)	(462,440)	(468,880)
Purchases of patent	—	(2,420)	(1,300)
Purchase of investment in equity interest	(1,500)	—	(3,000)
Sale of investment in equity interest	4,824	—	—
Maturities of investments	281,422	382,791	394,469
Sales of investments	108,927	54,364	75,536
Business acquisitions, net of cash acquired	(171,272)	(86,024)	(86,980)
Transfer from restricted cash	—	—	12,016
Net cash used in investing activities	(132,065)	(117,032)	(82,867)
Financing activities:
Net proceeds from issuance of common stock	57,559	41,697	27,582
Repurchases and retirement of common stock	(23,783)	(12,835)	(56,996)
Repurchases of convertible senior notes	—	(19,200)	(7,774)
Withholding taxes related to restricted stock units net share settlement	(1,990)	—	—
Payment of issuance costs on credit facility	(1,881)	—	—
Excess tax benefits from stock compensation	22,881	8,670	5,094
Net cash provided by (used in) financing activities	52,786	18,332	(32,094)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,847)	1,154	(8,721)
Net increase (decrease) in cash and cash equivalents	49,702	(20,677)	(23,787)
Cash and cash equivalents at beginning of the year	159,197	179,874	203,661
Cash and cash equivalents at end of the year	$208,899	$159,197	$179,874
Supplemental disclosures:
Interest paid	$6,030	$6,290	$6,952
Income taxes paid, net of refunds	$23,342	$17,162	$25,537
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(75)	$(647)	$658
Conversion of convertible senior notes	$303	$—	$—
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Business
Informatica Corporation ("Informatica" or the "Company") was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is the leading independent provider of enterprise data integration and data quality software and services. The Company's mission is to enable organizations to gain a competitive advantage from all their information assets to drive their top business imperatives and information technology initiatives. The Company's software solutions include a comprehensive set of technologies to enable a wide variety of complex enterprise-wide data integration initiatives, including: enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration.

2.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require the Company to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company's consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
Cash and Cash Equivalents
The Company considers highly liquid investment securities with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of commercial paper, money market funds, and federal agency and U.S. government notes and bonds with insignificant interest rate risk. Cash and cash equivalents are stated at cost, which approximates fair value.
Allowance for Doubtful Accounts
The Company makes estimates as to the overall collectability of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company records the adjustment in general and administrative expense. At December 31, 2010 and 2009, the Company’s allowance for doubtful accounts was $4.3 million and $3.5 million, respectively.
Investments
Investments are comprised of marketable debt securities, which consist primarily of commercial paper, corporate notes and bonds, U.S. government and agency notes and bonds, and municipal securities with original maturities beyond 90 days. All marketable debt securities are held in the Company’s name and managed by external investment managers. The Company’s marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company classifies all available-for-sale marketable debt securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income (loss) into earnings using the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also has investments in privately-held companies that are accounted for under the cost method and included in other non-current assets. The carrying value of these investments was $1.5 million and $3.0 million at December 31, 2010 and 2009, respectively. The Company made a $1.5 million investment in the preferred stock of a privately-held company in February 2010. During the first quarter of 2010, the Company received $4.8 million for its $3.0 million investment in another privately-held company due to the acquisition of such company by a third party. As a result of this transaction, the Company recorded a gain of $1.8 million in other income for the year ended December 31, 2010.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from one to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.
Software Development Costs
The Company accounts for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed. Software development costs are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon completion of a working model. Through December 31, 2010, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.
Pursuant to the ASC 350-40, Intangibles - Goodwill and Other, Internal - Use Software, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market the software. The Company did not have any capitalized software developments costs for the years ended December 31, 2010, 2009, and 2008.
Goodwill
The Company tests goodwill for impairment annually on October 31 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with the Company’s assessment that it has only one reporting segment, the Company has determined that it has only one reporting unit and tests goodwill for impairment at the entity level. The Company tests its goodwill using the two-step process required by ASC 350. In the first step, the Company compares the carrying amount of the reporting unit to the fair value based on quoted market prices of the Company’s common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the Company compares the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any.
The Company performed its annual goodwill impairment tests as of October 31, 2010 and 2009, and concluded that there was no impairment.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any impairment charges of long-lived assets in 2010, 2009, or 2008.
Business Combinations
In 2009, the Company adopted ASC 805, Business Combinations, which revised the accounting guidance for acquisitions in comparison to prior years. The guidance requires the Company to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition fair values of the assets acquired and the liabilities assumed. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

restructuring liabilities, and pre-acquisition contingencies.
In connection with the purchase price allocations for acquisitions, the Company estimates the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical costs related to fulfilling the obligations. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations.
As a result of the adoption of the revised accounting guidance in ASC 805, the Company's accounting for acquisitions in 2009 and after in comparison to the accounting for acquisitions prior to 2009 differ. Under the new accounting pronouncement, the Company expenses transaction costs and restructuring expenses related to the acquisition as incurred. Prior to 2009, direct transaction costs were included as part of the purchase price, and restructuring expenses were included as part of the assumed obligations in deriving the purchase price allocation. Further, pursuant to ASC 805, the Company identifies pre-acquisition contingencies and determines their respective fair values as of the end of the purchase price allocation period. The Company records any adjustments to pre-acquisition contingencies in the Company's operating results in the period in which the adjustment is determined. Furthermore, any adjustments to estimates of acquisition related tax contingencies are recorded to goodwill during the measurement period and in the Company's operating results after the conclusion of the measurement period. Prior to 2009, any such adjustments were included as part of the purchase price allocation. Moreover, the Company identifies in-process research and development costs, determines their respective fair values, and includes them as part of the purchase price allocation. In-process research and development costs, under the new guidance, meet the definition of an asset, and the Company classifies them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired. Prior to 2009, in-process research and development was expensed at the acquisition date.
Fair Value Measurement of Financial Assets and Liabilities
ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Unadjusted quoted prices in active markets for identical assets or liabilities;

•	Level 2. Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable through correlation with market data; and

•	Level 3. Unobservable inputs that are supported by little or no market data, which require the reporting entity to develop its own assumptions.
Further, ASC 820 allows the Company to measure the fair value of its financial assets and liabilities based on one or more of the three following valuation techniques:

•	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

•	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing, and excess earnings models).

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value measurement classification of Informatica as of December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$2,231	$2,231	$—	$—
Marketable debt securities (2)	271,546		271,546	—
Total money market funds and marketable debt securities	273,777	2,231	271,546	—
Foreign currency derivatives (3)	152	—	152	—
Total	$273,929	$2,231	$271,698	$—
Liabilities:
Foreign currency derivatives (4)	$569	$—	$569	$—
Convertible senior notes	452,663	452,663	—	—
Total	$453,232	$452,663	$569	$—
The following table summarizes the fair value measurement classification of Informatica as of December 31, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$10,895	$10,895	$—	$—
Marketable debt securities (2)	306,283	—	306,283	—
Total money market funds and marketable debt securities	317,178	10,895	306,283	—
Foreign currency derivatives (3)	1	—	1	—
Total	$317,179	$10,895	$306,284	$—
Liabilities:
Foreign currency derivatives (4)	$206	$—	$206	$—
Convertible senior notes	257,055	257,055	—	—
Total	$257,261	$257,055	$206	$—
____________________

(1)	Included in cash and cash equivalents on the consolidated balance sheets.

(2)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

(3)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(4)	Included in other liabilities on the consolidated balance sheets.
Marketable Debt Securities and Convertible Senior Notes
The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 marketable securities, financial assets, and Convertible Senior Notes liabilities.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.
The Company uses the following methodology to determine the fair value of its U.S. government and agency notes and bonds, municipal securities, and corporate notes and bonds aggregating $246.1 million and $280.3 million at December 31, 2010 and 2009, respectively. These securities generally have market prices from multiple sources; therefore, the Company uses a “consensus price” or a weighted average price for each security. Market prices for these securities are received from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value.
The Company uses the following methodology to determine the fair value of its commercial paper and certificates of deposit aggregating $25.4 million and $26.0 million at December 31, 2010 and 2009, respectively. The Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the marketplace, the price on that subsequent transaction clearly reflects the market price on that day, and Informatica will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.
The Company has classified its convertible debt as Level 1 since it has quoted prices available in active markets. The estimated fair value of the Company’s Convertible Senior Notes as of December 31, 2010 and 2009 was based on the Over-the-Counter market closing prices as of December 23, 2010 and December 18, 2009 (the last trading days of the respective periods), which were $45.11 per share or $452.7 million and $25.58 per share or $257.1 million, respectively.
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of 13 months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
See Note 9. Accumulated Other Comprehensive Income, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.
Fair Value of Financial Instruments, Concentrations of Credit Risk, and Credit Evaluations
The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their respective carrying amounts due to their short-term maturity.
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments in marketable debt securities, and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with financial institutions with high credit standing.
The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The Company evaluates its counterparties associated with the Company’s foreign exchange forward contracts at least quarterly as part of its cash flow hedge program. Since all these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk.
Revenue Recognition
The Company derives its revenues from software license fees, maintenance fees, and professional services, which consist of consulting and education services. The Company recognizes revenue in accordance with ASC 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other authoritative accounting literature.
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
Fee is fixed or determinable.  The Company considers arrangements with extended payment terms not to be fixed or determinable. If the license fee in an arrangement is not fixed or determinable, revenue is recognized as payments become due. Revenue arrangements with resellers and distributors are recognized on a sell-through basis. The Company’s standard agreements do not contain product return rights.
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
The Company’s software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other revenues, primarily consisting of \subscriptions for address validation and cloud services (which are not material for any period presented), are generally recognized as the services are delivered.
Deferred revenues include deferred license, maintenance, consulting, education, and other services revenues. For customers not deemed credit-worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.
Facilities Restructuring Charges
The Company adopted ASC 420, Exit or Disposal Cost Obligations (formerly FAS 146), effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with ASC 420. The Company applied ASC 420for its 2004 Restructuring Plan while its 2001 Restructuring Plan was accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination and other applicable pre-existing guidance. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements.
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
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units ("RSUs"), and stock purchased under the Company's Employee Stock Purchase Plan. Stock-based compensation expense is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over the requisite service period. See Note 8. Stock-Based Compensation for a description of the Company's stock-based compensation plans and more information on the assumptions used to calculate the fair value of stock-based awards.
Shipping and Handling Costs
Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred in cost of license revenues in the Company’s results of operations.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were negligible for the years ended December 31, 2010, 2009, and 2008.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. Effective January 1, 2007, the Company adopted the guidance in ASC 740 to account for any income tax contingencies. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated with the exception of revaluing deferred taxes for California relating to 2011 and thereafter.
As part of the process of preparing consolidated financial statements, we estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable, and to the extent we believe that a deferred tax asset is not likely to be realized, we must establish a valuation allowance. In assessing the need for any additional valuation

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowance, we considered all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"), which requires a vendor to allocate revenue to each unit of accounting in many arrangements involving multiple deliverables based on the relative selling price of each deliverable. It also changes the level of evidence of standalone selling price required to separate deliverables by allowing a vendor to make its best estimate of the standalone selling price of deliverables when more objective evidence of selling price is not available. The best estimate of the selling price can be used when VSOE or third-party evidence (TPE) of fair value is not available. Cloud services is a model of software deployment whereby a vendor licenses an application to customers for use as a service on demand and is within the scope of this ASU. The Company's revenue from cloud services is not material for any period presented. This ASU is effective for the arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt this ASU as of January 1, 2011, and the Company expects that its adoption will not materially impact the consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification ("ASU 2010-02"), which addresses implementation issues related to the changes in ownership provisions ASC 810-10. ASU 2010-02 is effective beginning in the first interim period or annual reporting period ending on or after December 15, 2009. The Company adopted ASU 2010-02 in the first quarter of 2010, and its adoption did not have an impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosure (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which requires new disclosures regarding transfers between Levels 1, 2, and 3 and the activity in Level 3 for fair value measurements. ASU 2010-06 also provides clarification to existing disclosures regarding fair value measurement disclosures for each class of assets and liabilities and valuation techniques. ASU 2010-06 and guidance for new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures related to activities in Level 3. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted ASU 2010-06 in its entirety as required in the first quarter of 2010.

In December 2010, the FASB issued Accountings Standards Update No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"), which modifies Step 1 of the goodwill impairment test. For reporting units with zero or negative carrying amounts, Step 2 of the goodwill impairment must be performed if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company will adopt ASU 2010-28 as of January 1, 2011. As the Company does not have a zero or negative carrying value, the Company expects that its adoption will not have an impact to the consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which clarifies the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this ASU expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt ASU 2010-29 as of January 1, 2011 and does not expect its adoption to have a material impact to the consolidated financial statements.

3.  Cash, Cash Equivalents, and Short-Term Investments
Investments are comprised of marketable debt securities, which consist primarily of commercial paper, U.S. government and agency notes and bonds, corporate notes and bonds, and municipal securities with original maturities beyond 90 days.
Informatica applies the provisions of Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35) to its debt securities classified as available-for-sale and evaluates them for other-than-temporary impairment based on the following three criteria: (i) Informatica has decided to sell the debt security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) the Company does not expect to recover the security’s entire amortized cost basis from the present value of cash flows expected to be collected from the debt security (“credit loss”). In determining the amount of credit loss, the Company compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall that results from this comparison (credit loss) will be reflected as other income or expense in the consolidated statement of income. Further, Informatica also considers other factors such as industry analysts’ reports and credit ratings in addition to the above three criteria to determine the other-than-temporary impairment status of its investments.
If Informatica intends to sell an impaired debt security and it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is considered other-than-temporary and should be recognized in current earnings in an amount equal to the entire difference between fair value and amortized cost.
If a credit loss exists, but Informatica does not intend to sell the impaired debt security and it is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into (i) the estimated amount relating to credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.
Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.
Realized gains of $267,000, $418,000 and $92,000 were recognized for the years ended December 31, 2010, 2009, and 2008, respectively. The cost of securities sold was determined based on the specific identification method. The Company sold approximately $35 million of its investment in marketable debt securities in December 2009 in anticipation of its cash requirement for the acquisition of Siperian, Inc. in January 2010.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s investments as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$197,169	$—	$—	$197,169
Cash equivalents:
Money market funds	2,231	—	—	2,231
Federal agency notes and bonds	9,499	—	—	9,499
Total cash equivalents	11,730	—	—	11,730
Total cash and cash equivalents	208,899	—	—	208,899
Short-term investments:
Certificates of deposit	14,437	—	—	14,437
Commercial paper	10,977	—	—	10,977
Corporate notes and bonds	97,899	444	(86)	98,257
Federal agency notes and bonds	105,120	40	(140)	105,020
U.S. government notes and bonds	10,156	19	(10)	10,165
Municipal notes and bonds	23,205	5	(19)	23,191
Total short-term investments	261,794	508	(255)	262,047
Total cash, cash equivalents, and short-term investments*	$470,693	$508	$(255)	$470,946

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$147,302	$—	$—	$147,302
Cash equivalents:
Money market funds	10,895	—	—	10,895
Municipal notes and bonds	1,000	—	—	1,000
Total cash equivalents	11,895	—	—	11,895
Total cash and cash equivalents	159,197	—	—	159,197
Short-term investments:
Certificates of deposit	5,040	—	—	5,040
Commercial paper	20,953	—	—	20,953
Corporate notes and bonds	63,168	364	(42)	63,490
Federal agency notes and bonds	143,840	200	(252)	143,788
U.S. government notes and bonds	24,515	44	(10)	24,549
Municipal notes and bonds	47,387	88	(12)	47,463
Total short-term investments	304,903	696	(316)	305,283
Total cash, cash equivalents, and short-term investments*	$464,100	$696	$(316)	$464,480
____________________
*    Total estimated fair value above included $273.8 million and $317.2 million comprised of cash equivalents and short-term investments at December 31, 2010 and 2009, respectively.
In accordance with ASC 320, Investments – Debt and Equity Securities, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is other-than-temporary impaired.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$25,005	$(86)
Federal agency notes and bonds	62,193	(140)
U.S. government notes and bonds	1,974	(10)
Municipal notes and bonds	6,825	(19)
Total	$95,997	$(255)
Informatica did not have any investments in 2009 that were in a continuous unrealized loss position for periods greater than 12 months.
Informatica uses a market approach for determining the fair value of all its marketable debt securities and money market funds, which it has classified as Level 2 and Level 1, respectively. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2010 (in thousands):

	Cost	Fair Value
Due within one year	$165,625	$165,724
Due in one year to two years	64,366	64,604
Due after two years	43,533	43,449
Total	$273,524	$273,777

4.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2010 and 2009 (in thousands):

	Estimated	December 31,
	Useful Lives	2010	2009
Computer and equipment	1 - 5 years	$45,892	$42,771
Furniture and fixtures	3 years	5,215	5,226
Leasehold improvements	1 - 7 years	18,160	17,780
Total property and equipment		69,267	65,777
Less: Accumulated depreciation and amortization		(59,401)	(57,849)
Total property and equipment, net		$9,866	$7,928
Depreciation and amortization expense was $6.1 million, $5.5 million, and $5.6 million in 2010, 2009, and 2008, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.  Goodwill and Intangible Assets
The carrying amounts of the intangible assets other than goodwill as of December 31, 2010 and 2009 are as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2009	Additions	December 31, 2010	December 31, 2009	Expense	December 31, 2010	December 31, 2009	December 31, 2010	Average Useful Life
Developed and core technology	$55,350	$35,147	$90,497	$(22,048)	$(13,206)	$(35,254)	$33,302	$55,243	6 years
Customer relationships	31,426	2,075	33,501	(14,029)	(6,782)	(20,811)	17,397	12,690	5 years
Vendor relationships	7,908	—	7,908	(992)	(1,667)	(2,659)	6,916	5,249	5 years
Other:
Trade names	2,494	—	2,494	(835)	(451)	(1,286)	1,659	1,208	5 years
Covenants not to compete	2,000	—	2,000	(1,217)	(400)	(1,617)	783	383	5 years
Patents	3,720	—	3,720	(191)	(375)	(566)	3,529	3,154	10 years
Total intangible assets subject to amortization	$102,898	$37,222	$140,120	$(39,312)	$(22,881)	$(62,193)	$63,586	$77,927
Total amortization expense related to intangible assets was $22.9 million, $18.0 million, and $8.7 million in 2010, 2009, and 2008, respectively. Of the $22.9 million amortization of intangible assets recorded in 2010, $9.5 million was recorded in operating expenses and $13.4 million was recorded in cost of license revenues. Of the $18.0 million amortization of intangible assets recorded in 2009, $10.1 million was recorded in operating expenses and $7.9 million was recorded in cost of license revenues. Of the $8.7 million amortization of intangible assets recorded in 2008, $4.6 million was recorded in operating expenses and $4.1 million was recorded in cost of license revenues.
As of December 31, 2010, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
2011	$18,901	$7,684	$26,585
2012	17,139	5,713	22,852
2013	13,522	4,962	18,484
2014	4,251	2,300	6,551
2015	1,175	646	1,821
Thereafter	270	1,364	1,634
Total expected amortization expense	$55,258	$22,669	$77,927
The increase of $35.1 million in the gross carrying amount of developed and core technology was primarily due to the intangibles of $23.3 million and $9.8 million acquired from Siperian and 29West, respectively. The $23.3 million of developed and core technology acquired from Siperian includes $1.9 million reclassified from in-process research and development ("IPR&D") in September 2010. The Company recorded IPR&D of $1.9 million at the time of the Siperian acquisition in January 2010. The IPR&D capitalized costs were associated with software development efforts in process at the time of business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved in September 2010. The IPR&D was reclassified to developed technology and is being amortized over its useful life.
The increase of $2.1 million in the gross carrying amount of customer relationships was primarily due to the intangibles of $1.6 million and $0.6 million acquired from Siperian and 29West, respectively. See Note 20. Acquisitions of Notes to Consolidated Financial Statements for more information about the acquisitions of Siperian and 29West. In addition, $2.3 million of developed and core technology and $3.7 million of customer relationships at December 31, 2010 related to the Identity Systems and PowerData acquisitions were recorded in European local currencies; therefore, the gross carrying amount and accumulated amortization are subject to periodic translation adjustments.
The Company acquired certain customer relationships for $13.3 million from the acquisitions of Applimation, AddressDoctor, Agent Logic, Siperian, and 29West, which consist of software maintenance agreements. These renewable agreements are usually

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for a duration of one year and renewable afterwards. The costs of renewal of these contracts are reflected in the cost of service revenues.
The changes in the carrying amount of goodwill for 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Beginning balance	$287,068	$219,063
Goodwill from acquisitions	114,988	67,162
Subsequent goodwill adjustments	(1,330)	843
Ending balance	$400,726	$287,068
The increase in goodwill was primarily due to goodwill from the Siperian and 29West acquisitions of $78.4 million and $36.4 million, respectively. The goodwill acquired through the Siperian and 29West acquisitions is not deductible for tax purposes. See Note 20. Acquisitions for a further discussion.
Subsequent goodwill adjustments primarily include earn-out payments, foreign currency translation, and other adjustments for prior acquisitions. As part of the PowerData acquisition in 2008, the Company is obligated to pay certain variable and deferred earn-out payments in 2008, 2009, and 2010 based on the percentage of license revenues recognized subsequent to the acquisition. The acquisition occurred prior to the adoption of the new accounting guidance in ASC 805, so the Company considers these earn-outs as additional contingent consideration and records them in goodwill as they occur. The Company recorded an earn-out of $0.5 million and $0.8 million as additional goodwill in 2010 and 2009, respectively. In addition, the Company recorded adjustments of $(1.8) million and $47,000 for the years ended December 31, 2010 and 2009, respectively, primarily due to foreign currency translation and other adjustments for prior acquisitions.

6.  Borrowings
Convertible Senior Notes
On March 8, 2006, the Company issued and sold Convertible Senior Notes (the "Notes") with an aggregate principal amount of $230 million due 2026. The Company pays interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes is initially convertible, at the option of the holders, into 50 shares of our common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ Global Select Market of $15.47 on March 7, 2006. The conversion rate is subject to certain adjustments. The conversion rate initially represents a conversion price of $20.00 per share. After March 15, 2011, the Company may from time to time redeem the Notes, in whole or in part, for cash, at a redemption price equal to the full principal amount of the Notes, plus any accrued and unpaid interest. Holders of the Notes may require the Company to repurchase all or a portion of their Notes at a purchase price in cash equal to the full outstanding principal amount of the Notes plus any accrued and unpaid interest on March 15, 2011, March 15, 2016, and March 15, 2021, or upon the occurrence of certain events including a change in control. In February 2011, we called for redemption on March 18, 2011 all of the remaining Notes.
Pursuant to a Purchase Agreement (the "Purchase Agreement"), the Notes were sold for cash consideration in a private placement to an initial purchaser, UBS Securities LLC, an “accredited investor,” within the meaning of Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the private placement exemption afforded by Section 4(2) of the Securities Act. The initial purchaser reoffered and resold the Notes to “qualified institutional buyers” under Rule 144A of the Securities Act without being registered under the Securities Act, in reliance on applicable exemptions from the registration requirements of the Securities Act. In connection with the issuance of the Notes, the Company filed a shelf registration statement with the SEC for the resale of the Notes and the common stock issuable upon conversion of the Notes. The Company also agreed to periodically update the shelf registration and to keep it effective until the earlier of the date the Notes or the common stock issuable upon conversion of the Notes is eligible to be sold to the public pursuant to Rule 144 of the Securities Act or the date on which there are no outstanding registrable securities. The Company has evaluated the terms of the call feature, redemption feature, and the conversion feature under applicable accounting literature, including Derivatives and Hedging (ASC 815) and Debt With Conversion and Other Options (ASC 470-20), and concluded that none of these features should be separately accounted for as derivatives.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the issuance of the Notes, the Company incurred $6.2 million of issuance costs, which primarily consisted of investment banker fees and legal and other professional fees. These costs are classified within Other Assets and are being amortized as a component of interest expense using the effective interest method over the life of the Notes from issuance through March 15, 2026. If the holders require repurchase of some or all of the Notes on the first repurchase date, which is March 15, 2011, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs on such date. Also, if the Company repurchases some of the outstanding balance of the Notes, it would accelerate amortization of the pro rata share of the unamortized balance of the issuance costs at the time of such repurchases. If the holders require conversion of some or all of the Notes when the conversion requirements are met, the Company would accelerate amortization of the pro rata share of the unamortized balance of the issuance cost to additional paid-in capital on such date. Amortization expenses related to the issuance costs were $0.3 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. Interest expenses on the Notes were $6.0 million and $6.1 million for the years ended December 31, 2010 and 2009, respectively. Interest payments of $6.0 million and $6.3 million were made in 2010 and 2009, respectively.
In October 2008, Informatica’s Board of Directors authorized the repurchase, from time to time, of a portion of its outstanding Notes due in 2026 in privately negotiated transactions with the holders of the Notes. In 2008, Informatica repurchased $9.0 million of its outstanding Convertible Senior Notes at a discounted cost of $7.8 million. As a result, $1.0 million, net of prorated deferred expenses written off for $0.2 million, is reflected in other income for year ended December 31, 2008. In 2009, Informatica repurchased an additional $20.0 million of its outstanding Notes, net of $0.3 million gain due to early retirement of the Notes and $0.5 million due to recapture of prorated deferred expenses, at a discounted cost of $19.2 million.
The following table sets forth the ending balance of the Convertible Senior Notes as of December 31, 2010 and 2009 resulting from the repurchase activities in the respective periods (in thousands):

Balance at January 1, 2009	$221,000
Face amount of Notes repurchased in 2009	(20,000)
Balance at December 31, 2009	201,000
Face amount of Notes converted in 2010	(307)
Balance at December 31, 2010	$200,693
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of December 31, 2010, and a total of $220.0 million remained available for borrowing.

Revolving loans accrue interest at a per annum rate based on either, at our election, (i) the base rate plus a margin ranging from 1.00% to 1.75% depending on the Company's consolidated leverage ratio, or (ii) LIBOR (based on 1-, 2-, 3-, or 6-month interest periods) plus a margin ranging from 2.00% to 2.75% depending on the Company's consolidated leverage ratio. The base rate is equal to the highest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) LIBOR for a 1-month interest period plus a margin equal to 1.00%. Revolving loans may be borrowed, repaid and reborrowed until September 29, 2014, at which time all amounts borrowed must be repaid. Accrued interest on the revolving loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBOR loans. The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. A quarterly commitment fee is applied to the average daily unborrowed amount under the credit facility at a per annum rate ranging from 0.35% to 0.50% depending on the Company's consolidated leverage ratio. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.

On September 29, 2010, Siperian LLC and Identity Systems, Inc., each wholly-owned subsidiaries of the Company, entered into a Guaranty pursuant to which such parties guarantied all of the obligations of the Company under the Credit Agreement. Future material domestic subsidiaries of the Company will be required to guaranty the Company's obligations under the Credit Agreement.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2010.

7.  Stockholders’ Equity
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Informatica may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2010 and 2009, no shares of preferred stock had been issued.
Common Stock
The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2010.
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
In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of its outstanding Convertible Senior Notes (the "Notes") due in 2026 in privately negotiated transactions with holders of the Notes. In January 2010, our Board of Directors approved an additional $50 million for the stock repurchase program. This repurchase program does not have an expiration date.
From April 2007 to December 31, 2010, the Company repurchased 7,232,715 shares of its common stock at a cost of $121.2 million and $29.0 million of its outstanding Notes at a cost of $27.3 million. The Company has $26.5 million available to repurchase additional shares of our common stock or redeem a portion of our remaining Convertible Senior Notes under this program as of December 31, 2010. In January 2011, the Board authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program.
These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.

8.  Stock-Based Compensation
Summary of Plans
1999 Stock Incentive Plan
The Company’s stockholders approved the 1999 Stock Incentive Plan (the "1999 Incentive Plan") in April 1999 under which 2,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan were also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increased annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. Options granted are exercisable over a maximum term of 7 to 10 years from the date of the grant and generally vest ratably over a period of 4 years, with options for new employees generally including a 1-year cliff period. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2010, there were approximately 9,925,000 options and RSUs outstanding under the 1999 Incentive Plan.
1999 Non-Employee Director Stock Incentive Plan
The Company’s stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the "Directors Plan") in April 1999 under which 1,000,000 shares were reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors would automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 to provide that one-third of the options vest one year from the grant date and the remainder shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting would automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2010, there were approximately 168,000 options outstanding under the Directors Plan.
2000 Employee Stock Incentive Plan
In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the "2000 Incentive Plan") under which 1,600,000 shares were reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vested over a period of 4 years from the date of the grant. This plan was terminated in April 2009. No further shares will be awarded from this plan. As of December 31, 2010, there were approximately 980 options outstanding under the 2000 Incentive Plan.
Assumed Option Plans
In connection with certain of the Company's acquisitions, the Company assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the "Assumed Plans"). No further options will be granted under the Assumed Plans. As of December 31, 2010, the Company had 24,464 options outstanding under the Assumed Plans.
As a result of the acquisition of Siperian in January 2010, the Company assumed 3,410,895 unvested in the money options under the Siperian 2003 Equity Incentive Plan (the "Siperian Plan") that were converted to 96,616 unvested options to purchase the Company's Common Stock. As of December 31, 2010, there were 79,393 options outstanding under the Siperian Plan.
1999 Employee Stock Purchase Plan
The stockholders adopted the 1999 Employee Stock Purchase Plan ("ESPP") in April 1999 under which 1,600,000 shares have been reserved for issuance. The number of shares reserved under the ESPP automatically increases beginning on January 1

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of each year by the lesser of 6,400,000 shares or 2% of the total amount of fully diluted common stock shares outstanding on such date. Under the ESPP, eligible employees may purchase common stock in an amount not to exceed 10% of the employees’ cash compensation. During the fourth quarter of 2005, the Board of Directors approved an amendment to the ESPP. Effective 2006, under the amended ESPP, the new participants are entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the six-month offering period, which was shortened from a 24-month offering period. The purchase price is then reset at the start of the next offering period. This plan expired in March 2009.
2009 Employee Stock Incentive Plan
The Company’s stockholders approved the 2009 Equity Incentive Plan (the "2009 Incentive Plan") in April 2009 under which 9,000,000 shares have been reserved for issuance. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company’s common stock at the option grant date. During 2010, the Company granted 741,773 RSUs to certain employees, executives and directors of the Company and 2,025,000 options under its 2009 Incentive Plan. As of December 31, 2010, there were 4,600,855 shares available for grant and 3,568,976 options and RSUs outstanding under the 2009 Incentive Plan.
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
Employee Stock Purchase Plan
The Company’s stockholders approved the Employee Stock Purchase Plan ("ESPP") in May 2008 under which 8,850,000 shares have been reserved for issuance. Under the ESPP, eligible employees may elect to contribute from 1% to 20% or a lesser percentage that the committee may establish from time to time of their eligible compensation. Currently, the committee established the maximum contribution percentage at 10% as utilized under the 1999 Employee Stock Purchase Plan. The purchase price is 85% of the lower of the closing price of the Common Stock on the NASDAQ Global Select Market at the beginning or end of the six-month Offering Period. As of December 31, 2010, the Company had 7,851,174 shares available for future issuance under the ESPP.
Other Information
The Company grants stock options which are exercisable over a maximum term of seven to ten years for employees and five years for directors from the date of the grant. These grants generally vest ratably over a period of four years for employees and one to three years for directors. Options granted to new employees generally include a 1-year cliff period.
The Company also grants Restricted Stock Units ("RSUs") to its employees and directors which vest over four years with annual vesting dates for employees and one to three years for directors. These RSUs are valued at the time of grant using the existing current market price.
Summary of Assumptions
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the following table.
The Company has been consistently using a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and it uses market-based implied volatilities for its ESPP.
The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The expected term of options granted is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The expected term slightly increased from 3.6 years in 2009 to 3.7 years in 2010. The higher expected life of options was mainly due to lower exercises in 2009 by our executive officers and other key employees. The expected term slightly increased from 3.3 years in 2008 to 3.6 years in 2009. The higher expected life of options was mainly due to lower exercises in 2008 by our executive officers and other key employees.
The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the time of grant. The risk-free interest rate declined in 2010 and 2009 compared to prior years. The Company records stock-based compensation for RSUs and options granted net of estimated forfeiture rates.
ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates. The Company increased its forfeiture rate for stock options from 8% in 2009 to 10% in 2010, which did not materially impact stock compensation expense. The forfeiture rate for RSUs remained at 10% for both 2009 and 2010. The Company reduced its forfeiture rate from 10% in 2008 to 8% in 2009 due to lower historical cancellation rates.
The Company amortizes its stock-based compensation using a straight-line method over the vesting term of the awards.
The fair value of the Company’s stock-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2010	2009	2008
Option grants:
Expected volatility	34-39%	37-48%	38-54%
Weighted-average volatility	36%	40%	41%
Expected term of options (in years)	3.7	3.6	3.3
Expected dividends	—	—	—
Risk-free interest rate	1.8%	1.7%	2.5%
ESPP:
Expected volatility	33-36%	34-51%	38-42%
Weighted-average volatility	34%	44%	40%
Expected dividends	—	—	—
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.3%	2.0%
The allocation of the stock-based compensation, net of income tax benefit, is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cost of service revenues	$2,689	$2,199	$2,023
Research and development	7,400	4,813	4,109
Sales and marketing	7,317	5,976	5,397
General and administrative	6,032	4,938	4,792
Total stock-based compensation	23,438	17,926	16,321
Tax benefit of stock-based compensation	(4,945)	(3,794)	(3,024)
Total stock-based compensation, net of tax benefit	$18,493	$14,132	$13,297
Stock Option Plan Activity
A summary of stock option activity through December 31, 2010 is presented below (in thousands, except per share amounts):

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	17,335	$10.05	4.66	$138,392
Granted	3,631	16.56
Exercised	(2,313)	8.22
Forfeited or expired	(940)	14.57
Outstanding at December 31, 2008	17,713	$11.35	4.31	$58,342
Granted	810	19.29
Exercised	(3,472)	9.57
Forfeited or expired	(337)	15.49
Outstanding at December 31, 2009	14,714	$12.11	3.85	$202,583
Granted	2,122	25.48
Exercised	(4,249)	10.90
Forfeited or expired	(226)	17.43
Outstanding at December 31, 2010	12,361	$14.73	3.87	$362,236
Exercisable at December 31, 2010	8,804	$11.94	3.23	$282,544
The Company started granting RSUs in 2009. A summary of RSU activity through December 31, 2010 is presented below (in thousands, except per share amounts):

	Non-vested Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	—	—
Awarded	1,018	$15.04
Released	—	—
Forfeited or expired	(15)	$13.24
Outstanding at December 31, 2009	1,003	—
Awarded	742	$28.13
Released	(290)	—
Forfeited or expired	(50)	$20.34
Outstanding at December 31, 2010	1,405	—
As of December 31, 2010, there was a total of 3,557,400 unvested options with a fair value of $19.2 million and average grant price of $21.63. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.3 years.
As of December 31, 2010, there was a total of 1,404,829 unvested RSUs with a fair value of $20.6 million. The Company expects to recognize the fair value of the unvested RSUs over a weighted-average period of 2.8 years.
The weighted-average fair value of options granted with exercise prices equal to fair market value at the date of grant under stock options plans during 2010, 2009, and 2008 was $8.03, $6.02, and $5.22, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2010 and 2009. The total intrinsic value of options exercised for the years ended 2010, 2009, and 2008 were $89.1 million, $34.0 million, and $20.8 million, respectively. The weighted average grant date fair value of RSUs for the year ended December 31, 2010 was $21.77. The RSUs granted in 2010 vest in 2011 through 2014. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2010, 2009, and 2008 was $6.64, $4.04, and $4.65, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2010, 2009, and 2008 was $5.4 million, $3.7 million, and $2.7 million,

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
The following table summarizes information about stock options as of December 31, 2010 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.72 to $0.72	12	1.22	$0.72	12	$0.72
$0.88 to $5.69	2,672	3.50	$5.64	2,671	$5.64
$5.76 to $12.64	1,933	2.25	$10.44	1,864	$10.46
$12.65 to $14.95	1,853	3.57	$14.23	1,371	$14.32
$15.04 to $16.29	1,816	3.40	$15.75	1,345	$15.61
$16.30 to $22.45	2,080	4.24	$18.94	1,297	$18.36
$24.38 to $43.60	1,995	6.25	$26.27	244	$24.89
	12,361	3.87	$14.73	8,804	$11.94
Disclosures Pertaining to All Stock-Based Compensation Plans
Cash received from option exercises and ESPP contributions under all stock-based compensation arrangements for the years ended 2010, 2009, and 2008 were $57.6 million, $41.8 million, and $27.5 million, respectively. The total realized tax benefits attributable to stock options exercised were $23.4 million, $11.0 million, and $6.6 million for the years ended December 31, 2010, 2009, and 2008 respectively. The gross excess tax benefits from stock-based compensation in the fiscal year ended December 31, 2010, 2009, and 2008 were $22.9 million, $8.7 million, and $5.1 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2010, 2009, and 2008.

9.  Accumulated Other Comprehensive Income
Accumulated other comprehensive income refers to gains and losses that are recorded as an element of stockholders’ equity and are excluded from net income, net of tax. For the years ended December 31, 2010, 2009, and 2008, the components of other comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net income, as reported	$86,324	$64,211	$55,980
Other comprehensive income:
Unrealized gain (loss) on investments (1)	(75)	(647)	658
Cumulative translation adjustments (2)	(4,294)	3,562	(10,090)
Derivative gain (loss) (3)	(193)	(142)	51
Comprehensive income	$81,762	$66,984	$46,599
____________________

(1)
The tax effects on unrealized gain (loss) on investments were negligible for the year ended December 31, 2010 and $(0.4) million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.

(2)	The tax effects on cumulative translation adjustments were $(0.1) million for the year ended December 31, 2010 and negligible for the years ended December 31, 2009, and 2008, respectively.

(3)	The tax effects on cash flow hedging gain (loss) were $(0.1) million for both the years ended December 31, 2010 and

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2009, respectively, and negligible in 2008.
The ending balance of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31,
	2010	2009
Net unrealized gain on available-for-sale investments	$157	$232
Cumulative translation adjustments	(5,403)	(1,109)
Derivative loss	(284)	(91)
Accumulated other comprehensive loss	$(5,530)	$(968)
Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of December 31, 2010 and 2009.
Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.
The following table reflects the change in accumulated investment unrealized gain (loss) included in other comprehensive income for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Net unrealized investment gain balance, net of tax effects at beginning of the year	$232	$879
Investment unrealized gain (loss), net of tax effects	(75)	(647)
Net unrealized investment gain balance, net of tax effects at end of the year	$157	$232
The following table reflects the change in accumulated derivatives gain (loss) included in other comprehensive income for the years ended December 31, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Net unrealized derivatives gain balance, net of tax effects at beginning of the year	$(91)	$51
Reclassified to the statement of income, net of tax effects	(58)	97
Derivatives loss for hedging transactions, net of tax effects	(135)	(239)
Net unrealized derivatives loss balance, net of tax effects at end of the year	$(284)	$(91)
See Note 2. Summary of Significant Accounting Policies, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.

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
Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro, Indian rupee, Israeli shekel, Japanese yen, Mexican peso, and Swiss franc. The Company initiated certain cash flow hedge programs in an

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

attempt to reduce the impact of certain foreign currency fluctuations starting in the fourth quarter of 2008. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the euro, Indian rupee and Israeli shekel. Informatica is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses and revenue reflected in the intercompany accounts between Informatica U.S. and its subsidiaries in Cayman, India, Israel, and the Netherlands. Exposures resulting from fluctuations in the foreign currency exchange rates applicable to these foreign denominated expenses are covered through the Company’s cash flow hedge programs initiated since the fourth quarter of 2008. The foreign exchange contracts initiated in 2008 expired in November 2009. In December 2009, the Company entered into some additional forward contracts with monthly expiration dates through January 18, 2011 for Indian rupees and Israeli shekels. In December 2010, the Company entered into some additional forward contracts with monthly expiration dates through January 17, 2012. The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
Informatica has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2010 and 2011 financial plans. As of December 31, 2010, these foreign exchange contracts, carried at fair value, have a maturity of 13 months or less. During the fourth quarter of 2010, the Company entered into approximately 36 forward exchange contracts ranging between $0.3 million and $2.2 million per month. The Company closes out approximately three foreign exchange contracts per month when the foreign currency denominated expenses are paid or intercompany revenue is received and any gain or loss is offset against expense.
Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.
As of December 31, 2010, a derivative loss of $0.3 million was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its consolidated statements of income during the next 12 months.
Informatica evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and consolidated statements of income for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Gain (Loss) Recognized (1)	Gain (Loss) Reclassified (2)	Gain (Loss) Recognized (3)	Gain (Loss) Recognized (1)	Gain (Loss) Reclassified (2)	Gain (Loss) Recognized (3)
Euro	$(384)	$—	$—	$—	$—	$—
Indian rupee	42	67	81	(264)	(52)	153
Israeli shekel	126	25	(1)	(128)	(108)	10
Total	$(216)	$92	$80	$(392)	$(160)	$163

(1)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(2)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of consolidated statements of income (effective portion).

(3)
Amount of gain and loss recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses of consolidated statements of income. The Company did not have any ineffective portion of the derivative recorded in consolidated statements of income.

See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables reflect the fair value amounts for derivatives designated and not designated as hedging instruments at December 31, 2010 and 2009:

	Derivative Assets at December 31,	Derivative Liabilities at December 31,
Derivatives Designated as Hedging Instruments under ASC 815:	2010 (1)	2010 (1)
Euro	$—	$384
Indian rupee	—	185
Israeli shekel	102	—
Total	$102	$569

	Derivative Assets at December 31,	Derivative Liabilities at December 31,
Derivatives Designated as Hedging Instruments under ASC 815:	2009 (1)	2009 (2)
Indian rupee	$—	$206
Israeli shekel	1	—
Total	$1	$206

(1)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(2)	Included in accrued liabilities on the consolidated balance sheets.

	Derivative Assets at December 31,	Derivative Liabilities at December 31,
Derivatives Not Designated as Hedging Instruments under ASC 815:	2010 (1)	2010 (1)
Euro	$—	$—
Indian rupee	29	—
Israeli shekel	21	—
Total	$50	$—
There were no derivative assets or liabilities not designated as hedging instruments at December 31, 2009.
The gain recognized in other income, net for non-designated foreign currency forward contracts for the years ended December 31, 2010 and 2009 is as follows (in thousands):

Gain Recognized in Other income, Net for Derivatives Not Designated as Hedging Instruments:	Years Ended December 31,
	2010	2009
Euro	$—	$—
Indian rupee	120	127
Israeli shekel	(2)	101
Total	$118	$228

11.  Facilities Restructuring Charges
2004 Restructuring Plan
In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining three-year lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $6.4 million in 2011, $4.2 million in 2012, and $1.9 million in 2013.
Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2010, the Company will recognize approximately $2.9 million of accretion as a restructuring charge over the remaining three-year term of the lease as follows: $1.7 million in 2011, $1.0 million in 2012, and $0.2 million in 2013.
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
A summary of the activity of the accrued restructuring charges for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-Cash	Accrued Restructuring Charges at December 31,
	2009	Charges	Adjustments	Payment	Reclass	2010
2004 Restructuring Plan
Excess lease facilities	$47,496	$2,429	$(544)	$(13,205)	$(2,385)	$33,791
2001 Restructuring Plan
Excess lease facilities	5,229	—	(752)	(1,584)	2,224	5,117
Total restructuring plans	$52,725	$2,429	$(1,296)	$(14,789)	$(161)	$38,908

	Accrued Restructuring Charges at December 31,	Restructuring		Net Cash	Non-Cash	Accrued Restructuring Charges at December 31,
	2008	Charges	Adjustments	Payment	Reclass	2009
2004 Restructuring Plan
Excess lease facilities	$56,356	$2,820	$225	$(11,740)	$(165)	$47,496
2001 Restructuring Plan
Excess lease facilities	8,112	—	(1,384)	(1,499)	—	5,229
Total restructuring plans	$64,468	$2,820	$(1,159)	$(13,239)	$(165)	$52,725

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2010, the Company recorded $1.1 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $2.2 million of accretion charges and a $0.2 million charge for amortization of tenant improvements, partially offset by an adjustment of $1.3 million due to changes in our assumed sublease income.
In 2009, the Company recorded $1.7 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $2.8 million of accretion charges and a $0.1 million charge for amortization of tenant improvements, partially offset by an adjustment of $1.3 million due to changes in our assumed sublease income.
Net cash payments for 2010, 2009, and 2008 for facilities included in the 2004 Restructuring Plan amounted to $13.2 million, $11.7 million, and $11.1 million, respectively. Net cash payments for 2010, 2009, and 2008 for facilities included in the 2001 Restructuring Plan amounted to $1.6 million, $1.5 million, and $1.6 million, respectively.
Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the probability weighted outcomes of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, we have subleased our excess facilities in connection with our 2004 and 2001 facilities restructuring for durations that comprise a majority of the remaining lease terms through 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $1.3 million. Future adjustments to the charges could result from any default by a sublessor, which could impact the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

12.  Employee 401(K) Plan
The Company’s employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $2,500 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $2.1 million, $1.8 million, and $1.7 million for the years ended December 31, 2010, 2009, and 2008 respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

13.  Income Taxes
The federal, state, and foreign income tax provisions for the years ended December 31, 2010, 2009, and 2008 are summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current tax provision:
Federal	$21,372	$22,272	$24,949
State	5,689	5,593	5,589
Foreign	4,564	5,931	12,531
Total current tax provision	31,625	33,796	43,069
Deferred tax provision:
Federal	4,517	(5,570)	(3,860)
State	(859)	(768)	(1,840)
Foreign	(458)	(1,851)	(1,376)
Total deferred tax provision	3,200	(8,189)	(7,076)
Total provision for income taxes	$34,825	$25,607	$35,993

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Domestic	$83,556	$52,955	$57,146
Foreign	37,593	36,863	34,827
	$121,149	$89,818	$91,973
A reconciliation of the provision computed at the statutory federal income tax rate to the Company’s income tax provision is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Income tax provision computed at federal statutory tax rate	$42,402	$31,437	$32,190
State taxes, net of federal benefit	3,890	3,126	2,890
Foreign earnings taxed at different rates	(8,964)	(9,533)	(1,563)
Stock-based compensation	2,080	967	1,064
Return to provision true-up	(1,125)	(2,416)	138
Research and development credits	(2,755)	(1,361)	(638)
ASC 740-10 and other	(703)	3,387	1,612
Valuation allowance	—	—	300
Total provision for income taxes	$34,825	$25,607	$35,993
Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$33,443	$8,803
Tax credit carryforwards	6,415	16,196
Deferred revenue	10,194	9,011
Reserves and accrued costs not currently deductible	11,472	5,477
Depreciable assets	14,154	15,020
Accrued restructuring costs	15,111	20,549
Capitalized research and development	77	166
Stock-based compensation	8,583	7,980
Other	1,982	681
Valuation allowance	(31,697)	(37,507)
Total deferred tax assets	69,734	46,376
Deferred tax liabilities:
Non-deductible intangible assets	(29,067)	(14,960)
Other	—	—
Total deferred tax liabilities	(29,067)	(14,960)
Net deferred tax assets	$40,667	$31,416
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2010, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of this analysis for the year ended December 31, 2010, consistent with prior years it was considered more likely than not that our non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
As of December 31, 2010, approximately $31.4 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock-based deductions which will be credited to equity when realized as discussed in the preceding paragraph. The remaining $0.3 million is related to a capital loss carryforward in a foreign jurisdiction. The valuation allowance decreased by $5.8 million in 2010, $5.3 million in 2009, and $4.3 million in 2008. The declines were primarily due to reductions in stock-based related deferred tax assets to the extent that they were used to reduce income taxes payable.
As of December 31, 2010, the Company had federal net operating loss carryforwards of approximately $88.0 million and foreign tax credit carryforwards of approximately $0.5 million. These attributes will expire at various times beginning in 2019, if not utilized. As of December 31, 2010, the Company had state net operating loss carryforwards of approximately $44.9 million that will expire at various times beginning in 2011 if not utilized, and state research and development tax credit carryforwards of approximately $9.9 million, which can be carried forward indefinitely. Utilization of the Company’s net operating loss is subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not anticipate expiration of the net operation loss carryforwards prior to their utilization.
The Company has not provided for U.S. federal and foreign withholding taxes on $19.2 million of undistributed earnings from certain non-U.S. operations as of December 31, 2010 because the Company intends to reinvest such earnings indefinitely outside of the United States. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits or other tax adjustments. Therefore, it is currently not practical to compute.
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

	December 31,
	2010	2009	2008
Beginning balance	$15,632	$20,779	$7,086
Additions for tax positions of prior years	780	6,095	12,330
Reductions for tax positions of prior years	—	(2,808)	(369)
Additions based on tax positions related to the current year	3,190	1,244	1,732
Reductions due to lapse of statute of limitations	(594)	(430)	—
Reductions due to settlements	(6,608)	(9,248)	—
Ending balance	$12,400	$15,632	$20,779
The unrecognized tax benefits related to ASC 740-10, if recognized, would impact the income tax provision by $11.7 million, $15.5 million, and $12.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. The unrecognized tax benefits were $12.4 million, $15.6 million, and $20.8 million as of December 31, 2010, 2009, and 2008, respectively. The change was primarily due to the settlement with the Internal Revenue Service, the expiration of certain statute of limitations and the accrual for uncertain tax positions. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties at December 31, 2010 and 2009 were approximately $1.6 million and $2.3 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of December 31, 2010.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008
Net income	$86,324	$64,211	$55,980
Effect of convertible senior notes, net of related tax effects	3,848	4,022	4,350
Net income adjusted	$90,172	$68,233	$60,330
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	92,361	87,991	88,109
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	425	170	—
Dilutive effect of employee stock options	6,248	4,961	3,715
Dilutive effect of convertible senior notes	10,049	10,190	11,454
Shares used in computing diluted net income per common share	109,083	103,312	103,278
Basic net income per common share	$0.93	$0.73	$0.64
Diluted net income per common share	$0.83	$0.66	$0.58
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for years ended December 31, 2010, 2009 and 2008, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $3.8 million, $4.0 million, and $4.3 million, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.
In calculating its diluted net income per common share, the Company excluded 0.1 million, 0.3 million, and 3.5 million of its options for the years ended December 31, 2010, 2009, and 2008, respectively, since the inclusion of these options would have been anti-dilutive.

15.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $3.4 million, $3.5 million and $3.6 million for the years ending December 31, 2011, 2012, and 2013, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases expire in July 2013.
The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2017 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rent expense for 2010, 2009, and 2008 was $12.7 million, $11.2 million, and $11.2 million, respectively. Operating lease payments in the table below include approximately $44.9 million for operating lease commitments for facilities that are included in restructuring charges. See Note 11. Facilities Restructuring Charges, above, for a further discussion.
Future minimum lease payments as of December 31, 2010 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
2011	$28,031	$3,423	$24,608
2012	29,148	1,639	27,509
2013	20,370	788	19,582
2014	4,484	—	4,484
2015	3,560	—	3,560
Thereafter	1,802	—	1,802
Total future minimum operating lease payments	$87,395	$5,850	$81,545
Of these future minimum lease payments, the Company has accrued $38.9 million in the facilities restructuring accrual at December 31, 2010. This accrual, in addition to minimum lease payments of $44.9 million, includes estimated operating expenses of $11.9 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $15.0 million and a present value discount of $2.9 million recorded in accordance with ASC 420, Exit or Disposal Cost Obligations.
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of December 31, 2010 and 2009. To date, the Company’s product warranty expense has not been significant.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2010. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request, in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that reduces the Company's exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.
Derivative Financial Instruments
Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than U.S. dollar, primarily the Indian rupee and Israeli shekel and forecasted intercompany revenue denominated in euros. As of December 31, 2010, these foreign exchange forward contracts, carried at fair value, have a maturity of 13 months or less. Informatica enters into these foreign exchange forward contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.
As of December 31, 2010, the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2010 for the euro, Indian rupees, and Israeli shekels were $26.3 million, $20.0 million, and $4.6 million, respectively.
See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, and Note 10. Derivative Financial Instruments of Notes to Consolidated Financial Statements for a further discussion.

16.  Litigation
On November 8, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs' amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of our former officers (together with the Company, the "Informatica defendants"), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering (IPO) and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging more than 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants' motions to dismiss. The Court denied the motions to dismiss the claims under the Securities Act of 1933. The Court denied the motion to dismiss the Section 10(b) claim against Informatica and 184 other issuer defendants. The Court denied the motion to dismiss the Section 10(b) and 20(a) claims against the Informatica defendants and 62 other individual defendants.

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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

notices of appeals of the final judgment dismissing the cases upon the settlement.

On November 24, 2008, Data Retrieval Technologies LLC ("Data Retrieval") filed a complaint in the Western District of Washington against the Company and Sybase, Inc. ("Sybase"), alleging patent infringement of U.S. Patent Nos. 6,026,392 (the "‘392 patent") and 6,631,382 (the "‘382 patent"). On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. ("Timeline") and TMLN Royalty, LLC ("TMLN Royalty"), asserting declaratory relief claims for non-infringement and invalidity of the ‘392 and ‘382 patents. On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ‘392 and ‘382 patents. In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action. On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ‘382 and ‘392 patents. On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California. On April 21, 2009, the Company filed its reply to Data Retrieval's counterclaims in the Northern District of California. Following Data Retrieval's service of its Disclosure of Asserted Claims and Preliminary Infringement Contentions on June 8, 2009, on June 18, 2009, the Company filed a motion for partial summary judgment of the following claims and issues: (1) non-infringement of the ‘382 patent; (2) non-infringement of the unasserted claims (claims 2-25) of the ‘392 patent; and (3) no infringement of either patent-in-suit by the Informatica PowerCenter product. On September 11, 2009, the Court granted the Company's motion for partial summary judgment on all of the claims and issues requested by the Company. On June 23, 2010, the Court granted in part and denied in part an additional motion for summary judgment filed by the Company. The Court ruled that the Company was entitled to summary judgment on the issue of inducement to infringe and contributory infringement, but denied the motion as to Data Retrieval's claim of direct infringement. On November 8, 2010, the Court granted the Company's further motion for summary judgment for invalidity of the sole remaining asserted claim of the ‘392 patent.

On January 12, 2010, Data Retrieval initiated another action (the Data Retrieval II Action) for patent infringement against the Company in the United States District Court for the Northern District of California, Case No. C 09-05360-VRW, asserting two patents, U.S. Patent Nos. 5,802,511 (the "‘511 patent") and 6,625,617 B2 (the "‘617 patent") (collectively, the "Data Retrieval II patents-in-suit"). Sybase is also named as a defendant in the Data Retrieval II Action. The Data Retrieval II Action is related to the Data Retrieval I Actions and has been assigned to the same Judge. In the Data Retrieval II Action, Data Retrieval alleges that a "suite of data warehousing systems and/or material components thereof," including PowerCenter, Data Explorer and PowerExchange, infringe the Data Retrieval II patents-in-suit. Data Retrieval accuses the Company of infringing at least claims 1, 2 and 14 of the ‘511 patent and at least claims 25 and 26 of the ‘617 patent. On February 25, 2010, the Company filed its answer to the complaint in the Data Retrieval II Action and asserted declaratory relief counterclaims for non-infringement and invalidity. The case is currently in the discovery phase, and no trial date has been set. The Company intends to vigorously defend itself.

The Company is also a party to various legal proceedings and claims arising from the normal course of its business activities.

Litigation is subject to inherent uncertainties. Given such uncertainties, the Company has from time to time discussed settlement in the context of litigation and has accrued, based on Contingencies (ASC 450), for estimates of settlement. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

17.  Related Party Transaction
Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2010, 2009, and 2008 were $1.4 million, $1.4 million, and $0.9 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

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
No customer accounted for more than 10% of revenue in 2010, 2009, and 2008. At December 31, 2010 and 2009, no customer

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 34%, 36%, and 35% of total revenues in 2010, 2009, and 2008, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Revenues:
North America	$431,270	$321,901	$297,093
Europe	161,969	129,886	122,458
Other	56,837	48,906	36,148
Total revenues	$650,076	$500,693	$455,699
Long-lived assets by geographic region is summarized as follows (in thousands):

	December 31,
	2010	2009
Long-lived assets, net (excluding assets not allocated):
North America	$81,762	$65,384
Europe	4,145	4,610
Other	1,886	1,520
Total long-lived assets	$87,793	$71,514
The Company’s revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
License	$295,110	$214,322	$195,769
Service Revenues:
Maintenance	255,417	215,315	186,212
Consulting, education, and other	99,549	71,056	73,718
Total services revenues	354,966	286,371	259,930
Total revenues	$650,076	$500,693	$455,699

19.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(In thousands, except per share data)
Total revenues	$198,035	$161,250	$155,661	$135,130
Gross profit	166,073	131,377	125,861	108,336
Facilities restructuring charges	(412)	553	336	656
Income from operations	49,070	32,398	25,451	14,916
Net income	34,632	22,471	17,427	11,794
Net income per common share:
Basic	$0.37	$0.24	$0.19	$0.13
Diluted	$0.32	$0.21	$0.17	$0.12
Shares used in computing basic net income per common share:
Basic	94,186	92,794	91,673	90,748
Diluted	111,463	109,494	107,959	107,374

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(In thousands, except per share data)
Total revenues	$150,897	$123,394	$117,344	$109,058
Gross profit	126,389	101,906	96,483	88,281
Facilities restructuring charges	(300)	557	595	809
Income from operations	35,000	22,288	17,087	14,994
Net income	24,971	16,192	11,989	11,059
Net income per common share:
Basic	$0.28	$0.18	$0.14	$0.13
Diluted	$0.25	$0.17	$0.13	$0.12
Shares used in computing basic net income per common share:
Basic	89,589	88,283	87,198	86,862
Diluted	105,807	103,516	100,692	100,430
Diluted net income per common share is calculated according to ASC 260, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for the years ended December 31, 2010, 2009, and 2008, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, they had an add-back of $3.8 million, $4.0 million, and $4.3 million, respectively in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.  Acquisitions
Acquisitions in 2010
Siperian, Inc.

On January 28, 2010, the Company acquired Siperian, Inc. (“Siperian”), a privately-held company. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to most business requirements. The Company acquired Siperian in a cash merger transaction valued at approximately $130.0 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow fund will remain in place until July 28, 2011, although a portion of the escrow funds were paid out in February 2011.

The following table presents the purchase price allocation of $102.9 million and the acquiree's transaction related costs and debt settlement of $27.1 million, which were paid by the Company on January 28, 2010 or shortly thereafter (in thousands):

Goodwill	$78,360
Developed and core technology	21,340
Customer relationships	1,630
In-process research and development	1,920
Assumed liabilities, net of assets	(333)
Total purchase price allocation	102,917
Acquiree's transaction related costs and debt settlement	27,083
Total	$130,000

The acquiree's transaction related costs consist of investment banker, legal and accounting fees, and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.

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

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of each of the fiscal years presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010 or 2009. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2010	2009
Pro forma total revenues	$650,995	$526,147
Pro forma net income	$80,098	$50,818
Pro forma net income per share - basic	$0.87	$0.58
Pro forma net income per share - diluted	$0.77	$0.53
Pro forma weighted-average basic shares	92,361	87,991
Pro forma weighted-average diluted shares	109,083	103,312

See Note 14. Net Income per Common Share for a discussion of the calculation of basic and diluted net income per share.
29West Inc.
On March 22, 2010, the Company acquired 29West Inc. (“29West”), a privately-held company. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data, and proprietary trading and market making, and is sold to banks, hedge funds, exchanges, and software application vendors worldwide. The Company acquired 29West in a stock purchase transaction valued at approximately $50.0 million. As a result of this acquisition, the Company also assumed certain facility leases, liabilities, and commitments. Approximately $7 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

The following table presents the purchase price allocation of $47.0 million and the acquiree's transaction related costs of $3.0 million. This amount consists of investment banker, legal and accounting fees, and certain employee related compensation as of the date of this acquisition (in thousands):

Goodwill	$36,397
Developed and core technology	9,750
Customer relationships	590
Assumed assets, net of liabilities	262
Total purchase price allocation	46,999
Acquiree's transaction related costs and debt settlement	3,001
Total	$50,000

The goodwill is not deductible for tax purposes.
Acquisitions in 2009
Agent Logic
On September 1, 2009, the Company acquired Agent Logic, Inc. (“Agent Logic”), a privately held company. Agent Logic specializes in the development and marketing of complex event processing software which supports security initiatives in highly complex environments. Informatica acquired all of the capital stock of Agent Logic in a cash merger transaction for $35 million, of which $6.1 million is held in an escrow fund as security for losses accrued by Informatica in the event of certain breaches of the merger agreement by Agent Logic. The escrow fund will remain in place for a period of eighteen months from the date of acquisition, although a portion of the escrow funds were paid out in September 2010.
Informatica is obligated to pay certain variable and deferred earn-out payments if certain license order targets are achieved. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-outs at the time of acquisition were $2.6 million and $3.1 million, respectively. Changes in this estimate are recorded in the statement of income.
Informatica is obligated to pay certain employees of Agent Logic retention bonuses of approximately $0.8 million if they continue to provide their employment services for a certain period of time. These expenses are recorded as the services are performed

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

between 12 to 24 months subsequent to the acquisition date.
The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. Using the information available at the time of the acquisition, the Company allocated approximately $13.0 million of the purchase price to identified intangible assets and $1.8 million of the purchase price to net tangible assets. Identified intangible assets included developed and core technology, customer relationships, and trade names. The Company recorded the excess purchase price of $24.4 million as goodwill, which is not deductible for tax purposes. The trade names and developed and core technology are being amortized over five years, and customer relationships are being amortized over six years.
AddressDoctor GmbH
On June 2, 2009, Informatica GmbH, a wholly owned subsidiary of Informatica, acquired AddressDoctor GmbH (“AddressDoctor"), a limited liability company. AddressDoctor is a leading provider of international address verification and cleaning solutions that enables users to validate and correct postal addresses and assists in the data capturing process. Informatica acquired all of the capital stock of AddressDoctor for approximately $27.8 million.
The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. Using the information available at the time of the acquisition, the Company allocated approximately $9.7 million of the purchase price to net intangible assets and $5.0 million to net assumed liabilities. Identified intangible assets included developed and core technology, vendor relationships, customer relationships, and trade names. The Company recorded the excess purchase price of $23.0 million as goodwill, of which $6.8 million will be deductible for tax purposes due to the sale of intellectual property rights to the U.S. entity. The trade names and the developed and core technology are being amortized over five years, vendor relationships are being amortized over five years, and customer relationships are being amortized over six years.
Applimation
On February 13, 2009, the Company acquired Applimation, Inc. (“Applimation”), a privately held company, providing application Information Lifecycle Management (ILM) technology. The acquisition extends the Company's data integration software to include Applimation’s technology. The Company acquired all of the capital stock of Applimation in a cash merger transaction valued at approximately $37.2 million, including in $1.6 million retention bonuses payable three to eighteen months subsequent to acquisition date. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments.
Informatica is obligated to reimburse certain employees of Applimation for an approximate bonus of $1.6 million if they continue to provide their employment services for a certain period of time. If they discontinue their services for any reason, these amounts are payable to original shareholders of Applimation. These expenses are recorded as the services are performed between three to 18 months subsequent to the acquisition date.
The Company determined, based on probability analysis, that the amount of bad debt reserve for the accounts receivable acquired through acquisition was $0.4 million. In the fourth quarter of 2010, Informatica increased this estimate by an additional $0.4 million, due to additional probability analysis. Informatica reflected the excess of this estimate of $0.4 million in its statement of income in the fourth quarter of 2009 based on ASC 805.
The excess of the purchase price over the identified tangible and intangible assets was recorded as goodwill. Using the information available at the time of the acquisition, the Company allocated approximately $20.0 million of the purchase price to net intangible assets and $4.1 million to net assumed liabilities. Identified intangible assets included developed and core technology, customer relationships, and trade names. The Company recorded the excess purchase price of $19.7 million as goodwill, which is not deductible for tax purposes. The trade names and developed and core technology are being amortized over five years, and customer relationships are being amortized over six years.

21.  Subsequent Event
In February 2011, we called for redemption on March 18, 2011 all of the Company's remaining Convertible Notes.

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
(c) Change in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of January 31, 2011:

Name	Age	Position(s)
Sohaib Abbasi	54	Chairman of the Board, Chief Executive Officer and President
Earl Fry	52	Chief Financial Officer, Chief Administrative Officer, Executive Vice President, Global Customer Support and Secretary
Ivan Chong	43	Executive Vice President, Data Quality Product Division
Paul Hoffman	60	Executive Vice President and President, Worldwide Field Operations
James Markarian	44	Chief Technology Officer and Executive Vice President
Girish Pancha	46	Executive Vice President and General Manager, Data Integration Product Division
Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.
Sohaib Abbasi has been our President and Chief Executive Officer since July 2004 and a member of our Board of Directors since February 2004. From 2001 to 2003, Mr. Abbasi was Senior Vice President, Oracle Tools Division and Oracle Education at Oracle Corporation, which he joined in 1982. From 1994 to 2000, he was Senior Vice President Oracle Tools Product Division at

Oracle Corporation. Mr. Abbasi graduated with honors from the University of Illinois at Urbana-Champaign in 1980, where he earned both a B.S. and an M.S. degree in computer science.
Earl Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became the Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. In January 2010, Mr. Fry was promoted to Chief Administrative Officer and Executive Vice President, Global Customer Support. From November 1995 to December 1999, Mr. Fry was Vice President and Chief Financial Officer at Omnicell Technologies, Inc. From July 1994 to November 1995, he was Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree from Stanford University. Mr. Fry serves on the Board of Directors of Central Pacific Financial Corporation.
Ivan Chong joined Informatica in October 1997 with responsibilities overseeing product management for Informatica's flagship product PowerCenter. In February 2005, Mr. Chong became Vice President of Product Marketing. In January 2007, Mr. Chong was promoted to Senior Vice President and General Manager for Informatica's Data Quality Business Unit. In January 2010, Mr. Chong was promoted to Executive Vice President of Data Quality. From December 1995 to September 1997 he worked at an Internet advertising startup, NetGravity. From September 1989 to December 1995, Mr. Chong had various product management roles at Oracle Corporation within the Oracle Tools Division. Mr. Chong holds both an M.S. degree and a B.S. degree from MIT's Department of Electrical Engineering and Computer Science.
Paul Hoffman joined us as Executive Vice President, Worldwide Sales in January 2005. In January 2010, Mr. Hoffman was promoted to Executive Vice President and President, Worldwide Field Operations. Mr. Hoffman was Executive Vice President of Worldwide Sales at Cassatt Corporation from August 2003 to December 2004. From April 1999 to June 2003, Mr. Hoffman was Vice President of the Americas at SeeBeyond Technology Corporation. He served as Vice President Worldwide Sales for Documentum from September 1996 to April 1999. Mr. Hoffman also spent 10 years at Oracle Corporation in senior sales management and executive-level positions, including the Vice President of Worldwide Operations. Mr. Hoffman holds a B.S. degree in finance from Fairfield University.
James Markarian joined Informatica in November 1998 and has been our Chief Technology Officer and Executive Vice President since October 2010. Mr. Markarian has held other executive and management positions at Informatica, most recently as Senior Vice President and General Manager, Data Integration, from February 2009 to October 2010. Prior to that, Mr. Markarian served as Senior Vice President and Chief Technology Officer from August 2003 to January 2009. Prior to joining Informatica, Mr. Markarian spent 10 years at Oracle in various development and management positions, including architect for the Oracle Tools division, manager of Oracle's Object Tools development and manager of Oracle Forms development. He also served on Oracle's Architecture Review Board. Mr. Markarian holds a B.S. degree in computer science and economics and a M.S. degree in economics from Boston University.
Girish Pancha was an early employee of Informatica, serving in engineering management roles from November 1996 to October 1998. Mr. Pancha left in 1998 to co-found Zimba, a developer of mobile applications providing real-time access to corporate information via voice, wireless, and Web technologies. Upon Informatica’s acquisition of Zimba in August 2000, Mr. Pancha rejoined us as Vice President and General Manager of the Platform Business Unit. In August 2002, he became Senior Vice President of Products. In August 2003, Mr. Pancha was promoted to Executive Vice President. Prior to Informatica, Mr. Pancha spent eight years in various development and management positions at Oracle. Mr. Pancha holds a B.S. degree in electrical engineering from Stanford University and an M.S. degree in electrical engineering from the University of Pennsylvania.
Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One — Election of Directors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is included under the captions, “Election of Directors — Director Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Executive Officer Compensation” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement and is incorporated herein by reference.

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
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2010	$3,454	$(30)	$1,475	$(610)	$4,289
Year ended December 31, 2009	$2,558	$320	$908	$(332)	$3,454
Year ended December 31, 2008	$1,299	$1,268	$49	$(58)	$2,558

3.	Exhibits
See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 25, 2011

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SOHAIB ABBASI	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2011
Sohaib Abbasi
/s/ EARL FRY	Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Principal Financial and Accounting Officer)	February 25, 2011
Earl Fry
/s/ MARK BERTELSEN	Director	February 25, 2011
Mark Bertelsen
/s/ MARK GARRETT	Director	February 25, 2011
Mark Garrett
/s/ GERALD HELD	Director	February 25, 2011
Gerald Held
/s/ DAVID PIDWELL	Director	February 25, 2011
David Pidwell
/s/ CHARLES ROBEL	Director	February 25, 2011
Charles Robel
/s/ BROOKE SEAWELL	Director	February 25, 2011
Brooke Seawell
/s/ GEOFF SQUIRE	Director	February 25, 2011
Geoff Squire
/s/ GODFREY SULLIVAN	Director	February 25, 2011
Godfrey Sullivan

INFORMATICA CORPORATION
EXHIBITS TO ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2010

Exhibit Number	Document
2.1
Agreement and Plan of Merger dated as of January 28, 2010 by and among Informatica Corporation, Sputnik Acquisition Corporation, Siperian, Inc., Investor Growth Capital as Stockholders' Representative solely for purposes of Section 6.5 and Articles VII, VIII and IX, and U.S. Bank National Association as Escrow Agent solely for purposes of Articles VII, VIII and IX (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 28, 2010, Commission File No. 0-25871).

3.1
Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of the Company's Registration Statement on Form S-1 filed on April 8, 1999, Commission File No. 333-72677).

3.2
Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company's common stock authorized for issuance from 100,000,000 to 200,000,000 shares (incorporated by reference to Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000, Commission File No. 0-25871).

3.3
Certificate of Designation of the Rights, Preferences and Privileges of Series A Participating Preferred Stock of Informatica Corporation (incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).

3.4	Amended and Restated Bylaws of Informatica Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 22, 2010, Commission File No. 0-25871).
4.1	Reference is made to Exhibits 3.1 through 3.4.
4.2
Preferred Stock Rights Agreement, dated as of October 17, 2001, between Informatica Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A filed on November 6, 2001, Commission File No. 0-25871).

4.3
Indenture, dated March 13, 2006, between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).

4.4	Form of 3% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit A to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on March 14, 2006, Commission File No. 0-25871).
10.1*	Form of Indemnification Agreement between the Company and each of its executive officers and directors.
10.2*	2009 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2009, Commission File No. 333-159295).
10.3*	Form of 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award.
10.4*	Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award.
10.5*	Form of 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award for Non-Employee Directors.
10.6*	Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Non-Employee Directors.
10.7*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.8	Siperian, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on February 11, 2010, Commission File No. 333-164875).
10.9*	2000 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2001, Commission File No. 0-25871).
10.10*	1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
10.11*
1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 of the Company's Registration Statement on Form S-1 filed on April 8, 1999, Commission File No. 333-72677).

10.12*
Amendment to the 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).

10.13*	Form of Letter Agreement Regarding Equity Award Change of Control Vesting between the Company and its Non-Employee Directors.

Exhibit Number	Document
10.14*
Employment Agreement dated July 19, 2004 between the Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).

10.15*
Amendment to Sohaib Abbasi Employment Agreement dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 26, 2009, Commission File No. 0-25871).

10.16*
Second Amendment to Sohaib Abbasi Employment Agreement dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.17*
Form of Amended and Restated Executive Severance Agreement between the Company and each of its executive officers (other than the chief executive officer) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.18*	Description of 2010 Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2010, Commission File No. 0-25871).
10.19*	Description of 2011 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2011, Commission File No. 0-25871).
10.20
Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.21
Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.22
Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).

10.23
Credit Agreement, dated as of September 29, 2010, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Comerica Bank, as Syndication Agent, Bank of America, N.A., HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents, and J.P. Morgan Securities LLC and Comerica Bank, as Joint Bookrunners and Joint Lead Arrangers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 5, 2010, Commission File No. 0-25871).

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.

____________________

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished, not filed.
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.