Form 10-Q
period 2011-03-31
INFORMATICA CORP
filed 2011-05-05
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of April 29, 2011, there were approximately 105,777,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,912	$208,899
Short-term investments	228,803	262,047
Accounts receivable, net of allowances of $3,618 and $4,289, respectively	91,635	147,534
Deferred tax assets	19,566	22,664
Prepaid expenses and other current assets	37,590	32,321
Total current assets	701,506	673,465
Property and equipment, net	9,259	9,866
Goodwill	396,514	400,726
Other intangible assets, net	71,712	77,927
Long-term deferred tax assets	27,598	18,314
Other assets	6,140	9,343
Total assets	$1,212,729	$1,189,641
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,930	$5,948
Accrued liabilities	38,349	50,199
Accrued compensation and related expenses	36,023	56,315
Accrued facilities restructuring charges	18,977	18,498
Deferred revenues	181,846	172,559
Convertible senior notes	—	200,693
Total current liabilities	281,125	504,212
Accrued facilities restructuring charges, less current portion	16,847	20,410
Long-term deferred revenues	6,425	6,987
Long-term deferred tax liabilities	275	311
Long-term income taxes payable	15,070	12,739
Total liabilities	319,742	544,659
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	106	94
Additional paid-in capital	735,183	514,365
Accumulated other comprehensive loss	(264)	(5,530)
Retained earnings	157,962	136,053
Total stockholders’ equity	892,987	644,982
Total liabilities and stockholders’ equity	$1,212,729	$1,189,641
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
License	$71,501	$55,047
Service	96,531	80,083
Total revenues	168,032	135,130
Cost of revenues:
License	1,441	965
Service	27,314	23,057
Amortization of acquired technology	4,293	2,772
Total cost of revenues	33,048	26,794
Gross profit	134,984	108,336
Operating expenses:
Research and development	30,587	23,578
Sales and marketing	59,582	51,419
General and administrative	12,038	11,408
Amortization of intangible assets	2,081	2,710
Facilities restructuring charges	510	656
Acquisitions and other	(1,702)	3,649
Total operating expenses	103,096	93,420
Income from operations	31,888	14,916
Interest income	1,095	951
Interest expense	(1,780)	(1,580)
Other income (expense), net	(932)	1,980
Income before income taxes	30,271	16,267
Income tax provision	8,362	4,473
Net income	$21,909	$11,794
Basic net income per common share	$0.23	$0.13
Diluted net income per common share	$0.20	$0.12
Shares used in computing basic net income per common share	96,858	90,748
Shares used in computing diluted net income per common share	112,318	107,374
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$21,909	$11,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,468	1,829
Allowance for (recovery of) doubtful accounts	(517)	63
Gain on sale of investment in equity interest	—	(1,824)
Stock-based compensation	7,512	5,482
Deferred income taxes	(337)	(632)
Tax benefits from stock-based compensation	5,476	4,189
Excess tax benefits from stock-based compensation	(5,397)	(3,325)
Amortization of intangible assets and acquired technology	6,374	5,482
Non-cash facilities restructuring charges	510	656
Other non-cash items	(1,702)	(6)
Changes in operating assets and liabilities:
Accounts receivable	56,416	42,099
Prepaid expenses and other assets	(6,076)	2,403
Accounts payable and accrued liabilities	(26,892)	(18,924)
Income taxes payable	(2,187)	(5,276)
Accrued facilities restructuring charges	(3,553)	(3,604)
Deferred revenues	8,725	2,776
Net cash provided by operating activities	61,729	43,182
Investing activities:
Purchases of property and equipment	(605)	(1,300)
Purchases of investments	(58,112)	(42,569)
Purchase of investment in equity interest	—	(1,500)
Sale of investment in equity interest	—	4,824
Maturities of investments	42,390	64,318
Sales of investments	48,503	81,047
Business acquisitions, net of cash acquired	—	(168,777)
Net cash provided by (used in) investing activities	32,176	(63,957)
Financing activities:
Net proceeds from issuance of common stock	17,060	13,785
Repurchases and retirement of common stock	(3,181)	—
Redemption of convertible senior notes	(4)	—
Withholding taxes related to restricted stock units net share settlement	(2,659)	(1,108)
Excess tax benefits from stock-based compensation	5,397	3,325
Net cash provided by financing activities	16,613	16,002
Effect of foreign exchange rate changes on cash and cash equivalents	4,495	(2,400)
Net increase (decrease) in cash and cash equivalents	115,013	(7,173)
Cash and cash equivalents at beginning of period	208,899	159,197
Cash and cash equivalents at end of period	$323,912	$152,024
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2011 and 2010 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2011, or any other future period.
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica's financial statements would be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also instances that management's judgment in selecting an available alternative would not produce a materially different result.
These unaudited, condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated financial statements of the Company.
The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As discussed below, on January 1, 2011, the Company adopted an accounting pronouncement on multiple-deliverable revenue arrangements that are outside the scope of industry-specific revenue recognition guidance. There have been no other changes in our significant accounting policies since the end of fiscal year 2010.
Revenue Recognition
The Company's revenue recognition policy, except for the adoption of the new pronouncement, is included in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Multiple Element Arrangements
In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. The new guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The guidance also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.
The Company adopted this guidance on a prospective basis on January 1, 2011, and therefore, is applicable to relevant revenue arrangements entered into or materially modified on or after that date.
The Company's multiple-element arrangements are primarily software or software-related, which are excluded from the new guidance. Multiple-element arrangements that include non-software related elements and software or software-related elements,

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which are included in the new guidance, are not material to date.
For multiple element arrangements that include software and non-software related elements, for example, on-site software licenses sold together with subscriptions for the Company's cloud and hosted address validation services, the Company allocates revenue to each software and non-software element as a group based upon the relative selling price of each. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses the ESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.
In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequent selling of each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish the selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
When the Company is unable to establish selling prices using VSOE or TPE, the Company uses ESP in the allocation of arrangement consideration. The Company determines ESP for a price or service by considering both market conditions and entity-specific factors. This includes, but is not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Given the nature of the Company's transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the three months ended March 31, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$12,049	$12,049	$—	$—
Marketable debt securities (ii)	262,300	—	262,300	—
Total money market funds and marketable debt securities	274,349	12,049	262,300	—
Foreign currency derivatives (iii)	216	—	216	—
Total assets	$274,565	$12,049	$262,516	$—
Liabilities:
Foreign currency derivatives (iv)	$1,763	$—	$1,763	$—
Total liabilities	$1,763	$—	$1,763	$—

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$2,231	$2,231	$—	$—
Marketable debt securities (ii)	271,546	—	271,546	—
Total money market funds and marketable debt securities	273,777	2,231	271,546	—
Foreign currency derivatives (iii)	152	—	152	—
Total assets	$273,929	$2,231	$271,698	$—
Liabilities:
Foreign currency derivatives (iv)	$569	$—	$569	$—
Convertible senior notes	452,663	452,663	—	—
Total liabilities	$453,232	$452,663	$569	$—
____________________

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(iv)	Included in accrued liabilities on the condensed consolidated balance sheets.
Money Market Funds, Marketable Debt Securities, and Convertible Senior Notes
The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, marketable securities, and Convertible Senior Notes.
To value its money market funds, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.
The Company's marketable securities consist of certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. To value its certificates of deposit and commercial paper, the Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the marketplace, and the price on that subsequent transaction clearly reflects the market price on that day, the Company will adjust the price in the system to the observed transaction price and follow a revised accretion schedule to determine the daily price.
To determine the fair value of its corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds, the Company uses a “consensus price” or a weighted average price for each security. Market prices for these securities are received from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value.
On March 18, 2011, the Company completed the redemption of its Convertible Senior Notes. The Company classified its convertible debt as Level 1 since it had quoted prices available in active markets. The estimated fair value of the Company’s Convertible Senior Notes as of December 31, 2010 was based on the Over-the-Counter market closing price of the Notes as of December 23, 2010 (the last trading day of the period), which was $452.7 million or $45.11 per share on an as converted basis.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of ten months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three months ended March 31, 2011 and 2010 were approximately $308,000 and $71,000, respectively. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of March 31, 2011 (in thousands):

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$278,366	$—	$—	$278,366
Cash equivalents:
Money market funds	12,049	—	—	12,049
Commercial paper	8,598	—	—	8,598
Federal agency notes and bonds	7,399	—	—	7,399
U.S. government notes and bonds	17,500	—	—	17,500
Total cash equivalents	45,546	—	—	45,546
Total cash and cash equivalents	323,912	—	—	323,912
Short-term investments:
Certificates of deposit	2,948	—	—	2,948
Commercial paper	12,739	—	—	12,739
Corporate notes and bonds	83,672	135	(147)	83,660
Federal agency notes and bonds	95,501	18	(212)	95,307
U.S. government notes and bonds	6,151	10	(15)	6,146
Municipal notes and bonds	28,002	27	(26)	28,003
Total short-term investments	229,013	190	(400)	228,803
Total cash, cash equivalents, and short-term investments*	$552,925	$190	$(400)	$552,715
____________________

*	Total estimated fair value above included $274.3 million comprised of cash equivalents and short-term investments at March 31, 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2010 (in thousands):

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$197,169	$—	$—	$197,169
Cash equivalents:
Money market funds	2,231	—	—	2,231
Federal agency notes and bonds	9,499	—	—	9,499
Total cash equivalents	11,730	—	—	11,730
Total cash and cash equivalents	208,899	—	—	208,899
Short-term investments:
Certificates of deposit	14,437	—	—	14,437
Commercial paper	10,977	—	—	10,977
Corporate notes and bonds	97,899	444	(86)	98,257
Federal agency notes and bonds	105,120	40	(140)	105,020
U.S. government notes and bonds	10,156	19	(10)	10,165
Municipal notes and bonds	23,205	5	(19)	23,191
Total short-term investments	261,794	508	(255)	262,047
Total cash, cash equivalents, and short-term investments*	$470,693	$508	$(255)	$470,946
____________________

*	Total estimated fair value above included $273.8 million comprised of cash equivalents and short-term investments at December 31, 2010.
See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at March 31, 2011 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$47,109	$(147)
Federal agency notes and bonds	67,425	(212)
U.S. government notes and bonds	19,474	(15)
Municipal notes and bonds	5,742	(26)
Total	$139,750	$(400)
As of March 31, 2011, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at March 31, 2011 (in thousands):

	Cost	Fair Value
Due within one year	$128,381	$128,490
Due in one year to two years	90,331	90,192
Due after two years	55,847	55,667
Total	$274,559	$274,349

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2010	Additions	March 31, 2011	December 31, 2010	Expense	March 31, 2011	December 31, 2010	March 31, 2011	Average Useful Life
Developed and core technology	$90,497	$102	$90,599	$(35,254)	$(4,277)	$(39,531)	$55,243	$51,068	6 years
Customer relationships	33,501	57	33,558	(20,811)	(1,415)	(22,226)	12,690	11,332	5 years
Vendor relationships	7,908	—	7,908	(2,659)	(399)	(3,058)	5,249	4,850	5 years
Other:
Trade names	2,494	—	2,494	(1,286)	(90)	(1,376)	1,208	1,118	5 years
Covenants not to compete	2,000	—	2,000	(1,617)	(100)	(1,717)	383	283	5 years
Patents	3,720	—	3,720	(566)	(93)	(659)	3,154	3,061	10 years
Total intangible assets subject to amortization	$140,120	$159	$140,279	$(62,193)	$(6,374)	$(68,567)	$77,927	$71,712
Total amortization expense related to intangible assets was $6.4 million and $5.5 million for the three months ended March 31, 2011 and 2010, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2011, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2011	$14,644	$5,631	$20,275
2012	17,177	5,735	22,912
2013	13,551	4,968	18,519
2014	4,251	2,300	6,551
2015	1,175	646	1,821
Thereafter	270	1,364	1,634
Total expected amortization expense	$51,068	$20,644	$71,712
The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in thousands):

March 31, 2011
Beginning balance as of December 31, 2010	$400,726
Subsequent goodwill adjustments	(4,212)
Ending balance as of March 31, 2011	$396,514
Subsequent goodwill adjustments of $4.2 million for the three months ended March 31, 2011 include final income tax related

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balance sheet adjustments within the measurement period related to the Siperian and 29West acquisitions and foreign currency translation adjustments.

Note 4.  Borrowings
Convertible Senior Notes
On March 8, 2006, the Company issued and sold Convertible Senior Notes (the "Notes") with an aggregate principal amount of $230.0 million due 2026. The Company paid interest at 3.0% per annum to holders of the Notes, payable semi-annually on March 15 and September 15 of each year, commencing September 15, 2006. Each $1,000 principal amount of Notes was initially convertible, at the option of the holders, into 50 shares of the Company's common stock prior to the earlier of the maturity date (March 15, 2026) or the redemption or repurchase of the Notes. The initial conversion price represented a premium of 29.28% relative to the last reported sale price of common stock of the Company on the NASDAQ National Market of $15.47 on March 7, 2006. The conversion rate initially represented a conversion price of $20.00 per share. The balance of the Notes at December 31, 2010 was $200.7 million.
On February 14, 2011, the Company notified the holders of its Notes that it would exercise its option to redeem the principal amount outstanding on March 18, 2011. On or prior to the close of business on March 17, 2011, the holders had the option to convert their Notes into shares of the Company's common stock at a price of approximately $20 per share, or 50 shares of the Company's common stock per $1,000 principal amount of Notes. Holders of approximately $200.7 million in aggregate principal amount of the Notes converted their notes into approximately 10.0 million shares of the Company's common stock prior to the close of business on March 17, 2011. On March 18, 2011, the Company redeemed $4,000 principal amount of Notes not surrendered for conversion prior to the redemption date. As of March 31, 2011, none of the Notes were outstanding. From the second quarter of 2011 and beyond, the shares of the Company's common stock issued upon conversion will be included in the denominator for both basic and diluted net income per common share, and there will be no interest or amortization of issuance cost.
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of March 31, 2011, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2011.

Note 5.  Other Comprehensive Income
The components of other comprehensive income ("OCI"), net of taxes, for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income, as reported	$21,909	$11,794
Other comprehensive income (loss):
Unrealized loss on investments	(287)	(30)
Cumulative translation adjustments	6,255	(4,480)
Derivative gain (loss)	(702)	264
Total other comprehensive income (loss)	5,266	(4,246)
Total comprehensive income, net of tax effects	$27,175	$7,548
Accumulated other comprehensive loss, net of tax effects, as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Net unrealized gain (loss) on available-for-sale investments	$(130)	$157
Cumulative translation adjustments	852	(5,403)
Derivative loss	(986)	(284)
Accumulated other comprehensive loss, net of tax effects	$(264)	$(5,530)
Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010.
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
Informatica’s results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Australian dollar, Brazilian real, British pound sterling, Canadian dollar, euro, Indian rupee, Israeli shekel, Japanese yen, Mexican peso, and Swiss franc. The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the euro, Indian rupee and Israeli shekel. Informatica is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses and revenue reflected in the intercompany accounts between Informatica U.S. and its subsidiaries in Cayman, India, Israel, and the Netherlands. Exposures resulting from fluctuations in the foreign currency exchange rates applicable to these

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

foreign denominated expenses are included in the Company’s cash flow hedge programs. The foreign exchange forward contracts entered into in December 2009 for Indian rupees and Israeli shekels expired in January 2011. In December 2010, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 17, 2012. The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
Informatica has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2011 financial plan. As of March 31, 2011, these foreign exchange contracts, carried at fair value, have a maturity of ten months or less. During the first quarter of 2011, the Company did not enter into any new forward exchange contracts. The Company closes out approximately three foreign exchange contracts per month when the foreign currency denominated expenses are paid or intercompany revenue is received and any gain or loss is offset against expense.
Informatica and its subsidiaries do not enter into derivative contracts for speculative purposes.
As of March 31, 2011, a derivative loss of $1.0 million was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the next nine months.
Informatica evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Gain (Loss) Recognized (i)	Gain (Loss) Reclassified (ii)	Gain (Loss) Recognized (iii)	Gain (Loss) Recognized (i)	Gain (Loss) Reclassified (ii)	Gain (Loss) Recognized (iii)

Euro	$(1,410)	$(239)	$60	$—	$—	$—
Indian rupee	(13)	(100)	189	374	(19)	14
Israeli shekel	(33)	14	(1)	44	3	(4)
Total	$(1,456)	$(325)	$248	$418	$(16)	$10
____________________

(i)	Amount of gain and loss recognized in accumulated other comprehensive income (effective portion).

(ii)	Amount of gain and loss reclassified from accumulated other comprehensive income into the operating expenses of the condensed consolidated statements of income (effective portion).

(iii)
Amount of gain and loss recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses of the condensed consolidated statements of income. The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.

See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables reflect the fair value amounts for derivatives designated and not designated as hedging instruments at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Derivatives Designated as Hedging Instruments:	Derivative Assets (i)	Derivative Liabilities (ii)	Derivative Assets (i)	Derivative Liabilities (ii)
Euro	$—	$1,509	$—	$384
Indian rupee	48	—	—	185
Israeli shekel	127	79	102	—
Total	$175	$1,588	$102	$569

	March 31, 2011		December 31, 2010
Derivatives Not Designated as Hedging Instruments:	Derivative Assets (i)	Derivative Liabilities (ii)	Derivative Assets (i)	Derivative Liabilities (ii)
Euro	$—	$175	$—	$—
Indian rupee	18	—	29	—
Israeli shekel	23	—	21	—
Total	$41	$175	$50	$—
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.

The gain (loss) recognized in other income, net for non-designated foreign currency forward contracts for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

Gain Recognized in Other income, Net for Derivatives Not Designated as Hedging Instruments:	Three Months Ended March 31,
	2011	2010
Euro	$123	$—
Indian rupee	73	29
Israeli shekel	(11)	(4)
Total	$185	$25

Note 7.  Stock Repurchase Program
The Company has a stock repurchase program, and the primary purpose of the program is to enhance shareholder value, including to offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital.
In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to $50 million of its common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of its Notes in privately negotiated transactions with holders of the Notes. In January 2010, our Board of Directors approved an additional $50 million for the stock repurchase program. In January 2011, the Board authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program. This repurchase program does not have an expiration date.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
From April 2007 to March 31, 2011, the Company repurchased approximately 7,297,000 shares of its common stock at a cost of $124.4 million and $29.0 million of its outstanding Notes at a cost of $27.3 million. During the three months ended March 31, 2011, the Company repurchased 64,612 shares of its common stock at a cost of $3.2 million. There were no repurchases of the Notes during the three months ended March 31, 2011. The Notes were redeemed on March 18, 2011. See Note 4. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements.
As of March 31, 2011, $73.4 million remained available for repurchase under this program.

Note 8.  Stock-Based Compensation
Informatica grants restricted stock units (“RSUs”) and stock options under its 2009 Employee Stock Incentive Plan. Informatica uses the Black-Scholes-Merton option pricing model to determine the fair value of each option award on the date of grant. The Company uses a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and it uses market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the options and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company records stock-based compensation for RSUs and options granted net of estimated forfeiture rates. The Company estimates forfeiture rates at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates.
The fair value of the Company’s stock-based awards was estimated based on the following assumptions:

	Three Months Ended March 31,
	2011	2010
Option grants:
Expected volatility	36%	36%
Weighted-average volatility	36%	36%
Expected term of options (in years)	3.8	3.7
Expected dividends	—	—
Risk-free interest rate	1.5%	1.9%
ESPP:
Expected volatility	35%	33%
Weighted-average volatility	35%	33%
Expected dividends	—	—
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.2%	0.2%

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of the stock-based compensation, net of income tax benefit, for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of service revenues	$864	$662
Research and development	2,399	1,609
Sales and marketing	2,409	1,773
General and administrative	1,840	1,438
Total stock-based compensation	7,512	5,482
Tax benefit of stock-based compensation	(1,870)	(1,140)
Total stock-based compensation, net of tax benefit	$5,642	$4,342

Note 9.  Facilities Restructuring Charges
2004 Restructuring Plan
In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining 27 months lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions of $4.8 million for the remainder of 2011, $4.2 million in 2012, and $1.9 million in 2013.
Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At March 31, 2011, the Company will recognize approximately $2.4 million of accretion as a restructuring charge over the remaining 27 months lease term as follows: $1.2 million for the remainder of 2011, $1.0 million in 2012, and $0.2 million in 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2011 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Accrued Restructuring Charges at
	December 31, 2010	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	March 31, 2011
2004 Restructuring Plan
Excess lease facilities	$33,791	$469	$41	$(3,157)	$(41)	$31,103
2001 Restructuring Plan
Excess lease facilities	5,117	—	—	(396)	—	4,721
Total restructuring plans	$38,908	$469	$41	$(3,553)	$(41)	$35,824
For the three months ended March 31, 2011, the Company recorded $0.5 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the condensed consolidated statement of income. Net cash payments for the three months ended March 31, 2011 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $3.2 million and $0.4 million, respectively.
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
Note 10.  Income Taxes
The Company's effective tax rates were 28% and 27% for the three-month periods ended March 31, 2011 and 2010, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the recognition of current year research and development credits offset by compensation expense related to non-deductible stock-based compensation, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in all of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2011, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended March 31, 2011, consistent with prior quarters, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $13.8 million and $15.4 million as of March 31, 2011 and 2010, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2011 and 2010 were approximately $1.8 million and $2.4 million, respectively. As of March 31, 2011, the gross uncertain tax position is approximately $14.6 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state audits has commenced and is at various stages of completion as of March 31, 2011.
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
Note 11.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income	$21,909	$11,794
Effect of convertible senior notes, net of related tax effects	811	961
Net income adjusted	$22,720	$12,755
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	96,858	90,748
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	605	384
Dilutive effect of employee stock options	6,613	6,192
Dilutive effect of convertible senior notes	8,242	10,050
Shares used in computing diluted net income per common share	112,318	107,374
Basic net income per common share	$0.23	$0.13
Diluted net income per common share	$0.20	$0.12
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for the three months ended March 31, 2011 and 2010, the Notes had a dilutive effect on diluted net income per share. As such, the Company had an add-back of $0.8 million and $1.0 million, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the three months ended March 31, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 4. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements.
In calculating its diluted net income per common share, the Company excluded approximately 752,000 and 18,000 of its options for the three months ended March 31, 2011 and 2010, respectively, since the inclusion of these options would have been anti-dilutive.
Note 12.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $2.6 million for the remainder of 2011, and $3.5 million and $3.6 million for the years ending December 31, 2012 and 2013, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases will expire in July 2013.
The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $40.8 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements for a further discussion.
Future minimum lease payments as of March 31, 2011 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2011	$21,770	$2,570	$19,200
2012	31,073	3,009	28,064
2013	22,016	1,507	20,509
2014	5,648	—	5,648
2015	4,594	—	4,594
Thereafter	1,996	—	1,996
Total future minimum operating lease payments	$87,097	$7,086	$80,011
Of these future minimum lease payments, the Company has accrued $35.8 million in the facilities restructuring accrual at March 31, 2011. This accrual, in addition to minimum lease payments of $40.8 million, includes estimated operating expenses of $10.6 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $13.2 million and a present value discount of $2.4 million recorded in accordance with ASC 420, Exit or Disposal Cost Obligations.
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. The Company has provided a warranty accrual of $0.2 million as of March 31, 2011 and December 31, 2010. To date, the Company’s product warranty expense has not been significant.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Derivative Financial Instruments
Informatica uses foreign exchange forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. Such cash flow exposures result from portions of its forecasted expenditures denominated in currencies other than U.S. dollar, primarily the Indian rupee and Israeli shekel and forecasted intercompany revenue denominated in euros. As of March 31, 2011, these foreign exchange forward contracts, carried at fair value, have a maturity of ten months or less. Informatica enters into these foreign exchange forward contracts to hedge forecasted operating expenditures in the normal course of business, and accordingly, they are not speculative in nature.
As of March 31, 2011, the notional amounts of the foreign exchange forward contracts that the Company committed to purchase in the fourth quarter of 2010 for the euro, Indian rupees, and Israeli shekels were $21.9 million, $16.1 million, and $3.6 million, respectively.
See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 6. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements for a further discussion.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
No customer accounted for more than 10% of revenue in the three months ended March 31, 2011 and 2010. At March 31, 2011 and 2010, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 34% and 35% of total revenues in the first quarter of 2011 and 2010, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues:
North America	$110,921	$87,690
Europe	41,136	33,370
Other	15,975	14,070
Total revenues	$168,032	$135,130
Long-lived assets by geographic region are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Long-lived assets, net (excluding assets not allocated):
North America	$75,321	$81,762
Europe	3,926	4,145
Other	1,724	1,886
Total long-lived assets	$80,971	$87,793

Note 14.  Recent Accounting Pronouncements
There have been no new accounting pronouncements relevant to the Company during the three months ended March 31, 2011 as compared to the recent accounting pronouncements described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Note 15.  Acquisitions
Siperian, Inc.
On January 28, 2010, the Company acquired Siperian, Inc. (“Siperian”), a privately-held company. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to most business requirements. The Company acquired Siperian in a cash merger transaction valued at approximately $130.0 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow fund will remain in place until July 28, 2011, although a portion of the escrow funds were paid out in February 2011 and March 2011.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquiree's transaction related costs consist of investment banker, legal and accounting fees, and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.
At the time of acquisition, the Company finalized plans to terminate certain employees and vacate certain facilities of Siperian. The cost associated with such exit activities, which are reflected in Acquisitions and other on the condensed consolidated statement of income, is as follows (in thousands):

Termination of certain employees	$326
Vacating certain facilities of Siperian	1,121
Total	$1,447

Informatica does not expect to incur any additional expenses related to these exit activities in the future.
The following table presents the unaudited pro forma results of Informatica (including Siperian) for the three months ended March 31, 2010 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of the fiscal period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

Three Months Ended March 31,
2010
Pro forma total revenues	$136,049
Pro forma net income	$5,568
Pro forma net income per share - basic	$0.06
Pro forma net income per share - diluted	$0.06
Pro forma weighted-average basic shares	90,748
Pro forma weighted-average diluted shares	97,324
See Note 11. Net Income per Common Share of Notes to Condensed Consolidated Financial Statements for a discussion of the calculation of basic and diluted net income per share.
In the first quarter of 2011, the Company recorded a benefit of $1.7 million for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts. This change in estimate is included in Acquisition and Other on the condensed consolidated statement of income.
29West Inc.
On March 22, 2010, the Company acquired 29West Inc. (“29West”), a privately-held company. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data, and proprietary trading and market making, and is sold to banks, hedge funds, exchanges, and software application vendors worldwide. The Company acquired 29West in a stock purchase transaction valued at approximately $50.0 million. As a result of this acquisition, the Company also assumed certain facility leases, liabilities, and commitments. Approximately $7.0 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock-based compensation, and provision for income taxes; the growth of our customer base and customer demand for our products and services, continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
We grew our total revenues in the first quarter of 2011 by 24% to $168.0 million compared to $135.1 million from the same period in 2010. License revenues grew 30% to $71.5 million in the first quarter of 2011 compared to $55.0 million for the same period in 2010 primarily due to continued market acceptance of our products for broader data integration projects. Services revenues increased by 21% quarter over quarter due to a 22% growth in maintenance revenues and a 17% increase in consulting, education, and subscription services. The maintenance revenue growth is attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues has increased to 19% in the first quarter of 2011 from 11% in the same period of 2010.
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

•
Product Introductions and Enhancements:  To address the expanding data integration and data quality needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in January 2010, we extended our existing MDM offering through the acquisition of Siperian. In February 2010, we launched Informatica Data Cloud Store, an Infrastructure-as-a-Service offering to archive database and enterprise application data to the cloud in a cost-effective and secure manner. In March 2010, we acquired 29West and their family of Ultra Messaging products. In June 2010, we delivered the Informatica Cloud Summer 2010 Release. In January 2011, we delivered Informatica Cloud Express, a cloud data integration service with usage-based pricing. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first quarter of 2011 and the first, second, and fourth quarters of 2010 followed these seasonal trends. However, license revenues in the third quarter of 2010 were essentially flat with the second quarter. The continued uncertain macroeconomic conditions make our historical seasonal trends more difficult to predict.

To address these potential risks, we have focused on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, the targeting of our sales force and distribution channel on new products, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to sustain the growth rates we have experienced recently. As a result of improvements in our business prospects and with the expectation of uneven yet continued progress towards macroeconomic recovery, we have increased our hiring and expect to continue hiring through the remainder of 2011.
We concentrate on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, in March 2011, we announced a partnership with NetSuite to provide a cloud computing-based solution for deploying two-tier ERP systems. In addition, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett-Packard, Intel, Microsoft, Oracle, salesforce.com, and SAP, among others. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A of this Report.
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also have opened the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. We experienced a continued increase in sales productivity in the United States in 2010. While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience a slight increase in international sales productivity in 2010 and the first quarter of 2011.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill and intangible assets, business combinations, stock-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The critical accounting estimates associated with these policies are discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. As discussed below, on January 1, 2011, we adopted an accounting pronouncement on multiple-deliverable revenue arrangements that are outside the scope of industry-specific revenue recognition guidance. There have been no other changes in our critical accounting policies since the end of fiscal year 2010.
Revenue Recognition
Our revenue recognition policy, except for the adoption of the new pronouncement, is included in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Multiple Element Arrangements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. The new guidance amends the criteria for allocating consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The guidance also eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.
We adopted this guidance on a prospective basis on January 1, 2011, and therefore, is applicable to relevant revenue arrangements entered into or materially modified on or after that date.
Our multiple-element arrangements are primarily software or software-related, which are excluded from the new guidance. Multiple-element arrangements that include non-software related elements and software or software-related elements, which are included in the new guidance, are not material to date.
For multiple element arrangements that include software and non-software related elements, for example, on-site software licenses sold together with subscriptions for our cloud and hosted address validation services, we allocate revenue to each software and non-software element as a group based upon the relative selling price of each. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use the ESP for that deliverable. Revenue allocated to each element is then recognized when the basic revenue recognition criteria is met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.
In certain limited instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequent selling of each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish the selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
When we are unable to establish selling prices using VSOE or TPE, we use ESP in the allocation of arrangement consideration. We determine ESP for a price or service by considering both market conditions and entity-specific factors. This includes, but is not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Given the nature of our transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the three months ended March 31, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 14. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three months ended March 31, 2011 and 2010 as a percentage of total revenues:

	Three Months Ended March 31,
	2011	2010
Revenues:
License	43%	41%
Service	57	59
Total revenues	100	100
Cost of revenues:
License	1	1
Service	16	17
Amortization of acquired technology	3	2
Total cost of revenues	20	20
Gross profit	80	80
Operating expenses:
Research and development	18	17
Sales and marketing	36	38
General and administrative	7	8
Amortization of intangible assets	1	2
Facilities restructuring charges	—	1
Acquisitions and other	(1)	3
Total operating expenses	61	69
Income from operations	19	11
Interest income	1	1
Interest expense	(1)	(1)
Other income, net	(1)	1
Income before income taxes	18	12
Income tax provision	5	3
Net income	13%	9%

Revenues
Our total revenues increased to $168.0 million for the three months ended March 31, 2011 compared to $135.1 million for the three months ended March 31, 2010, representing a growth of $32.9 million (or 24%). The increase was due to an increase in the number of license transactions and the average sales price of those transactions and growth in our customer installed base.

The following table and discussion compare our revenues by type for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
License	$71,501	$55,047	30%
Service revenues:
Maintenance	70,435	57,832	22%
Consulting, education, and other	26,096	22,251	17%
Total service revenues	96,531	80,083	21%
Total revenues	$168,032	$135,130	24%
License Revenues
Our license revenues increased to $71.5 million (or 43% of total revenues) for the three months ended March 31, 2011 compared to $55.0 million (or 41% of total revenues) for the three months ended March 31, 2010. The increase of $16.5 million (or 30%) in license revenues for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase in both the volume of license transactions and the average sales price of those transactions, resulting in growth of license revenues across all major geographic regions. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of new technologies.
The number of transactions greater than $1.0 million increased to 13 in the first quarter of 2011 compared to seven in the first quarter of 2010. The total number of new customers that we added in the first quarter of 2011 and 2010, including the number of customers added through acquisitions, was 68 and 133, respectively. We had license transactions with 252 existing customers in the first quarter of 2011 compared to 226 in the first quarter of 2010.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the first quarter of 2011, including upgrades for which we charge customers an additional fee, increased to $399,000 from $337,000 in the first quarter of 2010.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $70.4 million (or 42% of total revenues) for the three months ended March 31, 2011 compared to $57.8 million (or 43% of total revenues) for the three months ended March 31, 2010. The increase of $12.6 million (or 22%) in maintenance revenues for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the increasing size of our installed customer base, including those acquired through our acquisitions in 2010. See Note 15. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2011, we expect maintenance revenues to increase from the comparable 2010 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $26.1 million (or 15% of total revenues) for the three months ended March 31, 2011 compared to $22.3 million (or 16% of total revenues) for the three months ended March 31, 2010. The increase of $3.8 million (or 17%) in consulting, education, and other services revenues for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase in consulting revenues in North America as a result of higher customer demand and increased subscription revenues.
For the remainder of 2011, we expect our revenues from consulting and education, and other services revenues to increase from the comparable 2010 levels due to an increase in demand for consulting services and subscriptions offerings.
International Revenues
Our international revenues were $57.1 million (or 34% of total revenues) and $47.4 million (or 35% of total revenues) for the three months ended March 31, 2011 and 2010, respectively. The increase of $9.7 million (or 20%) in international revenues for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase in license revenues in Europe.
For the remainder of 2011, we expect our international revenues as a percentage of total revenues to be relatively consistent with or increase slightly from the comparable 2010 levels.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at March 31, 2011 were approximately $215.4 million compared to $169.4 million at March 31, 2010 and $215.9 million at December 31, 2010. The increase in the first quarter of 2011 from the comparable period of 2010 was primarily due to an increase in deferred license and maintenance revenues and an increase in license backlog. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues.

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Cost of license revenues	$1,441	$965	49%
Cost of service revenues	27,314	23,057	18%
Amortization of acquired technology	4,293	2,772	55%
Total cost of revenues	$33,048	$26,794	23%
Cost of license revenues, as a percentage of license revenues	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	28%	29%	(1)%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $1.4 million (or 2% of license revenues) for the three months ended March 31, 2011, compared to $1.0 million (or 2% of license revenues) in the same period of 2010. The $0.5 million (or 49%) increase in the first quarter of 2011 compared to the same period of 2010 was primarily due to a proportional increase in license revenues.
For the remainder of 2011, we expect that our cost of license revenues as a percentage of license revenues to be relatively consistent with the first quarter of 2011.
Cost of Service Revenues
Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to postal authorities and other third parties for content and hosting costs for our subscription services. Cost of service revenues was $27.3 million (or 28% of service revenues) in the first quarter of 2011 compared to $23.1 million (or 29% of service revenues) in the same period of 2010.
The $4.3 million (or 18%) increase in the first quarter of 2011 compared to the same period of 2010 was primarily due to a $2.6 million increase in personnel related costs, a $0.8 million increase in subcontractor fees, and a $0.6 million increase in reimbursable expenses. The majority of these increases were driven by increased demand for our consulting and education services in the first quarter of 2011 compared to the same period of 2010.
For the remainder of 2011, we expect that our cost of service revenues, in absolute dollars, to increase from the 2010 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2011 to remain relatively consistent with 2010 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Amortization of acquired technology	4,293	2,772	55%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $4.3 million for the three months ended March 31, 2011 compared to $2.8 million in the same period of 2010. The $1.5 million (or 55%) increase in the first quarter of 2011 compared to the same period of 2010 was primarily due to amortization of certain technologies from the acquisitions of Siperian and 29West in 2010.
For the remainder of 2011, we expect the amortization of acquired technology to be approximately $14.6 million before the effect of any potential future acquisitions subsequent to March 31, 2011.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Research and development	$30,587	$23,578	30%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $30.6 million (or 18% of total revenues) for the three months ended March 31, 2011, compared to $23.6 million (or 17% of total revenues) for the three months ended March 31, 2010. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $7.0 million (or 30%) increase in first quarter of 2011 compared to the same period of 2010 was primarily due to a $6.1 million increase in personnel related costs as a result of increased headcount and a $0.6 million increase in general overhead costs.
For the remainder of 2011, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first quarter of 2011.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Sales and marketing	$59,582	$51,419	16%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $59.6 million (or 36% of total revenues) for the three months ended March 31, 2011 compared to $51.4 million (or 38% of total revenues) for the three months ended March 31, 2010. The sales and marketing expenses as percentage of total revenues declined by 2% for the first quarter of 2011 compared to the same period in 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our sales and marketing expenses, as well as increased sales productivity.
The $8.2 million (or 16%) increase for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a $9.0 million increase in personnel-related costs, which include sales commissions, stock-based compensation, and headcount growth from 665 in March 2010 to 776 in March 2011. This was offset by a $1.4 million reduction in outside services.
For the remainder of 2011, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first quarter of 2011. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
General and administrative	$12,038	$11,408	6%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $12.0 million (or 7% of total revenues) for the three months ended March 31, 2011 compared to $11.4 million (or 8% of total revenues) for the three months ended March 31, 2010. The general and administrative expenses as percentage of total revenues declined by 1% for the first quarter of 2011 compared to the same period in 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses, as well as implementation of certain cost containment programs.
The $0.6 million (or 6%) increase for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to a $1.5 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount offset by a $0.5 million decrease in outside services and a $0.4 million decrease in the provision for doubtful accounts.
For the remainder of 2011, we expect general and administrative expenses as a percentage of total revenues, to be relatively consistent with or decrease slightly from the first quarter of 2011.

Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Amortization of intangible assets	$2,081	$2,710	(23)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $2.1 million (or 1% of total revenues) for the three months ended March 31, 2011 compared to $2.7 million (or 2% of total revenues) for the three months ended March 31, 2010.
The decrease of $0.6 million in amortization of intangible assets for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to decreasing amortization for customer relationships, which are amortized using a method based on expected cash flows.
For the remainder of 2011, we expect amortization of the remaining intangible assets to be approximately $5.6 million, before the impact of any amortization for any possible intangible assets acquired as part of any future acquisitions subsequent to March 31, 2011.
Facilities Restructuring Charges
The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Facilities restructuring charges	$510	$656	(22)%
In the three months ended March 31, 2011 and 2010, we recorded restructuring charges of $0.5 million and $0.7 million, respectively, for accretion charges related to the 2004 Restructuring Plan.
As of March 31, 2011, $35.8 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $3.2 million for both of the three-month periods ended March 31, 2011 and 2010. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2011, if there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.4 million for both of the three-month periods ended March 31, 2011 and 2010. Actual future cash requirements may differ from the restructuring liability balances as of March 31, 2011 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
Acquisitions and Other
The following table sets forth, for the periods indicated, our acquisitions and other:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Acquisitions and other	$(1,702)	$3,649	147%
For the three months ended March 31, 2011, acquisition and other consisted of a $1.7 million benefit for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts.
For the three months ended March 31, 2010, the $3.6 million charge for acquisition and other consisted of a $2.2 million for legal and bankers' fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Interest income	$1,095	$951	15%
Interest expense	(1,780)	(1,580)	13%
Other income (expense), net	(932)	1,980	(147)%
Interest and other income (expense), net	$(1,617)	$1,351	(220)%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The decrease of $3.0 million (or 220%) in the three months ended March 31, 2011 compared to the same period of 2010 was primarily due to a $0.9 million foreign exchange loss and a $1.7 million decrease in gain recognized from the sale of our investment in an equity interest.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(In thousands, except percentages)
Income tax provision	$8,362	$4,473	87%
Effective tax rate	28%	27%	1%
Our effective tax rates were 28% and 27% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, and the recognition of current year research and development credits offset by compensation expense related to non-deductible stock-based compensation, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.

Our effective tax rate in 2011 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2011, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended March 31, 2011, consistent with prior quarters, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in the stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to Income Taxes (ASC 740), if recognized, would impact the income tax provision by $13.8 million and $15.4 million as of March 31, 2011 and 2010, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2011 and 2010 were approximately $1.8 million and $2.4 million, respectively. As of March 31, 2011, the gross uncertain tax position is approximately $14.6 million.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of March 31, 2011, we had $552.7 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of March 31, 2011, we had $220.0 million available for borrowing under the Credit Agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes (the "Notes"), and acquire businesses and technologies to expand our product offerings.
The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$61,729	$43,182
Cash provided by (used in) investing activities	$32,176	$(63,957)
Cash provided by financing activities	$16,613	$16,002
Operating Activities:  Cash provided by operating activities for the three months ended March 31, 2011 was $61.7 million, representing an increase of $18.5 million from the three months ended March 31, 2010. This increase resulted primarily from a $10.1 million increase in net income, a $1.5 million increase in adjustments for non-cash expenses, a $14.3 million decrease in accounts receivable, a $5.9 million increase in deferred revenues, and a $3.1 million increase in income taxes payable, which were offset by an $8.5 million increase in prepaid expenses and other assets and a $7.9 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from stock-based compensation of $5.4 million during the three months ended March 31, 2011. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $5.4 million during the three months ended March 31, 2011. Our “days sales outstanding” in accounts receivable decreased from 52 days at March 31, 2010 to 50 days at March 31, 2011 due to improvement in our collections effort. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash provided by investing activities were $32.2 million for the three months ended March 31, 2011, and net cash used in investing activities were $64.0 million for the three months ended March 31, 2010. We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
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
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities for the three months ended March 31, 2011 was $16.6 million due to $17.1 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $5.4 million of excess tax benefits from stock-based compensation. These amounts were offset by repurchases and retirement of our common stock of $3.2 million and withholding taxes for restricted stock units net share settlement of $2.7 million.
Net cash provided by financing activities for the three months ended March 31, 2010 was $16.0 million due to $13.8 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $3.3 million of excess tax benefits from stock-based compensation. These amounts were partially offset by the withholding taxes for restricted stock units net share settlement of $1.1 million.
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
In April 2007, Informatica’s Board of Directors authorized a stock repurchase program for up to $50.0 million of our common stock. In April 2008, Informatica’s Board of Directors authorized an additional $75.0 million of its common stock for the stock repurchase program. In October 2008, Informatica’s Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of our Notes in privately negotiated transactions with holders of the Notes. In January 2010, our Board of Directors authorized an additional $50.0 million for the repurchase of our common stock and Notes. In January 2011, our Board of Directors authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program. This repurchase program does not have an expiration date.
From April 2007 to March 31, 2011, we repurchased approximately 7,297,000 shares of our common stock at a cost of $124.4 million and $29.0 million of our outstanding Notes at a cost of $27.3 million. We have $73.4 million available to repurchase additional shares of our common stock under this program as of March 31, 2011.
Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value, including to partially offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors.
On February 14, 2011, we notified the holders of the Notes that we would exercise our option to redeem the principal amount outstanding on March 18, 2011. On or prior to the close of business on March 17, 2011, the holders had the option to convert their Notes into shares of our common stock at a price of approximately $20 per share, or 50 shares of our common stock per $1,000 principal amount of notes. Holders of approximately $200.7 million in aggregate principal amount of the Notes converted their notes into approximately 10.0 million shares of our common stock prior to the close of business on March 17, 2011. On March 18, 2011, we redeemed $4,000 principal amount of Notes not surrendered for conversion prior to the redemption date. As of March 31, 2011, none of the Notes were outstanding.
We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through public or private equity or debt financing or from other sources.
Approximately a quarter of our cash, cash equivalents, and marketable securities are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the three months ended March 31, 2011. No amounts were outstanding under the Credit Agreement as of March 31, 2011, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of March 31, 2011. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at March 31, 2011, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2011	2012 and 2013	2014 and 2015	2016 and Beyond
Operating lease obligations:
Operating lease payments	$87,097	$21,770	$53,089	$10,242	$1,996
Future sublease income	(7,086)	(2,570)	(4,516)	—	—
Net operating lease obligations	80,011	19,200	48,573	10,242	1,996
Other obligations*	1,516	661	855	—	—
Total	$81,527	$19,861	$49,428	$10,242	$1,996
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
Our contractual obligations at March 31, 2011 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $2.6 million for the remainder of 2011, and $3.5 million and $3.6 million for the years ending December 31, 2012 and 2013, respectively.
The above commitment table does not include approximately $15.1 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $40.8 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Of these future minimum lease payments, we have $35.8 million recorded in accrued facilities restructuring charges at March 31, 2011. This accrual, in addition to minimum lease payments of $40.8 million, includes estimated operating expenses of $10.6 million, is net of estimated sublease income of $13.2 million, and is net of the present value impact of $2.4 million recorded in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
The foreign exchange forward contracts initiated in the fourth quarter of 2009 expired in January 2011, and we entered into additional foreign exchange forward contracts in December 2010 under our hedging programs with monthly expiration dates through January 2012.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2010 for euros, Indian rupees, and Israeli shekels, which were outstanding as of March 31, 2011 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased	Weighted Average Rate
Euro	16,800	—	$21,912	$—	1.3043
Indian rupee	—	749,300	—	16,060	46.6566
Israeli shekel	—	13,100	—	3,591	3.6475
			$21,912	$19,651
See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion.
We record the effective portion of changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss). When the forecasted transaction occurs, we reclassify the effective portion related gain or loss on the cash flow hedge to operating expenditures. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (expense) in the condensed consolidated statements of income.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist of certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. All investments are carried at market value, which approximates cost. See Note 2. Cash, Cash Equivalents, and Short-Term Investments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the three months ended March 31, 2011, the average annual rate of return on our investments was 0.7%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2011, we had net unrealized loss of $0.2 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of March 31, 2011, the fair market value of the portfolio would change by approximately $2.4 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2011.

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
Change in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information set forth in Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2010.
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
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett Packard, Intel, Microsoft, NetSuite, Oracle, Salesforce.com, and SAP.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we have acquired several companies in the past few years, including 29West in March 2010, Siperian in January 2010, Agent Logic in September 2009, AddressDoctor in June 2009, and Applimation in February 2009. Acquisitions and investments involve a number of risks, including:

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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of March 31, 2011. The credit agreement contains affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Business interruptions could adversely affect our business.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions, such as the March 2011 earthquake and tsunami off the coast of Japan and the December 2006 earthquake off the coast of Taiwan, can negatively affect our operations given necessary interaction among our international facilities. For example, the December 2006 Taiwan earthquake resulted in a major fiber outage, which affected network connectivity in some of our facilities in Asia. In the event such an earthquake or any other natural disaster or man-made failure occurs, it could disrupt the operations of our affected facilities and recovery of our resources. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended March 31, 2011.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 — January 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$76,542
February 1 — February 28
From employees (1)	56,851	$46.77	—	—
Repurchase program (2)	64,612	$49.23	64,612	$73,362
March 1 — March 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$73,362
Total	121,463	$48.08	64,612
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the first quarter of fiscal 2011 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In October 2008, our Board approved expanding our stock repurchase program to include the repurchase, from time to time, of a portion of our outstanding convertible notes in privately negotiated transactions. In January 2011, our Board authorized an additional $50 million increase to the program. On March 18, 2011, we completed the redemption of all of the remaining Notes. All stock repurchased pursuant to the repurchase program in the quarter ended March 31, 2011 were purchased in open market transactions. As of March 31, 2011, Informatica had remaining authorization of $73.4 million for future share repurchases. For further information about our stock repurchase program, see the subsection Convertible Senior Notes in Note 4. Borrowings and Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4, and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document
3.1	Amended and Restated Bylaws of Informatica Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 15, 2011, Commission File No. 0-25871)
10.1 *	Description of 2011 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2011, Commission File No. 0-25871).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase.

____________________

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished, not filed.
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2011	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2011

Exhibit Number	Document
3.1	Amended and Restated Bylaws of Informatica Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 15, 2011, Commission File No. 0-25871)
10.1 *	Description of 2011 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2011, Commission File No. 0-25871).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase.

____________________

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished, not filed.
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.