Form 10-Q
period 2011-06-30
INFORMATICA CORP
filed 2011-08-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of July 29, 2011, there were approximately 106,681,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$273,040	$208,899
Short-term investments	291,137	262,047
Accounts receivable, net of allowances of $3,675 and $4,289, respectively	125,316	147,534
Deferred tax assets	18,883	22,664
Prepaid expenses and other current assets	39,560	32,321
Total current assets	747,936	673,465
Property and equipment, net	9,719	9,866
Goodwill	423,479	400,726
Other intangible assets, net	73,927	77,927
Long-term deferred tax assets	25,061	18,314
Other assets	6,201	9,343
Total assets	$1,286,323	$1,189,641
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,061	$5,948
Accrued liabilities	42,803	50,199
Accrued compensation and related expenses	49,210	56,315
Accrued facilities restructuring charges	19,629	18,498
Deferred revenues	189,668	172,559
Convertible senior notes	—	200,693
Total current liabilities	310,371	504,212
Accrued facilities restructuring charges, less current portion	13,169	20,410
Long-term deferred revenues	6,491	6,987
Long-term deferred tax liabilities	230	311
Long-term income taxes payable	16,324	12,739
Other liabilities	4,872	—
Total liabilities	351,457	544,659
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	106	94
Additional paid-in capital	747,688	514,365
Accumulated other comprehensive income (loss)	2,900	(5,530)
Retained earnings	184,172	136,053
Total stockholders’ equity	934,866	644,982
Total liabilities and stockholders’ equity	$1,286,323	$1,189,641
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
License	$86,343	$70,016	$157,844	$125,063
Service	106,384	85,645	202,915	165,728
Total revenues	192,727	155,661	360,759	290,791
Cost of revenues:
License	1,217	1,143	2,658	2,108
Service	29,365	25,041	56,679	48,098
Amortization of acquired technology	4,885	3,616	9,178	6,388
Total cost of revenues	35,467	29,800	68,515	56,594
Gross profit	157,260	125,861	292,244	234,197
Operating expenses:
Research and development	32,929	26,801	63,516	50,379
Sales and marketing	70,943	60,053	130,525	111,472
General and administrative	13,953	10,865	25,991	22,273
Amortization of intangible assets	1,992	2,355	4,073	5,065
Facilities restructuring charges	476	336	986	992
Acquisitions and other	780	—	(922)	3,649
Total operating expenses	121,073	100,410	224,169	193,830
Income from operations	36,187	25,451	68,075	40,367
Interest income	1,094	849	2,189	1,800
Interest expense	(121)	(1,576)	(1,901)	(3,156)
Other income (expense), net	(548)	33	(1,480)	2,013
Income before income taxes	36,612	24,757	66,883	41,024
Income tax provision	10,402	7,330	18,764	11,803
Net income	$26,210	$17,427	$48,119	$29,221
Basic net income per common share	$0.25	$0.19	$0.47	$0.32
Diluted net income per common share	$0.23	$0.17	$0.43	$0.29
Shares used in computing basic net income per common share	106,014	91,673	101,458	91,213
Shares used in computing diluted net income per common share	113,148	107,959	112,755	107,701
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$48,119	$29,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,799	3,279
Allowance for (recovery of) doubtful accounts	(499)	33
Gain on sale of investment in equity interest	—	(1,824)
Stock-based compensation	15,667	11,061
Deferred income taxes	(1,197)	(1,009)
Tax benefits from stock-based compensation	15,421	7,974
Excess tax benefits from stock-based compensation	(15,172)	(6,077)
Amortization of intangible assets and acquired technology	13,251	11,453
Non-cash facilities restructuring charges	986	992
Other non-cash items	(1,702)	384
Changes in operating assets and liabilities:
Accounts receivable	22,905	12,097
Prepaid expenses and other assets	(8,975)	1,078
Accounts payable and accrued liabilities	(8,675)	(2,377)
Income taxes payable	65	(4,379)
Accrued facilities restructuring charges	(7,014)	(7,158)
Deferred revenues	16,545	4,849
Net cash provided by operating activities	92,524	59,597
Investing activities:
Purchases of property and equipment	(2,377)	(3,213)
Purchases of investments	(191,895)	(129,009)
Purchase of investment in equity interest	(164)	(1,500)
Sale of investment in equity interest	—	4,824
Maturities of investments	80,890	136,863
Sales of investments	82,057	84,638
Business acquisitions, net of cash acquired	(24,085)	(168,777)
Net cash used in investing activities	(55,574)	(76,174)
Financing activities:
Net proceeds from issuance of common stock	30,519	22,286
Repurchases and retirement of common stock	(19,638)	(10,651)
Redemption of convertible senior notes	(4)	—
Withholding taxes related to restricted stock units net share settlement	(5,256)	(1,697)
Excess tax benefits from stock-based compensation	15,172	6,077
Net cash provided by financing activities	20,793	16,015
Effect of foreign exchange rate changes on cash and cash equivalents	6,398	(8,098)
Net increase (decrease) in cash and cash equivalents	64,141	(8,660)
Cash and cash equivalents at beginning of period	208,899	159,197
Cash and cash equivalents at end of period	$273,040	$150,537
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2011 and 2010 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2011, or any other future period.
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
Revenue Recognition
The Company derives its revenues from software license fees, maintenance fees, professional services, consisting of consulting and education services, and other revenues, primarily consisting of subscriptions for address validation and cloud services. The Company recognizes revenue in accordance with ASC 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other authoritative accounting literature.
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
Collection is probable.  The Company first assesses the credit-worthiness and collectability at a country level based on the country’s overall economic climate and general business risk. Then, for the customers in the countries that are deemed credit-

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

worthy, it assesses credit and collectability based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized at the time that payment is received.
The Company requires evidence of sell-through from resellers and distributors for order acceptance. The Company then recognizes revenue from resellers and distributors upon shipment if all other revenue recognition criteria are met, which in substantially all cases is when cash is collected or when the reseller or distributor is deemed credit-worthy based on their payment history and credit profile to conclude that collectability is probable.
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
Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement. The Company recognizes revenues net of applicable sales taxes, financing charges absorbed by the Company, and amounts retained by our resellers and distributors, if any.
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
Other revenues, primarily consisting of subscriptions for address validation and cloud services (which are not material for any period presented), are generally recognized as the services are delivered.
Deferred revenues include deferred license, maintenance, consulting, education, and other services revenues. For customers not deemed credit-worthy, the Company’s practice is to net unpaid deferred revenue for that customer against the related receivable balance.
Multiple Element Arrangements - Nonsoftware Arrangements or Arrangements with Software and Nonsoftware Elements
In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. The new guidance amends the criteria for allocating the consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on VSOE if available, third-party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For multiple element arrangements that include software and non-software related elements, for example, on-site software licenses sold together with subscriptions for the Company's cloud and hosted address validation services, the Company allocates revenue to each software and non-software element as a group based upon the relative selling price of each in accordance with the selling price hierarchy, which includes (i) VSOE if available, (ii) TPE if VSOE is not available, and (iii) ESP if neither VSOE nor TPE is available. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which the Company accounts for multiple element arrangements that contain only software and software-related elements remains unchanged.
In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequent selling of each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, the Company attempts to establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
When the Company is unable to establish a selling price using VSOE or TPE, the Company uses ESP in its allocation of the arrangement consideration. The Company determines ESP for a product or service by considering both market conditions and entity-specific factors. This includes, but is not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Given the nature of the Company's transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the six months ended June 30, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$42,588	$42,588	$—	$—
Marketable debt securities (ii)	307,437	—	307,437	—
Total money market funds and marketable debt securities	350,025	42,588	307,437	—
Foreign currency derivatives (iii)	393	—	393	—
Total assets	$350,418	$42,588	$307,830	$—
Liabilities:
Foreign currency derivatives (iv)	$1,523	$—	$1,523	$—
Total liabilities	$1,523	$—	$1,523	$—

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of seven months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
The counterparties associated with the Company’s foreign currency forward contracts are large credit-worthy financial institutions, and the derivatives transacted with these entities are relatively short in duration; therefore, the Company does not consider counterparty concentration and non-performance to be material risks at this time. Both the Company and the counterparties are expected to perform under the contractual terms of the instruments.
See Note 5. Other Comprehensive Income, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three months ended June 30, 2011 and 2010 were not significant. Realized gains recognized for the six months ended June 30, 2011 and 2010 were approximately $0.3 million and $0.1 million, respectively. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of June 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$214,152	$—	$—	$214,152
Cash equivalents:
Money market funds	42,588	—	—	42,588
Commercial paper	2,000	—	—	2,000
Federal agency notes and bonds	13,700	—	—	13,700
U.S. government notes and bonds	600	—	—	600
Total cash equivalents	58,888	—	—	58,888
Total cash and cash equivalents	273,040	—	—	273,040
Short-term investments:
Certificates of deposit	6,997	3	—	7,000
Commercial paper	11,746	—	—	11,746
Corporate notes and bonds	135,209	191	—	135,400
Federal agency notes and bonds	95,479	138	—	95,617
U.S. government notes and bonds	3,897	14	—	3,911
Municipal notes and bonds	37,414	49	—	37,463
Total short-term investments	290,742	395	—	291,137
Total cash, cash equivalents, and short-term investments (i)	$563,782	$395	$—	$564,177
____________________
(i)     Total estimated fair value above included $350.0 million comprised of cash equivalents and short-term investments at June 30, 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$197,169	$—	$—	$197,169
Cash equivalents:
Money market funds	2,231	—	—	2,231
Federal agency notes and bonds	9,499	—	—	9,499
Total cash equivalents	11,730	—	—	11,730
Total cash and cash equivalents	208,899	—	—	208,899
Short-term investments:
Certificates of deposit	14,437	—	—	14,437
Commercial paper	10,977	—	—	10,977
Corporate notes and bonds	97,899	444	(86)	98,257
Federal agency notes and bonds	105,120	40	(140)	105,020
U.S. government notes and bonds	10,156	19	(10)	10,165
Municipal notes and bonds	23,205	5	(19)	23,191
Total short-term investments	261,794	508	(255)	262,047
Total cash, cash equivalents, and short-term investments (i)	$470,693	$508	$(255)	$470,946
____________________
(i)     Total estimated fair value above included $273.8 million comprised of cash equivalents and short-term investments at December 31, 2010.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at June 30, 2011 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$46,849	$(76)
Federal agency notes and bonds	22,034	(20)
Municipal notes and bonds	600	—
Total	$69,483	$(96)
As of June 30, 2011, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at June 30, 2011 (in thousands):

	Cost	Fair Value
Due within one year	$59,686	$59,752
Due in one year to two years	141,748	141,978
Due after two years	89,308	89,407
Total	$290,742	$291,137

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of June 30, 2011 and December 31, 2010 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2010	Additions	June 30, 2011	December 31, 2010	Expense	June 30, 2011	December 31, 2010	June 30, 2011	Average Useful Life (Years)
Developed and core technology	$90,497	$7,046	$97,543	$(35,254)	$(9,161)	$(44,415)	$55,243	$53,128	6
Customer relationships	33,501	573	34,074	(20,811)	(2,741)	(23,552)	12,690	10,522	5
Vendor relationships	7,908	—	7,908	(2,659)	(783)	(3,442)	5,249	4,466	5
Other:
Trade names	2,494	—	2,494	(1,286)	(179)	(1,465)	1,208	1,029	5
Covenants not to compete	2,000	—	2,000	(1,617)	(200)	(1,817)	383	183	5
Patents	3,720	—	3,720	(566)	(187)	(753)	3,154	2,967	10
Total intangible assets subject to amortization	140,120	7,619	147,739	(62,193)	(13,251)	(75,444)	77,927	72,295
In-process research and development	—	1,632	1,632	—	—	—	—	1,632	N.A.
Total intangible assets, net	$140,120	$9,251	$149,371	$(62,193)	$(13,251)	$(75,444)	$77,927	$73,927
Total amortization expense related to intangible assets was $6.9 million and $6.0 million for the three months ended June 30, 2011 and 2010, respectively, and $13.3 million and $11.5 million for the six months ended June 30, 2011 and 2010, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2011, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2011	$10,306	$3,645	$13,951
2012	19,437	5,881	25,318
2013	15,115	5,092	20,207
2014	5,338	2,395	7,733
2015	1,887	709	2,596
Thereafter	1,045	1,445	2,490
Total intangible assets subject to amortization	$53,128	$19,167	$72,295

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

June 30, 2011
Beginning balance as of December 31, 2010	$400,726
Goodwill from acquisitions	26,188
Subsequent goodwill adjustments	(3,435)
Ending balance as of June 30, 2011	$423,479
Subsequent goodwill adjustments of $3.4 million for the six months ended June 30, 2011 include final income tax related balance sheet adjustments within the measurement period related to the Siperian and 29West acquisitions and foreign currency translation adjustments. See Note 15. Acquisitions for a further discussion of goodwill from acquisitions.

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
On February 14, 2011, the Company notified the holders of its Notes that it would exercise its option to redeem the principal amount outstanding on March 18, 2011. On or prior to the close of business on March 17, 2011, the holders had the option to convert their Notes into shares of the Company's common stock at a price of approximately $20 per share, or 50 shares of the Company's common stock per $1,000 principal amount of Notes. Holders of approximately $200.7 million in aggregate principal amount of the Notes converted their notes into approximately 10.0 million shares of the Company's common stock prior to the close of business on March 17, 2011. On March 18, 2011, the Company redeemed $4,000 principal amount of Notes not surrendered for conversion prior to the redemption date. As of March 31, 2011, none of the Notes were outstanding. From the second quarter of 2011 and beyond, the shares of the Company's common stock issued upon conversion will be included in the denominator for both basic and diluted net income per common share, and there will be no interest or amortization of issuance costs.
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of June 30, 2011, and a total of $220.0 million remained available for borrowing.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBOR loans.
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2011.

Note 5.  Other Comprehensive Income
The components of other comprehensive income ("OCI"), net of taxes, for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income, as reported	$26,210	$17,427	$48,119	$29,221
Other comprehensive income (loss):
Unrealized gain (loss) on investments	375	(68)	88	(98)
Cumulative translation adjustments	2,589	(7,171)	8,844	(11,651)
Derivative gain (loss)	200	(215)	(502)	49
Total other comprehensive income (loss)	3,164	(7,454)	8,430	(11,700)
Total comprehensive income, net of taxes	$29,374	$9,973	$56,549	$17,521
The change in cumulative translation adjustments for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the weakening of the U.S. dollar against the euro and the British pound.
Accumulated other comprehensive loss, net of taxes, as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Net unrealized gain on available-for-sale investments	$245	$157
Cumulative translation adjustments	3,441	(5,403)
Derivative loss	(786)	(284)
Accumulated other comprehensive income (loss), net of taxes	$2,900	$(5,530)
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010.
See Note 1. Summary of Significant Accounting Policies, Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 6.  Derivative Financial Instruments
The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company uses derivative instruments to manage its exposures to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations. The Company and its subsidiaries do not enter into derivative contracts for speculative purposes.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Flow Hedges
The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. These contracts are designated and documented as cash flow hedges. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the euro, Indian rupee and Israeli shekel. The Company is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses and revenue reflected in the intercompany accounts between Informatica U.S. and its subsidiaries in Cayman, India, Israel, and the Netherlands. The foreign exchange forward contracts entered into in December 2009 for Indian rupees and Israeli shekels expired in January 2011. In December 2010, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 17, 2012. The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
The Company has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2011 financial plan. As of June 30, 2011, these foreign exchange contracts, carried at fair value, have a maturity of seven months or less. During the first half of 2011, the Company did not enter into any new forward exchange contracts. The Company closes out approximately three foreign exchange contracts per month when the foreign currency denominated expenses are paid or intercompany revenue is received and any gain or loss is offset against expense.
The notional amount of these foreign exchange forward contracts was $28.9 million and $51.0 million as of June 30, 2011 and December 31, 2010, respectively.
Balance Sheet Hedges
In the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts were $5.0 million at June 30, 2011.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$316	$1,298	$102	$569
Derivatives not designated as hedging instruments	77	225	50	—
Total fair value of derivative instruments	$393	$1,523	$152	$569
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
As of June 30, 2011, a derivative loss of $0.8 million was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the next six months.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$(309)	$(307)	$(1,765)	$111
Amount of gain (loss) reclassified from accumulated other comprehensive income to operating expenses (effective portion)	(631)	47	(956)	31
Amount of gain (loss) recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	215	(33)	463	(23)
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.
The gain recognized in other income (expense), net for non-designated foreign currency forward contracts for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain recognized in interest and other income (expense), net	$615	$4	$800	$29
See Note 1. Summary of Significant Accounting Policies and Note 5. Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 7.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including to offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
During the three months ended June 30, 2011 and 2010, the Company repurchased approximately 300,000 shares of its common stock at a cost of $16.5 million and approximately 435,000 shares of its common stock at a cost of $10.7 million, respectively. During the six months ended June 30, 2011 and 2010, the Company repurchased approximately 365,000 shares of its common stock at a cost of $19.6 million and approximately 435,000 shares of its common stock at a cost of $10.7 million, respectively. There were no repurchases of the Notes during the six months ended June 30, 2011 and 2010. The Notes were redeemed on March 18, 2011. See Note 4. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
As of June 30, 2011, $56.9 million remained available for repurchase under this program.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.  Stock-Based Compensation
The Company grants restricted stock units (“RSUs”) and stock options under its 2009 Employee Stock Incentive Plan. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of each option award on the date of grant. The Company uses a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and it uses market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the options and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant.
The Company records stock-based compensation for RSUs and options granted net of estimated forfeiture rates. The Company estimates forfeiture rates at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates.
The fair value of the Company’s stock-based awards was estimated based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Option grants:
Expected volatility	35 - 36%	34 - 38%	35 - 36%	34 - 38%
Weighted-average volatility	36%	34%	36%	35%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.8	3.7	3.8	3.7
Risk-free interest rate	1.4%	2.0%	1.5%	1.9%
ESPP:*
Expected volatility	—	—	35%	33%
Weighted-average volatility	—	—	35%	33%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate	—	—	0.2%	0.2%
____________________

*	ESPP purchases are made on the last day of January and July of each year.
The allocations of the stock-based compensation, net of income tax benefit, for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of service revenues	$861	$653	$1,725	$1,315
Research and development	2,654	1,751	5,053	3,360
Sales and marketing	2,478	1,793	4,887	3,566
General and administrative	2,162	1,382	4,002	2,820
Total stock-based compensation	8,155	5,579	15,667	11,061
Tax benefit of stock-based compensation	(2,080)	(1,155)	(3,950)	(2,295)
Total stock-based compensation, net of tax benefit	$6,075	$4,424	$11,717	$8,766

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.  Facilities Restructuring Charges
2004 Restructuring Plan
In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining 24 months lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions, of $3.2 million for the remainder of 2011, $4.2 million in 2012, and $1.9 million in 2013.
Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At June 30, 2011, the Company will recognize approximately $2.0 million of accretion as a restructuring charge over the remaining 24 months lease term as follows: $0.8 million for the remainder of 2011, $1.0 million in 2012, and $0.2 million in 2013.
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
A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2011 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Accrued Restructuring Charges at
	December 31, 2010	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	June 30, 2011
2004 Restructuring Plan
Excess lease facilities	$33,791	$904	$82	$(6,034)	$(82)	$28,661
2001 Restructuring Plan
Excess lease facilities	5,117	—	—	(980)	—	4,137
Total restructuring plans	$38,908	$904	$82	$(7,014)	$(82)	$32,798
For the six months ended June 30, 2011, the Company recorded $1.0 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the condensed consolidated statement of income. Net cash payments for the six months ended June 30, 2011 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $6.0 million and $1.0 million, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the probability weighted outcomes of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, the Company has subleased its excess facilities in connection with its 2004 and 2001 facilities restructuring for durations that comprise a majority of the remaining lease terms through 2013. If the subtenants do not extend their subleases and the Company is unable to sublease any of the related Pacific Shores facilities during the remaining lease terms through 2013, restructuring charges could increase by approximately $1.3 million. Future adjustments to the charges could result from any default by a sublessor, which could impact the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

Note 10.  Income Taxes
The Company's effective tax rates were 28% and 30% for the three months ended June 30, 2011 and 2010, respectively, and 28% and 29% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the recognition of current year research and development credits offset by compensation expense related to non-deductible stock-based compensation, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in all of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2011, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended June 30, 2011, consistent with prior quarters, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $14.9 million and $12.3 million as of June 30, 2011 and 2010, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2011 and 2010 were approximately $2.0 million and $1.6 million, respectively. As of June 30, 2011, the gross uncertain tax position was approximately $15.8 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of June 30, 2011.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$26,210	$17,427	$48,119	$29,221
Effect of convertible senior notes, net of related tax effects	—	961	811	1,922
Net income adjusted	$26,210	$18,388	$48,930	$31,143
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	106,014	91,673	101,458	91,213
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	573	317	589	372
Dilutive effect of employee stock options	6,561	5,919	6,587	6,066
Dilutive effect of convertible senior notes	—	10,050	4,121	10,050
Shares used in computing diluted net income per common share	113,148	107,959	112,755	107,701
Basic net income per common share	$0.25	$0.19	$0.47	$0.32
Diluted net income per common share	$0.23	$0.17	$0.43	$0.29
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that the Notes had a dilutive effect on diluted net income per share for the six months ended June 30, 2011 and for the three and six months ended June 30, 2010. As such, the Company had an add-back of $0.8 million for the six months ended June 30, 2011, and $1.0 million and $1.9 million for the three and six months ended June 30, 2010, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the six months ended June 30, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 4. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
In calculating its diluted net income per common share, the Company excluded approximately 1.2 million and 1.9 million of its options for the three months ended June 30, 2011 and 2010, respectively, and 1.0 million and 1.5 million of its options for the six months ended June 30, 2011 and 2010, respectively, since the inclusion of these options would have been anti-dilutive.
Note 12.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $1.7 million for the remainder of 2011, and $3.5 million and $3.6 million for the years ending December 31, 2012 and 2013, respectively.
The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases will expire in July 2013.
The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $36.7 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments as of June 30, 2011 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2011	$14,566	$1,715	$12,851
2012	30,097	3,009	27,088
2013	21,774	1,507	20,267
2014	5,700	—	5,700
2015	4,622	—	4,622
Thereafter	2,008	—	2,008
Total future minimum operating lease payments	$78,767	$6,231	$72,536
Of these future minimum lease payments, the Company has accrued $32.8 million in the facilities restructuring accrual at June 30, 2011. This accrual, in addition to minimum lease payments of $36.7 million, includes estimated operating expenses of $9.4 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $11.4 million and a present value discount of $1.9 million recorded in accordance with ASC 420, Exit or Disposal Cost Obligations.
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of June 30, 2011 and December 31, 2010 is not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies.
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations. See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 6. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements for a further discussion.
Litigation
IPO Class Action. On November 8, 2001, a purported securities class action complaint was filed in the U.S. District Court for the Southern District of New York. The case is entitled In re Informatica Corporation Initial Public Offering Securities Litigation, Civ. No. 01-9922 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (S.D.N.Y.). Plaintiffs' amended complaint was brought purportedly on behalf of all persons who purchased our common stock from April 29, 1999 through December 6, 2000. It names as defendants Informatica Corporation, two of our former officers (together with the Company, the "Informatica defendants"), and several investment banking firms that served as underwriters of our April 29, 1999 initial public offering (IPO) and September 28, 2000 follow-on public offering. The complaint alleges liability as to all defendants under Sections 11 and/or 15 of the Securities Act of 1933 and Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statements for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also alleges that false analyst reports were issued. No specific damages are claimed.
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
All parties in all lawsuits have reached a settlement, which, as noted above, will not require the Company to contribute cash unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage. The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors have filed notices of appeals of the final judgment dismissing the cases upon the settlement. The Company has not paid, and does not expect to pay in the future, any amount towards the settlement. As of June 30, 2011, the Company has not accrued or disclosed any amounts because further losses are not considered probable or reasonably possible.
Data Retrieval. On November 24, 2008, Data Retrieval Technologies LLC ("Data Retrieval") filed a complaint in the Western District of Washington against the Company and Sybase, Inc. ("Sybase"), alleging patent infringement of U.S. Patent Nos. 6,026,392 (the "‘392 patent") and 6,631,382 (the "‘382 patent"). On December 5, 2008, the Company and Sybase filed an action in the Northern District of California against Data Retrieval, Timeline, Inc. ("Timeline") and TMLN Royalty, LLC ("TMLN Royalty"), asserting declaratory relief claims for non-infringement and invalidity of the ‘392 and ‘382 patents. On January 15, 2009, we filed an answer to the complaint in the Western District of Washington and asserted declaratory relief counterclaims for non-infringement and invalidity of the ‘392 and ‘382 patents. In addition, on January 15, 2009, Informatica and Sybase filed a voluntary dismissal without prejudice of Timeline and TMLN Royalty in the Northern District of California action. On April 1, 2009, in the Northern District of California action, Data Retrieval filed an answer and asserted counterclaims for patent infringement of the ‘382 and ‘392 patents. On April 8, 2009, the Court in the Western District of Washington transferred that action to the Northern District of California. On April 21, 2009, the Company filed its reply to Data Retrieval's counterclaims in the Northern District of California. Following Data Retrieval's service of its Disclosure of Asserted Claims and Preliminary Infringement Contentions on June 8, 2009, on June 18, 2009, the Company filed a motion for partial summary judgment of the following claims and issues:

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
On January 12, 2010, Data Retrieval initiated another action (the Data Retrieval II Action) for patent infringement against the Company in the United States District Court for the Northern District of California, Case No. C 09-05360-VRW, asserting two patents, U.S. Patent Nos. 5,802,511 (the "‘511 patent") and 6,625,617 B2 (the "‘617 patent") (collectively, the "Data Retrieval II patents-in-suit"). Sybase is also named as a defendant in the Data Retrieval II Action. The Data Retrieval II Action is related to the Data Retrieval I Actions and has been assigned to the same Judge. In the Data Retrieval II Action, Data Retrieval alleges that a "suite of data warehousing systems and/or material components thereof," including PowerCenter, Data Explorer and PowerExchange, infringe the Data Retrieval II patents-in-suit. Data Retrieval accuses the Company of infringing at least claims 1, 2 and 14 of the ‘511 patent and at least claims 25 and 26 of the ‘617 patent. On February 25, 2010, the Company filed its answer to the complaint in the Data Retrieval II Action and asserted declaratory relief counterclaims for non-infringement and invalidity. In June 2011, the Company entered into a confidential settlement agreement which settled the Data Retrieval I Action and Data Retrieval II Action.
The Company is also a party to various legal proceedings and claims arising from the normal course of its business activities. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a material loss may be incurred, the Company discloses the estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.
Litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

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
No customer accounted for more than 10% of revenue in the three and six months ended June 30, 2011 and 2010. At June 30, 2011, one customer accounted for more than 10% of the accounts receivable balance. Payment was received from this customer in July 2011. At June 30, 2010, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 34% and 33% of total revenues in the second quarter of 2011 and 2010, respectively, and 34% and 34% of total revenues in the first half of 2011 and 2010, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
North America	$126,873	$104,379	$237,794	$192,069
Europe	48,314	38,014	89,450	71,384
Other	17,540	13,268	33,515	27,338
Total revenues	$192,727	$155,661	$360,759	$290,791

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets by geographic region are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Long-lived assets, net (excluding assets not allocated):
North America	$78,272	$81,762
Europe	3,777	4,145
Other	1,597	1,886
Total long-lived assets	$83,646	$87,793

Note 14.  Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU will be effective for the Company's first quarter of 2012 and should be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on the consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders' equity. This ASU will be effective for the Company's first quarter of 2012 and should be applied retrospectively. Early adoption is permitted. The Company does not expect its adoption of ASU 2011-05 to have an impact to the consolidated financial statements.

Note 15.  Acquisitions
WisdomForce Technologies, Inc.
On June 28, 2011, the Company acquired all of the outstanding securities of WisdomForce Technologies, Inc. (“WisdomForce”), a privately-held company, and certain assets of its two affiliated companies for approximately $25.0 million in cash. WisdomForce develops and markets software that helps improve the quality, availability and continuity of data within information technology systems. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Approximately $5.0 million of the consideration otherwise payable to former WisdomForce stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former WisdomForce stockholders. The escrow fund will remain in place until December 28, 2012.
Informatica is obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $7.3 million and $10.0 million, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the purchase price allocation of $32.1 million and the acquiree's transaction related costs of $0.2 million (in thousands):

Goodwill	$26,188
Developed and core technology	6,910
Customer relationships	500
In-process research and development	1,632
Assumed liabilities, net of assets	(3,180)
Total purchase price allocation	32,050
Acquiree's transaction related costs	231
Total	$32,281
The acquiree's transaction related costs consist of legal and accounting fees and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.
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

The acquiree's transaction related costs consist of investment banker, legal and accounting fees and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the six months ended June 30, 2010 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of the fiscal period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

Six Months Ended June 30,
2010
Pro forma total revenues	$291,710
Pro forma net income	$22,995
Pro forma net income per share - basic	$0.25
Pro forma net income per share - diluted	$0.23
Pro forma weighted-average basic shares	91,213
Pro forma weighted-average diluted shares	107,701
See Note 11. Net Income per Common Share of Notes to Condensed Consolidated Financial Statements for a discussion of the calculation of basic and diluted net income per share.
In the first quarter of 2011, the Company recorded a benefit of $1.7 million for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts. This change in estimate is included in Acquisition and Other for the six months ended June 30, 2011 on the condensed consolidated statement of income.
29West Inc.
On March 22, 2010, the Company acquired all of the outstanding securities of 29West Inc. (“29West”), a privately-held company, for approximately $50.0 million in cash. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data, and proprietary trading and market making, and is sold to banks, hedge funds, exchanges, and software application vendors worldwide. As a result of this acquisition, the Company also assumed certain facility leases, liabilities, and commitments. Approximately $7.0 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow fund will remain in place until September 22, 2011.
The following table presents the purchase price allocation of $47.0 million and the acquiree's transaction related costs of $3.0 million (in thousands):

Goodwill	$36,397
Developed and core technology	9,750
Customer relationships	590
Acquired assets, net of liabilities	262
Total purchase price allocation	46,999
Acquiree's transaction related costs	3,001
Total	$50,000
The acquiree's transaction related costs consist of investment banker, legal and accounting fees and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16.  Subsequent Event
On July 13, 2011, the Company acquired all of the outstanding securities of ActiveBase Ltd. ("ActiveBase"), a private-held company, for approximately $6.0 million in cash. ActiveBase provides dynamic data masking technology. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was held back by the Company as partial security for the indemnification obligations of the former ActiveBase stockholders. The Company is obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock-based compensation, and provision for income taxes; the growth of our customer base and customer demand for our products and services, continuing impacts from our 2004 and 2001 Restructuring Plans; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Report under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date of the filing of this Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
We receive revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive a small but increasing amount of revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. Most of our international sales have been in Europe, and revenues outside of Europe and North America have comprised less than 10% of total consolidated revenues during the past three years.
We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, government and public agencies, healthcare, high technology, insurance, manufacturing, retail, services, telecommunications, and transportation.
We grew our total revenues in the second quarter of 2011 by 24% to $192.7 million compared to $155.7 million from the same period in 2010. License revenues grew by 23% to $86.3 million in the second quarter of 2011 compared to $70.0 million for the same period in 2010. In the first half of 2011, we grew our total revenues by 24% to $360.8 million from $290.8 million in the comparable period a year ago, and license revenues grew by 26% to $157.8 million from $125.1 million on a year-over-year basis. Our growth in license revenues reflects the continued market acceptance of our products for broader data integration projects, growth in our core data warehousing business, and growth in our ongoing compliance program. Services revenues increased by 24% in the second quarter of 2011 from the same period in 2010 due to a 26% growth in maintenance revenues and a 19% increase in consulting, education, and subscription services. Service revenues increased by 22% in the first half of 2011 compared to the same period in 2010 due to a 24% growth in maintenance revenues and an 18% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues increased to 19% in the second quarter of 2011 and 19% in the first half of 2011 from 16% and 14% in the second quarter of 2010 and first half of 2010, respectively.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the recent U.S. debt issues and budget concerns. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

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

•
Product Introductions and Enhancements:  To address the expanding data integration and data quality needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in June 2011, we extended our data replication offerings through the acquisition of WisdomForce Technologies. Also in June 2011, we launched the Informatica 9.1 Platform for big data, and in May 2011, we released Informatica Cloud Summer 2011, a cloud data integration service. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first half of 2011 and the first, second, and fourth quarters of 2010 followed these seasonal trends. However, license revenues in the third quarter of 2010 were essentially flat with the second quarter. The continued uncertain macroeconomic conditions make our historical seasonal trends more difficult to predict.

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
We concentrate on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, in May 2011, we announced a partnership with EMC to support EMC's distribution of Hadoop, and we also announced a partnership with Symantec to address the challenges of big data. In addition, we are partners with Cloudera, Dun & Bradstreet, Hewlett-Packard, Intel, Microsoft, NetSuite, Oracle, salesforce.com, and SAP, among others. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A of this Report.
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also have opened the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We have experienced some increases in revenues and sales productivity in the United States in the past few years. We experienced a continued increase in sales productivity in the United States in the first half of 2011. While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience a slight increase in international sales productivity in 2010 and the first half of 2011.
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
We assess whether fees are fixed or determinable prior to recognizing revenue. We must make interpretations of our customer contracts and exercise judgments in determining if the fees associated with a license arrangement are fixed or determinable. We consider factors including extended payment terms, financing arrangements, the category of customer (end-user customer or reseller), rights of return or refund, and our history of enforcing the terms and conditions of customer contracts. If the fee due from a customer is not fixed or determinable due to extended payment terms, revenue is recognized when payment becomes due or upon cash receipt, whichever is earlier. We require evidence of sell-through from resellers and distributors for order acceptance. We then recognize revenue from resellers and distributors upon shipment if all other revenue recognition criteria are met, which in substantially all cases is when cash is collected or when the reseller or distributor is deemed credit-worthy based on their payment history and credit profile to conclude that collectability is probable. Further, we make judgments in determining the collectability of the amounts due from our customers that could possibly impact the timing of revenue recognition. We assess credit worthiness and collectability, and when a customer is not deemed credit worthy, revenue is recognized when payment is received.
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
Multiple Element Arrangements - Nonsoftware Arrangements or Arrangements with Software and Nonsoftware Elements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. The new guidance amends the criteria for allocating the consideration in multiple-deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.
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
For multiple element arrangements that include software and non-software related elements, for example, on-site software licenses sold together with subscriptions for our cloud and hosted address validation services, we allocate revenue to each software and non-software element as a group based upon the relative selling price of each in accordance with the selling price hierarchy, which includes (i) VSOE if available, (ii) TPE if VSOE is not available, and (iii) ESP if neither VSOE nor TPE is available.

Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element. The manner in which we account for multiple element arrangements that contain only software and software-related elements remains unchanged.
In certain limited instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequent selling of each element separately, not pricing products or services within a narrow range, or only having a limited sales history. When VSOE cannot be established, we attempt to establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately.
When we are unable to establish a selling price using VSOE or TPE, we use ESP in our allocation of the arrangement consideration. We determine ESP for a product or service by considering both market conditions and entity-specific factors. This includes, but is not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices.
Given the nature of our transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the six months ended June 30, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 14. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three and six months ended June 30, 2011 and 2010 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
License	45%	45%	44%	43%
Service	55	55	56	57
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	15	16	16	16
Amortization of acquired technology	2	2	2	2
Total cost of revenues	18	19	19	19
Gross profit	82	81	81	81
Operating expenses:
Research and development	17	17	18	17
Sales and marketing	37	39	36	38
General and administrative	7	7	7	8
Amortization of intangible assets	1	2	1	2
Facilities restructuring charges	—	—	—	—
Acquisitions and other	1	—	—	1
Total operating expenses	63	65	62	66
Income from operations	19	16	19	14
Interest income	1	1	1	1
Interest expense	—	(1)	(1)	(1)
Other income, net	(1)	—	(1)	—
Income before income taxes	19	16	18	14
Income tax provision	5	5	5	4
Net income	14%	11%	13%	10%

Revenues
Our total revenues increased to $192.7 million for the three months ended June 30, 2011 compared to $155.7 million for the three months ended June 30, 2010, representing a growth of $37.0 million (or 24%). Our total revenues increased to $360.8 million for the six months ended June 30, 2011 compared to $290.8 million for the six months ended June 30, 2010, representing a growth of $70.0 million (or 24%). The increases were due to an increase in the average transaction size of license orders and growth in our customer installed base.

The following table and discussion compare our revenues by type for the three and six months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
License	$86,343	$70,016	23%	$157,844	$125,063	26%
Service revenues:
Maintenance	77,470	61,278	26%	147,905	119,110	24%
Consulting, education, and other	28,914	24,367	19%	55,010	46,618	18%
Total service revenues	106,384	85,645	24%	202,915	165,728	22%
Total revenues	$192,727	$155,661	24%	$360,759	$290,791	24%
License Revenues
Our license revenues increased to $86.3 million (or 45% of total revenues) and $157.8 million (or 44% of total revenues) for the three and six months ended June 30, 2011, respectively, from $70.0 million (or 45% of total revenues) and $125.1 million (or 43% of total revenues) for the three and six months ended June 30, 2010, respectively. The increase in license revenues of $16.3 million (or 23%) for the three months ended June 30, 2011 and $32.7 million (or 26%) for the six months ended June 30, 2011, compared to the same periods in 2010 was primarily due to an increase in the average transaction size of license orders, resulting in growth of license revenues across all major geographic regions. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of new technologies.
The number of transactions greater than $1.0 million decreased to 13 in the second quarter of 2011 compared to 14 in the second quarter of 2010. The number of transactions greater than $1.0 million increased to 26 in the six-month period ended June 30, 2011 from 21 in the comparative period in 2010. We added 96 and 164 new customers, including the number of customers added through acquisitions, in the second quarter and first half of 2011, respectively, compared to 68 and 201 in the same periods of 2010. We had license transactions with 299 and 551 existing customers in the second quarter and first half of 2011, respectively, compared to 351 and 577 for the same periods in 2010.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the second quarter of 2011, including upgrades for which we charge customers an additional fee, increased to $462,000 from $410,000 in the second quarter of 2010. The average transaction amount for orders greater than $100,000 in the six-month period ended June 30, 2011, including upgrades for which we charge customers an additional fee, increased to $434,000 from $380,000 in the same period of 2010.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $77.5 million (or 40% of total revenues) for the three months ended June 30, 2011 compared to $61.3 million (or 39% of total revenues) for the three months ended June 30, 2010. Maintenance revenues increased to $147.9 million (or 41% of total revenues) for the six months ended June 30, 2011 compared to $119.1 million (or 41% of total revenues) for the six months ended June 30, 2010. The increase of $16.2 million (or 26%) and $28.8 million (or 24%) in maintenance revenues for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 was primarily due to the increasing size of our installed customer base, including those acquired through our acquisitions in 2010. See Note 15. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2011, we expect maintenance revenues to increase from the comparable 2010 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $28.9 million (or 15% of total revenues) for the three months ended June 30, 2011 compared to $24.4 million (or 16% of total revenues) for the three months ended June 30, 2010. Consulting, education, and other services revenues increased to $55.0 million (or 15% of total revenues) for the six months ended June 30, 2011 compared to $46.6 million (or 16% of total revenues) for the six months ended June 30, 2010. The increase of $4.5 million (or 19%) and $8.4 million (or 18%) in consulting, education, and other services revenues for the three and six months ended

June 30, 2011, respectively compared to the same periods in 2010 was primarily due to an increase in consulting revenues in North America as a result of higher customer demand and increased subscription revenues.
For the remainder of 2011, we expect our revenues from consulting and education, and other services revenues to increase from the comparable 2010 levels due to an increase in demand for consulting services and subscriptions offerings.
International Revenues
Our international revenues were $65.9 million (or 34% of total revenues) and $51.3 million (or 33% of total revenues) for the three months ended June 30, 2011 and 2010, respectively. Our international revenues were $123.0 million (or 34% of total revenues) and $98.7 million (or 34% of total revenues) for the six months ended June 30, 2011 and 2010, respectively. The increase of $14.6 million (or 28%) and $24.3 million (or 25%) in international revenues for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010 was primarily due to an increase in license and maintenance revenues in Europe.
For the remainder of 2011, we expect our international revenues as a percentage of total revenues to be relatively consistent with or increase slightly from the comparable 2010 levels.
Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)
Our potential future revenues include backlog consisting primarily of (1) product orders (both on a perpetual and subscription basis) that have not shipped as of the end of a given quarter, (2) product orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized after cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) consulting and education services revenues that have been prepaid but for which services have not yet been performed.
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at June 30, 2011 were approximately $226.0 million compared to $176.3 million at June 30, 2010 and $215.9 million at December 31, 2010. The increase in the second quarter of 2011 from the comparable period of 2010 was primarily due to an increase in deferred license and maintenance revenues and an increase in license backlog. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Cost of license revenues	$1,217	$1,143	6%	$2,658	$2,108	26%
Cost of service revenues	29,365	25,041	17%	56,679	48,098	18%
Amortization of acquired technology	4,885	3,616	35%	9,178	6,388	44%
Total cost of revenues	$35,467	$29,800	19%	$68,515	$56,594	21%
Cost of license revenues, as a percentage of license revenues	1%	2%	(1)%	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	28%	29%	(1)%	28%	29%	(1)%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues increased to $1.2 million (or 1% of license revenues) for the three months ended June 30, 2011 compared to $1.1 million (or 2% of license revenues) in the same period of 2010. Cost of license revenues increased to $2.7 million (or 2% of license revenues) for the six months ended June 30, 2011 compared to $2.1 million (or 2% of license revenues) in the same period of 2010. The increases of $0.1 million (or 6%) and $0.6 million (or 26%) in cost of license revenues for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, was primarily due to a proportional increase in license revenues for the six months ended June 30, 2011 and a slightly lower mix of royalty bearing products for the three months ended June 30, 2011.
For the remainder of 2011, we expect that our cost of license revenues as a percentage of license revenues to be relatively consistent with the first two quarters of 2011.
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
Cost of service revenues was $29.4 million (or 28% of service revenues) in the second quarter of 2011 compared to $25.0 million (or 29% of service revenues) in the same period of 2010. The $4.4 million (or 17%) increase in the second quarter of 2011 compared to the same period of 2010 was primarily due to a $2.8 million increase in personnel related costs, a $0.7 million increase in subcontractor fees, and a $0.5 million increase in reimbursable expenses.
Cost of service revenues was $56.7 million (or 28% of service revenues) for the six months ended June 30, 2011 compared to $48.1 million (or 29% of service revenues) in the same period of 2010. The $8.6 million (or 18%) increase for the six months ended June 30, 2011 compared to the same period of 2010 was primarily due to a $5.4 million increase in personnel related costs, a $1.5 million increase in subcontractor fees, and a $1.0 million increase in reimbursable expenses. The majority of these increases were driven by increased demand for our consulting and education services in the second quarter and first half of 2011 compared to the same periods of 2010.
For the remainder of 2011, we expect that our cost of service revenues, in absolute dollars, to increase from the 2010 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2011 to remain relatively consistent with 2010 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Amortization of acquired technology	4,885	3,616	35%	9,178	6,388	44%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $4.9 million for the three months ended June 30, 2011 compared to $3.6 million in the same period of 2010. Amortization of acquired technology increased to $9.2 million for the six months ended June 30, 2011 compared to $6.4 million in the same period of 2010. The increases of $1.3 million (or 35%) and $2.8 million (or 44%) for the three and six months ended June 30, 2011, respectively compared to the same periods of 2010 was primarily due to amortization of certain technologies from the acquisitions of Siperian and 29West in 2010.
For the remainder of 2011, we expect the amortization of acquired technology to be approximately $10.3 million before the effect of any potential future acquisitions subsequent to June 30, 2011.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Research and development	$32,929	$26,801	23%	$63,516	$50,379	26%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $32.9 million (or 17% of total revenues) and $63.5 million (or 18% of total revenues) for the three and six months ended June 30, 2011, respectively, from $26.8 million (or 17% of total revenues) and $50.4 million (or 17% of total revenues) for the three and six months ended June 30, 2010, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $6.1 million (or 23%) increase in second quarter of 2011 compared to the same period of 2010 was primarily due to a $4.9 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $1.2 million increase in general overhead costs. The $13.1 million (or 26%) increase for the six months ended June 30, 2011 compared to the same period in 2010 was due to an $11.0 million increase in personnel-related costs (including stock-based compensation) and a $2.1 million increase in general overhead costs.
For the remainder of 2011, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first two quarters of 2011.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Sales and marketing	$70,943	$60,053	18%	$130,525	$111,472	17%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $70.9 million (or 37% of total revenues) for the three months ended June 30, 2011 compared to $60.1 million (or 39% of total revenues) for the three months ended June 30, 2010. Sales and marketing expenses increased to $130.5 million (or 36% of total revenues) for the three months ended June 30, 2011 compared to $111.5 million (or 38% of total revenues) for the three months ended June 30, 2010. The sales and marketing expenses as percentage of total revenues declined by 2 percentage points for both the second quarter and first half of 2011, respectively, compared to the same periods in 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our sales and marketing expenses as well as increased sales productivity.
The $10.8 million (or 18%) increase for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $10.2 million increase in personnel-related costs and a $0.6 million increase in marketing programs, which were offset by a $0.4 million reduction in outside services. The $19.0 million (or 17%) increase for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $19.2 million increase in personnel-related costs and a $0.7 million increase in marketing programs, which were offset by a $1.7 million reduction in outside services. Personnel-related costs include sales commissions, stock-based compensation, and headcount growth. Headcount increased from 688 in June 2010 to 808 in June 2011.
For the remainder of 2011, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first two quarters of 2011. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
General and administrative	$13,953	$10,865	28%	$25,991	$22,273	17%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $14.0 million (or 7% of total revenues) for the three months ended June 30, 2011 compared to $10.9 million (or 7% of total revenues) for the three months ended June 30, 2010. General and administrative expenses increased to $26.0 million (or 7% of total revenues) for the six months ended June 30, 2011 compared to $22.3 million (or 8% of total revenues) for the six months ended June 30, 2010. The general and administrative expenses as percentage of total revenues declined by 1% in the first half of 2011 compared to the same period in 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses.
The $3.1 million (or 28%) increase for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $2.1 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $0.7 million increase in outside services. The $3.7 million (or 17%) increase for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to a $3.6 million increase in personnel-related costs (including stock-based compensation).
For the remainder of 2011, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with the first two quarters of 2011.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Amortization of intangible assets	$1,992	$2,355	(15)%	$4,073	$5,065	(20)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $2.0 million (or 1% of total revenues) for the three months ended June 30, 2011 compared to $2.4 million (or 2% of total revenues) for the three months ended June 30, 2010. Amortization of intangible assets decreased to $4.1 million (or 1% of total revenues) for the six months ended June 30, 2011 compared to $5.1 million (or 2% of total revenues) for the six months ended June 30, 2010.
The decreases of $0.4 million (or 15%) and $1.0 million (or 20%) in amortization of intangible assets for the three and six months ended June 30, 2011, respectively compared to the same periods in 2010 was primarily due to decreasing amortization for customer relationships, which are amortized using a method based on expected cash flows.
For the remainder of 2011, we expect amortization of the remaining intangible assets to be approximately $3.6 million, before the impact of any amortization for any possible intangible assets acquired as part of any future acquisitions subsequent to June 30, 2011.

Facilities Restructuring Charges
The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Facilities restructuring charges	$476	$336	42%	$986	$992	(1)%
For the three and six months ended June 30, 2011, we recorded restructuring charges of $0.5 million and $1.0 million, respectively, for accretion charges related to the 2004 Restructuring Plan. Comparatively, for the three and six months ended June 30, 2010, we recorded restructuring charges of $0.3 million and $1.0 million, respectively, for accretion charges related to the 2004 Restructuring Plan.
As of June 30, 2011, $32.8 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $2.8 million and $3.2 million for the three months ended June 30, 2011 and 2010, respectively, and $6.0 million and $6.4 million for the six months ended June 30, 2011 and 2010, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2011 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.6 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. Actual future cash requirements may differ from the restructuring liability balances as of June 30, 2011 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
Acquisitions and Other
The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Acquisitions and other	$780	$—	* %	$(922)	$3,649	(125)%
____________________

*	Percentage is not meaningful.
For the six months ended June 30, 2011, acquisition and other primarily consisted of a $1.9 million benefit for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts, which was partially offset by $0.9 million for legal and accounting fees.

For the six months ended June 30, 2010, the $3.6 million charge for acquisition and other consisted of $2.2 million for legal, accounting, and bankers' fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Interest income	$1,094	$849	29%	$2,189	$1,800	22%
Interest expense	(121)	(1,576)	(92)%	(1,901)	(3,156)	(40)%
Other income (expense), net	(548)	33	(1,761)%	(1,480)	2,013	(174)%
Interest and other income (expense), net	$425	$(694)	161%	$(1,192)	$657	(281)%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The increase of $1.1 million (or 161%) in the three months ended June 30, 2011 compared to the same period of 2010 was primarily due to a $1.5 million decrease in interest expense associated with the Senior Convertible Notes ("Notes") that were redeemed in the first quarter of 2011, which was offset by a $0.4 million decrease in foreign exchange gains. The decrease of $1.8 million (or 281%) in the six months ended June 30, 2011 compared to the same period of 2010 was primarily due to a $1.5 million increase in foreign exchange losses and a $1.8 million decrease in gain recognized from the sale of our investment in an equity interest, which were partially offset by a $1.3 million decrease in interest expense associated with the Notes and a $0.4 million increase in interest income due to higher cash balances.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Income tax provision	$10,402	$7,330	42%	$18,764	$11,803	59%
Effective tax rate	28%	30%	(2)%	28%	29%	(1)%
Our effective tax rates were 28% and 30% for the three months ended June 30, 2011 and 2010, respectively, and 28% and 29% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, and the recognition of current year research and development credits offset by compensation expense related to non-deductible stock-based compensation, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year were earned by our Netherlands subsidiaries. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
Our effective tax rate in 2011 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2011, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended June 30, 2011, consistent with prior quarters, it was considered more likely than not that our non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the our taxes payable, and as such, they will not impact the our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $14.9 million and $12.3 million as of June 30, 2011 and 2010, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2011 and 2010 were approximately $2.0 million and $1.6 million, respectively. As of June 30, 2011, the gross uncertain tax position was approximately $15.8 million.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of June 30, 2011, we had $564.2 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of June 30, 2011, we had $220.0 million available for borrowing under the Credit Agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes (the "Notes"), and acquire businesses and technologies to expand our product offerings.
The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$92,524	$59,597
Cash used in investing activities	$(55,574)	$(76,174)
Cash provided by financing activities	$20,793	$16,015
Operating Activities:  Cash provided by operating activities for the six months ended June 30, 2011 was $92.5 million, representing an increase of $32.9 million from the six months ended June 30, 2010. This increase resulted primarily from a $18.9 million increase in net income, a $3.2 million increase in adjustments for non-cash expenses, a $10.9 million decrease in accounts receivable, a $11.7 million increase in deferred revenues, and a $4.4 million increase in income taxes payable, which were offset by a $10.1 million increase in prepaid expenses and other assets and a $6.2 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from stock-based compensation of $15.2 million during the six months ended June 30, 2011. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made net cash payments for taxes in different jurisdictions of $4.5 million during the six months ended June 30, 2011. Our “days sales outstanding” in accounts receivable decreased from 63 days at June 30, 2010 to 59 days at June 30, 2011 due to improvement in our collections effort. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash used in investing activities was $55.6 million and $76.2 million for the six months ended June 30, 2011 and 2010. We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
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
In June 2011, we acquired all of the outstanding securities of WisdomForce Technologies, Inc. ('"WisdomForce"), a privately-held company, and certain assets of its two affiliated companies for approximately $25.0 million in cash. WisdomForce develops and markets software that helps improve the quality, availability and continuity of data within information technology systems. Approximately $5.0 million of the consideration otherwise payable to former WisdomForce stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former WisdomForce stockholders. The escrow fund will remain in place until December 28, 2012. We are obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities for the six months ended June 30, 2011 was $20.8 million due to $30.5 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $15.2 million of excess tax benefits from stock-based compensation. These amounts were offset by repurchases and retirement of our common stock of $19.6 million and withholding taxes for restricted stock units net share settlement of $5.3 million.
Net cash provided by financing activities for the six months ended June 30, 2010 was $16.0 million due to $22.3 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $6.1 million of excess tax benefits from stock-based compensation. These amounts were partially offset by the withholding taxes for restricted stock units net share settlement of $1.7 million.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value, including to partially offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors.
From April 2007 to June 30, 2011, we repurchased approximately 7,597,000 shares of our common stock at a cost of $140.8 million and $29.0 million of our outstanding Notes at a cost of $27.3 million. We have $56.9 million available to repurchase additional shares of our common stock under this program as of June 30, 2011. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Less than 30% of our cash, cash equivalents, and marketable securities are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the six months ended June 30, 2011. No amounts were outstanding under the Credit Agreement as of June 30, 2011, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of June 30, 2011. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at June 30, 2011, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2011	2012 and 2013	2014 and 2015	2016 and Beyond
Operating lease obligations:
Operating lease payments	$78,767	$14,566	$51,871	$10,322	$2,008
Future sublease income	(6,231)	(1,715)	(4,516)	—	—
Net operating lease obligations	72,536	12,851	47,355	10,322	2,008
Other obligations*	1,295	441	854	—	—
Total	$73,831	$13,292	$48,209	$10,322	$2,008
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
Our contractual obligations at June 30, 2011 include the lease term for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $1.7 million for the remainder of 2011, and $3.5 million and $3.6 million for the years ending December 31, 2012 and 2013, respectively.
The above commitment table does not include approximately $16.3 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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

Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $36.7 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Of these future minimum lease payments, we have $32.8 million recorded in accrued facilities restructuring charges at June 30, 2011. This accrual, in addition to minimum lease payments of $36.7 million, includes estimated operating expenses of $9.4 million, is net of estimated sublease income of $11.4 million, and is net of the present value impact of $1.9 million recorded in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations.

Cash Flow Hedge Activities
We have attempted to minimize the impact of certain foreign currency fluctuations through certain cash flow hedge programs. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the euro, Indian rupee, and Israeli shekel. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.
The foreign exchange forward contracts initiated in the fourth quarter of 2009 expired in January 2011, and we entered into additional foreign exchange forward contracts in December 2010 under our hedging programs with monthly expiration dates through January 2012.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2010 for euros, Indian rupees, and Israeli shekels, which were outstanding as of June 30, 2011 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Euro	11,760	—	$15,335	$—
Indian rupee	—	522,900	—	11,143
Israeli shekel	—	8,800	—	2,410
			$15,335	$13,553
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
Balance Sheet Hedge Activities
In the second quarter of 2011, we also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities.
The table below presents the notional amount of the foreign currency contracts as of June 30, 2011 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	235,150	—	$5,000	$—
See Note 1. Summary of Significant Accounting Policies, Note 5. Other Comprehensive Income, and Note 6. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion.
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
For the six months ended June 30, 2011, the average annual rate of return on our investments was approximately 0.7%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2011, we had net unrealized gain of $0.4 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of June 30, 2011, the fair market value of the portfolio would change by approximately $2.7 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2011.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Informatica’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the recent U.S. debt issues and budget concerns. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. For example, in 2010, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in European public sector spending. These conditions affected the buying patterns of our customers and prospective customers and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though the economic conditions appear to be improving, although unevenly, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett Packard, Intel, Microsoft, NetSuite, Oracle, Salesforce.com, SAP, and Symantec.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we have acquired several companies in the past few years, including ActiveBase in July 2011, WisdomForce in June 2011, 29West in March 2010, and Siperian in January 2010. Acquisitions and investments involve a number of risks, including:

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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have experienced changes in members of our senior management team. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in some disruption to our ongoing operations.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel, Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. If we are unable to effectively attract and train new personnel, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.
Furthermore, in the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. If we are unable to effectively attract, train and retain such new personnel, or if we experience an increase in the level of sales force turnover, our ability to generate license revenues and our growth rate may be negatively impacted.

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
The market for our products is characterized by continuing technological development, the emergence of new technologies, evolving industry standards, changing customer needs, and frequent new product introductions and enhancements. The introduction of products by our direct competitors or others incorporating new technologies, the emergence of new industry standards, or changes in customer requirements could render our existing products obsolete, unmarketable, or less competitive. In addition, industry-wide adoption or increased use of hand-coding, open source standards or other uniform open standards across heterogeneous applications could minimize the importance of the integration functionality of our products and materially adversely affect the competitiveness and market acceptance of our products. Furthermore, the standards on which we choose to develop new products or enhancements may not allow us to compete effectively for business opportunities.
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
Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could adversely affect our business, financial condition, and operating results. Although we do not believe that we are currently infringing any proprietary rights of others, additional legal action claiming patent infringement could be commenced against us. We may not prevail in such litigation given the complex technical issues and inherent uncertainties in patent litigation. The potential effects on our business that may result from third-party infringement claims include the following:

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, government entities have recently announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions, and the recent U.S. debt issues and budget concerns may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year have been earned by our Netherlands subsidiaries. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
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
We are under examination by various state and foreign taxing authorities covering the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.
Although we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis, and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), and the rules and regulations promulgated by the SEC to implement SOX 404, we are required to furnish a report in our Form 10-K regarding the effectiveness of our internal control over financial reporting. The report's assessment of our internal control over financial reporting as of the end of our fiscal year must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's assessment of internal control over financial reporting requires management to make subjective judgments and some of our judgments will be in areas that may be open to interpretation.
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
We have substantial real estate lease commitments, some of which are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.
We have substantial real estate lease commitments in the United States and internationally. Our business has grown in recent years through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments or expand existing facilities, which may adversely affect our results of operations. We currently do not occupy some of our lease commitments, and the most significant portion of our unoccupied leases are located in Silicon Valley. We have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements comprise a majority of the remaining lease terms through 2013. In addition, the recent economic downturn has negatively impacted commercial lease rates and terms in the Silicon Valley area and has made it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 9. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Our credit agreement contains certain restrictions that may limit our ability to operate our business.
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of June 30, 2011. The credit agreement contains affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended June 30, 2011.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — April 30
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$73,362
May 1 — May 31
From employees (1)	46,810	$55.47	—	—
Repurchase program (2)	—	$—	—	$73,362
June 1 — June 30
From employees (1)	—	—	—	—
Repurchase program (2)	300,000	54.86	300,000	$56,905
Total	346,810	$54.94	300,000
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the second quarter of fiscal 2011 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In January 2011, our Board authorized an additional $50 million increase to the program. All stock repurchased pursuant to the repurchase program in the quarter ended June 30, 2011 were purchased in open market transactions. As of June 30, 2011, Informatica had remaining authorization of $56.9 million for future share repurchases. For further information about our stock repurchase program, see the subsection Convertible Senior Notes in Note 4. Borrowings and Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5.  OTHER INFORMATION
On May 26, 2011, we held our Annual Meeting of Stockholders (the "Annual Meeting"), and we reported the voting results from the Annual Meeting in a Current Report on Form 8-K filed on May 27, 2011. Based on the results of the vote with respect to the advisory vote on the frequency of future advisory votes on executive compensation, and consistent with the Board of Directors' initial recommendation, we have determined to hold an advisory vote on executive compensation annually.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	2009 Equity Incentive Plan.
10.2	Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Non-Employee Directors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
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

August 8, 2011	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2011

Exhibit Number	Document
10.1	2009 Equity Incentive Plan.
10.2	Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Non-Employee Directors.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.