Form 10-Q
period 2011-09-30
INFORMATICA CORP
filed 2011-11-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of October 31, 2011, there were approximately 106,347,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$248,714	$208,899
Short-term investments	305,173	262,047
Accounts receivable, net of allowances of $3,589 and $4,289, respectively	129,372	147,534
Deferred tax assets	18,868	22,664
Prepaid expenses and other current assets	36,340	32,321
Total current assets	738,467	673,465
Property and equipment, net	13,886	9,866
Goodwill	428,033	400,726
Other intangible assets, net	68,782	77,927
Long-term deferred tax assets	24,838	18,314
Other assets	6,061	9,343
Total assets	$1,280,067	$1,189,641
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,046	$5,948
Accrued liabilities	47,495	50,199
Accrued compensation and related expenses	43,328	56,315
Accrued facilities restructuring charges	20,314	18,498
Deferred revenues	193,373	172,559
Convertible senior notes	—	200,693
Total current liabilities	311,556	504,212
Accrued facilities restructuring charges, less current portion	8,453	20,410
Long-term deferred revenues	6,505	6,987
Long-term deferred tax liabilities	172	311
Long-term income taxes payable	16,663	12,739
Other liabilities	7,376	—
Total liabilities	350,725	544,659
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 106,058 shares and
94,461 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	106	94
Additional paid-in capital	725,008	514,365
Accumulated other comprehensive loss	(6,934)	(5,530)
Retained earnings	211,162	136,053
Total stockholders’ equity	929,342	644,982
Total liabilities and stockholders’ equity	$1,280,067	$1,189,641
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License	$83,736	$69,829	$241,580	$194,892
Service	112,151	91,421	315,066	257,149
Total revenues	195,887	161,250	556,646	452,041
Cost of revenues:
License	1,011	1,124	3,669	3,232
Service	30,432	25,304	87,111	73,402
Amortization of acquired technology	5,156	3,445	14,334	9,833
Total cost of revenues	36,599	29,873	105,114	86,467
Gross profit	159,288	131,377	451,532	365,574
Operating expenses:
Research and development	34,577	26,269	98,093	76,648
Sales and marketing	70,437	60,854	200,962	172,326
General and administrative	14,516	11,346	40,507	33,619
Amortization of intangible assets	1,886	2,280	5,959	7,345
Facilities restructuring charges (benefit)	(282)	553	704	1,545
Acquisitions and other charges (benefit)	917	(2,323)	(5)	1,326
Total operating expenses	122,051	98,979	346,220	292,809
Income from operations	37,237	32,398	105,312	72,765
Interest income	1,185	1,002	3,374	2,802
Interest expense	(105)	(1,575)	(2,006)	(4,731)
Other income (expense), net	685	(229)	(795)	1,784
Income before income taxes	39,002	31,596	105,885	72,620
Income tax provision	12,012	9,125	30,776	20,928
Net income	$26,990	$22,471	$75,109	$51,692
Basic net income per common share	$0.25	$0.24	$0.73	$0.56
Diluted net income per common share	$0.24	$0.21	$0.67	$0.50
Shares used in computing basic net income per common share	106,274	92,794	103,080	91,746
Shares used in computing diluted net income per common share	112,406	109,494	112,655	108,283
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$75,109	$51,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,303	4,614
Recovery of doubtful accounts	(488)	(27)
Gain on sale of investment in equity interest	(706)	(1,824)
Stock-based compensation	24,300	17,017
Deferred income taxes	633	2,113
Tax benefits from stock-based compensation	20,088	15,159
Excess tax benefits from stock-based compensation	(19,795)	(14,389)
Amortization of intangible assets and acquired technology	20,293	17,178
Non-cash facilities restructuring charges	704	1,545
Other non-cash items	(1,702)	(2,146)
Changes in operating assets and liabilities:
Accounts receivable	18,910	23,240
Prepaid expenses and other assets	(10,615)	(2,307)
Accounts payable and accrued liabilities	(14,104)	(12,575)
Income taxes payable	3,793	(13,285)
Accrued facilities restructuring charges	(10,723)	(11,143)
Deferred revenues	20,247	13,060
Net cash provided by operating activities	130,247	87,922
Investing activities:
Purchases of property and equipment	(8,502)	(4,584)
Purchases of investments	(304,871)	(211,977)
Purchase of investment in equity interest	(164)	(1,500)
Sale of investment in equity interest	706	4,824
Maturities of investments	102,524	220,390
Sales of investments	158,647	98,566
Business acquisitions, net of cash acquired	(27,969)	(168,777)
Net cash used in investing activities	(79,629)	(63,058)
Financing activities:
Net proceeds from issuance of common stock	45,457	44,807
Repurchases and retirement of common stock	(70,111)	(10,651)
Redemption of convertible senior notes	(4)	—
Withholding taxes related to restricted stock units net share settlement	(5,701)	(1,713)
Payment of issuance costs on credit facility	—	(1,881)
Excess tax benefits from stock-based compensation	19,795	14,389
Net cash provided by (used in) financing activities	(10,564)	44,951
Effect of foreign exchange rate changes on cash and cash equivalents	(239)	(1,696)
Net increase in cash and cash equivalents	39,815	68,119
Cash and cash equivalents at beginning of period	208,899	159,197
Cash and cash equivalents at end of period	$248,714	$227,316
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2011 and 2010 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2011, or any other future period.
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
Given the nature of the Company's transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the nine months ended September 30, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$58,953	$58,953	$—	$—
Time deposits (ii)	12,081	12,081	—	—
Marketable debt securities (ii)	294,242	—	294,242	—
Total money market funds, time deposits, and marketable debt securities	365,276	71,034	294,242	—
Foreign currency derivatives (iii)	322	—	322	—
Total assets	$365,598	$71,034	$294,564	$—
Liabilities:
Foreign currency derivatives (iv)	$603	$—	$603	$—
Total liabilities	$603	$—	$603	$—

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
Money Market Funds, Time Deposits, Marketable Securities, and Convertible Senior Notes
The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, time deposits, marketable securities, and Convertible Senior Notes.
To value its money market funds and time deposits, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of four months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three months ended September 30, 2011 and 2010 were not significant. Realized gains recognized for the nine months ended September 30, 2011 and 2010 were approximately $0.3 million and $0.2 million, respectively. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of September 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$188,611	$—	$—	$188,611
Cash equivalents:
Money market funds	58,953	—	—	58,953
Federal agency notes and bonds	600	—	—	600
U.S. government notes and bonds	550	—	—	550
Total cash equivalents	60,103	—	—	60,103
Total cash and cash equivalents	248,714	—	—	248,714
Short-term investments:
Certificates of deposit	4,762	5	—	4,767
Commercial paper	7,993	—	—	7,993
Corporate notes and bonds	158,459	189	(679)	157,969
Federal agency notes and bonds	96,300	161	(67)	96,394
Time deposits	12,081	—	—	12,081
U.S. government notes and bonds	2,894	22	—	2,916
Municipal notes and bonds	23,006	47	—	23,053
Total short-term investments	305,495	424	(746)	305,173
Total cash, cash equivalents, and short-term investments (i)	$554,209	$424	$(746)	$553,887
____________________

(i)	Total estimated fair value above included $365.3 million comprised of cash equivalents and short-term investments at September 30, 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$197,169	$—	$—	$197,169
Cash equivalents:
Money market funds	2,231	—	—	2,231
Federal agency notes and bonds	9,499	—	—	9,499
Total cash equivalents	11,730	—	—	11,730
Total cash and cash equivalents	208,899	—	—	208,899
Short-term investments:
Certificates of deposit	14,437	—	—	14,437
Commercial paper	10,977	—	—	10,977
Corporate notes and bonds	97,899	444	(86)	98,257
Federal agency notes and bonds	105,120	40	(140)	105,020
U.S. government notes and bonds	10,156	19	(10)	10,165
Municipal notes and bonds	23,205	5	(19)	23,191
Total short-term investments	261,794	508	(255)	262,047
Total cash, cash equivalents, and short-term investments (i)	$470,693	$508	$(255)	$470,946
____________________

(i)	Total estimated fair value above included $273.8 million comprised of cash equivalents and short-term investments at December 31, 2010.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at September 30, 2011 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$103,894	$679
Federal agency notes and bonds	48,027	67
Total	$151,921	$746
As of September 30, 2011, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at September 30, 2011 (in thousands):

	Cost	Fair Value
Due within one year	$137,057	$136,919
Due in one year to two years	124,291	124,004
Due after two years	44,147	44,250
Total	$305,495	$305,173

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of September 30, 2011 and December 31, 2010 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2010	Additions	September 30, 2011	December 31, 2010	Expense	September 30, 2011	December 31, 2010	September 30, 2011	Average Useful Life (Years)
Developed and core technology	$90,497	$9,569	$100,066	$(35,254)	$(14,319)	$(49,573)	$55,243	$50,493	6
Customer relationships	33,501	642	34,143	(20,811)	(3,960)	(24,771)	12,690	9,372	6
Vendor relationships	7,908	—	7,908	(2,659)	(1,165)	(3,824)	5,249	4,084	5
Other:
Trade names	2,494	—	2,494	(1,286)	(269)	(1,555)	1,208	939	5
Covenants not to compete	2,000	—	2,000	(1,617)	(300)	(1,917)	383	83	5
Patents	3,720	—	3,720	(566)	(280)	(846)	3,154	2,874	10
Total intangible assets subject to amortization	140,120	10,211	150,331	(62,193)	(20,293)	(82,486)	77,927	67,845
In-process research and development	—	937	937	—	—	—	—	937	N.A.
Total intangible assets, net	$140,120	$11,148	$151,268	$(62,193)	$(20,293)	$(82,486)	$77,927	$68,782
Total amortization expense related to intangible assets was $7.0 million and $5.7 million for the three months ended September 30, 2011 and 2010, respectively, and $20.3 million and $17.2 million for the nine months ended September 30, 2011 and 2010, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2011, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2011	$5,139	$1,750	$6,889
2012	20,460	5,876	26,336
2013	15,914	5,118	21,032
2014	5,752	2,421	8,173
2015	2,055	726	2,781
Thereafter	1,173	1,461	2,634
Total intangible assets subject to amortization	$50,493	$17,352	$67,845
In the second quarter of 2011, in conjunction with our acquisition of WisdomForce, the Company recorded in-process research and development (IPR&D) of $1.6 million. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved in August 2011 for a portion of the IPR&D valued at $0.7 million, which was reclassified to developed technology and is being amortized over its useful life.
The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

September 30, 2011
Beginning balance as of December 31, 2010	$400,726
Goodwill from acquisitions	33,230
Subsequent goodwill adjustments	(5,923)
Ending balance as of September 30, 2011	$428,033
Subsequent goodwill adjustments of $5.9 million for the nine months ended September 30, 2011 include income tax related balance sheet adjustments within the measurement period related to the Siperian, 29West, ActiveBase, and WisdomForce acquisitions and foreign currency translation adjustments. See Note 15. Acquisitions for a further discussion of goodwill from acquisitions.

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
On February 14, 2011, the Company notified the holders of its Notes that it would exercise its option to redeem the principal amount outstanding on March 18, 2011. On or prior to the close of business on March 17, 2011, the holders had the option to convert their Notes into shares of the Company's common stock at a price of approximately $20 per share, or 50 shares of the Company's common stock per $1,000 principal amount of Notes. Holders of approximately $200.7 million in aggregate principal amount of the Notes converted their notes into approximately 10.0 million shares of the Company's common stock prior to the close of business on March 17, 2011. On March 18, 2011, the Company redeemed $4,000 principal amount of Notes not surrendered for conversion prior to the redemption date. As of March 31, 2011, none of the Notes were outstanding. From the second quarter of 2011 and beyond, the shares of the Company's common stock issued upon conversion are included in the denominator for both basic and diluted net income per common share, and there is no interest or amortization of issuance costs.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of September 30, 2011, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2011.

Note 5.  Other Comprehensive Income
The components of other comprehensive income ("OCI"), net of taxes, for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income, as reported	$26,990	$22,471	$75,109	$51,692
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(445)	308	(357)	210
Cumulative translation adjustments	(9,805)	9,315	(961)	(2,336)
Derivative gain (loss)	416	115	(86)	164
Total other comprehensive income (loss)	(9,834)	9,738	(1,404)	(1,962)
Total comprehensive income, net of taxes	$17,156	$32,209	$73,705	$49,730
The change in cumulative translation adjustments for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the strengthening of the U.S. dollar against the euro.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated other comprehensive loss, net of taxes, as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Net unrealized gain (loss) on available-for-sale investments	$(200)	$157
Cumulative translation adjustments	(6,364)	(5,403)
Derivative loss	(370)	(284)
Accumulated other comprehensive loss, net of taxes	$(6,934)	$(5,530)
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010.
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
The Company has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2011 financial plan. As of September 30, 2011, these foreign exchange contracts, carried at fair value, have a maturity of four months or less. During the nine months ended September 30, 2011, the Company did not enter into any new forward exchange contracts. The Company closes out approximately three foreign exchange contracts per month when the foreign currency denominated expenses are paid or intercompany revenue is received and any gain or loss is offset against expense.
The notional amount of these foreign exchange forward contracts was $20.4 million and $51.0 million as of September 30, 2011 and December 31, 2010, respectively.
Balance Sheet Hedges
In the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts were $5.0 million at September 30, 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$—	$452	$102	$569
Derivatives not designated as hedging instruments	322	151	50	—
Total fair value of derivative instruments	$322	$603	$152	$569
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
As of September 30, 2011, a derivative loss of $0.4 million was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the next three months.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$15	$154	$(1,750)	$265
Amount of gain (loss) reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(654)	$(36)	$(1,610)	$(5)
Amount of gain (loss) recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$20	$84	$483	$61
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.
The gain recognized in other income (expense), net for non-designated foreign currency forward contracts for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain recognized in interest and other income (expense), net	$928	$77	$1,728	$106
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
During the three months ended September 30, 2011, the Company repurchased approximately 1,110,000 shares of its common stock at a cost of $50.5 million. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, the Company repurchased approximately 1,475,000 shares of its common stock at a cost of $70.1 million and approximately 435,000 shares of its common stock at a cost of $10.7 million, respectively. There were no repurchases of the Notes during the nine months ended September 30, 2011 and 2010. The Notes were redeemed on March 18, 2011. See Note 4. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
As of September 30, 2011, $6.4 million remained available for repurchase under this program.
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
The fair value of the Company’s stock-based awards was estimated based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Option grants:
Expected volatility	38%	37%	35 - 38%	34 - 38%
Weighted-average volatility	38%	37%	36%	35%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.8	3.7	3.8	3.7
Risk-free interest rate	0.9%	1.3%	1.5%	1.9%
ESPP:*
Expected volatility	38%	36%	35 - 38%	34%
Weighted-average volatility	38%	36%	36%	34%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.2%	0.2%
____________________

*	ESPP purchases are made on the last day of January and July of each year.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of the stock-based compensation, net of income tax benefit, for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of service revenues	$874	$641	$2,599	$1,956
Research and development	2,825	1,925	7,878	5,285
Sales and marketing	2,616	1,817	7,503	5,383
General and administrative	2,318	1,573	6,320	4,393
Total stock-based compensation	8,633	5,956	24,300	17,017
Tax benefit of stock-based compensation	(2,219)	(1,263)	(6,169)	(3,558)
Total stock-based compensation, net of tax benefit	$6,414	$4,693	$18,131	$13,459

Note 9.  Facilities Restructuring Charges
2004 Restructuring Plan
In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining 21 months lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions, of $1.6 million for the remainder of 2011, $4.2 million in 2012, and $2.7 million in 2013.
Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At September 30, 2011, the Company will recognize approximately $1.6 million of accretion as a restructuring charge over the remaining 21 months lease term as follows: $0.4 million for the remainder of 2011, $1.0 million in 2012, and $0.2 million in 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2011 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Accrued Restructuring Charges at
	December 31, 2010	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	September 30, 2011
2004 Restructuring Plan
Excess lease facilities	$33,791	$1,304	$(600)	$(9,325)	$(122)	$25,048
2001 Restructuring Plan
Excess lease facilities	5,117	—	—	(1,398)	—	3,719
Total restructuring plans	$38,908	$1,304	$(600)	$(10,723)	$(122)	$28,767
For the nine months ended September 30, 2011, the Company recorded $0.7 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the condensed consolidated statement of income. Net cash payments for the nine months ended September 30, 2011 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $9.3 million and $1.4 million, respectively.
Inherent in the assessment of the costs related to our restructuring efforts are estimates related to the probability weighted outcomes of the significant actions to accomplish the restructuring. The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, the Company has subleased its excess facilities in connection with its 2004 and 2001 facilities restructuring for durations through the end of the master lease in 2013. Future adjustments to the charges could result from any default by a sublessor, which could impact the time period that the buildings will be vacant, expected sublease rates, expected sublease terms, and the expected time it will take to sublease.

Note 10.  Income Taxes
The Company's effective tax rates were 31% and 29% for the three months ended September 30, 2011 and 2010, respectively, and 29% for both the nine months ended September 30, 2011 and 2010. The effective tax rates differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of Section 199 of the Internal Revenue Code, and the recognition of current year research and development credits offset by compensation expense related to non-deductible stock-based compensation, acquisition related costs, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in almost all of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore with the exception of Israel.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended September 30, 2011, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended September 30, 2011, consistent with prior quarters, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $15.2 million and $12.7 million as of September 30, 2011 and 2010, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2011 and 2010 were approximately $2.3 million and $1.7 million, respectively. As of September 30, 2011, the gross uncertain tax position was approximately $16.1 million.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of September 30, 2011.
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

Note 11.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$26,990	$22,471	$75,109	$51,692
Effect of convertible senior notes, net of related tax effects	—	961	811	2,884
Net income adjusted	$26,990	$23,432	$75,920	$54,576
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	106,274	92,794	103,080	91,746
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	458	422	545	374
Dilutive effect of employee stock options	5,674	6,228	6,283	6,113
Dilutive effect of convertible senior notes	—	10,050	2,747	10,050
Shares used in computing diluted net income per common share	112,406	109,494	112,655	108,283
Basic net income per common share	$0.25	$0.24	$0.73	$0.56
Diluted net income per common share	$0.24	$0.21	$0.67	$0.50
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	1,730	864	1,213	1,690
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that the Notes had a dilutive effect on diluted net income per share for the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010. As such, the Company had an add-back of $0.8 million for the nine months ended September 30, 2011, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2010, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the nine months ended September 30, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 4. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
Note 12.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

three years to December 31, 2013. The future minimum contractual lease payments are $0.9 million for the remainder of 2011, and $3.5 million and $3.6 million for the years ending December 31, 2012 and 2013, respectively.
The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases will expire in July 2013.
The Company leases certain office facilities under various non-cancelable operating leases, including those described above, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $32.5 million for operating lease commitments for facilities that are included in restructuring charges. See Note 9. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements for a further discussion.
Future minimum lease payments as of September 30, 2011 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
Remaining 2011	$7,169	$858	$6,311
2012	29,878	3,464	26,414
2013	21,544	1,786	19,758
2014	5,403	—	5,403
2015	4,407	—	4,407
Thereafter	2,389	—	2,389
Total future minimum operating lease payments	$70,790	$6,108	$64,682
Of these future minimum lease payments, the Company has accrued $28.8 million in the facilities restructuring accrual at September 30, 2011. This accrual, in addition to minimum lease payments of $32.5 million, includes estimated operating expenses of $8.2 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $10.3 million and a present value discount of $1.6 million recorded in accordance with ASC 420, Exit or Disposal Cost Obligations.
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of September 30, 2011 and December 31, 2010 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

claims against the Company are outstanding as of September 30, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
All parties in all lawsuits have reached a settlement, which, as noted above, will not require the Company to contribute cash unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage. The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors have filed notices of appeals of the final judgment dismissing the cases upon the settlement. The Company has not paid, and does not expect to pay in the future, any amount towards the settlement. As of September 30, 2011, the Company has not accrued or disclosed any amounts because further losses are not considered probable or reasonably possible.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Data Retrieval. In November 2008, Data Retrieval Technologies LLC ("Data Retrieval") filed a complaint in the Western District of Washington against the Company and another defendant, alleging patent infringement. In January 2010, Data Retrieval initiated another action for patent infringement against the Company and another defendant in the United States District Court for the Northern District of California. In June 2011, the Company entered into a confidential settlement agreement that settled both Data Retrieval actions.
The Company is also a party to various legal proceedings and claims arising from the normal course of its business activities, including proceedings and claims related to patents and other intellectual property related matters. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a material loss may be incurred, the Company discloses the estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.
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
No customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2011 and 2010. At September 30, 2011 and 2010, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 32% and 28% of total revenues in the third quarter of 2011 and 2010, respectively, and 34% and 32% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
North America	$132,282	$116,559	$370,076	$308,628
Europe	46,663	30,487	136,113	101,871
Other	16,942	14,204	50,457	41,542
Total revenues	$195,887	$161,250	$556,646	$452,041
Long-lived assets by geographic region are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Long-lived assets, net (excluding assets not allocated):
North America	$71,586	$81,762
Europe	3,341	4,145
Other	7,741	1,886
Total long-lived assets	$82,668	$87,793

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to use a qualitative approach to test goodwill for impairment. This ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company's impairment test in 2012 and early adoption is permitted. The Company does not expect its adoption of ASU 2011-08 to have an impact to the consolidated financial statements.

Note 15.  Acquisitions
ActiveBase
On July 13, 2011, the Company acquired all of the outstanding securities of ActiveBase Ltd. (“ActiveBase”), a privately-held company, for approximately $6.0 million in cash. ActiveBase provides dynamic data masking technology. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former ActiveBase stockholders. The escrow fund will remain in place until July 14, 2013.
The Company is obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $3.3 million and $4.0 million, respectively.
The following table summarizes the fair value of assets acquired and liabilities assumed of $8.3 million and the acquiree's transaction related costs and debt settlement of $1.0 million (in thousands):

Goodwill	$7,042
Developed and core technology	2,080
Customer relationships	120
Assumed liabilities, net of assets	(968)
Total purchase price allocation	8,274
Acquiree's transaction related costs and debt settlement	974
Total	$9,248
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

The following table summarizes the fair value of assets acquired and liabilities assumed of $32.1 million and the acquiree's transaction related costs of $0.2 million (in thousands):

Goodwill	$26,188
Developed and core technology	6,910
Customer relationships	500
In-process research and development	1,632
Assumed liabilities, net of assets	(3,180)
Total purchase price allocation	32,050
Acquiree's transaction related costs	231
Total	$32,281
The acquiree's transaction related costs consist of legal, accounting, and consulting fees as of the date of this acquisition. The goodwill is not deductible for tax purposes.
Siperian, Inc.
On January 28, 2010, the Company acquired Siperian, Inc. (“Siperian”), a privately-held company. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to most business requirements. The Company acquired Siperian in a cash merger transaction valued at approximately $130.0 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow period terminated and the remaining funds were subsequently paid out in the third quarter of 2011.
The following table summarizes the fair value of assets acquired and liabilities assumed of $102.9 million and the acquiree's transaction related costs and debt settlement of $27.1 million, which were paid by the Company on January 28, 2010 or shortly thereafter (in thousands):

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
At the time of acquisition, the Company finalized plans to terminate certain employees and vacate certain facilities of Siperian. The cost associated with such exit activities, which are reflected in Acquisitions and Other Charges (Benefit) on the condensed consolidated statement of income, is as follows (in thousands):

Termination of certain employees	$326
Vacating certain facilities of Siperian	1,121
Total	$1,447

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the nine months ended September 30, 2010 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of the fiscal period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

Nine Months Ended September 30,
2010
Pro forma total revenues	$452,960
Pro forma net income	$45,466
Pro forma net income per share - basic	$0.50
Pro forma net income per share - diluted	$0.45
Pro forma weighted-average basic shares	91,746
Pro forma weighted-average diluted shares	108,283
See Note 11. Net Income per Common Share of Notes to Condensed Consolidated Financial Statements for a discussion of the calculation of basic and diluted net income per share.
In the first quarter of 2011, the Company recorded a benefit of $1.7 million for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts. This change in estimate is included in Acquisition and Other Charges (Benefit) for the nine months ended September 30, 2011 on the condensed consolidated statement of income.
29West Inc.
On March 22, 2010, the Company acquired all of the outstanding securities of 29West Inc. (“29West”), a privately-held company, for approximately $50.0 million in cash. 29West develops high-speed messaging software, known as Ultra Messaging. This software is used for distribution of data, streaming market data, and proprietary trading and market making, and is sold to banks, hedge funds, exchanges, and software application vendors worldwide. As a result of this acquisition, the Company also assumed certain facility leases, liabilities, and commitments. Approximately $7.0 million of the consideration otherwise payable to former 29West stockholders and vested option holders was placed into an escrow fund and held as partial security for the indemnification obligations of the former 29West stockholders and vested option holders. The escrow period terminated and the remaining funds were subsequently paid out in the third quarter of 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed of $47.0 million and the acquiree's transaction related costs of $3.0 million (in thousands):

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

Note 16.  Subsequent Event
In October 2011, our Board of Directors authorized the repurchase of up to an additional $75.0 million of our outstanding common stock under the repurchase program.

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
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Report.
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
We grew our total revenues in the third quarter of 2011 by 21% to $195.9 million compared to $161.3 million for the same period in 2010. License revenues grew by 20% to $83.7 million in the third quarter of 2011 compared to $69.8 million for the same period in 2010. In the nine-month period ended September 30, 2011, we grew our total revenues by 23% to $556.6 million from $452.0 million in the comparable period a year ago, and license revenues grew by 24% to $241.6 million from $194.9 million on a year-over-year basis. Our growth in license revenues reflects the continued market acceptance of our products for broader data integration projects, growth in our core data warehousing business, and growth in our ongoing compliance program. Services revenues increased by 23% in the third quarter of 2011 from the same period in 2010 due to a 24% growth in maintenance revenues and an 18% increase in consulting, education, and subscription services. Service revenues increased by 23% for the nine months ended September 30, 2011 compared to the same period in 2010 due to a 24% growth in maintenance revenues and an 18% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues was 19% in the third quarter of 2011 and the nine-month period ended September 30, 2011 compared to 20% and 16% in the third quarter of 2010 and the nine-month period ended September 30, 2010, respectively.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the recent U.S. debt issues, budget concerns, and potential delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

•
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry (including Oracle’s acquisition of BEA Systems, GoldenGate, Hyperion Solutions, Siebel, SilverCreek, Sun Microsystems, Sunopsis, and its proposed acquisition of Endeca; IBM’s acquisition of Ascential Software, Cast Iron Systems, Cognos, DataMirror, Initiate Systems, and SPSS; and SAP’s acquisition of Business Objects, which had previously acquired FirstLogic, and Sybase; and Tibco Software's acquisition of Netrics) pose challenges as competitors market a broader suite of software products or solutions to our existing or prospective customers.

•
Product Introductions and Enhancements:  To address the expanding data integration and data quality needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in July 2011, we extended our data masking offerings through the acquisition of ActiveBase. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and order backlog, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first three quarters of 2011 and the first, second, and fourth quarters of 2010 followed these seasonal trends. However, license revenues in the third quarter of 2010 were essentially flat with the second quarter. The continued uncertain macroeconomic conditions make our historical seasonal trends more difficult to predict.

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
We concentrate on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett-Packard, Intel, Microsoft, NetSuite, Oracle, salesforce.com, SAP, and Symantec, among others. See “Risk Factors — We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part II, Item 1A of this Report.
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of selling data warehouse products to the enterprise level and of selling more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration to our customers’ enterprise architects and chief information officers. We also operate the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. We experienced a continued increase in sales productivity in the United States in the nine months ended September 30, 2011. While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience a slight increase in international sales productivity in 2010 and the nine-month period ended September 30, 2011.
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
Given the nature of our transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the nine months ended September 30, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 14. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three and nine months ended September 30, 2011 and 2010 as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
License	43%	43%	43%	43%
Service	57	57	57	57
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	16	16	16	16
Amortization of acquired technology	2	2	2	2
Total cost of revenues	19	19	19	19
Gross profit	81	81	81	81
Operating expenses:
Research and development	18	16	18	17
Sales and marketing	36	38	36	38
General and administrative	7	7	7	8
Amortization of intangible assets	1	1	1	2
Facilities restructuring charges (benefit)	—	—	—	—
Acquisitions and other charges (benefit)	—	(1)	—	—
Total operating expenses	62	61	62	65
Income from operations	19	20	19	16
Interest income	1	1	—	1
Interest expense	—	(1)	—	(1)
Other income (expense), net	—	—	—	—
Income before income taxes	20	20	19	16
Income tax provision	6	6	6	5
Net income	14%	14%	13%	11%

Revenues
Our total revenues increased to $195.9 million for the three months ended September 30, 2011 compared to $161.3 million for the three months ended September 30, 2010, representing a growth of $34.6 million (or 21%). Our total revenues increased to $556.6 million for the nine months ended September 30, 2011 compared to $452.0 million for the nine months ended September 30, 2010, representing a growth of $104.6 million (or 23%). The increases were due to an increase in the number of license transactions, an increase in the average transaction size of license orders, and growth in our customer installed base.

The following table and discussion compare our revenues by type for the three and nine months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
License	$83,736	$69,829	20%	$241,580	$194,892	24%
Service revenues:
Maintenance	81,666	65,671	24%	229,571	184,781	24%
Consulting, education, and other	30,485	25,750	18%	85,495	72,368	18%
Total service revenues	112,151	91,421	23%	315,066	257,149	23%
Total revenues	$195,887	$161,250	21%	$556,646	$452,041	23%
License Revenues
Our license revenues increased to $83.7 million (or 43% of total revenues) and $241.6 million (or 43% of total revenues) for the three and nine months ended September 30, 2011, respectively, from $69.8 million (or 43% of total revenues) and $194.9 million (or 43% of total revenues) for the three and nine months ended September 30, 2010, respectively. The increases in license revenues of $13.9 million (or 20%) for the three months ended September 30, 2011 and $46.7 million (or 24%) for the nine months ended September 30, 2011 compared to the same periods in 2010 were primarily due to an increase in both the volume of license transactions and the average transaction size of license orders, resulting in growth of license revenues across all major geographic regions. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of new technologies.
The number of transactions greater than $1.0 million increased to 18 in the third quarter of 2011 compared to 11 in the third quarter of 2010. The number of transactions greater than $1.0 million increased to 44 in the nine-month period ended September 30, 2011 from 32 in the comparative period in 2010. We added 80 and 244 new customers, including the number of customers added through acquisitions, in the third quarter and the nine-month period ended September 30, 2011, respectively, compared to 68 and 269 in the same periods of 2010. We had license transactions with 325 and 876 existing customers in the third quarter and the nine-month period ended September 30, 2011, respectively, compared to 286 and 863 for the same periods in 2010.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the third quarter of 2011, including upgrades for which we charge customers an additional fee, increased to $413,000 from $393,000 in the third quarter of 2010. The average transaction amount for orders greater than $100,000 in the nine-month period ended September 30, 2011, including upgrades for which we charge customers an additional fee, increased to $426,000 from $385,000 in the same period of 2010.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $81.7 million (or 42% of total revenues) for the three months ended September 30, 2011 compared to $65.7 million (or 41% of total revenues) for the three months ended September 30, 2010. Maintenance revenues increased to $229.6 million (or 41% of total revenues) for the nine months ended September 30, 2011 compared to $184.8 million (or 41% of total revenues) for the nine months ended September 30, 2010. The increases of $16.0 million (or 24%) and $44.8 million (or 24%) in maintenance revenues for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 were primarily due to the increasing size of our installed customer base, including those acquired through our acquisitions in 2010. See Note 15. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the fourth quarter of 2011, we expect maintenance revenues to increase from the comparable 2010 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $30.5 million (or 15% of total revenues) for the three months ended September 30, 2011 compared to $25.8 million (or 16% of total revenues) for the three months ended September 30, 2010.

Consulting, education, and other services revenues increased to $85.5 million (or 16% of total revenues) for the nine months ended September 30, 2011 compared to $72.4 million (or 16% of total revenues) for the nine months ended September 30, 2010. The increase of $4.7 million (or 18%) and $13.1 million (or 18%) in consulting, education, and other services revenues for the three and nine months ended September 30, 2011, respectively compared to the same periods in 2010 was primarily due to an increase in consulting revenues in North America as a result of higher customer demand and increased subscription revenues.
For the fourth quarter of 2011, we expect our revenues from consulting and education, and other services revenues to increase from the comparable 2010 levels due to an increase in demand for consulting services and subscriptions offerings.
International Revenues
Our international revenues were $63.6 million (or 32% of total revenues) and $44.7 million (or 28% of total revenues) for the three months ended September 30, 2011 and 2010, respectively. Our international revenues were $186.6 million (or 34% of total revenues) and $143.4 million (or 32% of total revenues) for the nine months ended September 30, 2011 and 2010, respectively. The increases of $18.9 million (or 42%) and $43.2 million (or 30%) in international revenues for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 were primarily due to an increase in license and maintenance revenues in Europe.
For the fourth quarter of 2011, we expect our international revenues as a percentage of total revenues to be relatively consistent with or increase slightly from the comparable 2010 levels.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at September 30, 2011 were approximately $222.4 million compared to $181.9 million at September 30, 2010 and $215.9 million at December 31, 2010. The increase in the third quarter of 2011 from the comparable period of 2010 was primarily due to an increase in deferred license and maintenance revenues and an increase in license backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Cost of license revenues	$1,011	$1,124	(10)%	$3,669	$3,232	14%
Cost of service revenues	30,432	25,304	20%	87,111	73,402	19%
Amortization of acquired technology	5,156	3,445	50%	14,334	9,833	46%
Total cost of revenues	$36,599	$29,873	23%	$105,114	$86,467	22%
Cost of license revenues, as a percentage of license revenues	1%	2%	(1)%	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	27%	28%	(1)%	28%	29%	(1)%

Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues slightly decreased to $1.0 million (or 1% of license revenues) for the three months ended September 30, 2011 compared to $1.1 million (or 2% of license revenues) in the same period of 2010. Cost of license revenues increased to $3.7 million (or 2% of license revenues) for the nine months ended September 30, 2011 compared to $3.2 million (or 2% of license revenues) in the same period of 2010. The decrease of $0.1 million (or 10%) and increase of $0.4 million (or 14%) in cost of license revenues for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010, was primarily due to a proportional increase in license revenues and a slightly lower mix of royalty bearing products for the three months and nine months ended September 30, 2011.
For the fourth quarter of 2011, we expect that our cost of license revenues as a percentage of license revenues to be relatively consistent with the first three quarters of 2011.
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
Cost of service revenues was $30.4 million (or 27% of service revenues) in the third quarter of 2011 compared to $25.3 million (or 28% of service revenues) in the same period of 2010. The $5.1 million (or 20%) increase in the third quarter of 2011 compared to the same period of 2010 was primarily due to a $3.5 million increase in personnel related costs, a $0.3 million increase in subcontractor fees, and a $0.6 million increase in reimbursable expenses.
Cost of service revenues was $87.1 million (or 28% of service revenues) for the nine months ended September 30, 2011 compared to $73.4 million (or 29% of service revenues) in the same period of 2010. The $13.7 million (or 19%) increase for the nine months ended September 30, 2011 compared to the same period of 2010 was primarily due to a $8.5 million increase in personnel related costs, a $1.8 million increase in subcontractor fees, and a $1.6 million increase in reimbursable expenses. The majority of these increases were driven by increased demand for our consulting and education services in the third quarter and the nine-month period ended September 30, 2011 compared to the same periods of 2010.
For the fourth quarter of 2011, we expect that our cost of service revenues, in absolute dollars, to increase from the 2010 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in the fourth quarter of 2011 to remain relatively consistent with the first three quarters of 2011 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Amortization of acquired technology	5,156	3,445	50%	14,334	9,833	46%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $5.2 million for the three months ended September 30, 2011 compared to $3.4 million in the same period of 2010. Amortization of acquired technology increased to $14.3 million for the nine months ended September 30, 2011 compared to $9.8 million in the same period of 2010. The increases of $1.7 million (or 50%) and $4.5 million (or 46%) for the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010 were primarily due to amortization of certain technologies from the acquisitions of Siperian and 29West, in 2010 and WisdomForce in 2011.
For the fourth quarter of 2011, we expect the amortization of acquired technology to be approximately $5.1 million before the effect of any potential future acquisitions subsequent to September 30, 2011.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Research and development	$34,577	$26,269	32%	$98,093	$76,648	28%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $34.6 million (or 18% of total revenues) and $98.1 million (or 18% of total revenues) for the three and nine months ended September 30, 2011, respectively, from $26.3 million (or 16% of total revenues) and $76.6 million (or 17% of total revenues) for the three and nine months ended September 30, 2010, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $8.3 million (or 32%) increase in third quarter of 2011 compared to the same period of 2010 was primarily due to a $6.5 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $1.8 million increase in general overhead costs. The $21.4 million (or 28%) increase for the nine months ended September 30, 2011 compared to the same period in 2010 was due to a $17.5 million increase in personnel-related costs (including stock-based compensation) and a $3.9 million increase in general overhead costs.
For the fourth quarter of 2011, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first three quarters of 2011.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Sales and marketing	$70,437	$60,854	16%	$200,962	$172,326	17%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $70.4 million (or 36% of total revenues) for the three months ended September 30, 2011 compared to $60.9 million (or 38% of total revenues) for the three months ended September 30, 2010. Sales and marketing expenses increased to $201.0 million (or 36% of total revenues) for the nine months ended September 30, 2011 compared to $172.3 million (or 38% of total revenues) for the nine months ended September 30, 2010. The sales and marketing expenses as percentage of total revenues declined by two percentage points for both the third quarter and nine-month period ended September 30, 2011 compared to the same periods in 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our sales and marketing expenses as well as increased sales productivity.
The $9.6 million (or 16%) increase for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $9.7 million increase in personnel-related costs and a $0.2 million increase in marketing programs, which were offset by a $0.9 million reduction in outside services. The $28.6 million (or 17%) increase for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $28.9 million increase in personnel-related costs and a $0.9 million increase in marketing programs, which were offset by a $2.6 million reduction in outside services. Personnel-related costs include sales commissions, stock-based compensation, and headcount growth. Headcount increased from 714 in September 2010 to 837 in September 2011.
For the fourth quarter of 2011, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first three quarters of 2011. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
General and administrative	$14,516	$11,346	28%	$40,507	$33,619	20%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $14.5 million (or 7% of total revenues) for the three months ended September 30, 2011 compared to $11.3 million (or 7% of total revenues) for the three months ended September 30, 2010. General and administrative expenses increased to $40.5 million (or 7% of total revenues) for the nine months ended September 30, 2011 compared to $33.6 million (or 8% of total revenues) for the nine months ended September 30, 2010. The general and administrative expenses as percentage of total revenues declined by one percentage point in the first nine months of 2011 compared to the same period in 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses.
The $3.2 million (or 28%) increase for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $2.5 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $0.4 million increase in outside services. The $6.9 million (or 20%) increase for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to a $6.2 million increase in personnel-related costs (including stock-based compensation) and a $0.6 million increase in outside services.
For the fourth quarter of 2011, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with the first three quarters of 2011.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Amortization of intangible assets	$1,886	$2,280	(17)%	$5,959	$7,345	(19)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $1.9 million (or 1% of total revenues) for the three months ended September 30, 2011 compared to $2.3 million (or 1% of total revenues) for the three months ended September 30, 2010. Amortization of intangible assets decreased to $6.0 million (or 1% of total revenues) for the nine months ended September 30, 2011 compared to $7.3 million (or 2% of total revenues) for the nine months ended September 30, 2010.
The decreases of $0.4 million (or 17%) and $1.4 million (or 19%) in amortization of intangible assets for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010 was primarily due to decreasing amortization for customer relationships, which are amortized using a method based on expected cash flows.
For the fourth quarter of 2011, we expect amortization of the remaining intangible assets to be approximately $1.8 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to September 30, 2011.

Facilities Restructuring Charges (Benefit)
The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Facilities restructuring charges (benefit)	$(282)	$553	(151)%	$704	$1,545	(54)%
For the three and nine months ended September 30, 2011, we recorded a restructuring benefit of $0.3 million and restructuring charge of $0.7 million, respectively, for accretion charges related to the 2004 Restructuring Plan offset by a benefit as a result of a sublease renewal through the end of our master lease. Comparatively, for the three and nine months ended September 30, 2010, we recorded restructuring charges of $0.5 million and $1.7 million, respectively, for accretion charges related to the 2004 Restructuring Plan.
As of September 30, 2011, $28.8 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and is expected to be paid by 2013.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $3.3 million and $3.5 million for the three months ended September 30, 2011 and 2010, respectively, and $9.3 million and $9.9 million for the nine months ended September 30, 2011 and 2010, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2011 if there are changes to the time period that facilities are vacant or the actual sublease income is different from current estimates.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.4 million for both of the three month periods ended September 30, 2011 and 2010, and $1.4 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. Actual future cash requirements may differ from the restructuring liability balances as of September 30, 2011 if we are unable to continue subleasing the excess leased facilities, there are changes to the time period that facilities are vacant, or the actual sublease income is different from current estimates.
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
Acquisitions and Other Charges (Benefit)
The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Acquisitions and other charges (benefit)	$917	$(2,323)	(139)%	$(5)	$1,326	(100)%
For the three months ended September 30, 2011, acquisition and other primarily consisted of $0.7 million for legal and accounting fees and $0.2 million for earn-out accretion. For the nine months ended September 30, 2011, acquisition and other primarily consisted of a $1.9 million benefit for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts, which was offset by $1.6 million for legal and accounting fees, and $0.2 million for earn-out accretion.

For the nine months ended September 30, 2010, the $1.3 million charge for acquisition and other consisted of a $2.3 million reduction in fair value of an acquisition liability in the third quarter of 2010 offset by $3.6 million charges in the first quarter of 2010. The $3.6 million charges included $2.2 million for legal, accounting, and bankers' fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Interest income	$1,185	$1,002	18%	$3,374	$2,802	20%
Interest expense	(105)	(1,575)	(93)%	(2,006)	(4,731)	(58)%
Other income (expense), net	685	(229)	399%	(795)	1,784	(145)%
Interest and other income (expense), net	$1,765	$(802)	320%	$573	$(145)	495%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The increase of $2.6 million in the three months ended September 30, 2011 compared to the same period of 2010 was primarily due to a $1.5 million decrease in interest expense associated with the Senior Convertible Notes (“Notes”) that were redeemed in the first quarter of 2011, a $0.5 million increase in foreign exchange gains, a $0.4 million increase in other income primarily related to the gain from the sale of our investment in an equity interest, and a $0.2 million increase in interest income.
The increase of $0.7 million in the nine months ended September 30, 2011 compared to the same period of 2010 was primarily due to a $2.7 million decrease in interest expense associated with the Notes and a $0.6 million increase in interest income due to higher cash balances, which were offset by a $1.0 million decrease in foreign exchange gains, a $1.1 million decrease in gain recognized from the sale of our investment in an equity interest, and a $0.6 million increase in credit facility expenses.

Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
Income tax provision	$12,012	$9,125	32%	$30,776	$20,928	47%
Effective tax rate	31%	29%	2%	29%	29%	—%
Our effective tax rates were 31% and 29% for the three months ended September 30, 2011 and 2010, respectively, and 29% for both of the nine-month periods ended September 30, 2011 and 2010. The effective tax rate differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of Section 199 of the Internal Revenue Code, and the recognition of current year research and development credits offset by compensation expense related to non-deductible stock-based compensation, acquisition related costs, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in almost all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore with the exception of Israel.
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

ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended September 30, 2011, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended September 30, 2011, consistent with prior quarters, it was considered more likely than not that our non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $15.2 million and $12.7 million as of September 30, 2011 and 2010, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2011 and 2010 were approximately $2.3 million and $1.7 million, respectively. As of September 30, 2011, the gross uncertain tax position was approximately $16.1 million.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of September 30, 2011, we had $553.9 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of September 30, 2011, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes (the "Notes"), and acquire businesses and technologies to expand our product offerings.
The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$130,247	$87,922
Cash used in investing activities	$(79,629)	$(63,058)
Cash provided by (used in) financing activities	$(10,564)	$44,951
Operating Activities:  Cash provided by operating activities for the nine months ended September 30, 2011 was $130.2 million, representing an increase of $42.3 million from the nine months ended September 30, 2010. This increase resulted primarily from a $23.4 million increase in net income, a $8.4 million increase in adjustments for non-cash expenses, a $7.2 million increase in deferred revenues, and a $17.1 million increase in income taxes payable, which were offset by a $4.3 million increase in accounts receivable, an $8.3 million increase in prepaid expenses and other assets and a $1.1 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from stock-based compensation of $19.8 million during the nine months ended September 30, 2011. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made net cash payments for taxes in different jurisdictions of $6.3 million during the nine months ended September 30, 2011. Our “days sales outstanding” in accounts receivable increased from 55 days at September 30, 2010 to 60 days at September 30, 2011 due to higher amount of billings which occurred toward the end of the third quarter of 2011 compared to end of the third quarter of 2010. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash used in investing activities was $79.6 million and $63.1 million for the nine months ended September 30, 2011 and 2010. We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
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
In July 2011, we acquired all of the outstanding securities of ActiveBase Ltd. (“ActiveBase”), a privately-held company, for approximately $6.0 million in cash. ActiveBase provides dynamic data masking technology. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former ActiveBase stockholders. The escrow fund will remain in place until July 14, 2013. We are obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
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
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities for the nine months ended September 30, 2011 was $10.6 million due to $45.5 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $19.8 million of excess tax benefits from stock-based compensation. These amounts were offset by repurchases and retirement of our common stock of $70.1 million and withholding taxes for restricted stock units net share settlement of $5.7 million.
Net cash provided by financing activities for the nine months ended September 30, 2010 was $45.0 million due to $44.8 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $14.4 million of excess tax benefits from stock-based compensation. These amounts were partially offset by the repurchases and retirement of our common stock of $10.7 million, withholding taxes for restricted stock units net share settlement of $1.7 million, and payment of issuance costs on the credit facility of $1.9 million.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including to partially offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors.
From April 2007 to September 30, 2011, we repurchased approximately 8,707,000 shares of our common stock at a cost of $191.3 million and $29.0 million of our outstanding Notes at a cost of $27.3 million. We have $6.4 million available to repurchase additional shares of our common stock under this program as of September 30, 2011. In October 2011, our Board of Directors authorized the repurchase of up to an additional $75.0 million of our outstanding common stock under the repurchase program. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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

We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through public or private equity or debt financing or from other sources. In addition, our business has grown in recent years through internal expansion and acquisitions, and we expect such growth to continue. As a result, we are at or near capacity in certain of our facilities, and we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate within the next 12 months.
Less than 30% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the nine months ended September 30, 2011. No amounts were outstanding under the Credit Agreement as of September 30, 2011, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of September 30, 2011. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at September 30, 2011, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2011	2012 and 2013	2014 and 2015	2016 and Beyond
Operating lease obligations:
Operating lease payments	$70,790	$7,169	$51,422	$9,810	$2,389
Future sublease income	(6,108)	(858)	(5,250)	—	—
Net operating lease obligations	64,682	6,311	46,172	9,810	2,389
Other obligations*	1,075	221	854	—	—
Total	$65,757	$6,532	$47,026	$9,810	$2,389
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
The above commitment table does not include approximately $16.7 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at September 30, 2011 include the lease for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $0.9 million for the remainder of 2011, and $3.5 million and $3.6 million for the years ending December 31, 2012 and 2013, respectively.
During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities in Redwood City, California. Operating lease payments in the table above include approximately $32.5 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 9. Facilities Restructuring Charges and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Of these future minimum lease payments, we have $28.8 million recorded in accrued facilities restructuring charges at September 30, 2011. This accrual, in addition to minimum lease payments of $32.5 million, includes estimated operating expenses of $8.2 million, is net of estimated sublease income of $10.3 million, and is net of the present value impact of $1.6 million recorded in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
The foreign exchange forward contracts initiated in December 2010 under our hedging programs have monthly expiration dates through January 2012.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2010 for euros, Indian rupees, and Israeli shekels, which were outstanding as of September 30, 2011 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Euro	8,400	—	$10,953	$—
Indian rupee	—	364,800	—	7,743
Israeli shekel	—	6,100	—	1,669
			$10,953	$9,412
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

The table below presents the notional amount of the foreign currency contracts as of September 30, 2011 (in thousands):

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
For the nine months ended September 30, 2011, the average annual rate of return on our investments was approximately 0.7%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2011, we had net unrealized loss of $0.3 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of September 30, 2011, the fair market value of the portfolio would change by approximately $3.3 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the fourth quarter of 2011.
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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information set forth under the "Litigation" subheading in Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

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
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the recent U.S. debt issues, budget concerns, and potential delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. For example, in 2010, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in European public sector spending. These conditions affected the buying patterns of our customers and prospective customers and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though the economic conditions appear to be improving, although unevenly, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding enterprise data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, we extended our existing MDM offering through the acquisition of Siperian, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

•	the failure to accurately anticipate changes in technological trends or customer requirements and preferences;

•	delays in completion, launch, delivery, or availability;

•	delays in customer adoption or market acceptance;

•	delays in customer purchases in anticipation of products not yet released;

•	product quality issues, including the possibility of defects and the costs of remediating any such defects;

•	market confusion based on changes to the product packaging and pricing as a result of a new product release;

•	interoperability and integration issues between our existing products and newly acquired products or technologies, and the costs of remediating any such issues;

•	interoperability and integration issues with third-party technologies and the costs of remediating any such issues;

•	customer issues with migrating or upgrading from previous product versions and the costs of remediating any such issues;

•	loss of existing customers that choose a competitor's product instead of upgrading or migrating to the new or enhanced product; and

•	loss of maintenance revenues from existing customers that do not upgrade or migrate.
We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. As a result of the risks involved, we cannot predict the impact on our overall sales from new or enhanced products, and we may not generate sufficient revenues from these products to justify their costs, which would adversely affect our competitive position and results of operations.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired several companies in 2010 and 2011, including ActiveBase in July 2011, WisdomForce in June 2011, 29West in March 2010, and Siperian in January 2010. Acquisitions and investments involve a number of risks, including:

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
The loss of our key personnel, an increase in our sales force personnel turnover rate or decrease in sales force productivity, or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
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
Furthermore, in the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate impacted our ability to generate license revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of 6 to 12 months. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues and our growth rate may be negatively impacted.
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
As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in 2007, JuxtaComm Technologies filed a complaint alleging patent infringement against us and various defendants, and in 2008, Data Retrieval Technologies LLC filed a complaint alleging patent infringement against us and Sybase. While we have settled both these matters we continue to defend ourselves against additional claims of patent infringement.
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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, government entities have recently announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions, and the recent U.S. debt issues, budget concerns, and potential delays in approving the U.S. budget may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
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
During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the "FCPA") and the recently effective UK Bribery Act of 2010 (the "UK Bribery Act"). Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.
We may not be able to successfully manage the growth of our business if we are unable to improve our internal systems, processes, and controls.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets, and realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to ensure compliance with U.S. and international laws, including anti-corruption and anti-bribery laws such as the FCPA and the UK Bribery Act, which is broader in scope than the FCPA. We are continually investing resources to upgrade and improve our internal systems, processes and controls in order to meet the growing requirements of our business. For example, we are currently upgrading our human resources information systems. For our systems, processes and controls, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on such systems, processes, or controls. In addition, we may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology from third parties to help us accomplish this objective. The support services available for such third-party technology may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs.
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
We have substantial real estate lease commitments in the United States and internationally. Our business has grown in recent years through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. We currently do not occupy some of our lease commitments, and the most significant portion of our unoccupied leases are located in Silicon Valley. We have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements comprise a majority of the remaining lease terms through 2013. In addition, the recent economic downturn has negatively impacted commercial lease rates and terms in the Silicon Valley area and has made it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that our subtenants do not renew their subleases at the end of the initial term and we are unable to enter into new subleases with other parties at comparable rates, or our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 9. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Our credit agreement contains certain restrictions that may limit our ability to operate our business.
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of September 30, 2011. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended September 30, 2011.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 — July 31
From employees (1)	—	—	—	—
Repurchase program (2)	40,000	$51.33	40,000	$54,852
August 1 — August 31
From employees (1)	8,711	$51.06	—	—
Repurchase program (2)	970,000	$46.06	970,000	$10,177
September 1 — September 30
From employees (1)	—	—	—	—
Repurchase program (2)	100,000	$37.45	100,000	$6,431
Total	1,118,711	$45.52	1,110,000
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the third quarter of fiscal 2011 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In January 2011, our Board authorized an additional $50 million increase to the program. All stock repurchased pursuant to the repurchase program in the quarter ended September 30, 2011 were purchased in open market transactions. As of September 30, 2011, Informatica had remaining authorization of $6.4 million for future share repurchases. There is no expiration for Informatica's stock repurchase program. In October 2011, the Board authorized an additional $75 million increase to the program. For further information about our stock repurchase program, see the subsection "Convertible Senior Notes" in Note 4. Borrowings and Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Executive Officers.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
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

November 7, 2011	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2011

Exhibit Number	Document
10.1	Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Executive Officers.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.