Form 10-K
period 2011-12-31
INFORMATICA CORP
filed 2012-02-24
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
___________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2011
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
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).  ☐ Yes  ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011 was approximately $6,173,380,000 (based on the last reported sale price of $58.43 on June 30, 2011 on the NASDAQ Global Select Market).
As of January 31, 2012, there were approximately 107,371,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2011.

INFORMATICA CORPORATION

PART I

ITEM 1.  BUSINESS
Overview
Informatica Corporation ("Informatica") is the leading independent provider of enterprise data integration and data quality software and services. Our mission is to help organizations increase their competitive advantage by maximizing their return on data to drive their top business imperatives and information technology ("IT") initiatives. Data is one of an organization's most strategic assets, and we continue to develop solutions for nearly every type of enterprise, regardless of which technology platform, application, or database customers choose. We address the growing challenge organizations face with data fragmented across and beyond the enterprise and with data of varying quality.
During the last two decades, companies have made significant investments in process automation resulting in silos of data created by a variety of packaged transactional applications such as: enterprise resource planning ("ERP"), customer relationship management ("CRM"), supply chain management ("SCM"), and in-house custom departmental operational systems. The goal with these systems was to make businesses more efficient through automation. However, these applications have increased data fragmentation and complexity by generating massive volumes of data in disparate software systems that were not designed to share data and interoperate with one another. Additionally, data is being outsourced to cloud computing and business process outsourcing vendors at a faster pace. Furthermore, data is managed by trading partners including suppliers around the globe. As these systems and the locations of data have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, various data formats, numerous data definitions, highly varied data quality, and the need to obtain data in real-time.
Organizations are finding that the strategic value of IT goes beyond process automation and now extends to maximizing the return on data across the IT environment, both on-premise within the traditional enterprise as well as beyond the firewall in cloud computing and social networks. Unless the various data streams can be integrated, and the quality of that data is ensured, the amount of real and useful business information derived from such data can be limited. Companies are realizing that they must integrate a wide variety of structured, semi-structured, unstructured data, and exponentially increasing social, cloud and mobile data quickly to support business processes.
Organizations are looking for a comprehensive view of the customer, migrating away from legacy systems to new technologies, having a clearer view of all the information that resides in multiple databases or consolidating multiple instances of an ERP system, while understanding what their customers are saying via social media channels. They also realize that it is imperative to implement data quality processes to measure, monitor, track, and improve the quality of data delivered to the business.
With Informatica’s comprehensive, unified, and open data integration technology, organizations can maximize their return on data. In order for companies to achieve the best return on data they must both increase the value of their data and at the same time lower the cost of their data. The Informatica Platform provides a comprehensive set of capabilities to increase the value of data by making more data relevant, actionable, timely, holistic, trustworthy, accessible, authoritative and secure. Simultaneously the Informatica Platform enables organizations to lower the costs of data through lessening business costs, labor costs, software costs, hardware costs and storage costs. The Informatica Platform enables a wide variety of complex enterprise-wide data integration initiatives through the following technologies: Enterprise Data Integration, Data Quality, Master Data Management, B2B Data Exchange, Application Information Lifecycle Management, Complex Event Processing, Ultra Messaging, and Cloud Data Integration.
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
In 2011, we continued to broaden the applicability of our technology and focused on product innovation by adding or extending key elements of the Informatica Platform. In June 2011, we extended our data replication offerings through the acquisition of WisdomForce Technologies. Additionally, we extended our data masking offerings through the acquisition of ActiveBase in July 2011. Also, in October 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line.
Informatica also continued to introduce solutions designed to meet the data needs of the software-as-a-service ("SaaS") or cloud market in 2011. In March 2011 we announced a partnership with NetSuite to provide a cloud computing-based solution for deploying two-tier ERP systems. In May 2011, we announced that Informatica is powering hybrid IT by delivering enterprise-class security and management to cloud integration with the Informatica Cloud Summer 2011 release. We also announced in July

2011 that Informatica Cloud was selected by MicroStrategy to power the new MicroStrategy Cloud integration service, which allows business users to access, load, synchronize, replicate, and transform data from both on-premise systems and cloud-based data sources. For the fourth year in a row, Informatica Cloud was honored by Salesforce.com customers with the AppExchange Best of `11 Award for Data Integration.
In June 2011 we introduced the latest version of our flagship product, the Informatica 9.1 Platform for big data. We believe big data is the confluence of three technology trends: big transaction data, big interaction data, and big data processing. The Informatica Platform empowers the data-centric enterprise by providing four critical capabilities including: big data integration, authoritative and trustworthy data, self-service, and adaptive data services. In November 2011, we introduced Informatica HParser, which brings enterprise-grade parsing of big data logs, documents and industry standards to Hadoop. Available in a free community edition and commercial editions, Informatica HParser provides organizations with the solution they require to extract the value of complex, unstructured data. As of December 31, 2011, we have more than 4,600 customers worldwide, representing a variety of industries, ranging from aerospace, automotive, energy and utilities, entertainment/media, financial services, healthcare/life sciences, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation.
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
We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors and channel partners who resell and sublicense in various regions and industries, including the United States, Europe and Middle East, Asia-Pacific, and Latin America, and provide services and support within their territories. In addition, we have 16 development centers in 10 countries, professional services staff in 18 countries, and technical support staff in 10 countries,.
We began selling our first products in 1996. Through December 31, 2011, substantially all of our revenues have been derived from the sale of Informatica PowerCenter, Informatica PowerExchange, Informatica Data Services, and Informatica Data Quality, and to a lesser extent, from the sale of Informatica B2B Data Exchange, Informatica Master Data Management, and Informatica Application Information Lifecycle Management.
We are organized and operate in a single segment. See Note 18. Significant Customer Information and Segment Information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which is incorporated herein by reference.
Products
Our products enable organizations to gain a competitive advantage in today’s global information economy by empowering them to access, integrate, and trust their information assets. These products comprise a comprehensive, unified, open, and economical data integration platform that enables IT executives, architects, and managers to provide trusted, relevant data to the business - when and where it is needed. The Informatica Platform handles most types of data integration and data management projects required to support business goals.
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

Additionally, many options are available to extend Informatica PowerCenter’s core data integration capabilities, including the following: Advanced XML Data Integration, Data Integration Analyst, Data Validation, Enterprise Grid, High Availability, Metadata Exchange, Partitioning, Proactive Monitoring, Pushdown Optimization, and Unstructured Data options.
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
Informatica B2B Data Exchange is software for multi-enterprise data integration. It adds secured communication, management, and monitoring capabilities to handle data from internal and external sources.

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

•
Informatica HParser is a data transformation (data handler) environment optimized for Hadoop. This codeless parsing software enables processing of any file format inside Hadoop with scale and efficiency. It provides Hadoop developers with out-of-the-box Hadoop parsing capabilities to address the variety and complexity of data sources, including logs, industry standards, documents, and binary or hierarchical data.

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

•
Informatica Persistent Data Masking is comprehensive, flexible and scalable software for managing access to sensitive application data, such as credit card information, Social Security numbers, names, addresses, and phone numbers. The software prevents the unintended exposure of confidential information and is designed to reduce the risk of data breaches.

•
Informatica Dynamic Data Masking is dynamic data masking software that provides real-time capabilities to prevent unauthorized users from accessing sensitive information. It allows organizations to apply sophisticated, flexible data masking rules based on a user's authentication level. Informatica Dynamic Data Masking dynamically masks sensitive information and blocks, audits, and alerts end users, IT personnel, and outsourced teams who access sensitive information and enables compliance with privacy regulations.

•
ILM Nearline for SAP BW is nearline data archiving and compression software that allows a customer to move infrequently used data from SAP BW to nearline storage, while retaining immediate access to the stored data.

Informatica Data Replication is high-performance enterprise software focused on real-time database data movement and heterogeneous data integration. It provides highly optimized information extraction from heterogeneous sources and rapid loading into destinations.

•
Informatica Data Replication is real-time transaction replication software that is highly scalable, reliable, and easy to configure. It uses log-based change data capture to minimize impact on source systems. Informatica Data Replication consumes few system resources while handling the transactional volumes required without affecting the performance of the source database.

•
Informatica Fast Clone is a high-performance database acceleration product. It unloads Oracle tables of virtually any size into portable flat text files, into a named pipe, or directly to a destination database system without compromising the performance of production database systems. Informatica Fast Clone rapidly clones data through highly parallelized distribution across different versions and platforms.

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

Informatica Ultra Messaging products are designed using a modern "nothing in the middle" architecture that eliminates the need for daemons or message brokers. This design enables ultralow latency messaging and highly efficient systems that reduce hardware infrastructure costs while improving throughput, resiliency, and availability.

•
Informatica Ultra Messaging Streaming Edition is the industry's first nothing-in-the-middle messaging system. It is the market-leading low-latency messaging software that is also an efficient, configurable, reliable, and widely deployed reliable messaging solution.

•	Informatica Ultra Messaging Persistence Edition enables, through innovative Parallel Persistence architecture,

guaranteed messaging without the use of a central messaging broker, eliminating the need for store-and-forward architectures while providing increased resilience and performance over traditional guaranteed messaging systems.

•
Informatica Ultra Messaging Queuing Edition extends Ultra Messaging's capabilities to include efficient, low latency, resilient, message queuing functions. It provides customers with once-and-only-once message delivery, low latency load balancing and intelligent index queuing for message delivery.

Informatica Cloud Data Integration provides cloud data integration infrastructure that allows organizations to combine the enterprise-class benefits of the Informatica Platform with the cost and usability advantages of the latest cloud computing platform.

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

Informatica Cloud Services deliver purpose-built data integration cloud applications to allow business users to integrate data across cloud-based applications and on-premise systems and databases. Informatica Cloud Services take advantage of the underlying Informatica Platform and includes online registration, user and task flow management, job scheduling and monitoring, error handling, compression, encryption and a secure agent to access and integrate cloud-based data with on-premise sources. With Informatica Cloud Services, customers and partners can build, manage, and share custom data integration services in the cloud. Informatica Cloud Services consist of the Informatica Cloud Contact Validation Service, Data Loader Service, Data Profiling Service, Data Replication Service and Data Synchronization Service.
In addition, Informatica Communities, created in 2001, has grown, as of December 31, 2011, to over 64,000 members in more than 180 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica's presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence. Also, the Informatica Marketplace, created in 2010, allows buyers and sellers to share and leverage data integration solutions within an open and comprehensive ecosystem of more than 100,000 active users. The Informatica Marketplace provides vendors, partners and individual developers with a central location to buy and sell assets and solutions called blocks. A block can be developed for on-premise or cloud use and may include data models, mappings, mapplets, tools, utilities, packaged services, methodologies, white papers, connectors and other useful resources. Users are able to browse blocks for industry specific solutions or platform use cases. Blocks contributed to the Informatica Marketplace are evaluated for quality and value by us before becoming available.
Services
We offer a comprehensive set of services, including product-related customer support, consulting services, and education services. Additionally, we offer certain products as services priced on a subscription basis.
We provide technical customer support for Informatica software deployments through strategically located support centers in the United States, the United Kingdom, and India, as well as staff in Brazil, Canada, China, Ireland, Japan, the Netherlands, and Spain, for both regional installations as well as geographically dispersed projects. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “http://mysupport.informatica.com.”
Our consulting services are focused on helping customers to become agile data-driven enterprises, both tactically and strategically. Our services range from initial configuration of the Informatica Platform, knowledge transfer to customers and partners, designing and implementation of custom data integration solutions, project audit, and performance tuning, to helping customers implement enterprise-wide integration strategies such as integration competency centers or leadership lean integration practices. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement and sustain business solutions using our integration platform. Our Professional Services consultants use a services methodology called Informatica Velocity to guide the successful implementation of our software. Our services methodology reflects the best practices that Informatica has developed and refined through hundreds of successful projects.

Informatica Velocity covers each of the major implementation project phases, including manage, analyze, design, build, test, deploy, and operate. Where applicable, Informatica Velocity includes technical white papers as well as sample project documentation and even sample implementations (mappings) of specific technical solutions. We offer a global comprehensive role-based curriculum of product and solution oriented education offerings to enable our customers and strategic partners to build proficiency in using our products. Informatica delivers education services in more than 45 countries with over 60 course offerings through instructor led, virtual academy, and eLearning delivery options to make training easy and cost effective. We have established the Informatica Certification Program for PowerCenter, Informatica Data Quality and Informatica MDM, which has created a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.
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
Our Partners
Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. As of December 31, 2011, more than 240 companies helped market, resell, or implement Informatica's solution around the world. Additionally, as of December 31, 2011, more than 135 companies have embedded our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products. Our partners that resold and/or referred more than $2.0 million each in license orders in 2011 were Accenture, Affecto, Agile Solutions Ltd., Cap Gemini, CGI Group Inc., Cognizant, Deloitte Consulting, Emergent-I, FCN Inc., Hewlett-Packard, HighPoint Solutions, LLC, Intricity, Inc., Lockheed Martin, Logica, PricewaterhouseCoopers, LLP, Tata Consultancy Services, Teradata, and Wipro. Our original equipment manufacturer ("OEM") partners that generated more than $0.5 million each in license orders for us in 2011 were NYSE Technologies, Oracle, Proquire LLC, and Symantec Corporation.
Our Customers
As of December 31, 2011, more than 4,600 companies worldwide relied on Informatica for their data integration and data quality needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include energy and utilities, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and transportation. The top three industry contributors in 2011 were financial services, public sector, and telecommunications.
No single customer accounted for 10% or more of our total revenues in 2011, 2010, or 2009.
Sales, Marketing, and Distribution
We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Asia-Pacific, Latin America, and other regions around the world. As of December 31, 2011, we employed 869 people in our sales and marketing organization worldwide.
Marketing programs are focused on creating awareness of Informatica and its products and services, generating interest among new customers as well as interest in new products within existing customers, documenting compelling customer references, and creating up-sell/cross-sell opportunities for our products. These programs are targeted at such key executives as chief information officers, vice presidents of IT, and vice presidents of specific functional areas such as marketing, sales, service, finance, human resources, manufacturing, distribution, and procurement as well as enterprise architects and other key IT professionals focused on data integration. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing online campaigns, web content, and collateral that describes our products, services, and solutions, and generating qualified sales leads.
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
Research and Development
As of December 31, 2011, we employed 828 people in our research and development organization. This team is responsible for the design, development, release and maintenance of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with product marketing, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined agile software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations and minimizing schedule risk.
When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.
Approximately 33% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, Canada, Germany, India, Ireland, Israel, the Netherlands, Russia, and the United Kingdom. Our international development effort is intended to both increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $132.5 million in 2011, $106.0 million in 2010, and $78.4 million in 2009.
Competition
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target as well as other vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.
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
Seasonality and Backlog
Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we have generally had weaker demand for our software products and services in the first and third quarters of the year. See "Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report, which is incorporated herein by reference. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to holidays and internal Informatica meetings, which result in fewer billable hours for our consultants and fewer education classes.
Intellectual Property and Other Proprietary Rights
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have 29 patents issued in the United States, two patents issued in the European Union, five patents issued in Canada, one patent issued in New Zealand, two patents issued in Australia, two patents issued in Japan, fifteen patent applications pending in the United States, six patents pending in the European Union, eight patents pending in Canada, two patents pending in Australia, and one patent pending in Japan.  Our issued patents are scheduled to expire at various times through February 2027. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
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
Employees
As of December 31, 2011, we had a total of 2,554 employees, including 828 in research and development, 869 in sales and marketing, 577 in consulting, customer support, and education services, and 280 in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.
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
Continued uncertainty in the U.S. and global economies could negatively affect sales of our products and services and could harm our operating results, which could result in a decline in the price of our common stock.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the recent U.S. debt issues, budget concerns, and potential delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. For example, in 2010, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in both European public sector and commercial spending at least until the sovereign debt issues are resolved. These conditions affected the buying patterns of our customers and prospective customers and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though current macroeconomic conditions appear to be stabilizing, if such conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

We have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa (“EMEA”). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. Deterioration of economic conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
If we do not compete effectively, our revenues may not grow and could decline.
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.
Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, greater name recognition, subject matter expertise, broader product portfolios and stronger customer relationships than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive. We believe we currently compete on the basis of the breadth and depth of our products' functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy. For example, some of our competitors may bundle data integration and data quality products at no cost to the customer or at deeply discounted prices for promotional purposes or as a long-term pricing strategy, or provide guarantees of prices and product implementation. These difficulties may increase as larger companies target the data integration and data quality markets. A customer may be unwilling to pay a separate cost for our data integration and data quality products if the customer has a bundled pricing arrangement with a larger company that offers a wider variety of products than us. As a result, increased competition and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
In addition, consolidation among vendors in the software industry is continuing at a rapid pace. For example, Oracle's acquisition of Sun Microsystems, creating a large integrated supplier of enterprise software on hardware optimized for its software products, could accelerate further consolidation in the industry. Our current and potential competitors may make additional strategic acquisitions, consolidate their operations, or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to provide a broader suite of software products or solutions and more effectively address the needs of our current and prospective customers. Such acquisitions could cause customers to defer their purchasing decisions. Our current and potential competitors may also establish or strengthen cooperative relationships with our current or future strategic partners, thereby limiting our ability to sell products through these channels. If any of this were to occur, our ability to market and sell our software products would be impaired. In addition, competitive pressures could reduce our market share or require us to reduce our prices, either of which could harm our business, results of operations, and financial condition.
Our success depends upon the introduction of new products, the integration of acquired products, and the enhancement of existing products.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding enterprise data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, we extended our existing master data management ("MDM") offering through the acquisition of Siperian, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
Our international operations expose us to increased risks that could limit our future growth.
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

•
greater risk of a failure of our employees to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010, and any trade regulations ensuring fair trade practices;

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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative and may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the weak or uncertain global macroeconomic environment. The conversion of the sales pipeline into license revenues may also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver on these contracts in a timely manner. Because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the pipeline conversion rate. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues following acquisition. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.
A reduction in our sales pipeline and pipeline conversion rate could adversely affect the growth of our company and the price of our common stock.
In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased since 2005 as a result of our additional investments in sales personnel and a gradually improving IT spending environment, it is not consistent on a quarter-to-quarter basis. The recent global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. Our conversion rate declined in 2008, remained depressed in certain geographies in 2009, increased in 2010 and decreased in certain geographies in 2011.If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
Due to the expense, broad functionality, and company-wide deployment of our products, our customers' decisions to purchase our products typically require the approval of their executive decision makers. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. This trend toward greater customer executive level involvement and customer education is likely to increase as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen, as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer's decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle, including:

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
Furthermore, in the past, we also experienced an increased level of turnover in our direct sales force. Such increase in the turnover rate affected our ability to generate license revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of six to twelve months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues and our growth rate may be negatively impacted.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses is usually immaterial, although on occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability,. We have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired several companies in 2010 and 2011, including ActiveBase in July 2011, WisdomForce Technologies in June 2011, 29West in March 2010, and Siperian in January 2010. In addition, in October 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line. Acquisitions and investments involve a number of risks, including:

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
The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. While we believe that the traditional use of our technology in data warehousing applications is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes data migration, data consolidation, data synchronization, master data management, B2B data exchange, information lifecycle management, cloud data integration, and data quality projects. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Our customers or prospective customers may:

•	not fully value the benefits of using our products;

•	not achieve favorable results using our products;

•	use their IT budgets for other products that have priority over our products;

•	defer product purchases due to the current global economic downturn;

•	experience technical difficulties in implementing our products; or

•	use alternative methods to solve the problems addressed by our products.

 If this market does not grow as we anticipate, we would not be able to sell as much of our software products and services as we currently expect, which could result in a decline in the price of our common stock.
We rely on the sale of a limited number of products, and if these products or new products do not achieve and/or maintain broad market acceptance, our revenues would be adversely affected.
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
More recently, we have broadened our platform with additional products in the areas of MDM, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration. The introduction of products beyond our traditional data integration products such as PowerCenter and PowerExchange may result in increased competition and may not be successful, and early stage interest and adoption of these new products may not result in long term success or significant revenue. In addition, in order to enable our sales personnel and our external distribution channel to sell these new products effectively, we have continued to invest resources in training programs on new product functionalities, key differentiators, and key business values. Our efforts to expand beyond our traditional data integration products may not succeed and new products may not achieve market acceptance. If these new products do not achieve market acceptance, our revenues could be adversely affected and our revenue growth rate and stock price could decrease. Market acceptance of our products could be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the data integration functionality that our products provide is minimized or rendered unnecessary.
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
As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in 2007, JuxtaComm Technologies filed a complaint alleging patent infringement against us and various defendants, and in 2008 and 2010, Data Retrieval Technologies LLC filed complaints alleging patent infringement against us and another company. While we have settled these matters, we continue to defend ourselves against additional claims of patent infringement.
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
A breach of security in our products or computer systems may compromise the integrity of our products, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and other malicious software programs) that could attack our products and computer systems, including our internal network. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. Like all software products, our software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, we may need to devote more resources to address security vulnerabilities in our products, and the cost of addressing these vulnerabilities could reduce our operating margins.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has benefited from an existing U.S. research and development tax credit. If this tax credit is not renewed for 2012 or in the future, we would expect our effective tax rate to increase. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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

During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the "FCPA") and the UK Bribery Act of 2010 (the "UK Bribery Act"). Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.
We may not be able to successfully manage the growth of our business if we are unable to scale our operations and improve our internal systems, processes, and controls.

We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs, and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies.
We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets We are continually investing resources to upgrade and improve our internal systems, processes and controls in order to meet the growing requirements of our business. For example, we have recently upgraded our human resources information systems and we are currently upgrading our enterprise resource planning systems. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
We may also need to realign resources from time to time to more efficiently address market or product requirements. To the extent any realignment requires changes to our internal systems, processes, and controls or organizational structure, we could experience disruption in customer relationships, increases in cost, and increased employee turnover. Furthermore, as we expand our geographic presence and capabilities, we may also need to implement additional or enhance our existing systems, processes and controls to ensure compliance with U.S. and international laws.
Changes in existing financial accounting standards or practices may adversely affect our results of operations.
Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of Financial Accounting Standards Board's ("FASB") Accounting Standards Codification 718, Stock Compensation, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, we may not be able to accurately forecast the effect of stock-based compensation on our operating income, net income, and earnings per share because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton option pricing model could vary over time. In addition, the FASB is currently working together with the International Accounting Standards Board ("IASB") to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles ("GAAP") and those who are required to follow International Financial Reporting Standards ("IFRS"). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. The SEC issued several Staff Papers in November 2011, but has not yet made a determination as to whether, when, or how IFRS should be incorporated into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.

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
We have substantial real estate commitments, some of which are currently subleased to third parties, and if subleases for this space are terminated or cancelled, our operating results and financial condition could be adversely affected.
We have substantial real estate commitments, both leased and owned, in the United States and internationally. Our business has grown in recent years through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. For example, in February 2012 we purchased the property associated with our former corporate headquarters in Redwood City, California, for approximately $148.6 million, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. This property consists of two office buildings of 290,305 square feet and the associated 11.6 acres of land located on four parcels, including the parcels on which the buildings are located.
We currently do not occupy some of our lease commitments, and the most significant portion of our unoccupied leases are located in Silicon Valley. We have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements comprise a majority of the remaining lease terms through 2013. In addition, the recent economic downturn has negatively affected commercial lease rates and terms, particularly in the Silicon Valley, and has made it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that our subtenants do not renew their subleases and we are unable to enter into new subleases with other parties at comparable rates, or our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Our credit agreement contains certain restrictions that may limit our ability to operate our business.
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of December 31, 2011. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government notes and bonds, agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Report. In addition, from time to time we make investments in private companies.  Our investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
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

We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Boston, Massachusetts; Chicago and Warrenville, Illinois; New York, New York; Raleigh, North Carolina; and Reston and Vienna, Virginia, which are primarily used for sales, marketing, services, and to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Melbourne and Sydney, Australia; Sao Paulo, Brazil; Toronto, Canada; Beijing, China; Paris, France; Frankfurt and Maxdorf, Germany; Mumbai, India; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; Nieuwegein, the Netherlands; Lisbon, Portugal; Singapore; Seoul, South Korea; Barcelona and Madrid, Spain; and London and Maidenhead, the United Kingdom.
We also lease facilities in Hyderabad, India, Canberra City, Australia, and St. Petersburg and Kazan, Russia where our offices are primarily used for product development. We also lease a facility in Bangalore, India, which is used primarily for product development, customer support, professional services, finance, and other operations. In addition, we lease executive office space throughout the world for our local sales and services needs. These leased facilities expire at various times through July 2021. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that, if needed, suitable additional space will be available in the future on commercially reasonable terms as needed.
We also lease certain facilities that we no longer occupy. Currently, the majority of these facilities are subleased to third parties. In addition, in February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, which consists of two office buildings of 290,305 square feet and the associated 11.6 acres of land located on 4 parcels, including the parcels on which the buildings are located. See Note 21. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
ITEM 3.  LEGAL PROCEEDINGS
The information set forth in Note 16. Litigation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “INFA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the NASDAQ Global Select Market during the last two fiscal years.

	High	Low
Year Ended December 31, 2011
Fourth quarter	$49.64	$36.55
Third quarter	$61.15	$36.33
Second quarter	$58.66	$51.20
First quarter	$52.19	$41.97
Year Ended December 31, 2010
Fourth quarter	$45.43	$36.03
Third quarter	$38.41	$23.79
Second quarter	$27.61	$23.29
First quarter	$27.69	$22.86
Holders of Record
At January 31, 2012, there were approximately 94 stockholders of record of our common stock, and the closing price per share of our common stock was $42.30. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2011.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 — October 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$81,431
November 1 — November 30
From employees (1)	11,823	$43.72	—	—
Repurchase program (2)	—	—	—	$81,431
December 1 — December 31
From employees (1)	—	—	—	—
Repurchase program (2)	100,000	$43.81	100,000	$77,050
Total	111,823	$43.80	100,000
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the fourth quarter of fiscal 2011 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In January 2011, our Board authorized an additional $50 million increase to the program. In October 2011, our Board authorized an additional $75 million increase to the program. All stock repurchased pursuant to the repurchase program in the quarter ended December 31, 2011 were purchased in open market transactions. As of December 31, 2011, Informatica had $77 million remaining under the program for future share repurchases. For further information about our stock repurchase program, see the subsection Convertible Senior Notes in Note 6. Borrowings and the subsection Stock Repurchase Plan in Note 7. Stockholders' Equity of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2011, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenues:
License	$353,664	$295,110	$214,322	$195,769	$175,318
Service	430,115	354,966	286,371	259,930	215,938
Total revenues	783,779	650,076	500,693	455,699	391,256
Cost of revenues:
License	5,011	4,485	3,135	3,291	3,693
Service	118,941	100,602	76,549	80,287	69,174
Amortization of acquired technology	19,503	13,342	7,950	4,125	2,794
Total cost of revenues	143,455	118,429	87,634	87,703	75,661
Gross profit	640,324	531,647	413,059	367,996	315,595
Operating expenses:
Research and development	132,528	106,043	78,352	72,522	69,908
Sales and marketing	278,073	245,498	192,747	177,339	158,298
General and administrative	57,373	46,273	41,449	37,411	35,531
Amortization of intangible assets	7,717	9,539	10,051	4,575	1,441
Facilities restructuring charges (benefit)	(1,094)	1,133	1,661	3,018	3,014
Acquisitions and other charges (benefit)	1,029	1,326	(570)	390	—
Patent related litigation proceeds net of patent contingency accruals	—	—	—	(11,495)	—
Total operating expenses	475,626	409,812	323,690	283,760	268,192
Income from operations	164,698	121,835	89,369	84,236	47,403
Interest and other income (expense), net	1,930	(686)	449	7,737	15,237
Income before income taxes	166,628	121,149	89,818	91,973	62,640
Income tax provision	49,133	34,825	25,607	35,993	8,024
Net income (1)	$117,495	$86,324	$64,211	$55,980	$54,616
Basic net income per common share(1)	$1.13	$0.93	$0.73	$0.64	$0.63
Diluted net income per common share(1)	$1.05	$0.83	$0.66	$0.58	$0.57
Shares used in computing basic net income per common share	103,956	92,361	87,991	88,109	87,164
Shares used in computing diluted net income per common share	112,540	109,083	103,312	103,278	103,252
____________________

(1)
Net income and net income per share include the impact of share-based compensation of $33.3 million, $23.4 million, $17.9 million, $16.3 million, and $16.0 million for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively. See Note 8. Share-Based Compensation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$316,835	$208,899	$159,197	$179,874	$203,661
Short-term investments	285,579	262,047	305,283	281,055	281,197
Restricted cash	—	—	—	—	12,122
Working capital	469,861	169,253	358,435	371,552	410,275
Total assets	1,380,748	1,189,641	989,622	863,112	798,644
Long-term debt	—	—	201,000	221,000	230,000
Total stockholders' equity	992,203	644,982	483,113	355,955	312,542

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, license revenues, service revenues, international revenues, deferred revenues, cost of license revenues, cost of service revenues, operating expenses, amortization of acquired technology, share-based compensation, and provision for income taxes; the growth of our customer base and customer demand for our products and services, continuing impacts from our 2004 and 2001 Restructuring Plans; the purchase of the property associated with our former corporate headquarters; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Report under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date of the filing of this Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Report.
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
We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and transportation.
We grew our total revenues in 2011 by 21% to $783.8 million compared to $650.1 million in 2010. License revenues grew by 20% to $353.7 million from $295.1 million on a year-over-year basis. Our growth in license revenues reflects the continued market acceptance of our products for broader data integration projects, growth in our core data warehousing business, and growth in our ongoing compliance program. Service revenues increased by 21% year over year due to a 23% growth in maintenance revenues and a 17% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues increased slightly to 21% in 2011 from 19% in 2010.
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

•
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry pose challenges as competitors market a broader suite of software products or solutions to our existing or prospective customers.

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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally had weaker demand for our software products and services in the first and third quarters of the year. Fiscal 2011 and the first, second, and fourth quarters of 2010 followed these seasonal trends. However, license revenues in the third quarter of 2010 were essentially flat with the second quarter. The continued uncertain macroeconomic conditions make our historical seasonal trends more difficult to predict.

     To address these factors, we focus on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, the enablement of our sales force and distribution channel to sell new products and technologies, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to sustain the growth rates we have experienced recently.
We concentrate on maintaining and strengthening our relationships with our existing strategic partners and building relationships with additional strategic partners. These partners include systems integrators, resellers and distributors, and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors, in the United States and internationally. For example, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett-Packard, Intel, Microsoft, MicroStrategy, NetSuite, Oracle, salesforce.com, SAP, and Symantec, among others. See “Risk Factors - We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock” in Part I, Item 1A of this Report.
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of traditional data warehousing products and more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration. We also operate the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiators, and key business values. These programs include user conferences for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel, “webinars” and other informational seminars and materials for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral.
Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability from our international operations. While we have not yet achieved the same level of sales productivity internationally as we have in the United States, we did experience a slight increase in international sales productivity in 2011.

For further discussion regarding these and related risks, see Risk Factors in Part I, Item 1A of this Report.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, facilities restructuring charges, income taxes, impairment of goodwill and intangible assets, business combinations, share-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, judgments, and assumptions relative to our critical accounting policies have not differed materially from actual results. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information on our significant accounting policies.
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
We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), professional services, consisting of consulting and education services, and other revenues, primarily consisting of subscriptions for address validation and cloud services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by Software Revenue Recognition (ASC 985-605), Revenue Recognition for Construction-Type and Production-Type Contracts (ASC 605-35), and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.

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
We adopted this guidance on a prospective basis on January 1, 2011, and therefore, it is applicable to relevant revenue arrangements entered into or materially modified on or after that date.
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
Given the nature of our transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the year ended December 31, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Facilities Restructuring Charges
During the fourth quarter of 2004, we recorded significant charges ("2004 Restructuring Plan") related to the relocation of our corporate headquarters, to take advantage of more favorable lease terms and reduce our operating expenses. The accrued restructuring charges represent the net present value of lease obligations and estimated broker commissions and other costs (principally leasehold improvements and asset write-offs), offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms. In addition, we significantly increased the 2001 restructuring charges ("2001 Restructuring Plan") in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges as a result of our decision to relocate our corporate headquarters. In February 2012, we purchased the property associated with our former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, we will no longer have any further commitments relating to the original lease agreements, under which we were responsible for future payments of approximately $27.8 million. We will continue to receive rental payments from our tenants of approximately $10.7 million as the owner of the buildings, which include rental income and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms.
The purchase of the buildings discharges our future lease obligations that were previously accounted for under our 2001 and 2004 Restructuring Plans. As a result, in the first quarter of 2012 we expect to reverse our accrued facilities restructuring liability of $23.3 million, which will result in a corresponding facilities restructuring benefit on the Consolidated Statement of Income. During the first quarter of 2012, we also expect to record a charge of approximately $23 million representing the cost to terminate the operating lease in the Consolidated Statements of Income.
The amount of sublease income we expect to receive during 2012 and 2013 include management's estimates pertaining to sublease activities. We will continue to evaluate the commercial real estate market conditions periodically to determine if our estimates of the amount and timing of future sublease income are reasonable based on current and expected commercial real estate market conditions. Our estimates of sublease income may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, we have subleased our excess facilities through July 2013. Future adjustments to the estimates could result from any default by a sublessor, which could impact the time period that the buildings will be vacant, expected sublease rates, and expected sublease terms.
See Note 11. Facilities Restructuring Charges and Note 21. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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
Accounting for Impairment of Goodwill and Intangible Assets
We assess goodwill for impairment annually on October 31 of each year and whenever an event or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350, Intangibles - Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, if such comparison reflects potential impairment, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We performed our annual goodwill impairment tests on October 31, 2011, 2010, and 2009 and concluded that there was no impairment.
We evaluate intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. We measure any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. We did not recognize any impairment charges of long-lived assets in 2011, 2010, or 2009.
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
Business Combinations
We record the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition fair values of the assets acquired and the liabilities assumed. The valuation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.
We expense transaction costs and restructuring expenses related to the acquisition as incurred and identify pre-acquisition contingencies and determine their respective fair values as of the end of the measurement period. We record any adjustments to pre-acquisition contingencies in our operating results in the period in which the adjustment is determined. Furthermore, any adjustments to estimates of acquisition related tax contingencies are recorded to goodwill during the measurement period and in our operating results after the conclusion of the measurement period. Moreover, we identify in-process research and development costs, determine their respective fair values and classify them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired.
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

•	future expected cash flows from software license sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company's brand and competitive position as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio; and

•	discount rates.
 Unanticipated events and circumstances may occur that may affect the accuracy of our estimates and assumptions.
In connection with our acquisitions, we estimate the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical costs related to fulfilling the obligations. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations.
Share-Based Compensation
We account for share-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units ("RSUs"), and stock purchased under our Employee Stock Purchase Plan ("ESPP"). Share-based compensation expense is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of share-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could shift share-based compensation expense from one period to the next.
We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility is based upon a blend of average historical and market-based implied volatilities of our stock price. Our volatility rates were 35-43%, 34-39%, and 37-48% for 2011, 2010, and 2009, respectively.
The increase in volatility rates in 2011 from 2010 was due to an increase in the implied components of our volatility rates. The decrease in volatility rates in 2010 from 2009 was due to a decline in the implied components of our volatility rates. Our historical volatility remained relatively unchanged in 2011 compared to 2010 and decreased slightly in 2010 compared to 2009. Our implied volatility rates increased in 2011 compared to 2010 and decreased in 2010 compared to 2009. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We do not expect that changes in the volatility rates to impact our future share-based compensation expense materially due to the limited amount of recent option grants.
We derived our expected life of the options that we granted in 2011 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We increased our expected life estimate from 3.7 years in 2010 to 3.8 years in 2011. The higher expected life of options was mainly due to lower cancellations in 2010. We do not expect that changes in the expected life to impact our future share-based compensation expense materially due to the limited amount of recent option grants.
In addition, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate our future forfeiture rates. We increased our forfeiture rate for stock options from 8% in 2009 to 10% in 2011 and 2010. While the total number of stock options forfeited was relatively consistent, the number of stock options granted to employees decreased. The impact on our share-based compensation for 2010 due to the change in our forfeiture rate was negligible. The forfeiture rate for RSUs remained at 10% for 2009, 2010, and 2011. We believe that the estimates that we have used for the calculation of the variables to arrive at share-based compensation expense are reasonable and appropriate. The assumptions entered into the option valuation model we use to fair value our share-based awards are subjective estimates, and changes to these estimates will cause the fair value of our share-based awards and related share-based compensation expense that we record to vary. We will continue to monitor the historical performance of these variables and will modify our methodology and assumptions in the future as needed.
See Note 8. Share-Based Compensation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a description of the Company's share-based compensation plans and more information on the assumptions used to calculate the fair value of share-based compensation.

Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Results of Operations
The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2011	2010	2009
Revenues:
License	45%	45%	43%
Service	55	55	57
Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Service	15	15	15
Amortization of acquired technology	2	2	2
Total cost of revenues	18	18	18
Gross profit	82	82	82
Operating expenses:
Research and development	17	16	16
Sales and marketing	36	38	38
General and administrative	7	7	8
Amortization of intangible assets	1	2	2
Facilities restructuring charges (benefit)	—	—	—
Acquisitions and other charges (benefit)	—	—	—
Total operating expenses	61	63	64
Income from operations	21	19	18
Interest and other income (expense), net	—	—	—
Income before income taxes	21	19	18
Income tax provision	6	6	5
Net income	15%	13%	13%

Revenues
Our total revenues increased to $783.8 million in 2011 compared to $650.1 million in 2010, and $500.7 million in 2009, representing a growth of $133.7 million (or 21%) in 2011 from 2010 and $149.4 million (or 30%) in 2010 from 2009. The increases were due to an increase in the number of license transactions and the average sales price of those transactions, growth in our customer installed base, and revenues derived from our strategic acquisitions of complementary businesses and products. In 2011, less than 1% of our total revenues and less than 2% of our growth in revenues were due to revenue derived from our 2011 acquisitions. See Note 20. Acquisitions of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table and discussion compare our revenues by type for the three years ended December 31, 2011 (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
License	$353,664	$295,110	$214,322	20%	38%
Service revenues:
Maintenance	314,043	255,417	215,315	23%	19%
Consulting, education, and other	116,072	99,549	71,056	17%	40%
Total service revenues	430,115	354,966	286,371	21%	24%
Total revenues	$783,779	$650,076	$500,693	21%	30%
License Revenues
Our license revenues increased to $353.7 million (or 45% of total revenues) in 2011 compared to $295.1 million (or 45% of total revenues) in 2010, and $214.3 million (or 43% of total revenues) in 2009, representing growth of $58.6 million (or 20%) in 2011 from 2010, and $80.8 million (or 38%) in 2010 from 2009. The increase in license revenues in 2011 from 2010 was primarily due to an increase in the average transaction size of license orders, resulting in growth of license revenues across all major geographic regions. The increase in license revenues in 2010 from 2009 was primarily due to an increase in both the volume of license transactions and the average sales price of those transactions, resulting in growth of license revenues across all major geographic regions. Our growth in license revenues reflects the continued market acceptance of our products beyond data warehousing and the adoption of new technologies.
The number of transactions greater than $1.0 million increased to 66 in 2011 from 53 and 28 in 2010 and 2009, respectively. The total number of new customers that we added in 2011, 2010, and 2009, including the number of customers added through acquisitions, was 351, 351, and 479, respectively. We had license revenue transactions with 1,331 existing customers in 2011 compared to 1,292 and 1,020 in 2010 and 2009, respectively.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in 2011, including upgrades, for which we charge customers an additional fee, increased to $430,000 from $419,000 and $360,000 in 2010 and 2009, respectively.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $314.0 million (or 40% of total revenues) in 2011 from $255.4 million (or 39% of total revenues) in 2010, and $215.3 million (or 43% of total revenues) in 2009, representing growth of $58.6 million (or 23%) in 2011 from 2010, and $40.1 million (or 19%) in 2010 from 2009. The increases in maintenance revenues in 2011 and 2010 were primarily due to the increasing size of our installed customer base, including those customers acquired through our recent acquisitions. See Note 20. Acquisitions of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
We expect maintenance revenues to increase in 2012 from the 2011 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $116.1 million (or 15% of total revenues) in 2011, $99.5 million (or 15% of total revenues) in 2010, and $71.1 million (or 14% of total revenues) in 2009, representing growth of $16.5 million (or 17%) in 2011 from 2010, and $28.4 million (or 40%) in 2010 from 2009. The increases in consulting and education, and other services revenues were primarily due to an increase in consulting revenues in North America as a result of higher customer demand and increased subscription revenues.
We expect our revenues from consulting and education, and other services revenues to increase in 2012 from the 2011 levels due to an increase in demand for consulting services and subscriptions offerings.

International Revenues
Our international revenues were $267.4 million (or 34% of total revenues) in 2011, $218.8 million (or 34% of total revenues) in 2010, and $178.8 million (or 36% of total revenues) in 2009. The increase of $48.6 million (or 22%) in 2011 from 2010 was primarily due to an increase in license and maintenance revenues in Europe. The increase of $40.0 million (or 22%) in 2010 from 2009 was primarily due to an increase in international license revenues in Europe and Asia Pacific and an increase in maintenance revenue in all major geographic regions as a result of a larger and growing installed customer base.
We expect our international revenues as a percentage of total revenues in 2012 to be relatively consistent with the comparable 2011 levels.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at December 31, 2011 were approximately $251.3 million compared to $215.9 million at December 31, 2010. The increase in 2011 was primarily due to an increase in deferred maintenance revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Cost of license revenues	$5,011	$4,485	$3,135	12%	43%
Cost of service revenues	118,941	100,602	76,549	18%	31%
Amortization of acquired technology	19,503	13,342	7,950	46%	68%
Total cost of revenues	$143,455	$118,429	$87,634	21%	35%
Cost of license revenues, as a percentage of license revenues	1%	2%	1%	(1)%	1%
Cost of service revenues, as a percentage of service revenues	28%	28%	27%	—%	1%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues was $5.0 million (or 1% of license revenues) in 2011, $4.5 million (or 2% of license revenues) in 2010, and $3.1 million (or 1% of license revenues) in 2009. The increases of $0.5 million (or 12%) in 2011 from 2010 and $1.4 million (or 43%) in 2010 from 2009 was primarily due to a proportional increase in license revenues in both 2011 and 2010, and a slightly lower mix of royalty bearing products in 2011.
We expect that our cost of license revenues as a percentage of license revenues in 2012 to be relatively consistent with 2011 levels.

Cost of Service Revenues
Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to postal authorities, and other third parties for content and hosting costs for our subscription services.
Cost of service revenues was $118.9 million (or 28% of service revenues) in 2011, $100.6 million (or 28% of service revenues) in 2010, and $76.5 million (or 27% of service revenues) in 2009. The increases of $18.3 million (or 18%) in 2011 from 2010 was primarily due to a $11.4 million increase in personnel related costs (including share-based compensation), a $2.6 million increase in subcontractor fees, and a $2.3 million increase in reimbursable expenses. The majority of these increases were driven by increased demand for our consulting and education services in 2011 compared to 2010.
The $24.1 million (or 31%) increase in 2010 from 2009 was primarily due to a $13.6 million increase in personnel related costs, a $6.0 million increase in subcontractor fees, a $2.3 million increase in reimbursable expense, and a $0.5 million increase in share-based compensation. The majority of these increases were driven by increased demand for our consulting and education services in 2010 compared to 2009.
We expect that our cost of service revenues, in absolute dollars, to increase in 2012 from the 2011 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2012 to remain relatively consistent with 2011 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Amortization of acquired technology	$19,503	$13,342	$7,950	46%	68%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $19.5 million, $13.3 million, and $8.0 million in 2011, 2010, and 2009, respectively. The $6.2 million (or 46%) increase in 2011 from 2010 is the result of amortization of certain technologies that we acquired from the acquisitions of Siperian, 29West, and WisdomForce Technologies, which increased in 2011 from 2010. The $5.4 million (or 68%) increase in 2010 from 2009 is the result of amortization of certain technologies that we acquired from the acquisitions of Applimation, AddressDoctor, Agent Logic, Siperian, and 29West in 2009 and 2010.
We expect the amortization of acquired technology to be approximately $21.2 million in 2012 before the effect of any potential future acquisitions subsequent to December 31, 2011.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Research and development	$132,528	$106,043	$78,352	25%	35%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $132.5 million (or 17% of total revenues), $106.0 million (or 16% of total revenues), and $78.4 million (or 16% of total revenues) for the years ended December 31, 2011, 2010, and 2009, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $26.5 million (or 25%) increase in 2011 from 2010 was primarily due to a $20.0 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $6.5 million increase in general overhead costs.
The $27.7 million (or 35%) increase in 2010 from 2009 was primarily due to a $24.2 million increase in personnel related costs, partially related to acquisitions, and a $3.5 million increase in general overhead costs. The increase in personnel-related costs includes an increase in headcount in 2010 from 2009 and additional share-based compensation costs.
We expect research and development expenses as a percentage of total revenues in 2012 to be relatively consistent with 2011 levels.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Sales and marketing	$278,073	$245,498	$192,747	13%	27%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $278.1 million (or 36% of total revenues), $245.5 million (or 38% of total revenues), and $192.7 million (or 38% of total revenues) for 2011, 2010, and 2009, respectively. The sales and marketing expenses as a percentage of total revenues declined by 2 percentage points in 2011 compared to 2010, mainly due to benefits of scale as our revenues have increased proportionately more than our sales and marketing expenses as well as increased sales productivity. The sales and marketing expenses as a percentage of total revenues did not change for 2010 compared to 2009.
The $32.6 million (or 13%) increase from 2010 to 2011 was primarily due to a $31.3 million increase in personnel-related costs, which include sales commissions, share-based compensation, and headcount growth from 720 in 2010 to 869 in 2011.
The $52.8 million (or 27%) increase from 2009 to 2010 was primarily due to a $45.8 million increase in personnel-related costs, which include sales commissions, share-based compensation, and headcount growth from 611 in 2009 to 720 in 2010.

We expect sales and marketing expenses as a percentage of total revenues in 2012 to be relatively consistent with or decrease slightly from 2011 levels. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
General and administrative	$57,373	$46,273	$41,449	24%	12%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses were $57.4 million (or 7% of total revenues), $46.3 million (or 7% of total revenues), and $41.4 million (or 8% of total revenues) for the years ended December 31, 2011, 2010, and 2009, respectively. The general and administrative expenses as percentage of total revenues did not change from 2010 to 2011. The general and administrative expenses as percentage of total revenues declined by 1% for the year ended December 31, 2010 mainly due to benefits of scale as our revenues have increased proportionately more than our general and administrative expenses, as well as implementation of certain cost containment programs.
General and administrative expenses increased by $11.1 million (or 24%) in 2011 from 2010. The increase over 2010 was driven by an increase in personnel-related costs (including share-based compensation) of $7.7 million, and an increase of $2.6 million in outside services. The increase in personnel-related costs of $7.7 million was due to headcount growth from 235 in 2010 to 280 in 2011 and an increase of $2.7 million in share-based compensation.
General and administrative expenses increased by $4.8 million (or 12%) in 2010 from 2009. The increase over 2009 was driven by an increase in personnel-related costs (including share-based compensation) of $6.0 million offset by a $1.5 million decrease in outside services. The increase in personnel-related costs of $6.0 million was due to headcount growth in 2010 from 2009 and additional expenses related to performance based bonuses and share-based compensation.
We expect general and administrative expenses as a percentage of total revenues in 2012 to be relatively consistent with the 2011 levels.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Amortization of intangible assets	$7,717	$9,539	$10,051	(19)%	(5)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets was $7.7 million, $9.5 million, and $10.1 million for the years ended December 31, 2011, 2010, and 2009, respectively.
The decrease of $1.8 million in amortization of intangible assets for the year ended December 31, 2011 compared to 2010 was primarily due to decreasing amortization for customer relationships. The decrease of $0.5 million in amortization of intangible assets for the year ended December 31, 2010 compared to 2009 was primarily due to certain intangibles from prior acquisitions that were fully amortized during 2010.

We expect amortization of the remaining intangible assets to be approximately $6.0 million in 2012, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions.
Facilities Restructuring Charges (Benefit)
The following table sets forth, for the periods indicated, our facilities restructuring and excess facilities charges and benefit (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Facilities restructuring charges (benefit)	$(1,094)	$1,133	$1,661	(197)%	(32)%
In 2011, we recorded $1.1 million of restructuring benefit related to the 2004 and 2001 Restructuring Plans. This benefit included an adjustment of $2.9 million due to changes in our assumed sublease income, offset by a $1.7 million of accretion charges and a $0.1 million of tenant improvements amortization charges.
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
As of December 31, 2011, $23.3 million of total lease termination costs, net of actual and expected sublease income, less broker commissions and tenant improvement costs related to facilities to be subleased, was included in accrued restructuring charges and was expected to be paid by 2013. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of$153.2 million less a rent credit of $4.6 million. The purchase of the buildings discharges our future lease obligations that were accounted for under our 2001 and 2004 Restructuring Plans. As a result, in the first quarter of 2012 we expect to reverse our accrued facilities restructuring liability of $23.3 million, which will result in a corresponding facilities restructuring benefit on the Consolidated Statement of Income.
2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $12.7 million in 2011, $13.2 million in 2010, and $11.7 million in 2009.
 2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $1.6 million in 2011, $1.6 million in 2010, and $1.5 million in 2009.
Our results of operations have been positively affected since 2004 by a significant decrease in rent expense and decreases to non-cash depreciation and amortization expense for the leasehold improvements and equipment written off.
In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs. We will also evaluate the assumptions related to estimated future sublease income for excess facilities. See Note 11. Facilities Restructuring Charges and Note 21. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Acquisitions and Other Charges (Benefit)
The following table sets forth, for the periods indicated, our acquisitions and other charges (benefit) (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Acquisitions and other charges (benefit)	$1,029	$1,326	$(570)	(22)%	(333)%
In 2011, acquisition and other charges of $1.0 million consisted of a $0.5 million each for the additional accrual and accretion charges related to earn-outs for prior acquisitions.
In 2010, acquisition and other charges of $1.3 million consisted of a $2.3 million reduction in fair value of an acquisition liability offset by $3.6 million in charges. The $3.6 million in charges include $2.2 million for legal and bankers' fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.
In 2009, acquisition and other benefit include a $0.6 million reduction in fair value of an acquisition liability.

Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Interest income	$4,813	$3,904	$5,867	23%	(33)%
Interest expense	(2,126)	(6,568)	(6,602)	(68)%	(1)%
Other income, net	(757)	1,978	1,184	(138)%	67%
Interest and other income (expense), net	$1,930	$(686)	$449	381%	(253)%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other income (expense), net was $1.9 million, $(0.7) million, and $0.4 million in 2011, 2010, and 2009, respectively.
The increase of $2.6 million (or 381%) in 2011 from 2010 was primarily due to a $4.4 million decrease in interest expense associated with the redemption of the Convertible Senior Notes in the first quarter of 2011 and a $0.9 million increase in interest income primarily due to higher cash balances, which were partially offset by a $1.1 million decrease in foreign exchange gains, a $1.1 million decrease in gain from the sale of our investment in an equity interest, and a $0.6 million increase in credit facility expenses.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2010 to 2011	2009 to 2010
	2011	2010	2009
Income tax provision	$49,133	$34,825	$25,607	41%	36%
Effective tax rate	29%	29%	29%	—%	—%
Our effective tax rates were 29% each for 2011, 2010, and 2009. The effective tax rate of 29% for 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction of Section 199 of the Internal Revenue Code, and the recognition of current year research and development credits offset by compensation expense related to non-deductible share-based compensation, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore with the exception of Israel.
The effective tax rate of 29% for 2010 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and a prior year tax return true-up offset by compensation expense related to non-deductible share-based compensation and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in all of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore.
The effective tax rate of 29% for 2009 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits and previously unrealized foreign tax credits and a prior year tax return true-up offset by compensation expense related to non-deductible share-based compensation, and agreed upon audit assessments with the Internal Revenue Service, as well as the accrual of reserves related to uncertain tax positions.
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
Our effective tax rate in 2012 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has benefited from an existing U.S. research and development tax credit. If this tax credit is not renewed for 2012 or in the future, we would expect our effective tax rate to increase.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2011, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the year ended December 31, 2011, consistent with prior years, it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of December 31, 2011, we had $602.4 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of December 31, 2011, we had $220.0 million available for borrowing under the Credit Agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, repurchase our Convertible Senior Notes (the "Notes"), and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million.
The following table summarizes our cash flows for 2011, 2010, and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash provided by operating activities	$174,475	$131,828	$76,869
Cash used in investing activities	$(69,155)	$(132,065)	$(117,032)
Cash provided by financing activities	$6,965	$52,786	$18,332
Operating Activities:  Cash provided by operating activities in 2011 was $174.5 million, representing an increase of $42.6 million from 2010. This increase resulted primarily from a $31.2 million increase in net income, a $7.8 million increase in adjustments for non-cash expenses, a $1.8 million increase in deferred revenues, and a $29.8 million increase in income taxes payable, which were offset by a $0.7 million increase in accounts receivable, a $20.8 million increase in prepaid expenses and other assets, and a $6.5 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from share-based compensation of $30.0 million during the year ended December 31, 2011. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made net cash payments for taxes in different jurisdictions of $7.1 million during the year ended December 31, 2011. Our “days sales outstanding” in accounts receivable increased from 68 days at December 31, 2010 to 71 days at December 31, 2011 due to higher amount of billings which occurred toward the end of 2011, compared to 2010. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Cash provided by operating activities in 2010 was $131.8 million, representing an increase of $55.0 million from 2009. This increase resulted primarily from a $22.1 million increase in net income, a $15.0 million increase in adjustments for non-cash expenses, a $23.8 million increase in deferred revenues, a $19.1 million increase in accounts payable and accrued liabilities, and a $3.5 million decrease in prepaids and other assets, which were offset by an $8.0 million increase in accounts receivable due to a higher amount of billings which occurred toward the end of 2010 and a $20.6 million decrease in income taxes payable. We recognized the excess tax benefits from share-based compensation of $22.9 million during the year ended December 31, 2010. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $23.3 million during the year ended December 31, 2010. Our “days sales outstanding” in accounts receivable increased from 67 days at December 31, 2009 to 68 days at December 31, 2010, due to a slightly higher amount of billings which occurred toward the end of 2010, compared to 2009. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Cash provided by operating activities in 2009 was $76.9 million, representing a decrease of $23.0 million from 2008. This decrease resulted primarily from an increase in accounts receivable due to a higher amount of billings which occurred toward the end of 2009 and a decrease in income taxes payable, payments to reduce our accrual for excess facilities and accrued liabilities, and excess tax benefits from share-based compensation. We recognized the excess tax benefits from share-based compensation for $8.7 million during the year ended December 31, 2009. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made cash payments for taxes in different jurisdictions for $17.2 million during the year ended December 31, 2009. Our “days sales outstanding” in accounts receivable increased from 64 days at December 31, 2008 to 67 days at December 31, 2009, due to a higher amount of billings which occurred toward the end of 2009, compared to 2008. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base. Our operating cash flows will also be impacted in the future by the timing of payments to our vendors and payments for taxes.

Investing Activities:  Net cash used in investing activities was $69.2 million, $132.1 million, and $117.0 million in 2011, 2010, and 2009, respectively. We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
We have identified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the credit rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds, time deposits, and marketable debt securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.
We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.
In February 2009, we acquired Applimation in a cash merger transaction valued at approximately $37.2 million (including $1.6 million in retention bonuses). In June 2009, we acquired all of the capital stock of AddressDoctor for $27.8 million. In September 2009, we acquired all the capital stock of Agent Logic in a cash merger transaction valued at approximately $35 million.
In January 2010, we acquired Siperian in a cash merger transaction valued at approximately $130 million. As a result of this acquisition, we assumed certain facility leases and certain liabilities and commitments. In February 2010, we made a $1.5 million investment in the preferred stock of a privately-held company, and during the second quarter of 2011, we made an additional investment in that company of $0.2 million. The carrying value of this investment was $1.7 million at December 31, 2011, and it was classified as Level 3 for fair value measurement purposes. In March 2010, we acquired 29West in a stock purchase transaction valued at approximately $50 million. In December 2010, we paid $2.0 million to acquire the software technology assets of a privately-held company, and we paid an additional $1.0 million in contingent consideration in December 2011 for the achievement of certain milestones by December 31, 2011. We are obligated to pay an additional $0.1 million in 2012 upon the achievement of certain milestones.
In June 2011, we acquired all of the outstanding securities of WisdomForce Technologies, Inc. ('"WisdomForce") and certain assets of its two affiliated companies for approximately $25.0 million in cash. WisdomForce develops and markets software that helps improve the quality, availability and continuity of data within information technology systems. Approximately $5.0 million of the consideration otherwise payable to former WisdomForce stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former WisdomForce stockholders. The escrow fund will remain in place until December 28, 2012. We are obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
In July 2011, we acquired all of the outstanding securities of ActiveBase Ltd. (“ActiveBase”) for approximately $6.0 million in cash. ActiveBase provides dynamic data masking technology. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former ActiveBase stockholders. The escrow fund will remain in place until July 14, 2013. We are obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
In October 2011, we acquired certain assets of Sand Technology Inc. (“Sand”) relating to Sand's Information Lifecycle Management for SAP product line for approximately $6.0 million. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Of the $6.0 million consideration paid to Sand, $0.8 million was placed into an escrow fund and held as partial security for indemnification obligations and $1.0 million was held back and payable upon the achievement of certain customer-related conditions. We paid approximately $0.8 million of the $1.0 million hold back in December 2011 and we paid the remaining $0.2 million in the first quarter of 2012. The escrow fund will remain in place until October 4, 2013. We are also obligated to pay up to an additional $2.0 million for certain deferred earn-out payments based upon the achievement of certain performance targets.
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities in 2011 was $7.0 million due to $58.7 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $30.0 million of excess tax benefits from share-based compensation. These amounts were offset by repurchases and retirement of our common stock of $74.5 million, withholding taxes for restricted stock units net share settlement of $6.2 million, and payment of contingent consideration of $1.0 million.

Net cash provided by financing activities in 2010 was $52.8 million due to the proceeds received from the issuance of common stock to option holders and participants of our ESPP program for $57.6 million and $22.9 million of excess tax benefits from share-based compensation. These amounts were offset by repurchases and retirement of our common stock for $23.8 million, withholding taxes for restricted stock units net share settlement of $2.0 million, and payment of issuance costs on the credit facility of $1.9 million.
Net cash provided by financing activities in 2009 was $18.3 million due to the proceeds we received from the issuance of common stock to option holders and participants of our ESPP program for $41.7 million and $8.7 million of excess tax benefits from share-based compensation. These amounts were offset by repurchases and retirement of our Convertible Senior Notes and our common stock for $19.2 million and $12.8 million, respectively.
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
From April 2007 to December 31, 2011, we repurchased approximately 8,807,000 shares of our common stock at a cost of $195.7 million and $29.0 million of our outstanding Notes at a cost of $27.3 million. We have $77.1 million available to repurchase additional shares of our common stock under this program as of December 31, 2011. See Part II, Item 5 of this Report for information regarding the number of shares purchased under the stock repurchase program.
In February, 2011, we notified the holders of the Notes that we would exercise our option to redeem the principal amount outstanding on March 18, 2011. On or prior to the close of business on March 17, 2011, the holders had the option to convert their Notes into shares of our common stock at a price of approximately $20 per share, or 50 shares of our common stock per $1,000 principal amount of notes. Holders of approximately $200.7 million in aggregate principal amount of the Notes converted their notes into approximately 10.0 million shares of our common stock prior to the close of business on March 17, 2011. On March 18, 2011, we redeemed $4,000 principal amount of Notes not surrendered for conversion prior to the redemption date. As of March 31, 2011, none of the Notes were outstanding.
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
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed in 2011 and 2010. No amounts were outstanding under the Credit Agreement as of December 31, 2011, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of December 31, 2011. For further information, see Note 6. Borrowings of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2011, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2012	2013 and 2014	2015 and 2016	2017 and Beyond
Operating lease obligations:
Operating lease payments	$69,452	$29,810	$27,830	$7,877	$3,935
Future sublease income	(5,250)	(3,464)	(1,786)	—	—
Net operating lease obligations	64,202	26,346	26,044	7,877	3,935
Other obligations*	854	854	—	—	—
Total	$65,056	$27,200	$26,044	$7,877	$3,935
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
Our contractual obligations at December 31, 2011 include the lease term for our current corporate headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $3.5 million and $3.6 million for the years ending December 31, 2013 and 2014, respectively.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. During 2004, we recorded facilities restructuring charges related to the consolidation of excess leased facilities for our former corporate headquarters in Redwood City, California. Operating lease payments in the table above include approximately $27.2 million, net of actual sublease income, for operating lease commitments for those facilities that are included in accrued facilities restructuring charges. See Note 11. Facilities Restructuring Charges and Note 15. Commitments and Contingencies and Note 21. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Of these future minimum lease payments, we have $23.3 million recorded in accrued facilities restructuring charges at December 31, 2011. This accrual, in addition to minimum lease payments of $27.2 million, includes estimated operating expenses of $8.0 million, is net of estimated sublease income of $10.7 million, and is net of the present value impact of $1.2 million recorded in accordance with ASC 420-10, Accounting for Costs Associated with Exit or Disposal Activities. We estimated sublease income and the related timing thereof based on existing sublease agreements and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated our corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expire in June and July 2013. As of December 31, 2011, we had a liability recorded on our Consolidated Balance Sheets of $23.3 million relating to future lease costs, net of actual and expected sublease income as part of our facilities restructuring reserves.
In February 2012, we purchased the property associated with our former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, we will no longer have any further commitments relating to the original lease agreements. We will continue to receive rental payments from our tenants of approximately $10.7 million as the owner of the buildings, which include rental income and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms.
The purchase of the buildings discharges our future lease obligations that were previously accounted for under our 2001 and 2004 Restructuring Plans. As a result, in the first quarter of 2012 we expect to reverse our accrued facilities restructuring liability of $23.3 million, which will result in a corresponding facilities restructuring benefit on the Consolidated Statement of Income. During the first quarter of 2012, we also expect to record a charge of approximately $23 million representing the cost to terminate the operating lease in the Consolidated Statements of Income.
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

The foreign exchange forward contracts initiated in the fourth quarter of 2009 expired in January 2011. In December 2010, we entered into additional foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, we entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2011 for Euros, Indian rupees, and Israeli shekels, which were outstanding as of December 31, 2011 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Euro	5,040	—	$6,570	$—
Indian rupee	—	1,579,800	—	31,726
Israeli shekel	—	3,600	—	984
			$6,570	$32,710
We record the effective portion of changes in fair value of these cash flow hedges in accumulated other comprehensive income (loss). When the forecasted transaction occurs, we reclassify the effective portion related gain or loss on the cash flow hedge to operating expenditures. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (expense) in the consolidated statements of income.
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
The table below presents the notional amount of the foreign currency contracts as of December 31, 2011 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	235,150	—	$5,000	$—
See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Income, and Note 10. Derivative Financial Instruments of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a further discussion.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, and U.S. government and agency notes and bonds. All investments are carried at market value, which approximates cost. See Note 3. Cash, Cash Equivalents, and Short-Term Investments of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010
Cash equivalents and short-term investments	$433,214	$273,777
Average rate of return	0.5%	1.0%
Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2011, we had net unrealized loss of $0.2 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2011, the fair market value of the portfolio would change by approximately $2.4 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return in 2012.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Informatica is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Informatica's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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
Management assessed the effectiveness of Informatica's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2011, Informatica's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Informatica's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica's internal control over financial reporting. Its report appears immediately after this report.

/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer and President
February 24, 2012

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer
and EVP, Global Customer Support
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
We have audited Informatica Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Informatica Corporation and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation
 We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and, cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 24, 2012

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$316,835	$208,899
Short-term investments	285,579	262,047
Accounts receivable, net of allowances of $4,001 and $4,289, respectively	176,066	147,534
Deferred tax assets	21,591	22,664
Prepaid expenses and other current assets	23,206	32,321
Total current assets	823,277	673,465
Property and equipment, net	16,025	9,866
Goodwill	432,269	400,726
Other intangible assets, net	64,789	77,927
Long-term deferred tax assets	23,037	18,314
Other assets	21,351	9,343
Total assets	$1,380,748	$1,189,641
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,459	$5,948
Accrued liabilities	58,947	50,199
Accrued compensation and related expenses	58,042	56,315
Income taxes payable	1,178	—
Accrued facilities restructuring charges	17,751	18,498
Deferred revenues	208,039	172,559
Convertible senior notes	—	200,693
Total current liabilities	353,416	504,212
Accrued facilities restructuring charges, less current portion	5,543	20,410
Long-term deferred revenues	6,573	6,987
Long-term deferred tax liabilities	—	311
Long-term income taxes payable	16,709	12,739
Other liabilities	6,304	—
Total liabilities	388,545	544,659
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 106,946 shares and
94,461 shares issued and outstanding at December 31, 2011 and 2010, respectively	107	94
Additional paid-in capital	751,350	514,365
Accumulated other comprehensive loss	(12,802)	(5,530)
Retained earnings	253,548	136,053
Total stockholders’ equity	992,203	644,982
Total liabilities and stockholders’ equity	$1,380,748	$1,189,641
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
License	$353,664	$295,110	$214,322
Service	430,115	354,966	286,371
Total revenues	783,779	650,076	500,693
Cost of revenues:
License	5,011	4,485	3,135
Service	118,941	100,602	76,549
Amortization of acquired technology	19,503	13,342	7,950
Total cost of revenues	143,455	118,429	87,634
Gross profit	640,324	531,647	413,059
Operating expenses:
Research and development	132,528	106,043	78,352
Sales and marketing	278,073	245,498	192,747
General and administrative	57,373	46,273	41,449
Amortization of intangible assets	7,717	9,539	10,051
Facilities restructuring charges (benefit)	(1,094)	1,133	1,661
Acquisitions and other charges (benefit)	1,029	1,326	(570)
Total operating expenses	475,626	409,812	323,690
Income from operations	164,698	121,835	89,369
Interest income	4,813	3,904	5,867
Interest expense	(2,126)	(6,568)	(6,602)
Other income (expense), net	(757)	1,978	1,184
Income before income taxes	166,628	121,149	89,818
Income tax provision	49,133	34,825	25,607
Net income	$117,495	$86,324	$64,211
Basic net income per common share	$1.13	$0.93	$0.73
Diluted net income per common share	$1.05	$0.83	$0.66
Shares used in computing basic net income per common share	103,956	92,361	87,991
Shares used in computing diluted net income per common share	112,540	109,083	103,312
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2008	86,660	$87	$374,091	$(3,741)	$(14,482)	$355,955
Components of comprehensive income, net of tax:
Net income	—	—	—	—	64,211	64,211
Foreign currency translation adjustment	—	—	—	3,562	—	3,562
Unrealized loss on investments	—	—	—	(647)	—	(647)
Cash flow hedging loss	—	—	—	(142)	—	(142)
Comprehensive income						66,984
Common stock options exercised	3,473	3	33,150	—	—	33,153
Common stock issued under employee stock purchase plan	791	1	8,543	—	—	8,544
Share-based compensation	—	—	17,926	—	—	17,926
Tax benefit of share-based compensation	—	—	13,386	—	—	13,386
Repurchase and retirement of common stock	(832)	(1)	(12,834)	—	—	(12,835)
Balances, December 31, 2009	90,092	90	434,262	(968)	49,729	483,113
Components of comprehensive income, net of tax:
Net income	—	—	—	—	86,324	86,324
Foreign currency translation adjustment	—	—	—	(4,294)	—	(4,294)
Unrealized loss on investments	—	—	—	(75)	—	(75)
Cash flow hedging loss	—	—	—	(193)	—	(193)
Comprehensive income						81,762
Common stock options exercised	4,250	4	46,324	—	—	46,328
Common stock issued under employee stock purchase plan	625	1	11,230	—	—	11,231
Restricted stock units vested	290	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(76)	—	(1,990)	—	—	(1,990)
Share-based compensation	—	—	23,438	—	—	23,438
Tax benefit of share-based compensation	—	—	24,580	—	—	24,580
Repurchase and retirement of common stock	(735)	(1)	(23,782)	—	—	(23,783)
Conversion of convertible senior notes	15	—	303	—	—	303
Balances, December 31, 2010	94,461	94	514,365	(5,530)	136,053	644,982
Components of comprehensive income, net of tax:
Net income	—	—	—	—	117,495	117,495
Foreign currency translation adjustment	—	—	—	(5,972)	—	(5,972)
Unrealized loss on investments	—	—	—	(282)	—	(282)
Cash flow hedging loss	—	—	—	(1,018)	—	(1,018)
Comprehensive income						110,223
Common stock options exercised	3,245	4	43,410	—	—	43,414
Common stock issued under employee stock purchase plan	498	1	15,311	—	—	15,312
Restricted stock units vested	407	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(124)	(1)	(6,217)	—	—	(6,218)
Share-based compensation	—	—	33,263	—	—	33,263
Tax benefit of share-based compensation	—	—	29,096	—	—	29,096
Repurchase and retirement of common stock	(1,575)	(1)	(74,491)	—	—	(74,492)
Conversion of convertible senior notes	10,034	10	196,613	—	—	196,623
Balances, December 31, 2011	106,946	$107	$751,350	$(12,802)	$253,548	$992,203
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$117,495	$86,324	$64,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,274	6,095	5,513
Allowance for (recovery of) doubtful accounts	(21)	(30)	320
Gain on sale of investment in equity interest	(706)	(1,824)	—
Gain on early extinguishment of debt	—	—	(337)
Share-based compensation	33,263	23,438	17,926
Deferred income taxes	57	3,847	(8,189)
Tax benefits from share-based compensation	29,096	24,580	13,386
Excess tax benefits from share-based compensation	(29,952)	(22,881)	(8,670)
Amortization of intangible assets and acquired technology	27,220	22,881	18,001
Non-cash facilities restructuring charges (benefit)	(1,094)	1,133	1,661
Other non-cash items	(1,200)	(2,146)	504
Changes in operating assets and liabilities:
Accounts receivable	(28,251)	(27,585)	(19,631)
Prepaid expenses and other assets	(20,218)	555	(2,988)
Accounts payable and accrued liabilities	7,523	3,317	(11,742)
Accrued compensation and related expenses	1,692	12,814	7,264
Income taxes payable	12,860	(16,944)	3,617
Accrued facilities restructuring charges	(14,358)	(14,789)	(13,239)
Deferred revenues	34,795	33,043	9,262
Net cash provided by operating activities	174,475	131,828	76,869
Investing activities:
Purchases of property and equipment	(12,743)	(7,226)	(3,303)
Purchases of investments	(350,951)	(347,240)	(462,440)
Purchase of patent	—	—	(2,420)
Purchase of investment in equity interest	(164)	(1,500)	—
Sale of investment in equity interest	706	4,824	—
Maturities of investments	118,941	281,422	382,791
Sales of investments	208,025	108,927	54,364
Business acquisitions, net of cash acquired	(32,969)	(171,272)	(86,024)
Net cash used in investing activities	(69,155)	(132,065)	(117,032)
Financing activities:
Net proceeds from issuance of common stock	58,727	57,559	41,697
Repurchases and retirement of common stock	(74,492)	(23,783)	(12,835)
Redemption of convertible senior notes	(4)	—	—
Repurchases of convertible senior notes	—	—	(19,200)
Withholding taxes related to restricted stock units net share settlement	(6,218)	(1,990)	—
Payment of contingent consideration	(1,000)	—	—
Payment of issuance costs on credit facility	—	(1,881)	—
Excess tax benefits from share-based compensation	29,952	22,881	8,670
Net cash provided by financing activities	6,965	52,786	18,332
Effect of foreign exchange rate changes on cash and cash equivalents	(4,349)	(2,847)	1,154
Net increase (decrease) in cash and cash equivalents	107,936	49,702	(20,677)
Cash and cash equivalents at beginning of the year	208,899	159,197	179,874
Cash and cash equivalents at end of the year	$316,835	$208,899	$159,197
Supplemental disclosures:
Interest paid	$1,251	$6,030	$6,290
Income taxes paid, net of refunds	$7,119	$23,342	$17,162
Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on investments	$(282)	$(75)	$(647)
Conversion of convertible senior notes	$196,623	$303	$—
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business
Informatica Corporation ("Informatica" or the "Company") was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is the leading independent provider of enterprise data integration and data quality software and services. The Company's mission is to help organizations increase their competitive advantage by maximizing their return on data to drive their top business imperatives and information technology initiatives. The Company's software solutions enable a wide variety of complex enterprise-wide data integration initiatives through the following technologies: enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration.

Note 2.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require the Company to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company's consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.
Cash and Cash Equivalents
The Company considers highly liquid investment securities with maturities of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents include money market funds, time deposits, and marketable debt securities. Cash and cash equivalents outside of marketable debt securities are stated at cost, which approximates fair value. The Company's marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity.
Allowance for Doubtful Accounts
The Company makes estimates as to the overall collectability of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company records the adjustment in general and administrative expense. At December 31, 2011 and 2010, the Company's allowance for doubtful accounts was $4.0 million and $4.3 million, respectively.
Investments
Investments are comprised of time deposits and marketable debt securities. The Company's marketable debt securities consist primarily of certificates of deposit, commercial paper, corporate notes and bonds, U.S. government and agency notes and bonds, and municipal securities with original maturities beyond 90 days. The Company's marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. The Company classifies all available-for-sale marketable debt securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income (loss) into earnings using the specific identification method. In accordance with ASC 320, Investments - Debt and Equity Securities, Informatica considers the investment category and the length of time that an individual security has been in continuous unrealized loss position to make a decision that the investment is other-than-temporary impaired.
The Company also has investments in privately-held companies that are accounted for under the cost method and included in other non-current assets. The carrying value of these investments was $1.7 million, $1.5 million, and $3.0 million at December 31, 2011, 2010, and 2009, respectively. The Company made a $1.5 million investment in the preferred stock of a privately-held company in February 2010, and during the second quarter of 2011 made an additional investment in that company of $0.2 million. During the year ended December 31, 2010, the Company received $4.8 million for its $3.0 million investment in another privately-held company due to the acquisition of such company by a third party. As a result of this transaction, the Company recorded a gain of $1.8 million in other income for the year ended December 31, 2010. During the year ended December 31, 2011, the Company recorded a gain of $0.7 million based on the release of the funds held in an escrow account established at the time of the sale of the privately-held company in 2010.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from one to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.
Software Development Costs
The Company accounts for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed. Software development costs are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon completion of a working model. Through December 31, 2011, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.
Pursuant to ASC 350-40, Internal - Use Software, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market the software. The Company capitalized $1.3 million of internal use software costs for the year ended December 31, 2011. The Company did not capitalize any internal use software costs for the years ended December 31, 2010 and 2009.
Goodwill
The Company tests goodwill for impairment annually on October 31 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. Consistent with the Company's assessment that it has only one reporting segment, the Company has determined that it has only one reporting unit and tests goodwill for impairment at the entity level. The Company tests its goodwill using the two-step process required by ASC 350. In the first step, the Company compares the carrying amount of the reporting unit to the fair value based on quoted market prices of the Company's common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the Company compares the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any.
The Company performed its annual goodwill impairment tests as of October 31, 2011 and 2010, and concluded that there was no impairment.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any impairment charges of long-lived assets in 2011, 2010, or 2009.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations
The Company records the acquired tangible and intangible assets and liabilities assumed based on their estimated fair values at the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition fair values of the assets acquired and the liabilities assumed. The valuation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, support obligations assumed, estimated restructuring liabilities, and pre-acquisition contingencies.
In connection with the measurement process for acquisitions, the Company estimates the fair value of the support obligations assumed. The estimated fair value of the support obligations is determined utilizing a cost build-up approach by estimating the costs related to fulfilling the obligations plus a normal profit margin. The estimated costs to fulfill the support obligations are based on the historical costs related to fulfilling the obligations. The sum of these costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the support obligations.
The Company expenses transaction costs and restructuring expenses related to the acquisition as incurred. Additionally, the Company identifies pre-acquisition contingencies and determines their respective fair values as of the end of the purchase price allocation period. Any adjustments to pre-acquisition contingencies are recorded in the Company's operating results in the period in which the adjustment is determined. Furthermore, any adjustments to estimates of acquisition related tax contingencies are recorded to goodwill during the measurement period and in the Company's operating results after the conclusion of the measurement period. Moreover, the Company identifies in-process research and development costs and classifies them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired.
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$147,635	$147,635	$—	$—
Time deposits (ii)	38,683	38,683	—	—
Marketable debt securities (ii)	246,896	—	246,896	—
Total money market funds, time deposits, and marketable debt securities	433,214	186,318	246,896	—
Foreign currency derivatives (iii)	702	—	702	—
Total assets	$433,916	$186,318	$247,598	$—
Liabilities:
Foreign currency derivatives (iv)	$2,496	$—	$2,496	$—
Total liabilities	$2,496	$—	$2,496	$—

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$2,231	$2,231	$—	$—
Marketable debt securities (ii)	271,546	—	271,546	—
Total money market funds and marketable debt securities	273,777	2,231	271,546	—
Foreign currency derivatives (iii)	152	—	152	—
Total assets	$273,929	$2,231	$271,698	$—
Liabilities:
Foreign currency derivatives (iv)	$569	$—	$569	$—
Convertible senior notes	452,663	452,663	—	—
Total liabilities	$453,232	$452,663	$569	$—
____________________

(i)	Included in cash and cash equivalents on the consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(iv)	Included in accrued liabilities on the consolidated balance sheets.
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
The Company's marketable securities consist of certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. To value its certificates of deposit and commercial paper, the Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the marketplace, and the price on that subsequent transaction clearly reflects the market price on that day, the Company will adjust the price to the observed transaction price and follow a revised accretion schedule to determine the daily price.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of thirteen months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

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
Fair Value of Financial Instruments, Concentrations of Credit Risk, and Credit Evaluations
The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their respective carrying amounts due to their short-term maturity.
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash equivalents, investments in time deposits and marketable debt securities, and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with financial institutions with high credit standing.
The Company performs ongoing credit evaluations of its customers, which are primarily located in the United States, Canada, and Europe, and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The Company evaluates its counterparties associated with the Company's foreign exchange forward contracts at least quarterly as part of its cash flow hedge program. Since all these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk.
Revenue Recognition
The Company derives its revenues from software license fees, maintenance fees, professional services, consisting of consulting and education services, and other revenues, primarily consisting of subscriptions for address validation and cloud services. The Company recognizes revenue in accordance with ASC 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other authoritative accounting literature.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fee is fixed or determinable.  The Company considers arrangements with extended payment terms not to be fixed or determinable. If the license fee in an arrangement is not fixed or determinable, revenue is recognized as payments become due. The Company's standard agreements do not contain product return rights.
Collection is probable.  The Company first assesses the credit-worthiness and collectability at a country level based on the country's overall economic climate and general business risk. Then, for the customers in the countries that are deemed credit-worthy, it assesses credit and collectability based on their payment history and credit profile. When a customer is not deemed credit-worthy, revenue is recognized at the time that payment is received.
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
The Company also enters into Original Equipment Manufacturer (“OEM”) arrangements that provide for license fees based on inclusion of technology and/or products in the OEM's products. These arrangements provide for fixed and irrevocable royalty payments. The Company recognizes royalty payments as revenues based on the royalty report that it receives from the OEMs. In the case of OEMs with fixed royalty payments, revenue is recognized upon execution of the agreement, delivery of the software, and when all other criteria for revenue recognition have been met.
Multiple contracts with a single counterparty executed within close proximity of each other are evaluated to determine if the contracts should be combined and accounted for as a single arrangement. The Company recognizes revenues net of applicable sales taxes, financing charges absorbed by the Company, and amounts retained by our resellers and distributors, if any.
The Company's software license arrangements include the following multiple elements: license fees from our core software products and/or product upgrades that are not part of post-contract services, maintenance fees, consulting, and/or education services. The Company uses the residual method to recognize license revenue when the license arrangement includes elements to be delivered at a future date and vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the fee to the undelivered elements of the arrangement. VSOE is based on the price charged when an element is sold separately. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. If the software arrangement includes significant modification or customization of the software, software license revenue is recognized as the consulting services revenue is recognized.
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
Deferred revenues include deferred license, maintenance, consulting, education, and other services revenues. For customers not deemed credit-worthy, the Company's practice is to net unpaid deferred revenue for that customer against the related receivable balance.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company adopted this guidance on a prospective basis on January 1, 2011, and therefore, is applicable to relevant revenue arrangements entered into or materially modified on or after January 1, 2011.
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
Given the nature of the Company's transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the year ended December 31, 2011 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Facilities Restructuring Charges
The Company adopted ASC 420, Exit or Disposal Cost Obligations (formerly FAS 146), effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with ASC 420. The Company applied ASC 420 for its 2004 Restructuring Plan while its 2001 Restructuring Plan was accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination and other applicable pre-existing guidance. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Share-based awards granted include stock options, restricted stock units ("RSUs"), and stock purchased under the Company's Employee Stock Purchase Plan. Share-based compensation expense is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over the requisite service period. See Note 8. Share-Based Compensation for a description of the Company's share-based compensation plans and more information on the assumptions used to calculate the fair value of share-based awards.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling Costs
Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred in cost of license revenues in the Company's results of operations.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were negligible for the years ended December 31, 2011, 2010, and 2009.
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
The Company's chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions.
Recent Accounting Pronouncements
In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), which clarifies the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, this ASU expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted ASU 2010-29 as of January 1, 2011 and its adoption did not have a material impact on the consolidated financial statements.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company's first quarter of 2012 and should be applied prospectively. Early adoption is not permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on the consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders' equity. This ASU will be effective for the Company's first quarter of 2012 and should be applied retrospectively. Early adoption is permitted. The Company does not expect its adoption of ASU 2011-05 to have a material impact to the consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to use a qualitative approach to test goodwill for impairment. This ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company's impairment test in 2012 and early adoption is permitted. The Company does not expect its adoption of ASU 2011-08 to have a material impact to the consolidated financial statements.

Note 3.  Cash, Cash Equivalents, and Short-Term Investments
Cash consists of deposits with financial institutions. Cash equivalents include money market funds, time deposits, and marketable debt securities. Investments are comprised of time deposits and marketable debt securities. The Company's marketable debt securities consist primarily of certificates of deposit, commercial paper, U.S. government and agency notes and bonds, corporate notes and bonds, and municipal securities with original maturities beyond 90 days.
Informatica applies the provisions of Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35) to its debt securities classified as available-for-sale and evaluates them for other-than-temporary impairment based on the following three criteria: (i) Informatica has decided to sell the debt security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) the Company does not expect to recover the security's entire amortized cost basis from the present value of cash flows expected to be collected from the debt security (“credit loss”). In determining the amount of credit loss, the Company compares its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. Any shortfall that results from this comparison (credit loss) will be reflected as other income or expense in the consolidated statement of income. Further, Informatica also considers other factors such as industry analysts' reports and credit ratings in addition to the above three criteria to determine the other-than-temporary impairment status of its investments.
If Informatica intends to sell an impaired debt security and it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is considered other-than-temporary and should be recognized in current earnings in an amount equal to the entire difference between fair value and amortized cost.
If a credit loss exists, but Informatica does not intend to sell the impaired debt security and it is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and it should be separated into (i) the estimated amount relating to credit loss and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.
Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method.
Realized gains recognized for the years ended December 31, 2011, 2010, and 2009 were approximately $0.3 million, $0.3 million, and $0.4 million, respectively. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$169,200	$—	$—	$169,200
Cash equivalents:
Money market funds	147,635	—	—	147,635
Total cash equivalents	147,635	—	—	147,635
Total cash and cash equivalents	316,835	—	—	316,835
Short-term investments:
Certificates of deposit	2,755	—	—	2,755
Commercial paper	2,998	—	—	2,998
Corporate notes and bonds	122,803	209	(596)	122,416
Federal agency notes and bonds	103,932	149	(26)	104,055
Time deposits	38,683	—	—	38,683
U.S. government notes and bonds	2,892	21	—	2,913
Municipal notes and bonds	11,718	41	—	11,759
Total short-term investments	285,781	420	(622)	285,579
Total cash, cash equivalents, and short-term investments (i)	$602,616	$420	$(622)	$602,414

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2010 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$197,169	$—	$—	$197,169
Cash equivalents:
Money market funds	2,231	—	—	2,231
Federal agency notes and bonds	9,499	—	—	9,499
Total cash equivalents	11,730	—	—	11,730
Total cash and cash equivalents	208,899	—	—	208,899
Short-term investments:
Certificates of deposit	14,437	—	—	14,437
Commercial paper	10,977	—	—	10,977
Corporate notes and bonds	97,899	444	(86)	98,257
Federal agency notes and bonds	105,120	40	(140)	105,020
U.S. government notes and bonds	10,156	19	(10)	10,165
Municipal notes and bonds	23,205	5	(19)	23,191
Total short-term investments	261,794	508	(255)	262,047
Total cash, cash equivalents, and short-term investments (i)	$470,693	$508	$(255)	$470,946
____________________

(i)	Total estimated fair value above included $433.2 million and $273.8 million comprised of cash equivalents and short-term investments at December 31, 2011 and 2010, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at December 31, 2011 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$66,238	$(596)
Federal agency notes and bonds	42,512	(26)
Total	$108,750	$(622)
As of December 31, 2011, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at December 31, 2011 (in thousands):

	Cost	Fair Value
Due within one year	$154,902	$154,782
Due in one year to two years	110,164	110,050
Due after two years	20,715	20,747
Total	$285,781	$285,579

Note 4.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2011 and 2010 (in thousands):

	Estimated	December 31,
	Useful Lives	2011	2010
Computer and equipment	1 - 5 years	$51,907	$45,892
Furniture and fixtures	3 years	5,391	5,215
Leasehold improvements	1 - 7 years	22,039	18,160
Capital work-in-progress		471	—
Total property and equipment		79,808	69,267
Less: Accumulated depreciation and amortization		(63,783)	(59,401)
Total property and equipment, net		$16,025	$9,866
Depreciation and amortization expense was $6.3 million, $6.1 million, and $5.5 million in 2011, 2010, and 2009, respectively.
Capital work-in-progress consists of capitalized costs relating to software acquired, developed or modified solely to meet the Company's internal requirements, pursuant to ASC 350-40 Internal-Use Software. For the year ended December 31, 2011, the Company capitalized a total of $1.3 million in costs associated with internal use software, and during the year a total of $0.8 million was placed in service resulting in a reclassification from work in progress to computer and equipment and began amortization.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of December 31, 2011 and 2010 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2010	Additions	December 31, 2011	December 31, 2010	Expense	December 31, 2011	December 31, 2010	December 31, 2011	Average Useful Life (Years)
Developed and core technology	$90,497	$11,995	$102,492	$(35,254)	$(19,488)	$(54,742)	$55,243	$47,750	6
Customer relationships	33,501	884	34,385	(20,811)	(5,060)	(25,871)	12,690	8,514	6
Vendor relationships	7,908	—	7,908	(2,659)	(1,548)	(4,207)	5,249	3,701	5
Other:
Trade names	2,494	—	2,494	(1,286)	(359)	(1,645)	1,208	849	5
Covenants not to compete	2,000	—	2,000	(1,617)	(383)	(2,000)	383	—	5
Patents	3,720	722	4,442	(566)	(382)	(948)	3,154	3,494	10
Total intangible assets subject to amortization	140,120	13,601	153,721	(62,193)	(27,220)	(89,413)	77,927	64,308
In-process research and development	—	481	481	—	—	—	—	481	N.A.
Total intangible assets, net	$140,120	$14,082	$154,202	$(62,193)	$(27,220)	$(89,413)	$77,927	$64,789
Total amortization expense related to intangible assets was $27.2 million, $22.9 million, and $18.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Of the $27.2 million amortization of intangible assets recorded in 2011, $7.7 million was recorded in operating expenses and $19.5 million was recorded in cost of license revenues. Of the $22.9 million amortization of intangible assets recorded in 2010, $9.5 million was recorded in operating expenses and $13.4 million was recorded in cost of license revenues. Of the $18.0 million amortization of intangible assets recorded in 2009, $10.1 million was recorded in operating expenses and $7.9 million was recorded in cost of license revenues. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of December 31, 2011, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
2012	$21,211	$6,046	$27,257
2013	16,660	5,293	21,953
2014	6,215	2,571	8,786
2015	2,284	848	3,132
2016	1,286	1,556	2,842
Thereafter	95	243	338
Total intangible assets subject to amortization	$47,751	$16,557	$64,308
The Company recorded in-process research and development (IPR&D) of $1.6 million and $0.5 million associated with the acquisitions of WisdomForce Technologies and certain assets of Sand Technology, respectively. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved during the second half of 2011 for the IPR&D from the WisdomForce Technologies acquisition, which was reclassified to developed technology and is being amortized over its useful life. As of December 31, 2011, the IPR&D recorded from the acquisition of certain assets of Sand Technology had not yet achieved technological feasibility. The IPR&D recorded from the acquisition of certain assets of Sand Technology as of December 31, 2011 is expected to achieve technological feasibility during the first quarter of 2012, and will be transferred into developed technology at that time and amortized over the expected useful life of the technology.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The increase in intangibles is due to the intangibles acquired from WisdomForce Technologies, ActiveBase, and Sand in 2011. See Note 20. Acquisitions for a further discussion.
The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Beginning balance	$400,726	$287,068
Goodwill from acquisitions	38,374	114,988
Subsequent goodwill adjustments	(6,831)	(1,330)
Ending balance	$432,269	$400,726
During the year ended December 31, 2011, the Company recorded subsequent goodwill adjustments of $6.8 million for the difference between provisional estimates of liabilities and assets recorded at the time of the acquisition and the actual amounts, including income tax related balance sheet adjustments of $6.0 million within the measurement period related to prior acquisitions, and foreign currency translation adjustments of $0.8 million. See Note 20. Acquisitions for a further discussion of goodwill from acquisitions.

Note 6.  Borrowings
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
On February 14, 2011, the Company notified the holders of its Notes that it would exercise its option to redeem the principal amount outstanding on March 18, 2011. On or prior to the close of business on March 17, 2011, the holders had the option to convert their Notes into shares of the Company's common stock at a price of approximately $20 per share, or 50 shares of the Company's common stock per $1,000 principal amount of Notes. Holders of approximately $200.7 million in aggregate principal amount of the Notes converted their notes into approximately 10.0 million shares of the Company's common stock prior to the close of business on March 17, 2011. On March 18, 2011, the Company redeemed $4,000 principal amount of Notes not surrendered for conversion prior to the redemption date. As of March 31, 2011, none of the Notes were outstanding. From the second quarter of 2011 and beyond, the shares of the Company's common stock issued upon conversion are included in the denominator for both basic and diluted net income per common share, and there has been no interest or amortization of issuance costs.
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of December 31, 2011 and 2010, and a total of $220.0 million remained available for borrowing.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2011.

Note 7.  Stockholders' Equity
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. Informatica may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2011 and 2010, no shares of preferred stock had been issued.
Common Stock
The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2011.
Expired Stockholders' Rights Plan
In October 2001, the Board of Directors adopted the Stockholders' Rights Plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock held on November 12, 2001. Each right entitles the holder to purchase 1/1000th of a share of Series A Preferred Stock of the Company, par value $0.001, at an exercise price of $90 per share. The rights become exercisable in certain circumstances and are redeemable at the Company's option, at an exercise price of $0.001. The rights expired on November 12, 2011.
Stock Repurchase Plan
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including to offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company's available working capital.
In April 2007, Informatica's Board of Directors authorized a stock repurchase program for up to an additional $50 million of its common stock. In April 2008, Informatica's Board of Directors authorized an additional $75 million of its common stock for the stock repurchase program. In October 2008, Informatica's Board of Directors approved expanding the repurchase program to include the repurchase, from time to time, of a portion of its Notes in privately negotiated transactions with holders of the Notes. In January 2010, our Board of Directors approved an additional $50 million for the stock repurchase program. In January 2011, the Board authorized the repurchase of up to an additional $50 million of our outstanding common stock and Notes under the repurchase program. In October 2011, the Board authorized the repurchase of up to an additional $75 million of our outstanding common stock under the repurchase program.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
From April 2007 to December 31, 2011, the Company repurchased approximately 8,807,000 shares of its common stock at a cost of $195.7 million and $29.0 million of its Notes at a cost of $27.3 million. The remaining outstanding Notes were redeemed on March 18, 2011. See Note 6. Borrowings - Convertible Senior Notes of Notes to Consolidated Financial Statements.

As of December 31, 2011, $77.1 million remained available for repurchase under this program.
Note 8.  Share-Based Compensation
Summary of Plans
1999 Stock Incentive Plan
The Company's stockholders approved the 1999 Stock Incentive Plan (the "1999 Incentive Plan") in April 1999 under which 2,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan were also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increased annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest ratably over a period of four years, with options for new employees generally including a 1-year cliff period. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2011, there were approximately 6,928,414 options and RSUs outstanding under the 1999 Incentive Plan.
1999 Non-Employee Director Stock Incentive Plan
The Company's stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the "Directors Plan") in April 1999 under which 1,000,000 shares were reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors would automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 to provide that one-third of the options vest one year from the grant date and the remainder two-thirds shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting would automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2011, there were approximately 50,000 options outstanding under the Directors Plan.
2000 Employee Stock Incentive Plan
In January 2000, the Board of Directors approved the 2000 Employee Stock Incentive Plan (the "2000 Incentive Plan") under which 1,600,000 shares were reserved for issuance. Under the 2000 Incentive Plan, eligible employees and consultants may purchase stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for non-qualified options may not be less than 85% of the fair value of common stock at the option grant date. Options granted are exercisable over a maximum term of 10 years from the date of the grant and generally vested over a period of 4 years from the date of the grant. This plan was terminated in April 2009. No further shares will be awarded from this plan. As of December 31, 2011, there were no options outstanding under the 2000 Incentive Plan.
Assumed Option Plans
In connection with certain of the Company's acquisitions, the Company assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the "Assumed Plans"). No further options will be granted under the Assumed Plans. As of December 31, 2011, the Company had 9,697 options outstanding under the Assumed Plans.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the acquisition of Siperian in January 2010, the Company assumed 3,410,895 unvested in the money options under the Siperian 2003 Equity Incentive Plan (the "Siperian Plan") that were converted to 96,616 unvested options to purchase the Company's Common Stock. As of December 31, 2011, there were 51,035 options outstanding under the Siperian Plan.
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
2009 Employee Stock Incentive Plan
The Company's stockholders approved the 2009 Equity Incentive Plan (the "2009 Incentive Plan") in April 2009 under which 9,000,000 shares have been reserved for issuance. In May 2011, the Company's stockholders approved amendments to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 2,500,000 and to increase the ratio by which full value awards count against the share reserve from 1.52 to 2.37. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. During 2011, the Company granted 733,111 RSUs to certain employees, executives and directors of the Company and 1,339,310 options under its 2009 Incentive Plan. During 2010, the Company granted 741,773 RSUs to certain employees, executives and directors of the Company and 2,025,000 options under its 2009 Incentive Plan. As of December 31, 2011, there were 4,762,530 shares available for grant and 4,800,858 options and RSUs outstanding under the 2009 Incentive Plan.
For purposes of the share reserve, the grant of a RSU is deemed an award for 1.52 or 2.37 shares of authorized common stock for each one share of authorized common stock subject to such award. If a share that was subject to an award and is returned to the 2009 Incentive Plan, the Company would credit the 2009 Incentive Plan reserve by the same ratio as it was originally issued. These returned shares would be available for issuance under the 2009 Incentive Plan.
Employee Stock Purchase Plan
The Company's stockholders approved the Employee Stock Purchase Plan ("ESPP") in May 2008 under which 8,850,000 shares have been reserved for issuance. Under the ESPP, eligible employees may elect to contribute from 1% to 20% or a lesser percentage that the committee may establish from time to time of their eligible compensation. Currently, the committee established the maximum contribution percentage at 10% as utilized under the 1999 Employee Stock Purchase Plan. The purchase price is 85% of the lower of the closing price of the Common Stock on the NASDAQ Global Select Market at the beginning or end of the six-month offering period. As of December 31, 2011, the Company had 7,352,777 shares available for future issuance under the ESPP.
Other Information
The Company grants stock options which are exercisable over a maximum term of seven to ten years for employees and five to seven years for directors from the date of the grant. These grants generally vest ratably over a period of four years for employees and one to three years for directors. Options granted to new employees generally include a 1-year cliff period.
The Company also grants Restricted Stock Units ("RSUs") to its employees and directors which vest over four years with annual vesting dates for employees and one to three years for directors. These RSUs are valued at the time of grant using the existing current market price. Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes by electing to have us withhold otherwise deliverable shares by having a fair market value equal to the required tax obligations ("net-settlement"). The net-settlement shares are then immediately cancelled and retired. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.

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
The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The expected term of options granted to employees is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The expected term slightly increased from 3.7 years in 2010 to 3.8 years in 2011. The higher expected life of options was mainly due to an increase in the actual term of options exercised in 2010. The expected term slightly increased from 3.6 years in 2009 to 3.7 years in 2010. The higher expected life of options was mainly due to lower exercises in 2009 by our executive officers and other key employees.
The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The risk-free interest rate declined in 2011 and 2010 compared to prior years.
The Company records share-based compensation for RSUs and options granted net of estimated forfeiture rates. ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates. The Company's forfeiture rates for stock options and RSUs was 10% for both 2010 and 2011. The Company increased its forfeiture rate from 8% in 2009 to 10% in 2010 due to higher historical cancellation rates.
The Company amortizes its share-based compensation using a straight-line method over the vesting term of the awards.
The fair value of the Company's share-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2011	2010	2009
Option grants:
Expected volatility	35 - 43%	34 - 39%	37 - 48%
Weighted-average volatility	36%	36%	40%
Expected dividends	—	—	—
Expected term of options (in years)	3.8	3.7	3.6
Risk-free interest rate	1.5%	1.8%	1.7%
ESPP:
Expected volatility	35 - 38%	33 - 36%	34 - 51%
Weighted-average volatility	36%	34%	44%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5
Risk-free interest rate	0.2%	0.2%	0.3%

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocation of the share-based compensation, net of income tax benefit, is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of service revenues	$3,539	$2,689	$2,199
Research and development	10,848	7,400	4,813
Sales and marketing	10,185	7,317	5,976
General and administrative	8,691	6,032	4,938
Total share-based compensation	33,263	23,438	17,926
Tax benefit of share-based compensation	(8,490)	(4,945)	(3,794)
Total share-based compensation, net of tax benefit	$24,773	$18,493	$14,132
Stock Option Plan Activity
A summary of stock option activity through December 31, 2011 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	17,713	$11.35	4.31	$58,342
Granted	810	19.29
Exercised	(3,473)	9.57
Forfeited or expired	(336)	15.49
Outstanding at December 31, 2009	14,714	$12.11	3.85	$202,583
Granted	2,122	25.48
Exercised	(4,250)	10.90
Forfeited or expired	(225)	17.43
Outstanding at December 31, 2010	12,361	$14.73	3.87	$362,236
Granted	1,339	48.28
Exercised	(3,245)	13.38
Forfeited or expired	(226)	22.76
Outstanding at December 31, 2011	10,229	$19.37	3.50	$218,839
Exercisable at December 31, 2011	7,598	$14.33	2.85	$193,999

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company started granting RSUs in 2009. A summary of RSU activity through December 31, 2011 is presented below (in thousands, except per share amounts):

	Non-vested Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2008	—	—
Awarded	1,018	$15.04
Released	—	—
Forfeited	(15)	$13.24
Outstanding at December 31, 2009	1,003	—
Awarded	742	$28.13
Released	(290)	—
Forfeited	(50)	$20.34
Outstanding at December 31, 2010	1,405	—
Awarded	733	$50.00
Released	(407)
Forfeited	(120)	$29.00
Outstanding at December 31, 2011	1,611	—
The fair value of options vesting during the years ended December 31, 2011, 2010, and 2009 was approximately $14.5 million, $12.3 million, and $13.3 million, respectively. As of December 31, 2011, there was a total of approximately 2,631,000 unvested options with a fair value of $21.6 million and average grant price of $33.92. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.3 years.
As of December 31, 2011, there was a total of approximately 1,611,000 unvested RSUs with a fair value of $36.9 million. The Company expects to recognize the fair value of the unvested RSUs over a weighted-average period of 2.5 years.
The weighted-average fair value of options granted with exercise prices equal to fair market value at the date of grant under stock options plans during 2011, 2010, and 2009 was $14.15, $8.03, and $6.02, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2011, 2010, and 2009. The total intrinsic value of options exercised for the years ended, December 31, 2011, 2010, and 2009 were $117.6 million, $89.1 million, and $34.0 million, respectively. The weighted average grant date fair value of RSUs for the years ended December 31, 2011, 2010, and 2009 was $34.47, $21.77, and $15.07, respectively. The RSUs granted in 2011 vest in 2012 through 2015. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2011, 2010, and 2009 was $12.34, $6.64, and $4.04, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2011, 2010, and 2009 was $8.7 million, $5.4 million, and $3.7 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options as of December 31, 2011 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.72 to $5.20	22	1.22	$2.96	22	$2.96
$5.69 to $5.69	2,300	2.55	$5.69	2,300	$5.69
$6.65 to $13.90	1,462	2.30	$12.10	1,313	$12.03
$13.94 to $16.15	1,767	2.37	$15.33	1,644	$15.27
$16.29 to $22.45	1,585	3.25	$18.85	1,346	$18.42
$24.38 to $26.82	1,523	5.08	$24.91	679	$25.06
$30.10 to $56.27	1,570	6.01	$46.10	294	$44.26
	10,229	3.50	$19.37	7,598	$14.33
Disclosures Pertaining to All Share-Based Compensation Plans
Cash received from option exercises and ESPP contributions under all share-based compensation arrangements for the years ended December 31, 2011, 2010, and 2009 were $58.7 million, $57.6 million, and $41.7 million, respectively. The total realized tax benefits attributable to stock options exercised were $31.6 million, $23.4 million, and $11.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. The gross excess tax benefits from share-based compensation in the fiscal year ended December 31, 2011, 2010, and 2009 were $30.0 million, $22.9 million, and $8.7 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2011, 2010, and 2009.
Note 9.  Accumulated Other Comprehensive Income
Accumulated other comprehensive income refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net income, net of tax. For the years ended December 31, 2011, 2010, and 2009, the components of other comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income, as reported	$117,495	$86,324	$64,211
Other comprehensive income, before tax:
Unrealized loss on investments	(454)	(127)	(1,061)
Cumulative translation adjustments	(6,078)	(4,430)	3,558
Derivative loss	(1,643)	(308)	(232)
Total other comprehensive income (loss), before tax	(8,175)	(4,865)	2,265
Income tax benefit related to items of other comprehensive income	903	303	508
Total comprehensive income, net of tax	$110,223	$81,762	$66,984

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The ending balance of accumulated other comprehensive loss as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31,
	2011	2010
Net unrealized gain (loss) on available-for-sale investments	$(125)	$157
Cumulative translation adjustments	(11,375)	(5,403)
Derivative loss	(1,302)	(284)
Accumulated other comprehensive loss	$(12,802)	$(5,530)
Informatica did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of December 31, 2011 and 2010.
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
Cash Flow Hedges
The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. These contracts are designated and documented as cash flow hedges. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the euro, Indian rupee and Israeli shekel. The Company is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses and revenue reflected in the intercompany accounts between Informatica U.S. and its subsidiaries in Cayman, India, Israel, and the Netherlands. The foreign exchange forward contracts entered into in December 2009 expired in January 2011. In December 2010, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013.
The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
The Company has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2011 and 2012 financial plan. As of December 31, 2011, these foreign exchange contracts, carried at fair value, have a maturity of thirteen months or less. Foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid or intercompany revenue is received and any gain or loss is offset against expense.
The notional amount of these foreign exchange forward contracts was $39.3 million and $51.0 million as of December 31, 2011 and 2010, respectively.
Balance Sheet Hedges
In the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts were $5.0 million at December 31, 2011.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$—	$2,480	$102	$569
Derivatives not designated as hedging instruments	702	16	50	—
Total fair value of derivative instruments	$702	$2,496	$152	$569
____________________

(i)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(ii)	Included in accrued liabilities on the consolidated balance sheets.
As of December 31, 2011, a derivative loss of $1.3 million was included in accumulated other comprehensive loss, net of applicable taxes. The Company expects to reflect this amount in its consolidated statements of income during the next twelve months.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis at the inception of the hedge. Informatica uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and consolidated statements of income for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Amount of loss recognized in other comprehensive income (effective portion)	$(4,037)	$(216)
Amount of gain (loss) reclassified from accumulated other comprehensive income to operating expenses (effective portion)	(2,395)	92
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	161	80
The Company did not have any ineffective portion of the derivative recorded in the consolidated statements of income.
The gain recognized in other income (expense), net for non-designated foreign currency forward contracts for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Gain recognized in interest and other income (expense), net	$2,296	$118
See Note 2. Summary of Significant Accounting Policies and Note 9. Accumulated Other Comprehensive Income of Notes to Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Facilities Restructuring Charges
2004 Restructuring Plan
In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses, which consist of the present value of lease payment obligations for the remaining lease term of the previous corporate headquarters, net of actual and estimated sublease income. The Company has actual and estimated sublease income, including the reimbursement of certain property costs such as common area maintenance, insurance, and property tax, net of estimated broker commissions, of $6.8 million in 2012 and $2.3 million in 2013.
Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations. At December 31, 2011, the Company will recognize approximately $1.2 million of accretion as a restructuring charge over the remaining lease term as follows: $1.0 million in 2012 and $0.2 million in 2013.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of the accrued restructuring charges for the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Accrued Restructuring Charges at
	December 31, 2010	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	December 31, 2011
2004 Restructuring Plan
Excess lease facilities	$33,791	$1,665	$(1,882)	$(12,736)	$(28)	$20,810
2001 Restructuring Plan
Excess lease facilities	5,117	—	(877)	(1,622)	(134)	2,484
Total restructuring plans	$38,908	$1,665	$(2,759)	$(14,358)	$(162)	$23,294

	Accrued Restructuring Charges at	Restructuring				Accrued Restructuring Charges at
	December 31, 2009	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	December 31, 2010
2004 Restructuring Plan
Excess lease facilities	$47,496	$2,429	$(544)	$(13,205)	$(2,385)	$33,791
2001 Restructuring Plan
Excess lease facilities	5,229	—	(752)	(1,584)	2,224	5,117
Total restructuring plans	$52,725	$2,429	$(1,296)	$(14,789)	$(161)	$38,908
In 2011, the Company recorded $1.1 million of restructuring benefit related to the 2004 and 2001 Restructuring Plans. This benefit included an adjustment of $2.9 million due to changes in our assumed sublease income, offset by a $1.7 million of accretion charges and a $0.1 million of tenant improvements amortization charges.
In 2010, the Company recorded $1.1 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included $2.2 million of accretion charges and a $0.2 million charge for amortization of tenant improvements, partially offset by an adjustment of $1.3 million due to changes in our assumed sublease income.
Net cash payments for 2011, 2010, and 2009 for facilities included in the 2004 Restructuring Plan amounted to $12.7 million, $13.2 million, and $11.7 million, respectively. Net cash payments for 2011, 2010, and 2009 for facilities included in the 2001 Restructuring Plan amounted to $1.6 million, $1.6 million, and $1.5 million, respectively.
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, the Company relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expire in June and July 2013. As of December 31, 2011, the Company had a liability recorded on the Consolidated Balance Sheets of $23.3 million relating to future lease costs, net of actual and expected sublease income as part of the facilities restructuring reserves.
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company will no longer have any further commitments relating to the original lease agreements. The Company will continue to receive rental payments from the tenants of approximately $10.7 million as the owner of the buildings, which include rental income and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms. The purchase of the buildings discharges the Company's future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. As a result, in the first quarter of 2012 the Company expects to reverse an accrued facilities restructuring liability of $23.3 million, which will

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

result in a corresponding facilities restructuring benefit on the Consolidated Statement of Income. During the first quarter of 2012, the Company also expects to record a charge of approximately $23 million representing the cost to terminate the operating lease in the Consolidated Statements of Income.
The estimates of sublease income may vary significantly depending, in part, on factors that may be beyond the Company's control, such as the global economic downturn, time periods required to locate and contract suitable subleases, and market rates at the time of subleases. Currently, the Company has subleased its former corporate headquarters through July 2013. Future adjustments to the expected sublease income could result from any default by a sublessor, which could impact the time period that the buildings will be vacant, expected sublease rates, and expected sublease terms.
Note 12.  Employee 401(K) Plan
The Company's employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% per dollar contributed by eligible employees who participate in the Plan, up to a maximum of $3,000 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $2.7 million, $2.1 million, and $1.8 million for the years ended December 31, 2011, 2010, and 2009 respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

Note 13.  Income Taxes
The federal, state, and foreign income tax provisions for the years ended December 31, 2011, 2010, and 2009 are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current tax provision:
Federal	$38,179	$21,372	$22,272
State	5,954	5,689	5,593
Foreign	4,943	4,564	5,931
Total current tax provision	49,076	31,625	33,796
Deferred tax provision:
Federal	3,119	4,517	(5,570)
State	(3,197)	(859)	(768)
Foreign	135	(458)	(1,851)
Total deferred tax provision	57	3,200	(8,189)
Total provision for income taxes	$49,133	$34,825	$25,607
The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$120,507	$83,556	$52,955
Foreign	46,121	37,593	36,863
Income before income taxes	$166,628	$121,149	$89,818

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the provision computed at the statutory federal income tax rate to the Company's income tax provision is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income tax provision computed at federal statutory tax rate	$58,320	$42,402	$31,437
State taxes, net of federal benefit	2,231	3,890	3,126
Foreign earnings taxed at different rates	(9,328)	(8,964)	(9,533)
Share-based compensation	571	2,080	967
Return to provision true-up	(131)	(1,125)	(2,416)
Research and development credits	(3,023)	(2,755)	(1,361)
ASC 740-10 and other	493	(703)	3,387
Total provision for income taxes	$49,133	$34,825	$25,607
Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$34,178	$33,443
Tax credit carryforwards	6,688	6,415
Deferred revenue	10,665	10,194
Reserves and accrued costs not currently deductible	9,607	11,472
Depreciable assets	12,220	14,154
Accrued restructuring costs	9,068	15,111
Share-based compensation	10,820	8,583
Other	1,920	2,059
Valuation allowance	(25,057)	(31,697)
Total deferred tax assets	70,109	69,734
Deferred tax liabilities:
Non-deductible intangible assets	(25,481)	(29,067)
Total deferred tax liabilities	(25,481)	(29,067)
Net deferred tax assets	$44,628	$40,667
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2011, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2011, consistent with prior years it was considered more likely than not that our non-stock-based payments related deferred tax assets would be realized. As a result, the remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company's adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in the stockholders' equity when they are utilized on an income tax return to reduce the Company's taxes payable, and as such, they will not impact the Company's effective tax rate.
As of December 31, 2011, approximately $25.1 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock-based deductions which will be credited to equity when realized as discussed in the preceding paragraph. The valuation allowance decreased by $6.6 million in 2011, $5.8 million in 2010, and $5.3 million in 2009. The declines were primarily

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

due to reductions in stock-based related deferred tax assets to the extent that they were used to reduce income taxes payable.
As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $88.9 million. These net operating loss carryforwards will expire at various times beginning in 2019, if not utilized. As of December 31, 2011, the Company had state net operating loss carryforwards of approximately $47.5 million that will expire at various times beginning in 2012 if not utilized, and state research and development tax credit carryforwards of approximately $12.1 million, which can be carried forward indefinitely. Utilization of the Company's net operating losses is subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not anticipate expiration of the net operation loss carryforwards prior to their utilization.
The Company has not provided for U.S. federal and foreign withholding taxes on $46.4 million of undistributed earnings from certain non-U.S. operations as of December 31, 2011 because the Company intends to indefinitely reinvest such earnings offshore with the exception of Israel. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits or other tax adjustments. Therefore, it is currently not practicable to compute.
The Company adopted Financial Accounting Standards Board Interpretation No. 48 (ASC 740), Accounting for Uncertainties in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN No. 48”), effective January 1, 2007. ASC 740 requires the Company to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Beginning balance	$12,400	$15,632	$20,779
Additions for tax positions of prior years	1,925	780	6,095
Reductions for tax positions of prior years	(569)	—	(2,808)
Additions based on tax positions related to the current year	3,155	3,190	1,244
Reductions due to lapse of statute of limitations	(491)	(594)	(430)
Reductions due to settlements	(122)	(6,608)	(9,248)
Ending balance	$16,298	$12,400	$15,632
The unrecognized tax benefits related to ASC 740-10, if recognized, would impact the income tax provision by $15.3 million, $11.7 million, and $15.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. The unrecognized tax benefits were $16.3 million, $12.4 million, and $15.6 million as of December 31, 2011, 2010, and 2009, respectively. The changes were primarily due to the settlements with the Internal Revenue Service in 2009 and 2010, the expiration of certain statute of limitations in all three years, and the accrual for uncertain tax positions based upon the annual analysis. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties at December 31, 2011 and 2010 were approximately $2.4 million and $1.6 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it has been selected for examination. Most state and foreign jurisdictions have three or four open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of December 31, 2011.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.  Net Income per Common Share
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
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Net income	$117,495	$86,324	$64,211
Effect of convertible senior notes, net of related tax effects	811	3,848	4,022
Net income adjusted	$118,306	$90,172	$68,233
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	103,956	92,361	87,991
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	522	425	170
Dilutive effect of employee stock options	6,001	6,248	4,961
Dilutive effect of convertible senior notes	2,061	10,049	10,190
Shares used in computing diluted net income per common share	112,540	109,083	103,312
Basic net income per common share	$1.13	$0.93	$0.73
Diluted net income per common share	$1.05	$0.83	$0.66
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	1,273	58	287
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for years ended December 31, 2011, 2010 and 2009, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $0.8 million, $3.8 million, and $4.0 million, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the year ended December 31, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 6. Borrowings - Convertible Senior Notes of Notes to Consolidated Financial Statements for a further discussion.

Note 15.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $3.5 million and $3.6 million for the years ending December 31, 2013 and 2014, respectively.
The Company entered into two lease agreements in February 2000 for two office buildings at the Pacific Shores Center in Redwood City, California, which was used as its former corporate headquarters from August 2001 through December 2004. The leases will expire in July 2013.
The Company leases certain office facilities under various non-cancelable operating leases, including those described above,

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Operating lease payments in the table below include approximately $27.2 million for operating lease commitments for facilities that are included in restructuring charges. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements for a further discussion.
Future minimum lease payments as of December 31, 2011 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

	Operating Leases	Sublease Income	Net
2012	29,810	3,464	26,346
2013	21,759	1,786	19,973
2014	6,071	—	6,071
2015	5,134	—	5,134
2016	2,743	—	2,743
Thereafter	3,935	—	3,935
Total future minimum operating lease payments	$69,452	$5,250	$64,202
Of these future minimum lease payments, the Company has accrued $23.3 million in the facilities restructuring accrual at December 31, 2011. This accrual, in addition to minimum lease payments of $27.2 million, includes estimated operating expenses of $8.0 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $10.7 million and a present value discount of $1.2 million recorded in accordance with ASC 420, Exit or Disposal Cost Obligations.
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, the Company relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expire in June and July 2013. As of December 31, 2011, the Company had a liability recorded on the Consolidated Balance Sheets of $23.3 million relating to future lease costs, net of actual and expected sublease income as part of the facilities restructuring reserves.
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company will no longer have any further commitments relating to the original lease agreements. The Company will continue to receive rental payments from the tenants of approximately $10.7 million as the owner of the buildings, which include rental income and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms. The purchase of the buildings discharges the Company's future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. As a result, in the first quarter of 2012 the Company expects to reverse an accrued facilities restructuring liability of $23.3 million, which will result in a corresponding facilities restructuring benefit on the Consolidated Statement of Income. During the first quarter of 2012, the Company also expects to record a charge of approximately $23 million representing the cost to terminate the operating lease in the Consolidated Statements of Income.
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of December 31, 2011 and 2010 is not material.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2011. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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

Note 16. Litigation
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
All parties in all lawsuits have reached a settlement, which, as noted above, will not require the Company to contribute cash unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage. The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors have filed notices of appeals of the final judgment dismissing the cases upon the settlement. The Company has not paid, and does not expect to pay in the future, any amount towards the settlement. As of December 31, 2011, the Company has not accrued or disclosed any amounts because further losses are not considered probable or reasonably possible.
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
Note 17.  Related Party Transaction
Mark A. Bertelsen, a director of Informatica since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2011, 2010, and 2009 were $0.9 million, $1.4 million, and $1.4 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

Note 18.  Significant Customer Information and Segment Information
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
No customer accounted for more than 10% of revenue in 2011, 2010, and 2009. At December 31, 2011 and 2010, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 34%, 34% and 36% of total revenues in 2011, 2010, and 2009, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues:
North America	$516,348	$431,270	$321,901
Europe	195,850	161,969	129,886
Other	71,581	56,837	48,906
Total revenues	$783,779	$650,076	$500,693

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets by geographic region are summarized as follows (in thousands):

	December 31,
	2011	2010
Long-lived assets, net (excluding assets not allocated):
North America	$69,867	$81,762
Europe	3,224	4,145
Other	7,723	1,886
Total long-lived assets	$80,814	$87,793
The Company's revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company's disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
License	353,664	295,110	214,322
Service revenues:
Maintenance	314,043	255,417	215,315
Consulting, education, and other	116,072	99,549	71,056
Total service revenues	430,115	354,966	286,371
Total revenues	783,779	650,076	500,693

Note 19.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except per share data)
Total revenues	$227,133	$195,887	$192,727	$168,032
Gross profit	188,792	159,288	157,260	134,984
Facilities restructuring charges (benefit)	(1,798)	(282)	476	510
Income from operations	59,386	37,237	36,187	31,888
Net income	42,386	26,990	26,210	21,909
Net income per common share:
Basic	$0.40	$0.25	$0.25	$0.23
Diluted	$0.38	$0.24	$0.23	$0.20
Shares used in computing basic net income per common share:
Basic	106,555	106,274	106,014	96,858
Diluted	112,166	112,406	113,148	112,318

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands, except per share data)
Total revenues	$198,035	$161,250	$155,661	$135,130
Gross profit	166,073	131,377	125,861	108,336
Facilities restructuring charges (benefit)	(412)	553	336	656
Income from operations	49,070	32,398	25,451	14,916
Net income	34,632	22,471	17,427	11,794
Net income per common share:
Basic	$0.37	$0.24	$0.19	$0.13
Diluted	$0.32	$0.21	$0.17	$0.12
Shares used in computing basic net income per common share:
Basic	94,186	92,794	91,673	90,748
Diluted	111,463	109,494	107,959	107,374
Diluted net income per common share is calculated according to ASC 260, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for the years ended December 31, 2011, 2010, and 2009, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, they had an add-back of $0.8 million, $3.8 million, and $4.0 million, respectively in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the year ended December 31, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 6. Borrowings - Convertible Senior Notes of Notes to Consolidated Financial Statements for a further discussion.
Note 20.  Acquisitions
Acquisitions in 2011
Sand Technology
On October 4, 2011, the Company acquired certain assets of Sand Technology Inc., (“Sand”), a publicly-held company, relating to Sand's Information Lifecycle Management for SAP product line for approximately $6.0 million. Of the $6.0 million consideration paid to Sand, $0.8 million was placed into an escrow fund and held as partial security for indemnification obligations and $1.0 million was held back and payable upon the achievement of certain customer-related conditions. We paid approximately $0.8 million of the $1.0 million hold back in December 2011 and paid the remaining $0.2 million in the first quarter of 2012. The escrow fund will remain in place until October 4, 2013.
The Company is obligated to pay up to an additional $2.0 million in 2012 for certain deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were approximately $1.9 million and $2.0 million, respectively.
The following table summarizes the fair value of assets acquired and liabilities assumed of $7.9 million (in thousands):

Goodwill	$5,144
Developed and core technology	1,510
Customer relationships	250
Patents and applications	690
In-process research and development	460
Assumed liabilities, net of assets	(187)
Total	$7,867

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumed liabilities consisted of certain employee related compensation as of the date of the acquisition. The goodwill is not deductible for tax purposes.
ActiveBase
On July 13, 2011, the Company acquired all of the outstanding securities of ActiveBase Ltd. (“ActiveBase”), a privately-held company, for approximately $6.0 million. ActiveBase provides dynamic data masking technology. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former ActiveBase stockholders. The escrow fund will remain in place until July 14, 2013.
The Company is obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were approximately $3.3 million and $4.0 million, respectively.
The following table summarizes the fair value of assets acquired and liabilities assumed of $8.3 million and the acquiree's transaction related costs and debt settlement of $1.0 million (in thousands):

Goodwill	$7,042
Developed and core technology	2,080
Customer relationships	120
Assumed liabilities, net of assets	(968)
Total assets acquired and liabilities assumed	8,274
Acquiree's transaction related costs and debt settlement	974
Total	$9,248
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
Informatica is obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were approximately $7.3 million and $10.0 million, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed of $32.1 million and the acquiree's transaction related costs of $0.2 million (in thousands):

Goodwill	$26,188
Developed and core technology	6,910
Customer relationships	500
In-process research and development	1,632
Assumed liabilities, net of assets	(3,180)
Total assets acquired and liabilities assumed	32,050
Acquiree's transaction related costs	231
Total	$32,281
The acquiree's transaction related costs consist of legal and accounting fees and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.
Acquisitions in 2010
Siperian, Inc.
On January 28, 2010, the Company acquired Siperian, Inc. (“Siperian”), a privately-held company. Siperian provides an integrated model-driven master data management (“MDM”) platform that adapts to most business requirements. The Company acquired Siperian in a cash merger transaction valued at approximately $130.0 million. As a result of this acquisition, the Company also assumed certain facility leases and certain liabilities and commitments. Approximately $18.3 million of the consideration otherwise payable to former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan was placed into an escrow fund and held as partial security for the indemnification obligations of the former Siperian stockholders, vested option holders, and participants in Siperian's Management Acquisition Bonus Plan set forth in the merger agreement and for purposes of the working capital adjustment stated in the contract. The escrow fund terminated and the remaining funds were subsequently paid out in the third quarter of 2011.
The following table summarizes the fair value of assets acquired and liabilities assumed of $102.9 million and the acquiree's transaction related costs and debt settlement of $27.1 million, which were paid by the Company on January 28, 2010 or shortly thereafter (in thousands):

Goodwill	$78,360
Developed and core technology	21,340
Customer relationships	1,630
In-process research and development	1,920
Assumed liabilities, net of assets	(333)
Total assets acquired and liabilities assumed	102,917
Acquiree's transaction related costs and debt settlement	27,083
Total	$130,000

The acquiree's transaction related costs consist of investment banker, legal and accounting fees and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.
At the time of acquisition, the Company finalized plans to terminate certain employees and vacate certain facilities of Siperian. The cost associated with such exit activities, which are reflected in Acquisitions and Other Charges (Benefit) on the consolidated statement of income, is as follows (in thousands):

Termination of certain employees	$326
Vacating certain facilities of Siperian	1,121
Total	$1,447

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the unaudited pro forma results of Informatica (including Siperian) for the year ended December 31, 2010 (in thousands, except per share amounts). The unaudited pro forma financial information combines the results of operations of Informatica and Siperian as though the companies had been combined as of the beginning of the fiscal period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, adjustments to interest expense and interest income, adjustment of deferred revenues to its estimated fair values, and tax adjustments and tax benefits related to the acquisition.

Year Ended
December 31 2010
Pro forma total revenues	$650,995
Pro forma net income	$80,098
Pro forma net income per share - basic	$0.87
Pro forma net income per share - diluted	$0.77
Pro forma weighted-average basic shares	92,361
Pro forma weighted-average diluted shares	109,083
See Note 14. Net Income per Common Share of Notes to Consolidated Financial Statements for a discussion of the calculation of basic and diluted net income per share.
In the first quarter of 2011, the Company recorded a benefit of $1.7 million for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts. This change in estimate is included in Acquisition and Other Charges (Benefit) for the year ended December 31, 2011 on the consolidated statement of income.
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
The following table summarizes the fair value of assets acquired and liabilities assumed of $47.0 million and the acquiree's transaction related costs of $3.0 million (in thousands):

Goodwill	$36,397
Developed and core technology	9,750
Customer relationships	590
Acquired assets, net of liabilities	262
Total assets acquired and liabilities assumed	46,999
Acquiree's transaction related costs	3,001
Total	$50,000
The acquiree's transaction related costs consist of investment banker, legal and accounting fees and certain employee related compensation as of the date of this acquisition. The goodwill is not deductible for tax purposes.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21. Subsequent Event
In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated our corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expire in June and July 2013. As of December 31, 2011, we had a liability recorded on our Consolidated Balance Sheets of $23.3 million relating to future lease costs, net of actual and expected sublease income as part of our facilities restructuring reserves.
On February 15, 2012, we purchased the property associated with our former corporate headquarters at 2000 and 2100 Seaport Boulevard for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. The property consists of two office buildings of 290,305 square feet and the associated 11.6 acres of land. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term. The Company was the sole lessee of both of these buildings. As a result of the transaction, we will no longer have any further commitments relating to the original lease agreements, under which we were responsible for future payments of approximately $27.8 million. We will continue to receive rental payments from our tenants of approximately $10.7 million as the owner of the buildings, which include rental income and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms.
The purchase of the property discharges our future lease obligations that were previously accounted for under our 2001 and 2004 Restructuring Plans. As a result, in the first quarter of 2012 we expect to reverse our accrued facilities restructuring liability of $23.3 million, which will result in a corresponding facilities restructuring benefit on the Consolidated Statement of Income. During the first quarter of 2012, we also expect to record a charge of approximately $23 million representing the cost to terminate the operating lease in the Consolidated Statements of Income.
We expect that the net purchase price of the land and buildings of approximately $127 million, which represents the fair value at date of purchase, will be recorded as a component of Property and Equipment on the Consolidated Balance Sheet in the first quarter of 2012. Depreciation of the building will be computed using the straight-line method over the remaining estimated useful life of 25 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
(a)    Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Informatica's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
(b) Management's annual report on internal control over financial reporting.  The information required to be furnished pursuant to this item is set forth under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Accounting Firm” in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
(c)    Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of January 31, 2012:

Name	Age	Position(s)
Sohaib Abbasi	55	Chairman of the Board, Chief Executive Officer and President
Earl Fry	53	Chief Financial Officer, Chief Administrative Officer, Executive Vice President, Global Customer Support and Secretary
Ivan Chong	44	Executive Vice President, Data Quality Product Division
Paul Hoffman	61	Executive Vice President and President, Worldwide Field Operations
James Markarian	45	Chief Technology Officer and Executive Vice President
Girish Pancha	47	Executive Vice President and General Manager, Data Integration Product Division
Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.
Sohaib Abbasi has been our President and Chief Executive Officer since July 2004 and a member of our Board of Directors since February 2004. From 2001 to 2003, Mr. Abbasi was Senior Vice President, Oracle Tools Division and Oracle Education at Oracle Corporation, which he joined in 1982. From 1994 to 2000, he was Senior Vice President Oracle Tools Product Division at Oracle Corporation. Mr. Abbasi graduated with honors from the University of Illinois at Urbana-Champaign in 1980, where he earned both a B.S. and an M.S. degree in computer science. Mr. Abbasi serves on the Board of Directors of Red Hat, Inc.
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
Girish Pancha was an early employee of Informatica, serving in engineering management roles from November 1996 to October 1998. Mr. Pancha left in 1998 to co-found Zimba, a developer of mobile applications providing real-time access to corporate information via voice, wireless, and Web technologies. Upon Informatica's acquisition of Zimba in August 2000, Mr. Pancha rejoined us as Vice President and General Manager of the Platform Business Unit. In August 2002, he became Senior Vice President of Products. In August 2003, Mr. Pancha was promoted to Executive Vice President. Prior to Informatica, Mr. Pancha spent eight years in various development and management positions at Oracle. Mr. Pancha holds a B.S. degree in electrical engineering from Stanford University and an M.S. degree in electrical engineering from the University of Pennsylvania.
Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One - Election of Directors” in the Proxy Statement for the 2012 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2011 (the “2012 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is included under the captions, “Election of Directors - Director Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Executive Officer Compensation” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2011	$4,289	$(31)	$33	$(290)	$4,001
Year ended December 31, 2010	$3,454	$(30)	$1,475	$(610)	$4,289
Year ended December 31, 2009	$2,558	$320	$908	$(332)	$3,454

3.	Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 24, 2012

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SOHAIB ABBASI	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2012
Sohaib Abbasi
/s/ EARL FRY	Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Principal Financial and Accounting Officer)	February 24, 2012
Earl Fry
/s/ MARK BERTELSEN	Director	February 24, 2012
Mark Bertelsen
/s/ MARK GARRETT	Director	February 24, 2012
Mark Garrett
/s/ GERALD HELD	Director	February 24, 2012
Gerald Held
/s/ DAVID PIDWELL	Director	February 24, 2012
David Pidwell
/s/ CHARLES ROBEL	Director	February 24, 2012
Charles Robel
/s/ BROOKE SEAWELL	Director	February 24, 2012
Brooke Seawell
/s/ GEOFF SQUIRE	Director	February 24, 2012
Geoff Squire
/s/ GODFREY SULLIVAN	Director	February 24, 2012
Godfrey Sullivan

INFORMATICA CORPORATION
EXHIBITS TO ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2011

Exhibit Number	Document
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

3.3	Amended and Restated Bylaws of Informatica Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed on March 15, 2011, Commission File No. 0-25871).
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.1*
Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).
.

10.2*	2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011, Commission File No. 0-25871).
10.3*
Form of 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.4*
Form of 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.5*
Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.6*
Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2011, Commission File No. 0-25871).

10.7*
Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2011, Commission File No. 0-25871).

10.8*	Form of 2009 Equity Incentive Plan Performance-Based RSU Award Agreement and Notice of RSU Award.
10.9*
Form of 2009 Equity Incentive Plan Performance-Based RSU Award Agreement and Notice of RSU Award for Executive Officers (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2012, Commission File No. 0-25871).

10.10*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.11	Siperian, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on February 11, 2010, Commission File No. 333-164875).
10.12*	2000 Employee Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2001, Commission File No. 0-25871).
10.13*	1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
10.14*
1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 1 of the Company's Registration Statement on Form S-1 filed on April 8, 1999, Commission File No. 333-72677).

10.15*
Amendment to the 1999 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2003, Commission File No. 0-25871).

10.16*
Form of Letter Agreement Regarding Equity Award Change of Control Vesting between the Company and its Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

Exhibit Number	Document
10.17*
Employment Agreement dated July 19, 2004 between the Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).

10.18*
Amendment to Sohaib Abbasi Employment Agreement dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 26, 2009, Commission File No. 0-25871).

10.19*
Second Amendment to Sohaib Abbasi Employment Agreement dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.20*
Form of Amended and Restated Executive Severance Agreement between the Company and each of its executive officers (other than the Chief Executive Officer) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.21*	Description of 2011Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 31, 2011, Commission File No. 0-25871).
10.22*	Description of 2012 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2012, Commission File No. 0-25871).
10.23
Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.24
Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.25
Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).

10.26
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

10.27	Purchase and Sale Agreement between Informatica Corporation and VII Pacific Shores Investors, L.L.C., dated as of November 17, 2011, as amended.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS ***	XBRL Instance.
101.SCH***	XBRL Taxonomy Extension Schema.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB***	XBRL Taxonomy Extension Label Linkbase.
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished, not filed.
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.