Form 10-Q
period 2012-03-31
INFORMATICA CORP
filed 2012-05-09
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of April 30, 2012, there were approximately 108,255,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,250	$316,835
Short-term investments	313,774	285,579
Accounts receivable, net of allowances of $3,920 and $4,001, respectively	125,829	176,066
Deferred tax assets	20,958	21,591
Prepaid expenses and other current assets	29,060	23,206
Total current assets	741,871	823,277
Property and equipment, net	146,328	16,025
Goodwill	433,277	432,269
Other intangible assets, net	57,594	64,789
Long-term deferred tax assets	24,692	23,037
Other assets	5,433	21,351
Total assets	$1,409,195	$1,380,748
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,941	$9,459
Accrued liabilities	47,625	58,947
Accrued compensation and related expenses	39,658	58,042
Income taxes payable	168	1,178
Accrued facilities restructuring charges	—	17,751
Deferred revenues	227,219	208,039
Total current liabilities	322,611	353,416
Accrued facilities restructuring charges, less current portion	—	5,543
Long-term deferred revenues	7,514	6,573
Long-term income taxes payable	17,881	16,709
Other liabilities	3,345	6,304
Total liabilities	351,351	388,545
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,128 shares and
106,946 shares issued and outstanding at March 31, 2012 and December 31, 2011,
respectively	108	107
Additional paid-in capital	785,155	751,350
Accumulated other comprehensive loss	(7,496)	(12,802)
Retained earnings	280,077	253,548
Total stockholders’ equity	1,057,844	992,203
Total liabilities and stockholders’ equity	$1,409,195	$1,380,748
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
License	$80,108	$71,501
Service	115,912	96,531
Total revenues	196,020	168,032
Cost of revenues:
License	1,102	1,441
Service	30,456	27,314
Amortization of acquired technology	5,631	4,293
Total cost of revenues	37,189	33,048
Gross profit	158,831	134,984
Operating expenses:
Research and development	34,772	30,587
Sales and marketing	67,709	59,582
General and administrative	15,685	12,038
Amortization of intangible assets	1,652	2,081
Facilities restructuring and facility lease termination costs, net	710	510
Acquisitions and other charges (benefit)	286	(1,702)
Total operating expenses	120,814	103,096
Income from operations	38,017	31,888
Interest income	1,175	1,095
Interest expense	(124)	(1,780)
Other expense, net	(353)	(932)
Income before income taxes	38,715	30,271
Income tax provision	12,186	8,362
Net income	$26,529	$21,909
Basic net income per common share	$0.25	$0.23
Diluted net income per common share	$0.24	$0.20
Shares used in computing basic net income per common share	107,576	96,858
Shares used in computing diluted net income per common share	112,792	112,318
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$26,529	$21,909
Other comprehensive income:
Change in foreign currency translation adjustment (net of tax effect of $138 and $175)	4,133	6,255
Available-for-sale investments:
Change in net unrealized gain (loss)	438	(287)
Less: reclassification adjustment for net gain (loss) included in net income	—	—
Net change (net of tax effect of $173 and $176)	438	(287)
Cash flow hedges:
Change in unrealized gain (loss)	532	(1,027)
Less: reclassification adjustment for loss included in net income	203	325
Net change (net of tax effect of $624 and $429)	735	(702)
Total other comprehensive income net of tax effect	5,306	5,266
Total comprehensive income, net of tax effect	$31,835	$27,175
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$26,529	$21,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,247	1,468
Recovery of doubtful accounts	(109)	(517)
Gain on sale of investment in equity interest	(125)	—
Share-based compensation	10,618	7,512
Deferred income taxes	(1,766)	(337)
Tax benefits from share-based compensation	5,692	5,476
Excess tax benefits from share-based compensation	(5,190)	(5,397)
Amortization of intangible assets and acquired technology	7,283	6,374
Settlement of lease obligations	585	—
Non-cash facilities restructuring charges	125	510
Other non-cash items	286	(1,702)
Changes in operating assets and liabilities:
Accounts receivable	50,346	56,416
Prepaid expenses and other assets	11,014	(6,076)
Accounts payable and accrued liabilities	(32,699)	(26,892)
Income taxes payable	(1,513)	(2,187)
Accrued facilities restructuring charges	(23,977)	(3,553)
Deferred revenues	20,120	8,725
Net cash provided by operating activities	69,466	61,729
Investing activities:
Purchases of property and equipment	(132,178)	(605)
Purchases of investments	(80,129)	(58,112)
Purchase of investment in equity interest	(103)	—
Sale of investment in equity interest	125	—
Maturities of investments	12,841	42,390
Sales of investments	40,831	48,503
Net cash provided by (used in) investing activities	(158,613)	32,176
Financing activities:
Net proceeds from issuance of common stock	20,495	17,060
Repurchases and retirement of common stock	—	(3,181)
Redemption of convertible senior notes	—	(4)
Withholding taxes related to restricted stock units net share settlement	(2,997)	(2,659)
Excess tax benefits from share-based compensation	5,190	5,397
Net cash provided by financing activities	22,688	16,613
Effect of foreign exchange rate changes on cash and cash equivalents	1,874	4,495
Net increase (decrease) in cash and cash equivalents	(64,585)	115,013
Cash and cash equivalents at beginning of period	316,835	208,899
Cash and cash equivalents at end of period	$252,250	$323,912
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2012 and 2011 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2012, or any other future period.
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
These unaudited, condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K filed with the SEC. The consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated financial statements of the Company. The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
As discussed below, on January 1, 2012, the Company adopted Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which clarifies the application of certain existing fair value measurement guidance and expands the disclosure for fair value measurements that are estimated using significant unobservable (Level 3) inputs.
The Company also adopted Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). In June 2011, the FASB issued ASU 2011-05 which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted both standards in the first quarter of 2012.
There have been no other changes in our critical accounting policies since the end of fiscal year 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$34,996	$34,996	$—	$—
Time deposits (ii)	38,394	38,394	—	—
Marketable debt securities (ii)	275,380	—	275,380	—
Total money market funds, time deposits, and marketable debt securities	348,770	73,390	275,380	—
Foreign currency derivatives (iii)	432	—	432	—
Total assets	$349,202	$73,390	$275,812	$—
Liabilities:
Foreign currency derivatives (iv)	$843	$—	$843	$—
Acquisition-related contingent consideration (v)	10,039	—	—	10,039
Total liabilities	$10,882	$—	$843	$10,039
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$147,635	$147,635	$—	$—
Time deposits (ii)	38,683	38,683	—	—
Marketable debt securities (ii)	246,896	—	246,896	—
Total money market funds, time deposits, and marketable debt securities	433,214	186,318	246,896	—
Foreign currency derivatives (iii)	702	—	702	—
Total assets	$433,916	$186,318	$247,598	$—
Liabilities:
Foreign currency derivatives (iv)	$2,496	$—	$2,496	$—
Acquisition-related contingent consideration (v)	12,872	—	—	12,872
Total liabilities	$15,368	$—	$2,496	$12,872
____________________

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(ii)	Included in short-term investments on the condensed consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(iv)	Included in accrued liabilities on the condensed consolidated balance sheets.

(v)	Included in accrued and other liabilities on the condensed consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Money Market Funds, Time Deposits, and Marketable Securities
The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, time deposits, and marketable securities.
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
There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2011 and 2012.
See Note 6. Accumulated Other Comprehensive Income, Note 7. Derivative Financial Instruments, and Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
We estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the three months ended March 31, 2012 consisted of the following (in thousands):

March 31, 2012
Beginning balance at December 31, 2011	$12,872
Change in fair value of contingent consideration	287
Payment of contingent consideration	(3,120)
Ending balance at March 31, 2012	$10,039

See Note 16. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gain recognized for the three months ended March 31, 2012 was negligible. Realized gain recognized for the three months ended March 31, 2011 was approximately $0.3 million. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of March 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$217,254	$—	$—	$217,254
Cash equivalents:
Money market funds	34,996	—	—	34,996
Total cash equivalents	34,996	—	—	34,996
Total cash and cash equivalents	252,250	—	—	252,250
Short-term investments:
Certificates of deposit	2,748	9	—	2,757
Commercial paper	3,894	—	—	3,894
Corporate notes and bonds	140,851	339	(102)	141,088
Federal agency notes and bonds	107,470	159	(54)	107,575
Time deposits	38,394	—	—	38,394
U.S. government notes and bonds	7,179	18	—	7,197
Municipal notes and bonds	12,830	39	—	12,869
Total short-term investments	313,366	564	(156)	313,774
Total cash, cash equivalents, and short-term investments (i)	$565,616	$564	$(156)	$566,024
____________________

(i)	Total estimated fair value above included $348.8 million comprised of cash equivalents and short-term investments at March 31, 2012.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$169,200	$—	$—	$169,200
Cash equivalents:
Money market funds	147,635	—	—	147,635
Total cash equivalents	147,635	—	—	147,635
Total cash and cash equivalents	316,835	—	—	316,835
Short-term investments:
Certificates of deposit	2,755	—	—	2,755
Commercial paper	2,998	—	—	2,998
Corporate notes and bonds	122,803	209	(596)	122,416
Federal agency notes and bonds	103,932	149	(26)	104,055
Time deposits	38,683	—	—	38,683
U.S. government notes and bonds	2,892	21	—	2,913
Municipal notes and bonds	11,718	41	—	11,759
Total short-term investments	285,781	420	(622)	285,579
Total cash, cash equivalents, and short-term investments (i)	$602,616	$420	$(622)	$602,414
____________________

(i)	Total estimated fair value above included $433.2 million comprised of cash equivalents and short-term investments at December 31, 2011.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at March 31, 2012 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$60,516	$(102)
Federal agency notes and bonds	39,577	(54)
Total	$100,093	$(156)
As of March 31, 2012, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at March 31, 2012 (in thousands):

	Cost	Fair Value
Due within one year	$184,324	$184,506
Due in one year to two years	105,425	105,671
Due after two years	23,617	23,597
Total	$313,366	$313,774

Note 3.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at March 31, 2012 and December 31, 2011 (in thousands):

	Estimated Useful Lives	March 31, 2012	December 31, 2011
Land	N/A	$20,637	$—
Buildings	25 years	105,725	—
Site improvements	15 years	1,162	—
Total land and buildings		127,524	—
Computer and equipment	1-5 years	50,943	51,907
Furniture and fixtures	3-5 years	6,449	5,391
Leasehold improvements	1-7 years	23,659	22,039
Capital work-in-progress		1,006	471
Total property and equipment		209,581	79,808
Less: Accumulated depreciation and amortization		(63,253)	(63,783)
Total property and equipment, net		$146,328	$16,025
On February 15, 2012, the Company purchased the property associated with its former corporate headquarters at 2000 and 2100 Seaport Boulevard in Redwood City, California. The property consists of two office buildings totaling an aggregate of 290,305 square feet and the associated 11.6 acres of land. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term in accordance with ASC 840 Leases. The purchase of the property totaled approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. The Company recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease in the Condensed Consolidated Statement of Income during the three months ended March 31, 2012. The net purchase price of the land and buildings was $127.5 million, which represents the fair value at date of purchase. The net purchase price was allocated as $105.7 million to buildings, $20.6 million to land, and $1.2 million to site improvements. The building and site improvements will be depreciated on a straight-line basis over the estimated useful life of 25 years and 15 years, respectively. See Note 10. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of March 31, 2012 and December 31, 2011 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2011	Additions	March 31, 2012	December 31, 2011	Expense	March 31, 2012	December 31, 2011	March 31, 2012	Average Useful Life (Years)
Developed and core technology	$102,492	$76	$102,568	$(54,742)	$(5,630)	$(60,372)	$47,750	$42,196	6
Customer relationships	34,385	12	34,397	(25,871)	(1,059)	(26,930)	8,514	7,467	6
Vendor relationships	7,908	—	7,908	(4,207)	(383)	(4,590)	3,701	3,318	5
Other:
Trade names	2,494	—	2,494	(1,645)	(90)	(1,735)	849	759	5
Covenants not to compete	2,000	—	2,000	(2,000)	—	(2,000)	—	—	5
Patents	4,442	—	4,442	(948)	(121)	(1,069)	3,494	3,373	10
Total intangible assets subject to amortization	153,721	88	153,809	(89,413)	(7,283)	(96,696)	64,308	57,113
In-process research and development	481	—	481	—	—	—	481	481	N.A.
Total intangible assets, net	$154,202	$88	$154,290	$(89,413)	$(7,283)	$(96,696)	$64,789	$57,594
Total amortization expense related to intangible assets was $7.3 million and $6.4 million for the three months ended March 31, 2012 and 2011, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2012, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2012	$15,617	$4,401	$20,018
2013	16,690	5,296	21,986
2014	6,222	2,572	8,794
2015	2,286	848	3,134
2016	1,225	1,511	2,736
Thereafter	156	289	445
Total intangible assets subject to amortization	$42,196	$14,917	$57,113
In the fourth quarter of 2011, in conjunction with our acquisition of certain assets of Sand Technology, the Company recorded in-process research and development (IPR&D) of $0.5 million. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. As of March 31, 2012, the IPR&D recorded from the acquisition of certain assets of Sand Technology had not yet achieved technological feasibility, and is expected to achieve technological feasibility during the second quarter of 2012, at which time it will be transferred into developed technology and amortized over the expected useful life of the technology.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows (in thousands):

March 31, 2012
Beginning balance as of December 31, 2011	$432,269
Subsequent goodwill adjustments	1,008
Ending balance as of March 31, 2012	$433,277
Subsequent goodwill adjustments of $1.0 million for the three months ended March 31, 2012 consist primarily of foreign currency translation adjustments.

Note 5.  Borrowings
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
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of March 31, 2012, and a total of $220.0 million remained available for borrowing.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2012.

Note 6.  Accumulated Other Comprehensive Income
Accumulated other comprehensive loss, net of taxes, as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Net unrealized gain (loss) on available-for-sale investments	$313	$(125)
Cumulative translation adjustments	(7,242)	(11,375)
Derivative loss	(567)	(1,302)
Accumulated other comprehensive loss, net of taxes	$(7,496)	$(12,802)
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011.
Informatica determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.
See Note 1. Summary of Significant Accounting Policies, Note 7. Derivative Financial Instruments, and Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

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
The Company has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2012 financial plan. As of March 31, 2012, these foreign exchange contracts, carried at fair value, have a maturity of ten months or less. Foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid or intercompany revenue is received and any gain or loss is offset against expense.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The notional amount of these foreign exchange forward contracts was $21.7 million and $39.3 million as of March 31, 2012 and December 31, 2011, respectively.
Balance Sheet Hedges
Beginning in the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were $6.6 million to buy at March 31, 2012, and $5.0 million to sell at March 31, 2012 and December 31, 2011.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012		December 31, 2011
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$39	$779	$—	$2,480
Derivatives not designated as hedging instruments	393	64	702	16
Total fair value of derivative instruments	$432	$843	$702	$2,496
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
As of March 31, 2012, a derivative loss of $0.6 million was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the next twelve months.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis. Informatica uses a change in spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Amount of gain (loss) recognized in other comprehensive income (effective portion)	$1,156	$(1,456)
Amount of loss reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(203)	$(325)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$460	$248
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gain recognized in other income (expense), net for non-designated foreign currency forward contracts for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Gain (loss) recognized in interest and other expense, net	$(173)	$185
See Note 1. Summary of Significant Accounting Policies and Note 6. Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 8.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
During the three months ended March 31, 2011, the Company repurchased 64,612 shares of its common stock at a cost of $3.2 million. There were no repurchases of the common stock during the three months ended March 31, 2012. There were no repurchases of the Notes in the first quarter of 2011 before the Notes were redeemed on March 18, 2011. See Note 5. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
As of March 31, 2012, $77.1 million remained available for repurchase under this program.
Note 9.  Share-Based Compensation
The Company grants restricted stock units (“RSUs”) and stock options under its 2009 Equity Incentive Plan. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of each option award on the date of grant. The Company uses a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and it uses market-based implied volatilities for its Employee Stock Purchase Plan (“ESPP”). The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The risk-free interest rate for the expected term of the options and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant.
The Company records share-based compensation for RSUs and options granted net of estimated forfeiture rates. The Company estimates forfeiture rates at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended March 31,
	2012	2011
Option grants:
Expected volatility	42%	36%
Weighted-average volatility	42%	36%
Expected dividends	—	—
Expected term of options (in years)	3.3	3.8
Risk-free interest rate	0.5%	1.5%
ESPP:*
Expected volatility	43%	35%
Weighted-average volatility	43%	35%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.2%
____________________

*	ESPP purchases are made on the last day of January and July of each year.
The allocations of the share-based compensation, net of income tax benefit, for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of service revenues	$1,087	$864
Research and development	3,485	2,399
Sales and marketing	3,338	2,409
General and administrative	2,708	1,840
Total share-based compensation	10,618	7,512
Tax benefit of share-based compensation	(2,718)	(1,870)
Total share-based compensation, net of tax benefit	$7,900	$5,642

Note 10.  Facilities Restructuring Charges
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
2004 Restructuring Plan
In October 2004, the Company announced a restructuring plan (“2004 Restructuring Plan”) related to the December 2004 relocation of the Company’s corporate headquarters within Redwood City, California. In 2005, the Company subleased the available space at the Pacific Shores Center under the 2004 Restructuring Plan. The Company recorded restructuring charges of approximately $103.6 million, consisting of $21.6 million in leasehold improvement and asset write-offs and $82.0 million related to estimated facility lease losses.
Subsequent to 2004, the Company continued to record accretion on the cash obligations related to the 2004 Restructuring Plan. Accretion represents imputed interest and is the difference between the non-discounted future cash obligations and the discounted present value of these cash obligations.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company no longer has any further commitments relating to the original lease agreements. The purchase of the buildings discharges the Company's future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease in accordance with ASC 840 Leases. The Company was the sole lessee of both of these buildings. During the first quarter of 2012 the Company reversed the existing accrued facilities restructuring liability of $20.6 million and recorded a corresponding facilities restructuring benefit on the Condensed Consolidated Statement of Income in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company also recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease included in facility lease termination costs, net in the Condensed Consolidated Statements of Income. See Note 3. Property and Equipment of Notes to Condensed Consolidated Financial Statements for a further discussion.
A summary of the activity of the accrued restructuring charges for the three months ended March 31, 2012 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Reversal on Purchase of	Accrued Restructuring Charges at
	December 31, 2011	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	Land and Buildings	March 31, 2012
2004 Restructuring Plan
Excess lease facilities	$20,810	$97	$28	$(2,422)	$(28)	$(18,485)	$—
2001 Restructuring Plan
Excess lease facilities	2,484	—	—	(327)	—	(2,157)	—
Total restructuring plans	$23,294	$97	$28	$(2,749)	$(28)	$(20,642)	$—
For the three months ended March 31, 2012, prior to the acquisition the Company recorded $0.1 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the Condensed Consolidated Statement of Income. Net cash payments for the three months ended March 31, 2012 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $2.4 million and $0.3 million, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Income Taxes
The Company's effective tax rates were 31% and 28% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code offset by compensation expense related to non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The effective tax rate for the three months ended March 31, 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code offset by compensation expense related to non-deductible share-based compensation, state income taxes, acquisition related costs, and the accrual of reserves related to uncertain tax positions. The Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest these earnings offshore with the exception of Israel.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2012, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended March 31, 2012, it was considered more likely than not that the Company's non-share-based payments related deferred tax assets would be realized with the exception of the deferred tax asset related to the California research and development credit generated in 2012. Even though this attribute has an indefinite life, it is unlikely that the Company will utilize any of this currently generated credit in the foreseeable future. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $16.0 million and $13.8 million as of March 31, 2012 and 2011, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2012 and 2011 were approximately $2.5 million and $1.8 million, respectively. As of March 31, 2012, the gross uncertain tax position was approximately $17.0 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Additionally, the IRS has notified the Company that it will audit the final pre-acquisition federal tax return of one of its wholly owned subsidiaries. Most federal, state, and foreign jurisdictions have anywhere from three to six open tax years at any point in time. The field work for certain federal, state, and foreign audits has commenced and is at various stages of completion as of March 31, 2012.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$26,529	$21,909
Effect of convertible senior notes, net of related tax effects	—	811
Net income adjusted	$26,529	$22,720
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	107,576	96,858
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	473	605
Dilutive effect of employee stock options	4,743	6,613
Dilutive effect of convertible senior notes	—	8,242
Shares used in computing diluted net income per common share	112,792	112,318
Basic net income per common share	$0.25	$0.23
Diluted net income per common share	$0.24	$0.20
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	2,442	752
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that the Notes had a dilutive effect on diluted net income per share for the three months ended March 31, 2011. As such, the Company had an add-back of $0.8 million for the three months ended March 31, 2011, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The Notes were redeemed on March 18, 2011; therefore, there was no dilutive effect of the notes for the three months ended March 31, 2012. See Note 5. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
Note 13.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $2.7 million for the remainder of 2012 and $3.6 million for the year ending December 31, 2013.
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
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company no longer has any further commitments relating to the original lease agreements. The Company will continue to receive payments from the tenants of approximately $6.1 million as the owner of the buildings, which include rental income of $4.4 million and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms of $1.7 million. The estimates of lease income may vary significantly depending, in part, on factors that may be beyond the Company's control, such as the global economic

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

downturn, time periods required to locate and contract suitable leases, and market rates at the time of leases. Currently, the Company has leased its former corporate headquarters through July 2013. Future adjustments to the expected lease income could result from any default by a lessor, which could impact the time period that the buildings will be vacant, expected lease rates, and expected lease terms.
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of March 31, 2012 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2012	$9,505
2013	11,850
2014	6,768
2015	6,076
2016	3,214
Thereafter	3,973
Total future minimum operating lease payments	$41,386
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of March 31, 2012 and December 31, 2011 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.

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
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations. See Note 1. Summary of Significant Accounting Policies, Note 6. Accumulated Other Comprehensive Income, and Note 7. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements for a further discussion.
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
All parties in all lawsuits have reached a settlement, which, as noted above, will not require the Company to contribute cash unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage. The Court gave preliminary approval to the settlement on June 10, 2009 and gave final approval on October 6, 2009. Several objectors filed notices of appeals of the final judgment dismissing the cases upon the settlement. The final objector's appeal was dismissed in January 2012, and the litigation has concluded.
General. The Company is also a party to various legal proceedings and claims arising from the normal course of its business activities, including proceedings and claims related to patents and other intellectual property related matters. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a material loss may be incurred, the Company discloses the estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods.

Note 14.  Significant Customer Information and Segment Information
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
No customer accounted for more than 10% of revenue in the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 35% and 34% of total revenues in the first quarter of 2012 and 2011, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
North America	$128,180	$110,921
Europe	43,422	41,136
Other	24,418	15,975
Total revenues	$196,020	$168,032
Long-lived assets by geographic region are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Long-lived assets, net (excluding assets not allocated):
North America	$191,337	$69,867
Europe	3,437	3,224
Other	9,148	7,723
Total long-lived assets	$203,922	$80,814

Note 15.  Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company has adopted ASU 2011-04 prospectively as required in the first quarter of 2012. The adoption of this ASU did not have any material impact to the condensed consolidated financial statements and disclosures.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders' equity. In December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

statement. The Company has adopted both standards as required in the first quarter of 2012. The adoption of this ASU did not have an impact to the condensed consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to use a qualitative approach to test goodwill for impairment. This ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company's impairment test in October 2012 and early adoption is permitted. The Company does not expect its adoption of ASU 2011-08 to have an impact to the condensed consolidated financial statements.
In December 2011, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. ASU 2011-11 will be effective for us in fiscal 2013 and any related disclosures required will be applied retrospectively. The adoption of ASU 2011-11 may impact future disclosures but will not impact the consolidated financial statements.
Note 16.  Acquisitions
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
The Company is obligated to pay up to an additional $2.0 million in 2012 for certain deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were approximately $1.9 million and $2.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $1.0 million in earn-out payments during the three months ended March 31, 2012.
The following table summarizes the fair value of assets acquired and liabilities assumed of $7.9 million (in thousands):

Goodwill	$5,144
Developed and core technology	1,510
Customer relationships	250
Patents and applications	690
In-process research and development	460
Assumed liabilities, net of assets	(187)
Total	$7,867
The assumed liabilities consisted of certain employee related compensation as of the date of the acquisition. The goodwill is partially deductible for tax purposes.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $3.3 million and $4.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $0.1 million in earn-out payments during the three months ended March 31, 2012.
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
Informatica is obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $7.3 million and $10.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $2.0 million in earn-out payments during the three months ended March 31, 2012.

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
We grew our total revenues in the first quarter of 2012 by 17% to $196.0 million compared to $168.0 million for the same period in 2011. License revenues grew by 12% to $80.1 million in the first quarter of 2012 compared to $71.5 million for the same period in 2011. Our growth in license revenues reflected the continued market acceptance of our products for broader data integration projects. Services revenues increased by 20% in the first quarter of 2012 from the same period in 2011 due to a 22% growth in maintenance revenues and a 14% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues was 19% in the first quarter of both 2011 and 2012.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

•
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry pose challenges as competitors market a broader suite of software products or solutions and bundled pricing arrangements to our existing or prospective customers.

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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally have weaker demand for our software products and services in the first and third quarters of the year. Each quarter of 2011 and the first quarter of 2012 followed these seasonal trends. The continued uncertain macroeconomic conditions make our historical seasonal trends more difficult to predict.

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
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of traditional data warehouse products and more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration. We also operate the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. To address the risks of introducing new products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiators, and key business values. These programs include user conferences for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel, “webinars” and other informational seminars and materials for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral.
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

For further discussion regarding these and related risks, see Risk Factors in Part II, Item 1A of this Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, income taxes, impairment of goodwill and intangible assets, business combinations, share-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The critical accounting estimates associated with these policies are discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. On January 1, 2012, we adopted an accounting pronouncement on fair value measurements that are estimated using significant unobservable (Level 3) inputs. As discussed below, on January 1, 2012, we also adopted an accounting pronouncement on the presentation of other comprehensive income. There have been no other changes in our critical accounting policies since the end of fiscal year 2011.
Other Comprehensive Income
In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted both standards in the first quarter of 2012.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 15. Recent Accounting Pronouncements of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three and nine months ended March 31, 2012 and 2011 as a percentage of total revenues:

	Three Months Ended March 31,
	2012	2011
Revenues:
License	41%	43%
Service	59	57
Total revenues	100	100
Cost of revenues:
License	1	1
Service	15	16
Amortization of acquired technology	3	3
Total cost of revenues	19	20
Gross profit	81	80
Operating expenses:
Research and development	18	18
Sales and marketing	35	36
General and administrative	8	7
Amortization of intangible assets	1	1
Facilities restructuring and facility lease termination costs, net	—	—
Acquisitions and other charges (benefit)	—	(1)
Total operating expenses	62	61
Income from operations	19	19
Interest income	1	1
Interest expense	—	(1)
Other expense, net	—	(1)
Income before income taxes	20	18
Income tax provision	6	5
Net income	14%	13%

Revenues
Our total revenues increased to $196.0 million for the three months ended March 31, 2012 compared to $168.0 million for the three months ended March 31, 2011, representing a growth of $28.0 million (or 17%). The increase was due to an increase in the average transaction size of license orders and growth in our customer installed base.

The following table and discussion compare our revenues by type for the three months ended March 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
License	$80,108	$71,501	12%
Service revenues:
Maintenance	86,038	70,435	22%
Consulting, education, and other	29,874	26,096	14%
Total service revenues	115,912	96,531	20%
Total revenues	$196,020	$168,032	17%
License Revenues
Our license revenues increased to $80.1 million (or 41% of total revenues) for the three months ended March 31, 2012 from $71.5 million (or 43% of total revenues) for the three months ended March 31, 2011. The increase in license revenues of $8.6 million (or 12%) for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to an increase in the average transaction size of license orders, resulting in growth of license revenues across all major geographic regions except Europe. Our growth in license revenues reflected the continued market acceptance of our products beyond data warehousing and the adoption of new technologies.
The number of transactions greater than $1.0 million decreased to 11 in the first quarter of 2012 compared to 13 in the first quarter of 2011.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the first quarter of 2012, including upgrades for which we charge customers an additional fee, increased to $485,000 from $399,000 in the first quarter of 2011.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $86.0 million (or 44% of total revenues) for the three months ended March 31, 2012 compared to $70.4 million (or 42% of total revenues) for the three months ended March 31, 2011. The increase of $15.6 million (or 22%) in maintenance revenues for the three months ended March 31, 2012, compared to the same period in 2011 was primarily due to the increasing size of our installed customer base, including those acquired through our acquisitions in 2011. See Note 16. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2012, we expect maintenance revenues to increase from the comparable 2011 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $29.9 million (or 15% of total revenues) for the three months ended March 31, 2012 compared to $26.1 million (or 15% of total revenues) for the three months ended March 31, 2011. The increase of $3.8 million (or 14%) in consulting, education, and other services revenues for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to an increase in subscription revenues and higher demand for our consulting services.
For the remainder of 2012, we expect our revenues from consulting and education, and other services revenues to increase from the comparable 2011 levels due to an increase in demand for consulting services and subscriptions offerings.
International Revenues
Our international revenues were $67.8 million (or 35% of total revenues) and $57.1 million (or 34% of total revenues) for the three months ended March 31, 2012 and 2011, respectively. The increase of $10.7 million (or 19%) in international revenues for the three months ended March 31, 2012, compared to the same period in 2011 was primarily due to an increase in license revenues in Latin America and Asia and an increase in maintenance revenues in Europe, partially offset by a decline in license revenues in Europe.

For the remainder of 2012, we expect our international revenues as a percentage of total revenues to be relatively consistent with or increase slightly from the comparable 2011 levels.
Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)
Our potential future revenues include backlog consisting primarily of (1) product orders (both on a perpetual and subscription basis) that have not shipped as of the end of a given quarter, (2) product orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized after cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (3) subscription offerings that are recognized over the period of performance as services are provided, and (4) consulting and education services revenues that have been prepaid but for which services have not yet been performed.
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at March 31, 2012 were approximately $251.9 million compared to $215.4 million at March 31, 2011 and $251.3 million at December 31, 2011. The change in the first quarter of 2012 from the comparable period of 2011 was primarily due to increases in deferred perpetual license, deferred subscription license, and deferred maintenance revenues, partially offset by a decrease in license backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Cost of license revenues	$1,102	$1,441	(24)%
Cost of service revenues	30,456	27,314	12%
Amortization of acquired technology	5,631	4,293	31%
Total cost of revenues	$37,189	$33,048	13%
Cost of license revenues, as a percentage of license revenues	1%	2%	(1)%
Cost of service revenues, as a percentage of service revenues	26%	28%	(2)%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues slightly decreased to $1.1 million (or 1% of license revenues) for the three months ended March 31, 2012 compared to $1.4 million (or 2% of license revenues) in the same period of 2011. The decrease of $0.3 million (or 24%) in cost of license revenues for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to a proportional increase in license revenues and a slightly lower mix of royalty bearing products for the three months ended March 31, 2012.
For the remainder of 2012, we expect that our cost of license revenues as a percentage of license revenues to be relatively consistent with the first quarter of 2012.

Cost of Service Revenues
Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other services revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other services revenue consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities.
Cost of service revenues was $30.5 million (or 26% of service revenues) in the first quarter of 2012 compared to $27.3 million (or 28% of service revenues) in the same period of 2011. The $3.2 million (or 12%) increase in the first quarter of 2012 compared to the same period of 2011 was primarily due to a $1.7 million increase in personnel related costs, a $0.6 million increase in subcontractor fees, and a $0.9 million increase in general overhead costs. The majority of these increases were driven by increased demand for our consulting and education services in the first quarter of 2012 compared to the same period of 2011.
For the remainder of 2012, we expect that our cost of service revenues, in absolute dollars, to increase from the 2011 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2012 to remain relatively consistent with 2011 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Amortization of acquired technology	$5,631	$4,293	31%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $5.6 million for the three months ended March 31, 2012 compared to $4.3 million in the same period of 2011. The increase of $1.3 million (or 31%) for the three months ended March 31, 2012, compared to the same period of 2011 was primarily due to amortization of certain technologies from the acquisitions of WisdomForce, ActiveBase and Sand Technology in 2011.
For the remainder of 2012, we expect the amortization of acquired technology to be approximately $15.6 million before the effect of any potential future acquisitions subsequent to March 31, 2012.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Research and development	$34,772	$30,587	14%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $34.8 million (or 18% of total revenues) for the three months ended March 31, 2012 from $30.6 million (or 18% of total revenues) for the three months ended March 31, 2011. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $4.2 million (or 14%) increase in first quarter of 2012 compared to the same period of 2011 was primarily due to a $3.7 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.5 million increase in general overhead costs.
For the remainder of 2012, we expect research and development expenses as a percentage of total revenues to be relatively consistent with the first quarter of 2012.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Sales and marketing	$67,709	$59,582	14%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $67.7 million (or 35% of total revenues) for the three months ended March 31, 2012 compared to $59.6 million (or 36% of total revenues) for the three months ended March 31, 2011.
The $8.1 million (or 14%) increase for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to a $5.5 million increase in personnel-related costs, a $0.8 million increase in marketing programs, a $0.9 million increase in outside services, and a $0.9 million increase in general overhead costs. Personnel-related costs include sales commissions, share-based compensation, and headcount growth. Headcount increased from 776 in March 2011 to 872 in March 2012.
For the remainder of 2012, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first quarter of 2012. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
General and administrative	$15,685	$12,038	30%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses increased to $15.7 million (or 8% of total revenues) for the three months ended March 31, 2012 compared to $12.0 million (or 7% of total revenues) for the three months ended March 31, 2011.
The $3.7 million (or 30%) increase for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to a $2.5 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.8 million increase in outside services.
For the remainder of 2012, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with the first quarter of 2012.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Amortization of intangible assets	$1,652	$2,081	(21)%

Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $1.7 million (or 1% of total revenues) for the three months ended March 31, 2012 compared to $2.1 million (or 1% of total revenues) for the three months ended March 31, 2011.
The decreases of $0.4 million (or 21%) in amortization of intangible assets for the three months ended March 31, 2012, compared to the same period in 2011 was primarily due to decreasing amortization for customer relationships, which are amortized using a method based on expected cash flows.
For the remainder of 2012, we expect amortization of the remaining intangible assets to be approximately $4.4 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to March 31, 2012.
Facilities Restructuring and Facility Lease Termination Costs, Net
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs, net (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Facilities restructuring and facility lease termination costs, net	$710	$510	39%
In February 2012, we purchased the property associated with our former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges our future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term in accordance with ASC 840 Leases. We were the sole lessee of the buildings at the time of the acquisition. During the first quarter of 2012 we reversed the existing accrued facilities restructuring liability of $20.6 million and recorded a corresponding facilities restructuring benefit on the Condensed Consolidated Statement of Income in accordance with ASC 420 Exit or Disposal Cost Obligations. We also recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease included in facility lease termination costs, net in the Condensed Consolidated Statements of Income. See Note 10. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the three months ended March 31, 2012, we recorded a net facilities restructuring and facility lease termination costs of $0.7 million, for accretion charges related to the 2004 Restructuring Plan of $0.1 million and an expense of $21.2 million related to the net cost to settle an existing lease obligation, offset by a benefit as a result of the reversal of the existing accrued facilities restructuring liability of $20.6 million. Comparatively, for the three months ended March 31, 2011, we recorded restructuring charges of $0.5 million for accretion charges related to the 2004 Restructuring Plan.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $2.4 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.
Acquisitions and Other Charges (Benefit)
The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Acquisitions and other charges (benefit)	$286	$(1,702)	(117)%
For the three months ended March 31, 2012, acquisition and other of $0.3 million primarily consisted of legal fees and earn-

out accretion. For the three months ended March 31, 2011, acquisition and other consisted of a $1.7 million benefit for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts.
Interest and Other Expense, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Interest income	$1,175	$1,095	7%
Interest expense	(124)	(1,780)	(93)%
Other expense, net	(353)	(932)	62%
Interest and other expense, net	$698	$(1,617)	143%
Interest and other expense, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The increase in income of $2.3 million in the three months ended March 31, 2012 compared to the same period of 2011 was primarily due to a $1.6 million decrease in interest expense associated with the Senior Convertible Notes (“Notes”) that were redeemed in the first quarter of 2011 and a $0.7 million decrease in foreign exchange losses.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2012	2011	Percentage Change
Income tax provision	$12,186	$8,362	46%
Effective tax rate	31%	28%	3%
Our effective tax rates were 31% and 28% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate for the three months ended March 31, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code offset by compensation expense related to non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The effective tax rate for the three months ended March 31, 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code offset by compensation expense related to non-deductible share-based compensation, state income taxes, acquisition related costs, and the accrual of reserves related to uncertain tax positions. We have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest these earnings offshore with the exception of Israel.
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
Our effective tax rate in 2012 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has historically benefited from an existing U.S. research and development tax credit. If this tax credit is not renewed for 2012 or in the future, we would expect our effective tax rate to increase.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2012, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended March 31, 2012, , it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized with the exception of the deferred tax asset related to the California research and development credit generated in 2012. Even though this attribute has an indefinite life, it is unlikely that we will utilize any of this currently generated credit in the foreseeable future. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $16.0 million and $13.8 million as of March 31, 2012 and 2011, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2012 and 2011 were approximately $2.5 million and $1.8 million, respectively. As of March 31, 2012, the gross uncertain tax position was approximately $17.0 million.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of March 31, 2012, we had $566.0 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of March 31, 2012, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.
The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$69,466	$61,729
Cash provided by (used in) investing activities	$(158,613)	$32,176
Cash provided by financing activities	$22,688	$16,613
Operating Activities:  Cash provided by operating activities for the three months ended March 31, 2012 was $69.5 million, representing an increase of $7.7 million from the three months ended March 31, 2011. This increase resulted primarily from a $4.6 million increase in net income, a $6.3 million increase in adjustments for non-cash expenses, a $11.4 million increase in deferred revenues, a $0.7 million increase in income taxes payable, and a $17.1 million decrease in prepaid expenses and other assets, which were offset by a $6.1 million increase in accounts receivable, a $20.4 million decrease in accrued restructuring charges, and a $5.8 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from share-based compensation of $5.2 million during the three months ended March 31, 2012. This amount is recorded as a use of operating activities and an offsetting amount is recorded as a provision by financing activities. We made net cash payments for taxes in different jurisdictions of $9.8 million during the three months ended March 31, 2012. Our “days sales outstanding” in accounts receivable increased from 50 days at March 31, 2011 to 58 days at March 31, 2012 due to higher amount of billings which occurred toward the end of the first quarter of 2012 compared to end of the first quarter of 2011. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash provided by (used in) investing activities was $(158.6) million and $32.2 million for the three months ended March 31, 2012 and 2011. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under Property and Equipment in the Condensed Consolidated Balance Sheet, and approximately $21.2 million was recorded in our Condensed Consolidated Statement of Income as the net cost to terminate the facility lease.
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
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities for the three months ended March 31, 2012 was $22.7 million due to $20.5 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $5.2 million of excess tax benefits from share-based compensation. These amounts were offset by withholding taxes for restricted stock units net share settlement of $3.0 million.
Net cash provided by financing activities for the three months ended March 31, 2011 was $16.6 million due to $17.1 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $5.4 million of excess tax benefits from share-based compensation. These amounts were partially offset by the repurchases and retirement of our common stock of $3.2 million and withholding taxes for restricted stock units net share settlement of $2.7 million.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors.
From April 2007 to March 31, 2012, we repurchased approximately 8,807,000 shares of our common stock at a cost of $195.7 million and $29.0 million of our outstanding Notes at a cost of $27.3 million. In October 2011, our Board of Directors authorized the repurchase of up to an additional $75.0 million of our outstanding common stock under the repurchase program. We have $77.1 million available to repurchase additional shares of our common stock under this program as of March 31, 2012. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Less than 35% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations, except for Israel, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.

Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the three months ended March 31, 2012. No amounts were outstanding under the Credit Agreement as of March 31, 2012, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of March 31, 2012. For further information, see Note 5. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at March 31, 2012, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2012	2013 and 2014	2015 and 2016	2017 and Beyond
Operating lease payments	$41,386	$9,505	$18,618	$9,290	$3,973
Other obligations*	637	637	—	—	—
Total	$42,023	$10,142	$18,618	$9,290	$3,973
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
The above commitment table does not include approximately $17.9 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 11. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at March 31, 2012 include the lease for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $2.7 million for the remainder of 2012 and $3.6 million for the year ending December 31, 2013.

In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expire in June and July 2013. In February 2012, we purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges our future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. See Note 10. Facilities Restructuring Charges and Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2011 for Indian rupees, which were outstanding as of March 31, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	1,160,000	$—	$21,747
			$—	$21,747
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
Balance Sheet Hedge Activities
In the second quarter of 2011, we also entered into a foreign exchange contract to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. The notional amounts of foreign currency contracts open at period end were $6.6 million to buy at March 31, 2012, and $5.0 million to sell at March 31, 2012 and December 31, 2011. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities.

The table below presents the notional amount of the foreign currency contracts as of March 31, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	235,150	335,150	$5,000	$6,637
See Note 1. Summary of Significant Accounting Policies, Note 6. Accumulated Other Comprehensive Income, and Note 7. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion.
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
For the three months ended March 31, 2012, the average annual rate of return on our investments was approximately 0.6%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2012, we had net unrealized gain of $0.4 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of March 31, 2012, the fair market value of the portfolio would change by approximately $2.9 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2012.
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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information set forth under the "Litigation" subheading in Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2011.
Continued uncertainty in the U.S. and global economies, particularly Europe, could negatively affect sales of our products and services and could harm our operating results, which could result in a decline in the price of our common stock.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical segments that we serve. For example, in 2010 and in the first quarter of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in both European public sector and commercial spending at least until the sovereign debt issues are resolved. These conditions affected the buying patterns of our customers and prospective customers and adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. Though the current macroeconomic conditions appear to be stabilizing in certain geographies, if conditions deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding enterprise data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, we extended our existing master data management (“MDM”) offering through the acquisition of Siperian, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
We have significant operations outside the United States, including sales and professional services operations, software development centers and customer support centers. We have recently expanded our presence and capabilities in a number of major geographic regions, including North and Latin America, Europe and the Middle East and Asia-Pacific, and we plan to continue such expansion. Our international operations are subject to numerous risks, including:

•	general economic and political conditions in these foreign markets;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies;

•	increased operating costs and wage inflation, particularly in India and Brazil;

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

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

•
differing business practices, which may require us to enter into software license agreements that include non-standard terms related to payment, maintenance rates, warranties, or performance obligations that may affect our ability to recognize revenue ratably; and

•
communication delays between our main development center in California and our international development centers, which may delay the development, testing or release of new products, and communication delays between our operations in the U.S. and India.

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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into contracts and the quality and timing of pipeline generation can be very difficult to estimate. The conversion of the sales pipeline into license revenues may also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver on these contracts in a timely manner. Because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the pipeline conversion rate. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues following acquisition. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.
A reduction in our sales pipeline and pipeline conversion rate could adversely affect the growth of our company and the price of our common stock.
In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased since 2005 as a result of our additional investments in sales personnel and a gradually improving IT spending environment, it is not consistent on a quarter-to-quarter basis. The recent global economic recession has had and will likely continue to have an adverse effect on our conversion rate in the near future. Our conversion rate declined in 2008, remained depressed in certain geographies in 2009, increased in 2010 and decreased in certain geographies in 2011 and 2012. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.
Furthermore, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a fiscal year. Such increase in the turnover rate affected our ability to generate license revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of six to twelve months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues and our growth rate may be negatively impacted.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses is usually immaterial, although on occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. We have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.
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
As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in 2007, JuxtaComm Technologies filed a complaint alleging patent infringement against us and various defendants, and in 2008 and 2010, Data Retrieval Technologies LLC filed complaints alleging patent infringement against us and another company. While we have settled both these matters, we continue to defend ourselves against additional claims of patent infringement.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has historically benefited from the U.S. research and development tax credit. If this tax credit is not renewed for 2012 or in the future, we would expect our effective tax rate to increase. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
We are under examination by various taxing authorities covering the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods for which that determination is made.
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
During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”). Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also have provided business practices training to our sales teams. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent finance employees.
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

We need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets. We are continually investing resources to upgrade and improve our internal systems, processes and controls in order to meet the growing requirements of our business. For example, we have recently upgraded our human resources information systems and we are currently upgrading our enterprise resource planning systems. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
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
Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification 718, Stock Compensation, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, we may not be able to accurately forecast the effect of stock-based compensation on our operating income, net income, and earnings per share because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton option pricing model could vary over time. In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles (“GAAP”) and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. The SEC issued several Staff Papers in November 2011, but has not yet made a determination as to whether, when, or how IFRS should be incorporated into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
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
After periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that particular company. For example, Informatica and certain of our former officers were defendants in a purported class action complaint, which was filed on behalf of certain persons who purchased our common stock between April 29, 1999 and December 6, 2000. Such actions could cause the price of our common stock to decline.

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
We currently do not occupy some of our lease commitments, and we have substantially subleased these unoccupied properties to third parties. The terms of most of these sublease agreements comprise a majority of the remaining lease terms through 2013. In addition, the recent economic downturn has negatively affected commercial lease rates and terms, particularly in the Silicon Valley, and has made it more difficult to enter into agreements with existing subtenants on sublease renewals or prospective subtenants with sublease rates or terms comparable to those contracted for in the past. To the extent that our subtenants do not renew their subleases and we are unable to enter into new subleases with other parties at comparable rates, or our subtenants are unable to pay the sublease rent amounts in a timely manner, our cash flow would be negatively impacted and our operating results and financial condition could be adversely affected. See Note 10. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Our credit agreement contains certain restrictions that may limit our ability to operate our business.
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of March 31, 2012. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government notes and bonds, agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Report. In addition, from time to time we make investments in private companies. Our investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended March 31, 2012.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 — January 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	77,050
February 1 — February 29
From employees (1)	67,856	$44.18	—	—
Repurchase program (2)	—	—	—	77,050
March 1 — March 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	77,050
Total	67,856	$44.18	—
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica did not repurchase shares in the first quarter of fiscal 2012 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In January 2011, we announced that our Board authorized an additional $50 million increase to the program. In October 2011, we announced that the Board authorized an additional $75 million increase to the program. As of March 31, 2012, Informatica had remaining authorization of $77 million for future share repurchases. There is no expiration for Informatica's stock repurchase program. For further information about our stock repurchase program, see the subsection "Convertible Senior Notes" in Note 5. Borrowings and Note 8. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	Description of 2012 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2012).
10.2	Form of Performance-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
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

May 9, 2012	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2012

Exhibit Number	Document
10.1	Description of 2012 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2012).
10.2	Form of Performance-Based Restricted Stock Unit Award (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2012).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.