Form 10-Q
period 2012-06-30
INFORMATICA CORP
filed 2012-08-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of July 31, 2012, there were approximately 108,530,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$253,322	$316,835
Short-term investments	311,957	285,579
Accounts receivable, net of allowances of $3,912 and $4,001, respectively	140,510	176,066
Deferred tax assets	21,137	21,591
Prepaid expenses and other current assets	36,794	23,206
Total current assets	763,720	823,277
Property and equipment, net	145,225	16,025
Goodwill	431,528	432,269
Other intangible assets, net	50,512	64,789
Long-term deferred tax assets	24,384	23,037
Other assets	5,294	21,351
Total assets	$1,420,663	$1,380,748
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,623	$9,459
Accrued liabilities	48,908	58,947
Accrued compensation and related expenses	46,478	58,042
Income taxes payable	—	1,178
Accrued facilities restructuring charges	—	17,751
Deferred revenues	226,797	208,039
Total current liabilities	329,806	353,416
Accrued facilities restructuring charges, less current portion	—	5,543
Long-term deferred revenues	9,880	6,573
Long-term income taxes payable	19,304	16,709
Other liabilities	3,152	6,304
Total liabilities	362,142	388,545
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,129 shares and
106,946 shares issued and outstanding at June 30, 2012 and December 31, 2011,
respectively	108	107
Additional paid-in capital	773,874	751,350
Accumulated other comprehensive loss	(15,624)	(12,802)
Retained earnings	300,163	253,548
Total stockholders’ equity	1,058,521	992,203
Total liabilities and stockholders’ equity	$1,420,663	$1,380,748
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
License	$70,936	$86,343	$151,044	$157,844
Service	119,556	106,384	235,468	202,915
Total revenues	190,492	192,727	386,512	360,759
Cost of revenues:
License	1,183	1,217	2,285	2,658
Service	31,653	29,365	62,109	56,679
Amortization of acquired technology	5,361	4,885	10,992	9,178
Total cost of revenues	38,197	35,467	75,386	68,515
Gross profit	152,295	157,260	311,126	292,244
Operating expenses:
Research and development	34,791	32,929	69,563	63,516
Sales and marketing	72,667	70,943	140,376	130,525
General and administrative	14,992	13,953	30,677	25,991
Amortization of intangible assets	1,576	1,992	3,228	4,073
Facilities restructuring and facility lease termination costs, net	—	476	710	986
Acquisitions and other charges (benefit)	67	780	353	(922)
Total operating expenses	124,093	121,073	244,907	224,169
Income from operations	28,202	36,187	66,219	68,075
Interest income	1,180	1,094	2,355	2,189
Interest expense	(129)	(121)	(253)	(1,901)
Other expense, net	(371)	(548)	(724)	(1,480)
Income before income taxes	28,882	36,612	67,597	66,883
Income tax provision	8,796	10,402	20,982	18,764
Net income	$20,086	$26,210	$46,615	$48,119
Basic net income per common share	$0.19	$0.25	$0.43	$0.47
Diluted net income per common share	$0.18	$0.23	$0.41	$0.43
Shares used in computing basic net income per common share	108,245	106,014	107,889	101,458
Shares used in computing diluted net income per common share	113,027	113,148	112,888	112,755
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$20,086	$26,210	$46,615	$48,119
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $211, $(65), $73 and $(240)	(7,512)	2,589	(3,379)	8,844
Available-for-sale investments:
Change in net unrealized gain (loss)	(103)	399	335	112
Less: reclassification adjustment for net gain included in net income	(2)	(24)	(2)	(24)
Net change, net of tax benefit (expense) of $(31), $(230), $(204) and $(54)	(105)	375	333	88
Cash flow hedges:
Change in unrealized loss	(1,087)	(431)	(555)	(1,458)
Less: reclassification adjustment for loss included in net income	576	631	779	956
Net change, net of tax benefit (expense) of $487, $(122), $(137) and $307	(511)	200	224	(502)
Total other comprehensive income net of tax effect	(8,128)	3,164	(2,822)	8,430
Total comprehensive income, net of tax effect	$11,958	$29,374	$43,793	$56,549
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$46,615	$48,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,458	2,799
Recovery of doubtful accounts	(78)	(499)
Gain on sale of investment in equity interest	(125)	—
Share-based compensation	20,627	15,667
Deferred income taxes	(930)	(1,197)
Tax benefits from share-based compensation	10,325	15,421
Excess tax benefits from share-based compensation	(10,037)	(15,172)
Amortization of intangible assets and acquired technology	14,220	13,251
Settlement of lease obligations	585	—
Non-cash facilities restructuring charges	125	986
Other non-cash items	353	(1,702)
Changes in operating assets and liabilities:
Accounts receivable	35,634	22,905
Prepaid expenses and other assets	11,888	(8,975)
Accounts payable and accrued liabilities	(26,097)	(8,675)
Income taxes payable	(9,074)	65
Accrued facilities restructuring charges	(23,977)	(7,014)
Deferred revenues	22,065	16,545
Net cash provided by operating activities	97,577	92,524
Investing activities:
Purchases of property and equipment	(134,847)	(2,377)
Purchases of investments	(121,818)	(191,895)
Purchase of investment in equity interest	(103)	(164)
Sale of investment in equity interest	125	—
Maturities of investments	26,046	80,890
Sales of investments	70,241	82,057
Business acquisitions, net of cash acquired	—	(24,085)
Net cash used in investing activities	(160,356)	(55,574)
Financing activities:
Net proceeds from issuance of common stock	27,177	30,519
Repurchases and retirement of common stock	(29,652)	(19,642)
Withholding taxes related to restricted stock units net share settlement	(5,950)	(5,256)
Excess tax benefits from share-based compensation	10,037	15,172
Net cash provided by financing activities	1,612	20,793
Effect of foreign exchange rate changes on cash and cash equivalents	(2,346)	6,398
Net increase (decrease) in cash and cash equivalents	(63,513)	64,141
Cash and cash equivalents at beginning of period	316,835	208,899
Cash and cash equivalents at end of period	$253,322	$273,040
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2012 and 2011 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2012, or any other future period.
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
The Company also adopted Accounting Standards Update No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). In June 2011, the FASB issued ASU 2011-05 which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. The Company adopted both standards in the first quarter of 2012.
There have been no other changes in our critical accounting policies since the end of fiscal year 2011.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$31,874	$31,874	$—	$—
Time deposits (ii)	31,871	31,871	—	—
Marketable debt securities (ii)	280,086	—	280,086	—
Total money market funds, time deposits, and marketable debt securities	343,831	63,745	280,086	—
Foreign currency derivatives (iii)	—	—	—	—
Total assets	$343,831	$63,745	$280,086	$—
Liabilities:
Foreign currency derivatives (iv)	$1,792	$—	$1,792	$—
Acquisition-related contingent consideration (v)	9,078	—	—	9,078
Total liabilities	$10,870	$—	$1,792	$9,078
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
To determine the fair value of its corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds, the Company uses a “consensus price” or a weighted average price for each security. Market prices for these securities are received from a variety of industry standard data providers (e.g., Bloomberg), security master files from large financial institutions, and other third-party sources. These multiple prices are used as inputs into a distribution-curve-based algorithm to determine the daily market value. Our fair value processes include controls that are designed to ensure that we record appropriate fair values for our Level 2 investments. These controls include comparison to pricing provided by another pricing service, validation of pricing sources and models, and independent recalculation of prices where appropriate.
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives include spot and forward rates, interest rates, and credit derivative market rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. One-year credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of seven months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to its counterparties and has used its credit spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the three and six months ended June 30, 2011 and 2012.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the six months ended June 30, 2012 consisted of the following (in thousands):

June 30, 2012
Beginning balance as of December 31, 2011	$12,872
Change in fair value of contingent consideration	326
Payment of contingent consideration	(4,120)
Ending balance as of June 30, 2012	$9,078

See Note 16. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three and six months ended June 30, 2012, and three months ended June 30, 2011 were negligible. Realized gain recognized for the six months ended June 30, 2011 was approximately $0.3 million. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of June 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$221,448	$—	$—	$221,448
Cash equivalents:
Money market funds	31,874	—	—	31,874
Total cash equivalents	31,874	—	—	31,874
Total cash and cash equivalents	253,322	—	—	253,322
Short-term investments:
Certificates of deposit	2,740	4	—	2,744
Commercial paper	2,999	—	—	2,999
Corporate notes and bonds	150,252	283	(96)	150,439
Federal agency notes and bonds	101,707	127	(23)	101,811
Time deposits	31,871	—	—	31,871
U.S. government notes and bonds	7,151	17	—	7,168
Municipal notes and bonds	14,902	24	(1)	14,925
Total short-term investments	311,622	455	(120)	311,957
Total cash, cash equivalents, and short-term investments (i)	$564,944	$455	$(120)	$565,279
____________________

(i)	Total estimated fair value above included $343.8 million comprised of cash equivalents and short-term investments at June 30, 2012.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$169,200	$—	$—	$169,200
Cash equivalents:
Money market funds	147,635	—	—	147,635
Total cash equivalents	147,635	—	—	147,635
Total cash and cash equivalents	316,835	—	—	316,835
Short-term investments:
Certificates of deposit	2,755	—	—	2,755
Commercial paper	2,998	—	—	2,998
Corporate notes and bonds	122,803	209	(596)	122,416
Federal agency notes and bonds	103,932	149	(26)	104,055
Time deposits	38,683	—	—	38,683
U.S. government notes and bonds	2,892	21	—	2,913
Municipal notes and bonds	11,718	41	—	11,759
Total short-term investments	285,781	420	(622)	285,579
Total cash, cash equivalents, and short-term investments (i)	$602,616	$420	$(622)	$602,414
____________________

(i)	Total estimated fair value above included $433.2 million comprised of cash equivalents and short-term investments at December 31, 2011.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at June 30, 2012 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$53,160	$(93)
Federal agency notes and bonds	28,654	(23)
Municipal notes and bonds	3,118	(1)
Total	$84,932	$(117)
The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at June 30, 2012 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$510	$(3)
Total	$510	$(3)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at June 30, 2012 (in thousands):

	Cost	Fair Value
Due within one year	$212,030	$212,212
Due in one year to two years	78,628	78,801
Due after two years	20,964	20,944
Total	$311,622	$311,957

Note 3.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at June 30, 2012 and December 31, 2011 (in thousands):

	Estimated Useful Lives	June 30, 2012	December 31, 2011
Land	N/A	$20,637	$—
Buildings	25 years	105,725	—
Site improvements	15 years	1,162	—
Total land and buildings		127,524	—
Computer and equipment	1-5 years	49,272	51,907
Furniture and fixtures	3-5 years	6,540	5,391
Leasehold improvements	1-9 years	23,527	22,039
Capital work-in-progress		2,178	471
Total property and equipment		209,041	79,808
Less: Accumulated depreciation and amortization		(63,816)	(63,783)
Total property and equipment, net		$145,225	$16,025
On February 15, 2012, the Company purchased the property associated with its former corporate headquarters at 2000 and 2100 Seaport Boulevard in Redwood City, California. The property consists of two office buildings totaling an aggregate of 290,305 square feet and the associated 11.6 acres of land. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term in accordance with ASC 840 Leases. The purchase of the property totaled approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. The Company recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease in the Condensed Consolidated Statement of Income during the three months ended March 31, 2012 and six months ended June 30, 2012. The net purchase price of the land and buildings was $127.5 million, which represents the fair value at date of purchase. The net purchase price was allocated as $105.7 million to buildings, $20.6 million to land, and $1.2 million to site improvements. The building and site improvements are depreciated on a straight-line basis over the estimated useful life of 25 years and 15 years, respectively. See Note 10. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of June 30, 2012 and December 31, 2011 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2011	Additions and Adjustments	June 30, 2012	December 31, 2011	Expense	June 30, 2012	December 31, 2011	June 30, 2012	Average Useful Life (Years)
Developed and core technology	$102,492	$430	$102,922	$(54,742)	$(10,992)	$(65,734)	$47,750	$37,188	6
Customer relationships	34,385	(6)	34,379	(25,871)	(2,039)	(27,910)	8,514	6,469	6
Vendor relationships	7,908	—	7,908	(4,207)	(766)	(4,973)	3,701	2,935	5
Other:
Trade names	2,494	—	2,494	(1,645)	(179)	(1,824)	849	670	5
Covenants not to compete	2,000	—	2,000	(2,000)	—	(2,000)	—	—	5
Patents	4,442	—	4,442	(948)	(244)	(1,192)	3,494	3,250	11
Total intangible assets subject to amortization	153,721	424	154,145	(89,413)	(14,220)	(103,633)	64,308	50,512
In-process research and development	481	(481)	—	—	—	—	481	—	N.A.
Total intangible assets, net	$154,202	$(57)	$154,145	$(89,413)	$(14,220)	$(103,633)	$64,789	$50,512
Total amortization expense related to intangible assets was $6.9 million each for both of the three-month periods ended June 30, 2012 and 2011, and $14.2 million and $13.3 million for the six months ended June 30, 2012 and 2011, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2012, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2012	$10,202	$2,818	$13,020
2013	16,676	5,290	21,966
2014	6,445	2,570	9,015
2015	2,401	847	3,248
2016	1,284	1,510	2,794
Thereafter	180	289	469
Total intangible assets subject to amortization	$37,188	$13,324	$50,512
In the fourth quarter of 2011, in conjunction with our acquisition of certain assets of Sand Technology, the Company recorded in-process research and development (IPR&D) of $0.5 million. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved during the second quarter of 2012 for the IPR&D from the Sand Technology acquisition, which was reclassified to developed technology and will be amortized over the expected useful life of the technology.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows (in thousands):

June 30, 2012
Beginning balance as of December 31, 2011	$432,269
Subsequent goodwill adjustments	(741)
Ending balance as of June 30, 2012	$431,528
Subsequent goodwill adjustments of $0.7 million for the six months ended June 30, 2012 consist primarily of foreign currency translation adjustments. The goodwill is partially deductible for tax purposes.
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
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of June 30, 2012, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2012.

Note 6.  Accumulated Other Comprehensive Income
Accumulated other comprehensive loss, net of taxes, as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Net unrealized gain (loss) on available-for-sale investments	$208	$(125)
Cumulative translation adjustments	(14,754)	(11,375)
Derivative loss	(1,078)	(1,302)
Accumulated other comprehensive loss, net of taxes	$(15,624)	$(12,802)
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011.
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
Cash Flow Hedges
The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. These contracts are designated and documented as cash flow hedges. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Euro, Indian rupee and Israeli shekel. The Company is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses and revenue reflected in the intercompany accounts between Informatica U.S. and its subsidiaries in Cayman, India, Israel, and the Netherlands. In December 2010, the Company entered into foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013.
The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
The Company has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2012 financial plan. As of June 30, 2012, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of seven months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary liabilities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The notional amount of these foreign exchange forward contracts was $14.8 million and $39.3 million as of June 30, 2012 and December 31, 2011, respectively.
Balance Sheet Hedges
Beginning in the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were $2.6 million to buy at June 30, 2012 and $5.0 million to sell at December 31, 2011.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012		December 31, 2011
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$—	$1,553	$—	$2,480
Derivatives not designated as hedging instruments	—	239	702	16
Total fair value of derivative instruments	$—	$1,792	$702	$2,496
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
As of June 30, 2012, a derivative loss of $1.1 million was included in accumulated other comprehensive income, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the next twelve months.
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
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income and condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amount of loss recognized in other comprehensive income (effective portion)	$(1,574)	$(309)	$(418)	$(1,765)
Amount of loss reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(576)	$(631)	$(779)	$(956)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$345	$215	$805	$463
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) recognized in interest and other income (expense), net	$(570)	$615	$(743)	$800
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
During the three months ended June 30, 2012, the Company repurchased approximately 688,000 shares of its common stock at a cost of $29.7 million. There were no repurchases of the common stock during the three months ended March 31, 2012. During the three and six months ended June 30, 2011, the Company repurchased 300,000 shares of its common stock at a cost of $16.5 million and approximately 365,000 shares of its common stock at a cost of $19.6 million, respectively. There were no repurchases of the Notes in the first quarter of 2011 before the Notes were redeemed on March 18, 2011. See Note 5. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
As of June 30, 2012, $47.4 million remained available for repurchase under this program. On July 3, 2012, the Company's Board of Directors approved a $100.0 million increase to the Company's stock repurchase program.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Option grants:
Expected volatility	39 - 43%	35 - 36%	39 - 43%	35 - 36%
Weighted-average volatility	40%	36%	42%	36%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.8	3.3	3.8
Risk-free interest rate	0.6%	1.4%	0.5%	1.5%
ESPP:*
Expected volatility	—	—	43%	35%
Weighted-average volatility	—	—	43%	35%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate	—	—	0.1%	0.2%
____________________

*	ESPP purchases are made on the last day of January and July of each year.
The allocations of the share-based compensation, net of income tax benefit, for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of service revenues	$1,023	$861	$2,110	$1,725
Research and development	3,478	2,654	6,963	5,053
Sales and marketing	3,141	2,478	6,479	4,887
General and administrative	2,367	2,162	5,075	4,002
Total share-based compensation	10,009	8,155	20,627	15,667
Tax benefit of share-based compensation	(2,533)	(2,080)	(5,251)	(3,950)
Total share-based compensation, net of tax benefit	$7,476	$6,075	$15,376	$11,717

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
A summary of the activity of the accrued restructuring charges for the six months ended June 30, 2012 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Reversal on Purchase of	Accrued Restructuring Charges at
	December 31, 2011	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	Land and Buildings	June 30, 2012
2004 Restructuring Plan
Excess lease facilities	$20,810	$97	$28	$(2,422)	$(28)	$(18,485)	$—
2001 Restructuring Plan
Excess lease facilities	2,484	—	—	(327)	—	(2,157)	—
Total restructuring plans	$23,294	$97	$28	$(2,749)	$(28)	$(20,642)	$—
For the three months ended March 31, 2012, prior to the acquisition the Company recorded $0.1 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the Condensed Consolidated Statement of Income. Net cash payments for the three months ended March 31, 2012 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $2.4 million and $0.3 million, respectively. There were no further activities during the second quarter of 2012.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Income Taxes
The Company's effective tax rates were 30% and 28% for the three months ended June 30, 2012 and 2011, respectively, and 31% and 28% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate for the three and six months ended June 30, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits partially offset by compensation expense related to non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The effective tax rates for the three and six months ended June 30, 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code partially offset by compensation expense related to non-deductible share-based compensation, state income taxes, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. With the exception of our subsidiaries in the Israel and Canada, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2012, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended June 30, 2012, it was considered more likely than not that the Company's non-share-based payments related deferred tax assets would be realized with the exception of the deferred tax asset related to the California research and development credit generated in 2012. Even though this attribute has an indefinite life, it is unlikely that the Company will utilize any of this currently generated credit in the foreseeable future. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $17.1 million and $14.9 million as of June 30, 2012 and 2011, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2012 and 2011 were approximately $2.9 million and $2.0 million, respectively. As of June 30, 2012, the gross uncertain tax position was approximately $18.2 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Additionally, the IRS is currently auditing the final pre-acquisition federal tax return of one of its wholly owned subsidiaries. Most federal, state, and foreign jurisdictions have anywhere from three to six open tax years at any point in time. The field work for certain federal, state, and foreign audits has commenced and is at various stages of completion as of June 30, 2012.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$20,086	$26,210	$46,615	$48,119
Effect of convertible senior notes, net of related tax effects	—	—	—	811
Net income adjusted	$20,086	$26,210	$46,615	$48,930
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	108,245	106,014	107,889	101,458
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	406	573	439	589
Dilutive effect of employee stock options	4,376	6,561	4,560	6,587
Dilutive effect of convertible senior notes	—	—	—	4,121
Shares used in computing diluted net income per common share	113,027	113,148	112,888	112,755
Basic net income per common share	$0.19	$0.25	$0.43	$0.47
Diluted net income per common share	$0.18	$0.23	$0.41	$0.43
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3,004	1,157	2,723	955
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that the Notes had a dilutive effect on diluted net income per share for the six months ended June 30, 2011. As such, the Company had an add-back of $0.8 million for the six months ended June 30, 2011, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The Notes were redeemed on March 18, 2011; therefore, there was no dilutive effect of the notes for the three and six months ended June 30, 2012 and three months ended June 30, 2011. See Note 5. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
Note 13.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $1.8 million for the remainder of 2012 and $3.6 million for the year ending December 31, 2013.
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, the Company relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. These subleases expire in June and July 2013.
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company no longer has any further commitments relating to the original lease agreements. The Company will continue to receive payments from the tenants of approximately $7.1 million as the owner of the buildings, which include rental income of $3.5 million and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms of $3.6 million. The estimates of lease income

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

may vary significantly depending, in part, on factors that may be beyond the Company's control, such as the global economic downturn, time periods required to locate and contract suitable leases, and market rates at the time of leases. Currently, the Company has leased its former corporate headquarters through July 2013. Future adjustments to the expected lease income could result from any default by a lessor, which could impact the time period that the buildings will be vacant, expected lease rates, and expected lease terms.
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of June 30, 2012 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2012	$6,189
2013	11,818
2014	6,879
2015	6,074
2016	3,312
Thereafter	4,281
Total future minimum operating lease payments	$38,553
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of June 30, 2012 and December 31, 2011 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
Litigation
General. The Company is a party to various legal proceedings and claims arising from the normal course of its business activities, including proceedings and claims related to patents and other intellectual property related matters. The Company reviews the status of each matter and records a provision for a liability when it is considered both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. If both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may be incurred. If there is a reasonable possibility that a material loss may be incurred, the Company discloses the estimate of the possible loss, range of loss, or a statement that such an estimate cannot be made.
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
No customer accounted for more than 10% of revenue in the three and six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 33% and 34% of total revenues in the second quarter of 2012 and 2011, respectively, and 34% of total revenues in both of the six-month periods ended June 30, 2012 and 2011.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
North America	$126,794	$126,873	$254,974	$237,794
Europe	44,329	48,314	87,751	89,450
Other	19,369	17,540	43,787	33,515
Total revenues	$190,492	$192,727	$386,512	$360,759

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets by geographic region are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Long-lived assets, net (excluding assets not allocated):
North America	$184,708	$69,867
Europe	3,304	3,224
Other	7,725	7,723
Total long-lived assets	$195,737	$80,814

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
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders' equity. In December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. The Company has adopted both standards as required in the first quarter of 2012. The adoption of this ASU did not have an impact to the condensed consolidated financial statements.
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
Note 16.  Acquisitions
Sand Technology
On October 4, 2011, the Company acquired certain assets of Sand Technology Inc., (“Sand”), a publicly-held company, relating to Sand's Information Lifecycle Management for SAP product line for approximately $6.0 million. Of the $6.0 million consideration paid to Sand, $0.8 million was placed into an escrow fund and held as partial security for indemnification obligations and $1.0 million was held back and payable upon the achievement of certain customer-related conditions. The Company paid approximately $0.8 million of the $1.0 million hold back in December 2011 and paid the remaining $0.2 million in the first quarter of 2012. The escrow fund will remain in place until October 4, 2013.
The Company was obligated to pay up to an additional $2.0 million in 2012 for certain deferred earn-out payments based

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were approximately $1.9 million and $2.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $2.0 million in earn-out payments during the six months ended June 30, 2012.
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
The Company is obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $3.3 million and $4.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $0.1 million in earn-out payments during the six months ended June 30, 2012.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Approximately $5.0 million of the consideration otherwise payable to former WisdomForce stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former WisdomForce stockholders. The escrow fund will remain in place until December 28, 2012.
Informatica is obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $7.3 million and $10.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $2.0 million in earn-out payments during the six months ended June 30, 2012.

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
Note 17.  Subsequent Event
On July 3, 2012, the Company's Board of Directors approved a $100.0 million increase to the Company's stock repurchase program.

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
We receive license revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive a small but increasing amount of service revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. Most of our international sales have been in Europe. Revenues outside of Europe and North America have comprised less than 10% of total consolidated revenues during the past three years, except in the second quarter of 2012 when revenues outside of U.S. and Europe comprised approximately 10%.
We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and transportation. Financial services remains our largest vertical industry sector.
In the second quarter of 2012, the macroeconomic uncertainty in Europe, together with recent changes in our sales organization and challenges in sales execution generally, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and our pipeline conversion rate. In addition, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes in Europe, the Middle East, and Africa ("EMEA") and North America. As a result, our total revenues in the second quarter of 2012 slightly decreased by 1% to $190.5 million compared to $192.7 million for the same period in 2011. License revenues decreased by 18% to $70.9 million in the second quarter of 2012 compared to $86.3 million for the same period in 2011. The decline in license revenues reflected a reduced number of license transactions and a reduction in the average transaction size of license orders in the quarter ended June 30, 2012 compared to the same period in 2011. In the first half of 2012, we grew our total revenues by 7% to $386.5 million from $360.8 million in the comparable period a year ago, and license revenues decreased by 4% to $151.0 million from $157.8 million on a year-over-year basis. The decline in license revenues for the six months ended June 30, 2012 compared to the prior year was primarily due to a decrease in the number of license transactions and a decrease in the average size of license transactions as a result of lower pipeline conversion rate in certain geographies and vertical sectors. Services revenues increased by 12% in the second quarter of 2012 from the same period in 2011 due to a 14% growth in maintenance revenues and an 8% increase in consulting, education, and subscription services. Service revenues increased by 16% in the first half of 2012 compared to the same period in 2011 due to an 18% growth in maintenance revenues and an 11% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues decreased to 15% in the second quarter of 2012 and 17% in the first half of 2012 from 19% each in both of the second quarter of 2011 and first half of 2011.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have maintained a high level of investments in EMEA. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally have weaker demand for our software products and services in the first and third quarters of the year. Each quarter of 2011 and the first quarter of 2012 followed these seasonal trends. However, license revenues for the second quarter of 2012 were lower as compared to the first quarter of 2012 and the second quarter of 2011. The continued uncertain macroeconomic conditions and changes in our sales organization make our historical seasonal trends more difficult to predict.

To address these factors, we focus on a number of key initiatives, including certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, the enablement of our sales force and distribution channel to sell new products and technologies, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to continue to grow our business at our historic growth rates.
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

Results of Operations
The following table presents certain financial data for the three and six months ended June 30, 2012 and 2011 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
License	37%	45%	39%	44%
Service	63	55	61	56
Total revenues	100	100	100	100
Cost of revenues:
License	1	1	1	1
Service	16	15	16	16
Amortization of acquired technology	3	2	3	2
Total cost of revenues	20	18	20	19
Gross profit	80	82	80	81
Operating expenses:
Research and development	18	17	18	18
Sales and marketing	38	37	36	36
General and administrative	8	7	8	7
Amortization of intangible assets	1	1	1	1
Facilities restructuring and facility lease termination costs, net	—	—	—	—
Acquisitions and other charges (benefit)	—	1	—	—
Total operating expenses	65	63	63	62
Income from operations	15	19	17	19
Interest income	1	1	—	1
Interest expense	—	—	—	(1)
Other expense, net	—	(1)	—	(1)
Income before income taxes	16	19	17	18
Income tax provision	5	5	5	5
Net income	11%	14%	12%	13%

Revenues
Our total revenues slightly decreased to $190.5 million for the three months ended June 30, 2012 compared to $192.7 million for the three months ended June 30, 2011, representing a decline of $2.2 million (or 1%). Our total revenues increased to $386.5 million for the six months ended June 30, 2012 compared to $360.8 million for the six months ended June 30, 2011, representing a growth of $25.7 million (or 7%). The increase for the first half of 2012 was due to increased maintenance revenues driven by the growth in our customer installed base which is partially offset by a decrease in license revenues due to a lower volume of license transactions as a result of a decline in our pipeline conversion rate.

The following table and discussion compare our revenues by type for the three and six months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
License	$70,936	$86,343	(18)%	$151,044	$157,844	(4)%
Service revenues:
Maintenance	88,435	77,470	14%	174,473	147,905	18%
Consulting, education, and other	31,121	28,914	8%	60,995	55,010	11%
Total service revenues	119,556	106,384	12%	235,468	202,915	16%
Total revenues	$190,492	$192,727	(1)%	$386,512	$360,759	7%
License Revenues
Our license revenues decreased to $70.9 million (or 37% of total revenues) and $151.0 million (or 39% of total revenues) for the three and six months ended June 30, 2012, respectively, from $86.3 million (or 45% of total revenues) and $157.8 million (or 44% of total revenues) for the three and six months ended June 30, 2011, respectively. The decrease in license revenues of $15.4 million (or 18%) for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to decreases in the number of transactions and the average transaction size of license orders. The decrease in license revenues of $6.8 million (or 4%) for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a decrease in the number of license transactions as a result of a decline in our pipeline conversion rate.
The number of transactions greater than $1.0 million increased to 15 in the second quarter of 2012 compared to 13 in the second quarter of 2011. The number of transactions greater than $1.0 million was 26 each for both of the six-month periods ended June 30, 2012 and 2011. However, the total contribution to license orders from the 15 transactions in the second quarter of 2012 was significantly lower than the total contribution to license orders of the 13 transactions in the second quarter of 2011.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the second quarter of 2012, including upgrades for which we charge customers an additional fee, decreased to $425,000 from $462,000 in the second quarter of 2011. The average transaction amount for orders greater than $100,000 in the six-month period ended June 30, 2012, including upgrades for which we charge customers an additional fee, increased to $451,000 from $434,000 in the same period of 2011.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $88.4 million (or 47% of total revenues) for the three months ended June 30, 2012 compared to $77.5 million (or 40% of total revenues) for the three months ended June 30, 2011. Maintenance revenues increased to $174.5 million (or 45% of total revenues) for the six months ended June 30, 2012 compared to $147.9 million (or 41% of total revenues) for the six months ended June 30, 2011. The increase of $11.0 million (or 14%) and $26.6 million (or 18%) in maintenance revenues for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 was primarily due to the increasing size of our installed customer base, including those obtained through our acquisitions in 2011. See Note 16. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2012, we expect maintenance revenues to increase from the comparable 2011 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $31.1 million (or 16% of total revenues) for the three months ended June 30, 2012 compared to $28.9 million (or 15% of total revenues) for the three months ended June 30, 2011. Consulting, education, and other services revenues increased to $61.0 million (or 16% of total revenues) for the six months ended June 30, 2012 compared to $55.0 million (or 15% of total revenues) for the six months ended June 30, 2011. The increases of $2.2 million (or 8%) and $6.0 million (or 11%) in consulting, education, and other services revenues for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 was primarily due to an increase in subscription revenues and higher demand for our consulting services.
For the remainder of 2012, we expect our revenues from consulting and education, and other services revenues to increase from the comparable 2011 levels due to an anticipated increase in demand for consulting services and subscriptions offerings.
International Revenues
Our international revenues were $63.7 million (or 33% of total revenues) and $65.9 million (or 34% of total revenues) for the three months ended June 30, 2012 and 2011, respectively. Our international revenues were $131.5 million (or 34% of total revenues) and $123.0 million (or 34% of total revenues) for the six months ended June 30, 2012 and 2011, respectively. The decrease of $2.2 million (or 3%) in international revenues for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a decline in license revenues in Europe, partially offset by an increase in maintenance revenues in Asia and an increase in consulting revenues in Asia and Europe. The increase of $8.6 million (or 7%) in international revenues for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to increases in maintenance and consulting revenues in Europe and Asia and an increase in license revenues in Latin America, partially offset by a decrease in license revenues in Europe and Japan.
For the remainder of 2012, we expect our international revenues as a percentage of total revenues to be relatively consistent with the comparable 2011 levels, subject to the continued macroeconomic uncertainty in Europe.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at June 30, 2012 were approximately $257.3 million compared to $226.0 million at June 30, 2011 and $251.3 million at December 31, 2011. The change in the second quarter of 2012 from the comparable period of 2011 was primarily due to increases in deferred maintenance and deferred subscription license revenues, partially offset by a decrease in deferred perpetual license revenues and license backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Cost of license revenues	$1,183	$1,217	(3)%	$2,285	$2,658	(14)%
Cost of service revenues	31,653	29,365	8%	62,109	56,679	10%
Amortization of acquired technology	5,361	4,885	10%	10,992	9,178	20%
Total cost of revenues	$38,197	$35,467	8%	$75,386	$68,515	10%
Cost of license revenues, as a percentage of license revenues	2%	1%	1%	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	26%	28%	(2)%	26%	28%	(2)%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, production costs and personnel costs. Cost of license revenues remained flat at $1.2 million (or 2% of license revenues) for the three months ended

June 30, 2012 compared to $1.2 million (or 1% of license revenues) in the same period of 2011. Cost of license revenues decreased to $2.3 million (or 2% of license revenues) for the six months ended June 30, 2012 compared to $2.7 million (or 2% of license revenues) in the same period of 2011. The decrease of $0.4 million (or 14%) in cost of license revenues for the six months ended June 30, 2012, compared to the same period in 2011, was primarily due to lower license orders for the six months ended June 30, 2012.
For the remainder of 2012, we expect that our cost of license revenues as a percentage of license revenues to be relatively consistent with the first two quarters of 2012.
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
Cost of service revenues was $31.7 million (or 26% of service revenues) in the second quarter of 2012 compared to $29.4 million (or 28% of service revenues) in the same period of 2011. The $2.3 million (or 8%) increase in the second quarter of 2012 compared to the same period of 2011 was primarily due to a $1.3 million increase in personnel related costs, a $0.8 million increase in reimbursable expenses, and a $0.5 million increase in general overhead costs, which were offset by a $0.3 million decrease in subcontractor fees.
Cost of service revenues was $62.1 million (or 26% of service revenues) for the six months ended June 30, 2012 compared to $56.7 million (or 28% of service revenues) in the same period of 2011. The $5.4 million (or 10%) increase for the six months ended June 30, 2012 compared to the same period of 2011 was primarily due to a $3.2 million increase in personnel related costs, a $0.3 million increase in subcontractor fees, and a $1.9 million increase in general overhead costs.
For the remainder of 2012, we expect that our cost of service revenues, in absolute dollars, to increase from the 2011 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2012 to remain relatively consistent with 2011 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Amortization of acquired technology	$5,361	$4,885	10%	$10,992	$9,178	20%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology increased to $5.4 million for the three months ended June 30, 2012 compared to $4.9 million in the same period of 2011. Amortization of acquired technology increased to $11.0 million for the six months ended June 30, 2012 compared to $9.2 million in the same period of 2011. The increases of $0.5 million (or 10%) and $1.8 million (or 20%) for the three and six months ended June 30, 2012, compared to the same periods of 2011 was primarily due to amortization of certain technologies from the acquisitions of WisdomForce, ActiveBase and Sand Technology in 2011.
For the remainder of 2012, we expect the amortization of acquired technology to be approximately $10.2 million before the effect of any potential future acquisitions subsequent to June 30, 2012.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Research and development	$34,791	$32,929	6%	$69,563	$63,516	10%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $34.8 million (or 18% of total revenues) and $69.6 million (or 18% of total revenues) for the three and six months ended June 30, 2012, respectively, from $32.9 million (or 17% of total revenues) and $63.5 million (or 18% of total revenues) for the three and six months ended June 30, 2011, respectively. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $1.9 million (or 6%) increase in second quarter of 2012 compared to the same period of 2011 was primarily due to a $1.5 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.4 million increase in general overhead costs. The $6.0 million (or 10%) increase for the six months ended June 30, 2012 compared to the same period of 2011 was primarily due to a $5.3 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.7 million increase in general overhead costs.
For the remainder of 2012, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first half of 2012.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Sales and marketing	$72,667	$70,943	2%	$140,376	$130,525	8%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $72.7 million (or 38% of total revenues) and $140.4 million (or 36% of total revenues) for the three and six months ended June 30, 2012, respectively, compared to $70.9 million (or 37% of total revenues) and $130.5 million (or 36% of total revenues) for the three and six months ended June 30, 2011, respectively.
The $1.7 million (or 2%) increase for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $1.3 million increase in personnel-related costs, a $0.4 million increase in marketing programs, and flat general overhead costs. The $9.9 million (or 8%) increase for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $6.8 million increase in personnel-related costs, a $1.1 million increase in marketing programs, a $1.0 million increase in outside services, and a $1.0 million increase in general overhead costs. Personnel-related costs include salaries, employee benefits, sales commissions, and share-based compensation. Headcount increased from 808 in June 2011 to 916 in June 2012.
For the remainder of 2012, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first half of 2012. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
General and administrative	$14,992	$13,953	7%	$30,677	$25,991	18%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $15.0 million (or 8% of total revenues) for the three months ended June 30, 2012 compared to $14.0 million (or 7% of total revenues) for the three months ended June 30, 2011. General and administrative expenses increased to $30.7 million (or 8% of total revenues) for the six months ended June 30, 2012 compared to $26.0 million (or 7% of total revenues) for the six months ended June 30, 2011.
The $1.0 million (or 7%) increase for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $0.8 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.2 million increase in general overhead costs. The $4.7 million (or 18%) increase for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to a $3.3 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.4 million increase in outside services, and a $1.0 million increase in general overhead costs.
For the remainder of 2012, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with the first two quarters of 2012.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Amortization of intangible assets	$1,576	$1,992	(21)%	$3,228	$4,073	(21)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $1.6 million (or 1% of total revenues) for the three months ended June 30, 2012 compared to $2.0 million (or 1% of total revenues) for the six months ended June 30, 2011. Amortization of intangible assets decreased to $3.2 million (or 1% of total revenues) for the six months ended June 30, 2012 compared to $4.1 million (or 1% of total revenues) for the six months ended June 30, 2011.
The decreases of $0.4 million (or 21%) and $0.8 million (or 21%) in amortization of intangible assets for the three and six months ended June 30, 2012, respectively compared to the same periods in 2011 was primarily due to decreasing amortization for customer relationships, which are amortized using a method based on expected cash flows.
For the remainder of 2012, we expect amortization of the remaining intangible assets to be approximately $2.8 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to June 30, 2012.
Facilities Restructuring and Facility Lease Termination Costs, Net
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs, net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Facilities restructuring and facility lease termination costs, net	$—	$476	(100)%	$710	$986	(28)%

In February 2012, we purchased the property associated with our former corporate headquarters in Redwood City, California. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges our future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. During the first quarter of 2012 we reversed the existing accrued facilities restructuring liability of $20.6 million and recorded a corresponding facilities restructuring benefit on the Condensed Consolidated Statement of Income in accordance with ASC 420 Exit or Disposal Cost Obligations. We also recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease included in facility lease termination costs, net in the Condensed Consolidated Statements of Income. See Note 10. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the three months ended March 31, 2012, we recorded a net facilities restructuring and facility lease termination costs of $0.7 million, for accretion charges related to the 2004 Restructuring Plan of $0.1 million and an expense of $21.2 million related to the net cost to settle an existing lease obligation, offset by a benefit as a result of the reversal of the existing accrued facilities restructuring liability of $20.6 million. There were no further activities during the second quarter of 2012. Comparatively, for the three and six months ended June 30, 2011, we recorded restructuring charges of $0.5 million and $1.0 million, respectively, for accretion charges related to the 2004 Restructuring Plan.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $2.8 million for the three months ended June 30, 2011, and $2.4 million and $6.0 million for the six months ended June 30, 2012 and 2011, respectively.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.6 million for the three months ended June 30, 2011, and $0.3 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.
Acquisitions and Other Charges (Benefit)
The following table sets forth, for the periods indicated, our acquisitions and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Acquisitions and other charges (benefit)	$67	$780	(91)%	$353	$(922)	138%
For the six months ended June 30, 2012, acquisition and other of $0.4 million primarily consisted of legal fees and earn-out accretion. For the six months ended June 30, 2011, acquisition and other primarily consisted of a $1.9 million benefit for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts, which was partially offset by $0.9 million for legal and accounting fees.
Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Interest income	$1,180	$1,094	8%	$2,355	$2,189	8%
Interest expense	(129)	(121)	7%	(253)	(1,901)	(87)%
Other expense, net	(371)	(548)	32%	(724)	(1,480)	51%
Interest and other income (expense), net	$680	$425	60%	$1,378	$(1,192)	216%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The increase in income of $0.3 million (or 60%) in the three months ended June 30, 2012 compared to the same period of 2011 was primarily due to a $0.2 million decrease in foreign exchange losses. The increase in income of $2.6 million (or 216%) in the six months ended June 30, 2012 compared to the same period of 2011 was primarily due to a $1.6 million decrease in interest expense associated with the Senior

Convertible Notes (“Notes”) that were redeemed in the first quarter of 2011 and a $0.8 million decrease in foreign exchange losses.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Income tax provision	$8,796	$10,402	(15)%	$20,982	$18,764	12%
Effective tax rate	30%	28%	2%	31%	28%	3%
Our effective tax rates were 30% and 28% for the three months ended June 30, 2012 and 2011, respectively, and 31% and 28% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rates for the three and six months ended June 30, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits offset by compensation expense related to non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The effective tax rates for the three and six months ended June 30, 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code offset by compensation expense related to non-deductible share-based compensation, state income taxes, the revaluation of deferred taxes previously recorded in acquisition accountings, and the accrual of reserves related to uncertain tax positions. With the exception of our subsidiaries in the Israel and Canada, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.
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
Our effective tax rate in 2012 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has historically benefited from an existing U.S. research and development tax credit. As of June 30, 2012, the U.S. research and development tax credit has not been renewed, and therefore our effective tax rate for 2012 does not reflect the benefit of this tax credit. If this tax credit is not renewed in the future, we would expect our effective tax rate to be higher than historical rates that reflected the benefit of the tax credit.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2012, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended June 30, 2012, it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized with the exception of the deferred tax asset related to the California research and development credit generated in 2012. Even though this attribute has an indefinite life, it is unlikely that we will utilize any of this currently generated credit in the foreseeable future. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $17.1 million and $14.9 million as of June 30, 2012 and 2011, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2012 and 2011 were approximately $2.9 million and $2.0 million, respectively. As of June 30, 2012, the gross uncertain tax position was approximately $18.2 million.

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of June 30, 2012, we had $565.3 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of June 30, 2012, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.
The following table summarizes our cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$97,577	$92,524
Cash used in investing activities	$(160,356)	$(55,574)
Cash provided by financing activities	$1,612	$20,793
Operating Activities:  Cash provided by operating activities for the six months ended June 30, 2012 was $97.6 million, representing an increase of $5.1 million from the six months ended June 30, 2011. This increase resulted primarily from an $11.0 million increase in adjustments for non-cash expenses, a $12.7 million decrease in accounts receivable, a $5.5 million increase in deferred revenues, and a $20.9 million decrease in prepaid expenses and other assets, which were offset by a $17.4 million decrease in accounts payable and accrued liabilities, a $9.1 million decrease in income taxes payable, and a $17.0 million decrease in accrued facilities restructuring charges. We recognized excess tax benefits from share-based compensation of $10.0 million during the six months ended June 30, 2012. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $20.7 million during the six months ended June 30, 2012. Our “days sales outstanding” in accounts receivable increased from 59 days at June 30, 2011 to 67 days at June 30, 2012 due to higher amount of billings which occurred toward the end of the second quarter of 2012 compared to end of the second quarter of 2011. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash used in investing activities was $160.4 million and $55.6 million for the six months ended June 30, 2012 and 2011, respectively. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under Property and Equipment in the Condensed Consolidated Balance Sheet, and approximately $21.2 million was recorded in our Condensed Consolidated Statement of Income as the net cost to terminate the facility lease.
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
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash provided by financing activities for the six months ended June 30, 2012 was $1.6 million due to $27.2 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $10.0 million of excess tax benefits from share-based compensation. These amounts were offset by withholding taxes for restricted stock units net share settlement of $6.0 million and repurchases and retirement of our common stock of $29.7 million.
Net cash provided by financing activities for the six months ended June 30, 2011 was $20.8 million due to $30.5 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $15.2 million of excess tax benefits from share-based compensation. These amounts were partially offset by the repurchases and retirement of our common stock of $19.6 million and withholding taxes for restricted stock units net share settlement of $5.3 million.
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
We have $47.4 million available to repurchase additional shares of our common stock under this program as of June 30, 2012. In July 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our outstanding common stock under the repurchase program. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Less than 32% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations, except for Israel, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the six months ended June 30, 2012. No amounts were outstanding under the Credit Agreement as of June 30, 2012, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of June 30, 2012. For further information, see Note 5. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at June 30, 2012, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2012	2013 and 2014	2015 and 2016	2017 and Beyond
Operating lease payments	$38,553	$6,189	$18,697	$9,386	$4,281
Other obligations*	425	425	—	—	—
Total	$38,978	$6,614	$18,697	$9,386	$4,281
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
The above commitment table does not include approximately $19.3 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 11. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at June 30, 2012 include the lease for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $1.8 million for the remainder of 2012 and $3.6 million for the year ending December 31, 2013.
In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. These subleases expire in June and July 2013. In February 2012, we purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges our future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. See Note 10. Facilities Restructuring Charges and Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, transactions, or relationships with “special purpose entities.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe and Middle East, Asia-Pacific, Latin America, and Russia. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which uses the Euro as its functional currency. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the Indian rupee, Euro and British pound sterling, as well as our net position of monetary assets and monetary liabilities held by our foreign subsidiaries in their non-functional currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well.
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations.
Cash Flow Hedge Activities
We have attempted to minimize the impact of certain foreign currency fluctuations through certain cash flow hedge programs. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the Euro and Indian rupee. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.
In December 2010, we entered into foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, we entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2011 for Indian rupees, which were outstanding as of June 30, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	750,000	$—	$14,767
			$—	$14,767
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
Balance Sheet Hedge Activities
In the second quarter of 2011, we also entered into a foreign exchange contract to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. The notional amounts of foreign currency contracts open at period end were $2.6 million to buy at June 30, 2012, and $5.0 million to sell at December 31, 2011. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities.
The table below presents the notional amount of the foreign currency contracts as of June 30, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	130,000	$—	$2,576
			$—	$2,576
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
For the six months ended June 30, 2012, the average annual rate of return on our investments was approximately 0.6%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2012, we had net unrealized gain of $0.3 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2012, the fair market value of the portfolio would decrease by approximately $2.8 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2012.
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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical sectors that we serve. For example, in 2010 and in the first half of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in European public sector, European financial services and commercial spending at least until the sovereign debt issues are resolved. These conditions have also adversely affected the buying patterns of our customers and prospective customers and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. For example, in the second quarter of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions, stricter customer purchasing controls and approval processes, and a decline in our pipeline conversion rate. If macroeconomic conditions continue to deteriorate or if the pace of economic recovery is slower or more uneven, our results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology. Our competition consists primarily of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding enterprise data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, we extended our existing master data management (“MDM”) offering through the acquisition of Siperian, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

•	the failure to accurately anticipate changes in technological trends;

•	the failure to accurately anticipate changes in customer requirements and preferences;

•	delays in completion, launch, delivery, or availability;

•	delays in customer adoption or market acceptance;

•	delays in customer purchases in anticipation of products not yet released;

•	product quality issues, including the possibility of defects and the costs of remediating any such defects;

•	market confusion based on changes to the product packaging and pricing as a result of a new product release;

•	interoperability and integration issues between our existing products and newly acquired products or technologies, and the costs of remediating any such issues;

•	interoperability and integration issues with third-party technologies and the costs of remediating any such issues;

•	customer issues with migrating or upgrading from previous product versions and the costs of remediating any such issues;

•	loss of existing customers that choose a competitor's product instead of upgrading or migrating to the new or enhanced product; and

•	loss of maintenance revenues from existing customers that do not upgrade or migrate.
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
Our quarterly operating results, particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic uncertainty is also likely to cause customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new product and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in the weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into contracts and the quality and timing of pipeline generation can be very difficult to estimate. For example, in the second quarter of 2012, the macroeconomic uncertainty in Europe, together with recent changes in our sales organization and challenges in sales execution generally, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and our pipeline conversion rate. The conversion of the sales pipeline into license revenues may also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver on these contracts in a timely manner. Because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the pipeline conversion rate. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues following acquisition. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.
A reduction in our sales pipeline and pipeline conversion rate could adversely affect the growth of our company and the price of our common stock.
In the past, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. The recent global economic recession and continued macroeconomic uncertainty has had and will likely continue to have an adverse effect on our pipeline conversion rate in the near future. Our pipeline conversion rate declined in 2008, remained depressed in certain geographies in 2009, increased in 2010 and decreased in certain geographies and vertical industry sectors in 2011 and 2012. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
Due to the expense, broad functionality, and company-wide deployment of our products, our customers' decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty and global economic conditions can adversely affect the buying patterns of our customers and prospective customers and lengthen our sales cycle. For example, in the second quarter of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes in EMEA and North America. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer's decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:

•	changes in our customers' budgetary constraints and internal acceptance review procedures;

•	the timing of our customers' budget cycles;

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
If our sales cycles lengthen unexpectedly, they could adversely affect the timing of our revenues or increase costs, which may independently cause fluctuations in our revenues and results of operations, adversely affecting the price of our common stock. Finally, if we are unsuccessful in closing sales of our products after spending significant funds and management resources, our operating margins and results of operations could be adversely impacted, and the price of our common stock could decline.
The loss of our key personnel, an increase in our sales force personnel turnover rate or decrease in sales force productivity, or the inability to attract and retain additional personnel could adversely affect our ability to grow our company successfully and may negatively impact our results of operations.
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have experienced changes in members of our senior management team. For example, we recently announced the appointment of a new executive vice president of worldwide field operations. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in disruption to our ongoing operations. For example, the recent leadership transition in our EMEA sales organization adversely affected our pipeline management capabilities in the second quarter of 2012.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. For example, recent changes we implemented in customer segmentation and sales territories have adversely affected the quality of our pipeline estimates in 2012. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has been immaterial, although on occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. We have attempted to reduce the impact of certain foreign currency fluctuations through hedging programs for the foreign subsidiaries where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.
We rely on our relationships with our strategic partners. If we do not maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.
We believe that our ability to increase the sales of our products depends in part upon maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. Among others, we are partners with Cloudera, Dun & Bradstreet, EMC, Hewlett Packard, Intel, Microsoft, MicroStrategy, NetSuite, Oracle, salesforce.com, SAP, and Symantec.
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
The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. While we believe that the traditional use of our technology in data warehousing applications is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes data migration, data consolidation, data synchronization, master data management, B2B data exchange, information lifecycle management, cloud data integration, and data quality projects. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Our customers or prospective customers may:

•	not fully value the benefits of using our products;

•	not achieve favorable results using our products;

•	use their IT budgets for other products that have priority over our products;

•	defer or decrease product purchases due to the macroeconomic uncertainty and global economic conditions;

•	experience technical difficulties in implementing our products; or

•	use alternative methods to solve the problems addressed by our products.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has historically benefited from the U.S. research and development tax credit. As of June 30, 2012, the U.S. research and development tax credit has not been renewed, and therefore our effective tax rate for 2012 does not reflect the benefit of this tax credit. If this tax credit is not renewed in the future, we would expect our effective tax rate to be higher than historical rates that reflected the benefit of the tax credit. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs, and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Also, we have substantial real estate commitments, both leased and owned, in the United States and internationally. Our business has grown in recent years through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. For example, in February 2012 we purchased the property associated with our former corporate headquarters in Redwood City, California, for approximately $148.6 million, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million.
In addition, we need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets. We are continually investing resources to upgrade and improve our internal systems, processes and controls in order to meet the growing requirements of our business. For example, we have recently upgraded our human resources information systems and we are currently upgrading our enterprise resource planning systems. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of June 30, 2012. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government notes and bonds, agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Report. In addition, from time to time we make investments in private companies. Our investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
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
Our basic corporate documents and Delaware law contain provisions that might discourage, delay, or prevent a change in the control of Informatica or a change in our management. For example, our bylaws provide that we have a classified board of directors, with each class of directors subject to re-election every three years. A classified board has the effect of making it more difficult for third parties to elect their representatives on our board of directors and gain control of Informatica. This provision, among others, could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended June 30, 2012.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — April 30
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	77,050
May 1 — May 31
From employees (1)	62,645	$47.12	—	—
Repurchase program (2)	497,691	$43.64	497,691	55,329
June 1 — June 30
From employees (1)	—	—	—	—
Repurchase program (2)	190,000	$41.74	190,000	47,398
Total	750,336	$43.45	687,691
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the second quarter of fiscal 2012 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. In January 2011, we announced that our Board authorized an additional $50 million increase to the program. In October 2011, we announced that the Board authorized an additional $75 million increase to the program. As of June 30, 2012, Informatica had remaining authorization of $47 million for future share repurchases. In July 2012, the Board authorized an additional $100 million increase to the program. For further information about our stock repurchase program, see the subsection "Convertible Senior Notes" in Note 5. Borrowings and Note 8. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document
10.1	2009 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
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

August 8, 2012	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2012

Exhibit Number	Document
10.1	2009 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.