Form 10-Q
period 2012-09-30
INFORMATICA CORP
filed 2012-11-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of October 31, 2012, there were approximately 107,907,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$237,391	$316,835
Short-term investments	346,891	285,579
Accounts receivable, net of allowances of $4,551 and $4,001, respectively	122,128	176,066
Deferred tax assets	20,542	21,591
Prepaid expenses and other current assets	28,657	23,206
Total current assets	755,609	823,277
Property and equipment, net	144,805	16,025
Goodwill	447,240	432,269
Other intangible assets, net	47,792	64,789
Long-term deferred tax assets	24,421	23,037
Other assets	5,373	21,351
Total assets	$1,425,240	$1,380,748
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,671	$9,459
Accrued liabilities	56,063	58,947
Accrued compensation and related expenses	38,258	58,042
Income taxes payable	—	1,178
Accrued facilities restructuring charges	—	17,751
Deferred revenues	217,793	208,039
Total current liabilities	319,785	353,416
Accrued facilities restructuring charges, less current portion	—	5,543
Long-term deferred revenues	9,157	6,573
Long-term income taxes payable	19,596	16,709
Other liabilities	3,118	6,304
Total liabilities	351,656	388,545
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000 shares authorized; 107,901 shares and 106,946
shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	108	107
Additional paid-in capital	769,111	751,350
Accumulated other comprehensive loss	(11,299)	(12,802)
Retained earnings	315,664	253,548
Total stockholders’ equity	1,073,584	992,203
Total liabilities and stockholders’ equity	$1,425,240	$1,380,748
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
License	$65,891	$83,736	$216,935	$241,580
Service	124,427	112,151	359,895	315,066
Total revenues	190,318	195,887	576,830	556,646
Cost of revenues:
License	925	1,011	3,210	3,669
Service	30,655	30,432	92,764	87,111
Amortization of acquired technology	5,172	5,156	16,164	14,334
Total cost of revenues	36,752	36,599	112,138	105,114
Gross profit	153,566	159,288	464,692	451,532
Operating expenses:
Research and development	35,998	34,577	105,561	98,093
Sales and marketing	73,239	70,437	213,615	200,962
General and administrative	15,692	14,516	46,369	40,507
Amortization of intangible assets	1,462	1,886	4,690	5,959
Facilities restructuring and facility lease termination costs (benefit), net	—	(282)	710	704
Acquisitions and other charges (benefit)	2,036	917	2,389	(5)
Total operating expenses	128,427	122,051	373,334	346,220
Income from operations	25,139	37,237	91,358	105,312
Interest income	987	1,185	3,342	3,374
Interest expense	(126)	(105)	(379)	(2,006)
Other income (expense), net	(533)	685	(1,257)	(795)
Income before income taxes	25,467	39,002	93,064	105,885
Income tax provision	9,966	12,012	30,948	30,776
Net income	$15,501	$26,990	$62,116	$75,109
Basic net income per common share	$0.14	$0.25	$0.58	$0.73
Diluted net income per common share	$0.14	$0.24	$0.55	$0.67
Shares used in computing basic net income per common share	108,091	106,274	107,957	103,080
Shares used in computing diluted net income per common share	111,776	112,406	112,518	112,655
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$15,501	$26,990	$62,116	$75,109
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(50), $233, $23 and $(7)	3,378	(9,805)	(1)	(961)
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $(117), $269, $(322) and $201	191	(439)	526	(327)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $1, $(4), $ - and $(18)	2	(6)	—	(30)
Net change, net of tax benefit (expense) of $(118), $273, $(322) and $219	193	(445)	526	(357)
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $(135), $(4), $24 and $666	218	11	(41)	(1,084)
Less: reclassification adjustment for loss included in net income, net of tax benefit of $328, $249, $624 and $612	536	405	1,019	998
Net change, net of tax benefit (expense) of $(463), $(253), $(600) and $54	754	416	978	(86)
Total other comprehensive income, net of tax effect	4,325	(9,834)	1,503	(1,404)
Total comprehensive income, net of tax effect	$19,826	$17,156	$63,619	$73,705
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$62,116	$75,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,709	4,303
Share-based compensation	31,583	24,300
Deferred income taxes	(1,830)	633
Tax benefits from share-based compensation	12,577	20,088
Excess tax benefits from share-based compensation	(12,470)	(19,795)
Amortization of intangible assets and acquired technology	20,854	20,293
Other operating activities, net	939	(1,704)
Changes in operating assets and liabilities:
Accounts receivable	54,083	18,422
Prepaid expenses and other assets	12,626	(10,615)
Accounts payable and accrued liabilities	(35,056)	(14,104)
Income taxes payable	(1,894)	3,793
Accrued facilities restructuring charges	(23,977)	(10,723)
Deferred revenues	12,152	20,247
Net cash provided by operating activities	140,412	130,247
Investing activities:
Purchases of property and equipment	(137,599)	(8,502)
Purchases of investments	(204,515)	(304,871)
Investment in equity interest, net	(257)	542
Maturities of investments	47,051	102,524
Sales of investments	98,558	158,647
Business acquisitions, net of cash acquired	(8,438)	(27,969)
Net cash used in investing activities	(205,200)	(79,629)
Financing activities:
Net proceeds from issuance of common stock	38,555	45,457
Repurchases and retirement of common stock	(58,709)	(70,115)
Withholding taxes related to restricted stock units net share settlement	(6,243)	(5,701)
Excess tax benefits from share-based compensation	12,470	19,795
Net cash used in financing activities	(13,927)	(10,564)
Effect of foreign exchange rate changes on cash and cash equivalents	(729)	(239)
Net increase (decrease) in cash and cash equivalents	(79,444)	39,815
Cash and cash equivalents at beginning of period	316,835	208,899
Cash and cash equivalents at end of period	$237,391	$248,714
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2012 and 2011 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2012, or any other future period.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$28,143	$28,143	$—	$—
Time deposits (ii)	30,964	30,964	—	—
Marketable debt securities (ii)	318,581	—	318,581	—
Total money market funds, time deposits, and marketable debt securities	377,688	59,107	318,581	—
Foreign currency derivatives (iii)	6	—	6	—
Total assets	$377,694	$59,107	$318,587	$—
Liabilities:
Foreign currency derivatives (iv)	$435	$—	$435	$—
Acquisition-related contingent consideration (v)	13,928	—	—	13,928
Total liabilities	$14,363	$—	$435	$13,928
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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives include spot and forward rates, interest rates, and credit derivative market rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of four months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to its counterparties and has used its credit spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the three and nine months ended September 30, 2011 and 2012.
See Note 6. Accumulated Other Comprehensive Loss, Note 7. Derivative Financial Instruments, and Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the nine months ended September 30, 2012 consisted of the following (in thousands):

September 30, 2012
Beginning balance as of December 31, 2011	$12,872
Additions from new acquisitions	4,973
Change in fair value of contingent consideration	523
Payment of contingent consideration	(4,440)
Ending balance as of September 30, 2012	$13,928

See Note 16. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three and nine months ended September 30, 2012, and three months ended September 30, 2011 were negligible. Realized gain recognized for the nine months ended September 30, 2011 was approximately $0.3 million. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of September 30, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$206,594	$—	$—	$206,594
Cash equivalents:
Money market funds	28,143	—	—	28,143
Commercial paper	2,250	—	—	2,250
Corporate notes and bonds	404	—	—	404
Total cash equivalents	30,797	—	—	30,797
Total cash and cash equivalents	237,391	—	—	237,391
Short-term investments:
Certificates of deposit	2,733	5	—	2,738
Commercial paper	6,288	—	—	6,288
Corporate notes and bonds	152,651	479	(19)	153,111
Federal agency notes and bonds	103,311	145	(5)	103,451
Time deposits	30,964	—	—	30,964
U.S. government notes and bonds	7,123	21	—	7,144
Municipal notes and bonds	43,174	30	(9)	43,195
Total short-term investments	346,244	680	(33)	346,891
Total cash, cash equivalents, and short-term investments (i)	$583,635	$680	$(33)	$584,282
____________________

(i)	Total estimated fair value above included $377.7 million comprised of cash equivalents and short-term investments at September 30, 2012.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$169,200	$—	$—	$169,200
Cash equivalents:
Money market funds	147,635	—	—	147,635
Total cash equivalents	147,635	—	—	147,635
Total cash and cash equivalents	316,835	—	—	316,835
Short-term investments:
Certificates of deposit	2,755	—	—	2,755
Commercial paper	2,998	—	—	2,998
Corporate notes and bonds	122,803	209	(596)	122,416
Federal agency notes and bonds	103,932	149	(26)	104,055
Time deposits	38,683	—	—	38,683
U.S. government notes and bonds	2,892	21	—	2,913
Municipal notes and bonds	11,718	41	—	11,759
Total short-term investments	285,781	420	(622)	285,579
Total cash, cash equivalents, and short-term investments (i)	$602,616	$420	$(622)	$602,414
____________________

(i)	Total estimated fair value above included $433.2 million comprised of cash equivalents and short-term investments at December 31, 2011.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at September 30, 2012 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$15,054	$(19)
Federal agency notes and bonds	16,542	(5)
Municipal notes and bonds	16,159	(9)
Total	$47,755	$(33)
As of September 30, 2012, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at September 30, 2012 (in thousands):

	Cost	Fair Value
Due within one year	$221,317	$221,599
Due in one year to two years	96,617	96,904
Due after two years	28,310	28,388
Total	$346,244	$346,891

Note 3.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at September 30, 2012 and December 31, 2011 (in thousands):

	Estimated Useful Lives	September 30, 2012	December 31, 2011
Land	N/A	$20,637	$—
Buildings	25 years	105,727	—
Site improvements	15 years	1,162	—
Total land and buildings		127,526	—
Computer and equipment	1-5 years	53,933	51,907
Furniture and fixtures	3-5 years	6,634	5,391
Leasehold improvements	1-9 years	24,139	22,039
Capital work-in-progress		—	471
Total property and equipment		212,232	79,808
Less: Accumulated depreciation and amortization		(67,427)	(63,783)
Total property and equipment, net		$144,805	$16,025
On February 15, 2012, the Company purchased the property associated with its former corporate headquarters at 2000 and 2100 Seaport Boulevard in Redwood City, California. The property consists of two office buildings totaling an aggregate of 290,305 square feet and the associated 11.6 acres of land. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term in accordance with ASC 840 Leases. The purchase of the property totaled approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. The Company recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease in the Condensed Consolidated Statement of Income during the three months ended March 31, 2012 and nine months ended September 30, 2012. The net purchase price of the land and buildings was $127.5 million, which represents the fair value at date of purchase. The net purchase price was allocated as $105.7 million to buildings, $20.6 million to land, and $1.2 million to site improvements. The building and site improvements are depreciated on a straight-line basis over the estimated useful life of 25 years and 15 years, respectively. See Note 10. Facilities Restructuring Charges of Notes to Condensed Consolidated Financial Statements for a further discussion.
Capital work-in-progress consisted of capitalized costs related to software acquired, developed or modified solely to meet the Company's internal requirements, pursuant to ASC 350-40 Internal-Use Software. For the nine months ended September 30, 2012, the Company capitalized a total of $2.4 million in costs associated with internal use software, and $2.8 million was placed in service in August 2012, resulting in a reclassification from work in progress to computer and equipment and began amortization.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of September 30, 2012 and December 31, 2011 are as follows (in thousands, except years):

	Intangible Assets, Gross			Accumulated Amortization			Intangible Assets, Net		Weighted
	December 31, 2011	Additions and Adjustments	September 30, 2012	December 31, 2011	Expense	September 30, 2012	December 31, 2011	September 30, 2012	Average Useful Life (Years)
Developed and core technology	$102,492	$3,150	$105,642	$(54,742)	$(16,164)	$(70,906)	$47,750	$34,736	6
Other Intangible Assets:
Customer relationships	34,385	1,128	35,513	(25,871)	(2,908)	(28,779)	8,514	6,734	6
All other (i)	16,844	60	16,904	(8,800)	(1,782)	(10,582)	8,044	6,322	5 - 11
Total other intangible assets	51,229	1,188	52,417	(34,671)	(4,690)	(39,361)	16,558	13,056
Total intangible assets subject to amortization	153,721	4,338	158,059	(89,413)	(20,854)	(110,267)	64,308	47,792
In-process research and development	481	(481)	—	—	—	—	481	—	N.A.
Total intangible assets, net	$154,202	$3,857	$158,059	$(89,413)	$(20,854)	$(110,267)	$64,789	$47,792
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $6.6 million and $7.0 million for the three months ended September 30, 2012 and 2011, respectively, and $20.9 million and $20.3 million for the nine months ended September 30, 2012 and 2011, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2012, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2012	$5,442	$1,856	$7,298
2013	17,296	5,588	22,884
2014	7,063	2,779	9,842
2015	2,931	865	3,796
2016	1,637	1,559	3,196
Thereafter	367	409	776
Total intangible assets subject to amortization	$34,736	$13,056	$47,792
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows (in thousands):

September 30, 2012
Beginning balance as of December 31, 2011	$432,269
Goodwill from acquisitions	15,009
Subsequent goodwill adjustments	(38)
Ending balance as of September 30, 2012	$447,240
Subsequent goodwill adjustments of $38,000 for the nine months ended September 30, 2012 consist primarily of foreign currency translation adjustments. The goodwill is partially deductible for tax purposes. See Note 16. Acquisitions for a further discussion of goodwill from acquisitions.
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
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of September 30, 2012, and a total of $220.0 million remained available for borrowing.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2012.

Note 6.  Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of taxes, as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Net unrealized gain (loss) on available-for-sale investments	$401	$(125)
Cumulative translation adjustments	(11,376)	(11,375)
Derivative loss	(324)	(1,302)
Accumulated other comprehensive loss, net of taxes	$(11,299)	$(12,802)
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011.
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
Cash Flow Hedges
The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. These contracts are designated and documented as cash flow hedges. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee. The Company is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses and revenue reflected in the intercompany accounts between Informatica U.S. and its subsidiary in India. In December 2010, the Company entered into foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013.
The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
The Company has forecasted the amount of its anticipated foreign currency expenses and intercompany revenue based on its historical performance and its 2012 financial plan. As of September 30, 2012, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of four months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary liabilities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The notional amount of these foreign exchange forward contracts was $7.5 million and $39.3 million as of September 30, 2012 and December 31, 2011, respectively.
Balance Sheet Hedges
Beginning in the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were $2.7 million to buy at September 30, 2012 and $5.0 million to sell at December 31, 2011.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012		December 31, 2011
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$2	$333	$—	$2,480
Derivatives not designated as hedging instruments	4	102	702	16
Total fair value of derivative instruments	$6	$435	$702	$2,496
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
As of September 30, 2012, a derivative loss of $0.3 million was included in accumulated other comprehensive loss, net of applicable taxes. The Company expects to reflect this amount in its condensed consolidated statements of income during the next twelve months.
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
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$353	$15	$(65)	$(1,750)
Amount of loss reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(864)	$(654)	$(1,643)	$(1,610)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$213	$20	$1,018	$483
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) recognized in interest and other income (expense), net	$80	$928	$(663)	$1,728
See Note 1. Summary of Significant Accounting Policies and Note 6. Accumulated Other Comprehensive Loss of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 8.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. On July 3, 2012, the Company's Board of Directors approved the repurchase of up to an additional $100.0 million of its outstanding common stock.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
During the three months ended September 30, 2012 and 2011, the Company repurchased approximately 915,000 shares of its common stock at a cost of $29.1 million and approximately 1,110,000 shares of its common stock at a cost of $50.5 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company repurchased approximately 1,603,000 shares of its common stock at a cost of $58.7 million and approximately 1,475,000 shares of its common stock at a cost of $70.1 million, respectively.
As of September 30, 2012, $118.3 million remained available for share repurchases under this program.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Option grants:
Expected volatility	47%	38%	39 - 47%	35 - 38%
Weighted-average volatility	47%	38%	43%	36%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.8	3.3	3.8
Risk-free interest rate	0.5%	0.9%	0.5%	1.5%
ESPP:*
Expected volatility	53%	38%	43 - 53%	35 - 38%
Weighted-average volatility	53%	38%	49%	36%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
____________________

*	ESPP purchases are made on the last day of January and July of each year.
The allocations of the share-based compensation, net of income tax benefit, for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of service revenues	$1,061	$874	$3,171	$2,599
Research and development	3,861	2,825	10,824	7,878
Sales and marketing	3,599	2,616	10,078	7,503
General and administrative	2,435	2,318	7,510	6,320
Total share-based compensation	10,956	8,633	31,583	24,300
Tax benefit of share-based compensation	(2,815)	(2,219)	(8,066)	(6,169)
Total share-based compensation, net of tax benefit	$8,141	$6,414	$23,517	$18,131

Note 10.  Facilities Restructuring Charges
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements had an original expiration date in July 2013. As a result of the 2004 Restructuring Plan, the Company relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expire in June and July 2013.
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
A summary of the activity of the accrued restructuring charges for the nine months ended September 30, 2012 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Reversal on Purchase of	Accrued Restructuring Charges at
	December 31, 2011	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	Land and Buildings	September 30, 2012
2004 Restructuring Plan
Excess lease facilities	$20,810	$97	$28	$(2,422)	$(28)	$(18,485)	$—
2001 Restructuring Plan
Excess lease facilities	2,484	—	—	(327)	—	(2,157)	—
Total restructuring plans	$23,294	$97	$28	$(2,749)	$(28)	$(20,642)	$—
For the three months ended March 31, 2012, prior to the acquisition the Company recorded $0.1 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the Condensed Consolidated Statement of Income. Net cash payments for the three months ended March 31, 2012 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $2.4 million and $0.3 million, respectively. There were no further activities after the close of the first quarter of 2012.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Income Taxes
The Company's effective tax rates were 39% and 31% for the three months ended September 30, 2012 and 2011, respectively, and 33% and 29% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three and nine months ended September 30, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits partially offset by compensation expense related to non-deductible share-based compensation, state income taxes, non-deductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. During the three months ended September 30, 2012, the change in the geographic mix of earnings caused an increase in the Company's estimated annual effective tax rate, resulting in the Company recording a 39% tax rate for the third quarter to bring its year-to-date tax rate in line with the estimated annual effective tax rate for 2012. The Company's effective annual tax rate will continue to be very sensitive to the geographic mix of earnings. The effective tax rates for the three and nine months ended September 30, 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code partially offset by compensation expense related to non-deductible share-based compensation, state income taxes, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. With the exception of our subsidiaries in the Israel and Canada, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended September 30, 2012, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended September 30, 2012, it was considered more likely than not that the Company's non-share-based payments related deferred tax assets would be realized with the exception of the deferred tax asset related to the California research and development credit generated in 2012. Even though this attribute has an indefinite life, it is unlikely that the Company will utilize any of this currently generated credit in the foreseeable future. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $17.9 million and $15.2 million as of September 30, 2012 and 2011, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2012 and 2011 were approximately $2.6 million and $2.3 million, respectively. As of September 30, 2012, the gross uncertain tax position was approximately $18.9 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most federal, state, and foreign jurisdictions have anywhere from three to six open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of September 30, 2012.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$15,501	$26,990	$62,116	$75,109
Effect of convertible senior notes, net of related tax effects	—	—	—	811
Net income adjusted	$15,501	$26,990	$62,116	$75,920
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	108,091	106,274	107,957	103,080
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	273	458	384	545
Dilutive effect of employee stock options	3,412	5,674	4,178	6,283
Dilutive effect of convertible senior notes	—	—	—	2,747
Shares used in computing diluted net income per common share	111,776	112,406	112,518	112,655
Basic net income per common share	$0.14	$0.25	$0.58	$0.73
Diluted net income per common share	$0.14	$0.24	$0.55	$0.67
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	4,790	1,730	3,412	1,213
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that the Notes had a dilutive effect on diluted net income per share for the nine months ended September 30, 2011. As such, the Company had an add-back of $0.8 million for the nine months ended September 30, 2011, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The Notes were redeemed on March 18, 2011; therefore, there was no dilutive effect of the notes for the three and nine months ended September 30, 2012 and three months ended September 30, 2011. See Note 5. Borrowings - Convertible Senior Notes of Notes to Condensed Consolidated Financial Statements for a further discussion.
Note 13.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement for two buildings at 100 and 200 Cardinal Way. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payments are $0.9 million for the remainder of 2012 and $3.6 million for the year ending December 31, 2013.
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
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company no longer has any further commitments relating to the original lease agreements. The Company expects to receive payments from the tenants of approximately $4.9 million as the owner of the buildings, which include rental income of $2.1 million and reimbursement of certain property costs such as common area maintenance, insurance,

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and property taxes, through the remainder of their respective lease terms of $2.8 million. The estimates of lease income may vary significantly depending, in part, on factors that may be beyond the Company's control, such as the global economic downturn, time periods required to locate and contract suitable leases, and market rates at the time of leases. Currently, the Company has leased its former corporate headquarters through July 2013. Future adjustments to the expected lease income could result from any default by a lessor, which could impact the time period that the buildings will be vacant, expected lease rates, and expected lease terms.
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of September 30, 2012 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2012	$3,207
2013	12,746
2014	7,904
2015	7,109
2016	4,060
Thereafter	5,817
Total future minimum operating lease payments	$40,843
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of September 30, 2012 and December 31, 2011 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations. See Note 1. Summary of Significant Accounting Policies, Note 6. Accumulated Other Comprehensive Loss, and Note 7. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements for a further discussion.
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
No customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 29% and 32% of total revenues in the third quarter of 2012 and 2011, respectively, and 32% and 34% of total revenues for the nine months ended September 30, 2012 and 2011, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
North America	$134,613	$132,282	$389,587	$370,076
Europe	37,705	46,663	125,456	136,113
Other	18,000	16,942	61,787	50,457
Total revenues	$190,318	$195,887	$576,830	$556,646

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-lived assets by geographic region are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Long-lived assets, net (excluding assets not allocated):
North America	$179,895	$69,867
Europe	4,884	3,224
Other	7,818	7,723
Total long-lived assets	$192,597	$80,814

Note 15.  Recent Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Update 2012-02 Testing Indefinite-Lived Intangible Assets, to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012, with early adoption permitted. The Company does not expect its adoption of ASU 2012-02 to have an impact to the condensed consolidated financial statements.
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
Note 16.  Acquisitions
Data Scout Solutions Group Limited
On September 10, 2012, the Company acquired all of the outstanding securities of Data Scout Solutions Group Limited. (“Data Scout”), a privately-held company, for approximately $6.0 million. Data Scout designs, markets, and supports a cloud based master data management application for salesforce.com customers. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Approximately $1.4 million of the consideration otherwise payable to former Data Scout shareholders was held as partial security for certain indemnification obligations, and will be held back for payment until March 2014.
Informatica is obligated to pay up to an additional $3.5 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $2.7 million and $3.5 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed of $8.3 million and the acquiree's transaction related costs and debt settlement of $0.4 million (in thousands):

Goodwill	$9,088
Developed and core technology	690
Customer relationships	700
Assumed liabilities, net of assets	(2,173)
Total purchase price allocation	8,305
Acquiree's transaction related costs and debt settlement	354
Total	$8,659
The acquiree's transaction related costs consist of legal, accounting, and consulting fees as of the date of this acquisition. The goodwill is partially deductible for tax purposes.
TierData, Inc.
On September 10, 2012, the Company acquired all of the outstanding securities of TierData, Inc. (“TierData”), a privately-held company, for approximately $6.0 million. TierData develops and markets software that improves database application performance. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Approximately $1.4 million of the consideration otherwise payable to former TierData stockholders was held as partial security for certain indemnification obligations, and will be held back for payment until March 2014.
Informatica is obligated to pay up to an additional $2.5 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $2.2 million and $2.5 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value.
The following table summarizes the fair value of assets acquired and liabilities assumed of $6.7 million and the acquiree's transaction related costs and accrued liabilities of $1.5 million (in thousands):

Goodwill	$5,921
Developed and core technology	2,010
Customer relationships	420
Non-compete agreements	60
Assumed liabilities, net of assets	(1,684)
Total purchase price allocation	6,727
Acquiree's transaction related costs and accrued liabilities	1,516
Total	$8,243
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
The Company was obligated to pay up to an additional $2.0 million in 2012 for certain deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were approximately $1.9 million and $2.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $2.0 million in earn-out payments during the nine months ended September 30, 2012.
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
ActiveBase
On July 13, 2011, the Company acquired all of the outstanding securities of ActiveBase Ltd. (“ActiveBase”), a privately-held company, for approximately $6.0 million in cash. ActiveBase provides dynamic data masking technology. As a result of this acquisition, the Company also assumed certain liabilities and commitments. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former ActiveBase stockholders. The escrow fund will remain in place until July 14, 2013, although a portion of the funds is expected be paid to former stockholders in the fourth quarter of 2012.
The Company is obligated to pay up to an additional $4.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $3.3 million and $4.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $0.4 million in earn-out payments during the nine months ended September 30, 2012.
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
Informatica is obligated to pay up to an additional $10.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. At the time of acquisition, the fair market value and gross amount of these earn-out payments were $7.3 million and $10.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. The Company paid $2.0 million in earn-out payments during the nine months ended September 30, 2012.

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
Note 17.  Subsequent Event
On October 1, 2012, Informatica Deutschland AG, an indirect wholly-owned subsidiary of the Company, announced its decision to make a voluntary public takeover offer (the "Offer") to acquire all the outstanding shares of Heiler Software AG for 7.04 Euro per share in cash, or approximately 80.8 million Euro for the total number of outstanding shares (excluding treasury shares).  Heiler Software provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. Based on the exchange rate in effect on October 1, 2012, the total consideration to be offered is expected to be approximately $103.8 million US dollars. On October 22, 2012, the Company published the offer document for the Offer. The initial acceptance period for the Offer commenced with the publication of the offer document and is expected to end on November 21, 2012. If the Offer is successful and the Company achieves a certain minimum ownership threshold, the Company will begin consolidating Heiler Software's financial results with its financial results in the fourth quarter of 2012 based on the Company's relative ownership percentage, excluding the non-controlling interest owned by Heiler Software's continuing stockholders.

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
We receive license revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive an increasing amount of service revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. Most of our international sales have been in Europe. Revenues outside of Europe and North America have comprised less than 10% of total consolidated revenues during the past three years, except in the first half of 2012 when revenues outside of North America and Europe comprised approximately 10%.
We license our software and provide services to many industry sectors, including, but not limited to, energy and utilities, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and transportation. Financial services remains our largest vertical industry sector.
In the third quarter of 2012, continued changes in our sales organization to address recent challenges in sales execution adversely affected our pipeline conversion rate, as well as our pipeline management capabilities and the reliability of our pipeline estimates, particularly in Europe. In addition, macroeconomic uncertainty in portions of North America and Europe and increased competition for the allocation of our customers' IT budget dollars contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes. As a result, our total revenues in the third quarter of 2012 slightly decreased by 3% to $190.3 million compared to $195.9 million for the same period in 2011. License revenues decreased by 21% to $65.9 million in the third quarter of 2012 compared to $83.7 million for the same period in 2011. The decline in license revenues reflected a reduced number of license transactions in the quarter ended September 30, 2012 compared to the same period in 2011. Services revenues increased by 11% in the third quarter of 2012 from the same period in 2011 due to a 12% growth in maintenance revenues and a 7% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues decreased to 13% in the third quarter of 2012 from 19% in the third quarter of 2011.

In the first nine months of 2012, we grew our total revenues by 4% to $576.8 million from $556.6 million in the comparable period a year ago, and license revenues decreased by 10% to $216.9 million from $241.6 million on a year-over-year basis. The decline in license revenues for the nine months ended September 30, 2012 compared to the prior year was primarily due to a decrease in the number of license transactions as a result of lower pipeline conversion rate in certain geographies and vertical sectors, partially offset by an increase in the average size of license transactions. Service revenues increased by 14% in the first nine months of 2012 compared to the same period in 2011 due to a 16% growth in maintenance revenues and a 9% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to higher customer demand and increased subscriptions. Our operating income as a percentage of revenues decreased to 16% in the nine-month period ended September 30, 2012 from 19% in the nine-month period ended September 30, 2011.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have continued investing in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

•
Competition:  Inherent in our industry are risks arising from competition with existing software solutions, including solutions from IBM, Oracle, and SAP, technological advances from other vendors, and the perception of cost savings by solving data integration challenges through customer hand-coding development resources. Our prospective customers may view these alternative solutions as more attractive than our offerings. Additionally, the consolidation activity in our industry pose challenges as competitors market a broader suite of software products or solutions and bundled pricing arrangements to our existing or prospective customers. Moreover, because of current macroeconomic uncertainty, there is increased competition for the allocation of customers' IT budget dollars.

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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally have weaker demand for our software products and services in the first and third quarters of the year. Each quarter of 2011 and the first quarter of 2012 followed these seasonal trends. However, license revenues for the second and third quarters of 2012 were lower as compared to the first quarter of 2012 and the second and third quarters of 2011. The uncertain macroeconomic conditions and continued changes in our sales organization make our future results more difficult to predict based on historical seasonal trends.

We focus on a number of key initiatives to address these factors and other opportunities and challenges. These key initiatives include certain cost containment measures, the strengthening of our partnerships, the broadening of our distribution capability worldwide, the enablement of our sales force and distribution channel to sell both our existing products and technologies as well as new products and technologies, the alignment of our worldwide sales and field operations with company-wide initiatives and the implementation of a more rigorous sales process, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to continue to grow our business at our historic growth rates.
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
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of traditional data warehousing products and more strategic data integration solutions beyond data warehousing, including enterprise data integration, data quality, master data management, B2B data exchange, application information lifecycle management, complex event processing, ultra messaging, and cloud data integration. We also operate the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. To address the risks of introducing new products or enhancements to our existing products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiators, and key business values. These programs include user conferences for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel, “webinars” and other informational seminars and materials for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral.
We continue to implement changes in our worldwide sales and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the sales leadership transitions, we are also implementing more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
In the third quarter of 2012, we extended our master data management offerings through our acquisition of Data Scout Solutions Group Limited. Data Scout designs, markets and supports a cloud based master data management application for salesforce.com customers. Also in the third quarter of 2012, we extended our application information lifecycle management offerings with our acquisition of TierData, Inc. TierData develops and markets software that improves database application performance.
For further discussion regarding these and related risks, see Risk Factors in Part II, Item 1A of this Report.
Recent Developments
On October 1, 2012, we announced our decision to make a voluntary public takeover offer to acquire all the outstanding shares of Heiler Software AG, through an indirect wholly-owned subsidiary. Heiler Software provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. The consideration offered to all shareholders of Heiler Software is 7.04 Euro per share in cash, or approximately 80.8 million Euro for the total number of outstanding shares (excluding treasury shares).  Based on the exchange rate in effect on October 1, 2012, the total consideration to be offered is approximately $103.8 million US dollars. The acceptance period for the takeover offer commenced on October 22, 2012 and is expected to end on November 21, 2012. If the takeover offer is successful and we achieve a certain minimum ownership threshold, we will begin consolidating Heiler Software's financial results with our financial results in the fourth quarter of 2012 based on our relative ownership percentage, excluding the non-controlling interest owned by Heiler Software's continuing stockholders.
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

Results of Operations
The following table presents certain financial data for the three and nine months ended September 30, 2012 and 2011 as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
License	35%	43%	38%	43%
Service	65	57	62	57
Total revenues	100	100	100	100
Cost of revenues:
License	—	1	1	1
Service	16	16	16	16
Amortization of acquired technology	3	2	2	2
Total cost of revenues	19	19	19	19
Gross profit	81	81	81	81
Operating expenses:
Research and development	19	18	18	18
Sales and marketing	39	36	37	36
General and administrative	8	7	8	7
Amortization of intangible assets	1	1	1	1
Facilities restructuring and facility lease termination costs (benefit), net	—	—	—	—
Acquisitions and other charges (benefit)	1	—	1	—
Total operating expenses	68	62	65	62
Income from operations	13	19	16	19
Interest income	—	1	—	—
Interest expense	—	—	—	—
Other income (expense), net	—	—	—	—
Income before income taxes	13	20	16	19
Income tax provision	5	6	5	6
Net income	8%	14%	11%	13%

Revenues
Our total revenues decreased to $190.3 million for the three months ended September 30, 2012 compared to $195.9 million for the three months ended September 30, 2011, representing a decline of $5.6 million (or 3%), primarily as a result of a decrease in license revenues due to a reduced number of license transactions offset by increased maintenance revenues as a result of growth in our customer installed base. Our total revenues increased to $576.8 million for the nine months ended September 30, 2012 compared to $556.6 million for the nine months ended September 30, 2011, representing a growth of $20.1 million (or 4%). The increase for the first nine months of 2012 was due to increased maintenance revenues driven by the growth in our customer installed base which is partially offset by a decrease in license revenues due to a lower volume of license transactions as a result of a decline in our pipeline conversion rate.

The following table and discussion compare our revenues by type for the three and nine months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
License	$65,891	$83,736	(21)%	$216,935	$241,580	(10)%
Service revenues:
Maintenance	91,872	81,666	12%	266,345	229,571	16%
Consulting, education, and other	32,555	30,485	7%	93,550	85,495	9%
Total service revenues	124,427	112,151	11%	359,895	315,066	14%
Total revenues	$190,318	$195,887	(3)%	$576,830	$556,646	4%
License Revenues
Our license revenues decreased to $65.9 million (or 35% of total revenues) and $216.9 million (or 38% of total revenues) for the three and nine months ended September 30, 2012, respectively, from $83.7 million (or 43% of total revenues) and $241.6 million (or 43% of total revenues) for the three and nine months ended September 30, 2011, respectively. The decreases in license revenues of $17.8 million (or 21%) for the three months ended September 30, 2012 compared to the same period in 2011 and $24.6 million (or 10%) for the nine months ended September 30, 2012 compared to the same period in 2011 were primarily due to a decreases in the number of license transactions as a result of a decline in our pipeline conversion rate, particularly in Europe, due to the factors discussed above in the "Overview" section. However, in both the three and nine month periods ended September 30, 2012, we experienced an increase in the average transaction size of license orders.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in the third quarter of 2012, including upgrades for which we charge customers an additional fee, increased to $443,000 from $413,000 in the third quarter of 2011. The average transaction amount for orders greater than $100,000 in the nine-month period ended September 30, 2012, including upgrades for which we charge customers an additional fee, increased to $448,000 from $426,000 in the same period of 2011.
The number of transactions greater than $1.0 million decreased to 13 in the third quarter of 2012 compared to 18 in the third quarter of 2011. The number of transactions greater than $1.0 million was 39 in the nine-month period ended September 30, 2012 compared to 44 in the comparative period in 2011.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $91.9 million (or 48% of total revenues) for the three months ended September 30, 2012 compared to $81.7 million (or 42% of total revenues) for the three months ended September 30, 2011. Maintenance revenues increased to $266.3 million (or 46% of total revenues) for the nine months ended September 30, 2012 compared to $229.6 million (or 41% of total revenues) for the nine months ended September 30, 2011. The increase of $10.2 million (or 12%) and $36.8 million (or 16%) in maintenance revenues for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 was primarily due to the increasing size of our installed customer base.
For the remainder of 2012, we expect maintenance revenues to increase from the comparable 2011 levels due to our growing installed customer base.
Consulting and Education, and Other Services Revenues
Consulting, education, and other services revenues increased to $32.6 million (or 17% of total revenues) for the three months ended September 30, 2012 compared to $30.5 million (or 15% of total revenues) for the three months ended September 30, 2011. Consulting, education, and other services revenues increased to $93.6 million (or 16% of total revenues) for the nine months ended September 30, 2012 compared to $85.5 million (or 16% of total revenues) for the nine months ended September 30, 2011. The increases of $2.1 million (or 7%) and $8.1 million (or 9%) in consulting, education, and other services revenues for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 was primarily due to an increase in subscription revenues.

For the remainder of 2012, we expect our revenues from consulting and education, and other services revenues to increase from the comparable 2011 levels primarily due to an anticipated increase in demand for subscriptions offerings.
International Revenues
Our international revenues were $55.7 million (or 29% of total revenues) and $63.6 million (or 32% of total revenues) for the three months ended September 30, 2012 and 2011, respectively. Our international revenues were $187.2 million (or 32% of total revenues) and $186.6 million (or 34% of total revenues) for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $7.9 million (or 12%) in international revenues for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a decline in license revenues in Europe, partially offset by an increase in maintenance revenues in Asia and an increase in consulting revenues in Asia and Latin America. The increase of $0.7 million in international revenues for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to increases in maintenance and consulting revenues, offset by a decrease in license revenue. The increase in maintenance revenues was due to increases in Europe, Latin America and Asia and the increase in consulting revenues was due to increases in Europe and Asia. The decrease in license revenue was primarily due to a decrease in Europe.
For the remainder of 2012, we expect our international revenues as a percentage of total revenues to be relatively consistent with the comparable 2011 levels, subject to the continued macroeconomic uncertainty in Europe.
Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)
Our potential future revenues include backlog consisting primarily of (1) product orders (both on a perpetual and subscription basis) that have not shipped as of the end of a given quarter, (2) product orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized after cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, (3) subscription offerings that are recognized over the period of performance as services are provided, and (4) consulting and education services revenues that have been prepaid but for which services have not yet been performed.
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at September 30, 2012 were approximately $251.5 million compared to $222.4 million at September 30, 2011 and $251.3 million at December 31, 2011. The change in the third quarter of 2012 from the comparable period of 2011 was primarily due to an increase in deferred maintenance revenues, deferred subscription license revenues, and license backlog, partially offset by a decrease in deferred perpetual license revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Cost of license revenues	$925	$1,011	(9)%	$3,210	$3,669	(13)%
Cost of service revenues	30,655	30,432	1%	92,764	87,111	6%
Amortization of acquired technology	5,172	5,156	—%	16,164	14,334	13%
Total cost of revenues	$36,752	$36,599	—%	$112,138	$105,114	7%
Cost of license revenues, as a percentage of license revenues	1%	1%	—%	1%	2%	(1)%
Cost of service revenues, as a percentage of service revenues	25%	27%	(2)%	26%	28%	(2)%

Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues slightly decreased to $0.9 million (or 1% of license revenues) for the three months ended September 30, 2012 compared to $1.0 million (or 1% of license revenues) in the same period of 2011. Cost of license revenues decreased to $3.2 million (or 1% of license revenues) for the nine months ended September 30, 2012 compared to $3.7 million (or 2% of license revenues) in the same period of 2011. The decrease of $0.5 million (or 13%) in cost of license revenues for the nine months ended September 30, 2012, compared to the same period in 2011, was primarily due to lower license orders for the nine months ended September 30, 2012.
For the remainder of 2012, we expect that our cost of license revenues as a percentage of license revenues to be relatively consistent with the first three quarters of 2012.
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
Cost of service revenues was $30.7 million (or 25% of service revenues) in the third quarter of 2012 compared to $30.4 million (or 27% of service revenues) in the same period of 2011. The $0.3 million (or 1%) increase in the third quarter of 2012 compared to the same period of 2011 was primarily due to a $0.8 million increase in personnel related costs (including share-based compensation) and a $0.4 million increase in general overhead costs, which were offset by a $0.2 million decrease in reimbursable expenses and a $0.7 million decrease in subcontractor fees.
Cost of service revenues was $92.8 million (or 26% of service revenues) for the nine months ended September 30, 2012 compared to $87.1 million (or 28% of service revenues) in the same period of 2011. The $5.7 million (or 6%) increase for the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to a $4.0 million increase in personnel related costs (including share-based compensation), a $0.7 million increase in reimbursable expenses, and a $1.4 million increase in general overhead costs, which were offset by a $0.4 million decrease in subcontractor fees.
For the remainder of 2012, we expect that our cost of service revenues, in absolute dollars, to increase from the 2011 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect the cost of service revenues as a percentage of service revenues for the remainder of 2012 to remain relatively consistent with the first three quarters of 2012.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Amortization of acquired technology	$5,172	$5,156	—%	$16,164	$14,334	13%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology remained flat at $5.2 million for both of the three-month periods ended September 30, 2012 and 2011. Amortization of acquired technology increased to $16.2 million for the nine months ended September 30, 2012 compared to $14.3 million in the same period of 2011. The increase of $1.9 million (or 13%) for the nine months ended September 30, 2012, compared to the same period of 2011 was primarily due to amortization of certain technologies from the acquisitions of WisdomForce, ActiveBase, and Sand Technology in 2011.
For the remainder of 2012, we expect the amortization of acquired technology to be approximately $5.4 million before the effect of any potential future acquisitions subsequent to September 30, 2012.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Research and development	$35,998	$34,577	4%	$105,561	$98,093	8%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $36.0 million (or 19% of total revenues) and $105.6 million (or 18% of total revenues) for the three and nine months ended September 30, 2012, respectively, from $34.6 million (or 18% of total revenues) and $98.1 million (or 18% of total revenues) for the three and nine months ended September 30, 2011, respectively. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $1.4 million (or 4%) increase in third quarter of 2012 compared to the same period of 2011 was primarily due to a $1.0 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $0.4 million increase in general overhead costs. The $7.5 million (or 8%) increase for the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to a $6.3 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $1.2 million increase in general overhead costs.
For the remainder of 2012, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first three quarters of 2012.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Sales and marketing	$73,239	$70,437	4%	$213,615	$200,962	6%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $73.2 million (or 39% of total revenues) and $213.6 million (or 37% of total revenues) for the three and nine months ended September 30, 2012, respectively, compared to $70.4 million (or 36% of total revenues) and $201.0 million (or 36% of total revenues) for the three and nine months ended September 30, 2011, respectively.
The $2.8 million (or 4%) increase for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $2.5 million increase in personnel-related costs. The $12.6 million (or 6%) increase for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $9.3 million increase in personnel-related costs, a $1.5 million increase in outside services, a $1.2 million increase in general overhead costs, and a $0.6 million increase in marketing programs. Personnel-related costs include salaries, employee benefits, sales commissions, and share-based compensation. Sales and marketing headcount increased from 837 in September 2011 to 982 in September 2012.
For the remainder of 2012, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first three quarters of 2012. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.

General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
General and administrative	$15,692	$14,516	8%	$46,369	$40,507	14%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $15.7 million (or 8% of total revenues) for the three months ended September 30, 2012 compared to $14.5 million (or 7% of total revenues) for the three months ended September 30, 2011. General and administrative expenses increased to $46.4 million (or 8% of total revenues) for the nine months ended September 30, 2012 compared to $40.5 million (or 7% of total revenues) for the nine months ended September 30, 2011.
The $1.2 million (or 8%) increase for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $0.6 million increase in personnel-related costs (including share-based compensation), a $0.5 million increase in the provision for doubtful accounts, and a $0.1 million increase in general overhead costs. The $5.9 million (or 14%) increase for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to a $3.9 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount, a $0.9 million increase in the provision for doubtful accounts, and a $1.1 million increase in general overhead costs.
For the remainder of 2012, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or a slight decrease from the first three quarters of 2012.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Amortization of intangible assets	$1,462	$1,886	(22)%	$4,690	$5,959	(21)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, and covenants not to compete through prior business acquisitions. Amortization of intangible assets decreased to $1.5 million (or 1% of total revenues) for the three months ended September 30, 2012 compared to $1.9 million (or 1% of total revenues) for the three months ended September 30, 2011. Amortization of intangible assets decreased to $4.7 million (or 1% of total revenues) for the nine months ended September 30, 2012 compared to $6.0 million (or 1% of total revenues) for the nine months ended September 30, 2011.
The decreases of $0.4 million (or 22%) and $1.3 million (or 21%) in amortization of intangible assets for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 were primarily due to decreasing amortization for customer relationships, which are amortized using a method based on expected cash flows.
For the remainder of 2012, we expect amortization of the remaining intangible assets to be approximately $1.9 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to September 30, 2012.

Facilities Restructuring and Facility Lease Termination Costs (Benefit), Net
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs (benefit), net (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Facilities restructuring and facility lease termination costs (benefit), net	$—	$(282)	(100)%	$710	$704	1%
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
For the three months ended March 31, 2012, we recorded a net facilities restructuring and facility lease termination costs of $0.7 million, for accretion charges related to the 2004 Restructuring Plan of $0.1 million and an expense of $21.2 million related to the net cost to settle an existing lease obligation, offset by a benefit as a result of the reversal of the existing accrued facilities restructuring liability of $20.6 million. There were no further activities after the first quarter of 2012. Comparatively, for the three and nine months ended September 30, 2011, we recorded a restructuring benefit of $0.3 million and a restructuring charge of $0.7 million, respectively, for accretion charges related to the 2004 Restructuring Plan offset by a benefit as a result of a sublease renewal through the end of our master lease.
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $3.3 million for the three months ended September 30, 2011, and $2.4 million and $9.3 million for the nine months ended September 30, 2012 and 2011, respectively.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.4 million for the three months ended September 30, 2011, and $0.3 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively.
Acquisitions and Other Charges (Benefit)
The following table sets forth, for the periods indicated, our acquisitions and other charges (benefit) (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Acquisitions and other charges (benefit)	$2,036	$917	122%	$2,389	$(5)	* %
____________________
*    Percentage is not meaningful.
For the three and nine months ended September 30, 2012, acquisition and other charges of $2.0 million and $2.4 million, respectively, primarily consisted of legal, accounting and tax fees, and earn-out accretion relating to acquisitions. For the three months ended September 30, 2011, acquisition and other charges of $0.9 million primarily consisted of $0.7 million for legal and accounting fees and $0.2 million for earn-out accretion. For the nine months ended September 30, 2011, acquisition and other benefit primarily consisted of a $1.9 million benefit for the difference between estimates of liabilities and assets recorded at the time of acquisition and the actual amounts, which was partially offset by $1.6 million for legal and accounting fees, and $0.2 million for earn-out accretion.

Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Interest income	$987	$1,185	(17)%	$3,342	$3,374	(1)%
Interest expense	(126)	(105)	20%	(379)	(2,006)	(81)%
Other income (expense), net	(533)	685	(178)%	(1,257)	(795)	(58)%
Interest and other income (expense), net	$328	$1,765	(81)%	$1,706	$573	198%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The decrease in income of $1.4 million (or 81%) in the three months ended September 30, 2012 compared to the same period of 2011 was primarily due to a $0.5 million increase in foreign exchange losses and a $0.7 million decrease in other income related to investment in equity interest, as we recognized income of $0.7 million in the quarter ended September 30, 2011 for cash received when the investment was sold. The increase in income of $1.1 million (or 198%) in the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to a $1.6 million decrease in interest expense associated with the redemption of the convertible notes in the first quarter of 2011 and a $0.3 million decrease in foreign exchange losses. These amounts were offset by a $0.3 million decrease in gain on the disposition of securities and a $0.6 million decrease in other income related to the sale of an investment in equity interest for which we recognized income of $0.7 million during the nine months ended September 30, 2011 as compared to $0.1 million recognized during the nine months ended September 30, 2012.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Income tax provision	$9,966	$12,012	(17)%	$30,948	$30,776	1%
Effective tax rate	39%	31%	8%	33%	29%	4%
Our effective tax rates were 39% and 31% for the three months ended September 30, 2012 and 2011, respectively, and 33% and 29% for the nine months ended September 30, 2012 and 2011, respectively. The effective tax rates for the three and nine months ended September 30, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits offset by compensation expense related to non-deductible share-based compensation, state income taxes, nondeductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. During the three months ended September 30, 2012, the change in the geographic mix of earnings caused an increase in the Company's estimated annual effective tax rate, resulting in the Company recording a 39% tax rate for the third quarter to bring its year-to-date tax rate in line with the estimated annual effective tax rate for 2012. We expect our tax rate will continue to be very sensitive to our quarterly geographic mix of earnings. The effective tax rates for the three and nine months ended September 30, 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of current year research and development credits, and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code offset by compensation expense related to non-deductible share-based compensation, state income taxes, the revaluation of deferred taxes previously recorded in acquisition accountings, and the accrual of reserves related to uncertain tax positions. With the exception of our subsidiaries in the Israel and Canada, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. This fact causes our tax rate to be very sensitive to the geographic mix of business. A significant portion of our foreign earnings for the current fiscal year were earned by our Netherlands and other European subsidiaries. These earnings were less than in prior quarters and therefore accounted for a smaller percentage of worldwide earnings during the current quarter. This shift in earnings combined with incurring significant nondeductible acquisition related costs during the quarter caused our expected effective tax rate to increase. Our results of operations will continue to be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any further change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
Our effective tax rate in 2012 continues to be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has historically benefited from a U.S. research and development tax credit. As of September 30, 2012, the U.S. research and development tax credit has not been renewed, and therefore our effective tax rate for 2012 does not reflect the benefit of this tax credit. If this tax credit is not renewed in the future, we would expect our effective tax rate to be higher than historical rates that reflected the benefit of the tax credit.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended September 30, 2012, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended September 30, 2012, it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized with the exception of the deferred tax asset related to the California research and development credit generated in 2012. Even though this attribute has an indefinite life, it is unlikely that we will utilize any of this currently generated credit in the foreseeable future. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $17.9 million and $15.2 million as of September 30, 2012 and 2011, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of September 30, 2012 and 2011 were approximately $2.6 million and $2.3 million, respectively. As of September 30, 2012, the gross uncertain tax position was approximately $18.9 million.

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of September 30, 2012, we had $584.3 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of September 30, 2012, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.
The following table summarizes our cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$140,412	$130,247
Cash used in investing activities	$(205,200)	$(79,629)
Cash used in financing activities	$(13,927)	$(10,564)
Operating Activities:  Cash provided by operating activities for the nine months ended September 30, 2012 was $140.4 million, representing an increase of $10.2 million from the nine months ended September 30, 2011. This increase resulted primarily from a $13.1 million increase in adjustments for non-cash expenses, a $34.8 million decrease in accounts receivable, and a $23.2 million decrease in prepaid expenses and other assets, which were offset by a $13.0 million decrease in net income, a $21.0 million decrease in accounts payable and accrued liabilities, a $5.7 million decrease in income taxes payable, a $13.3 million decrease in accrued facilities restructuring charges, and an $8.1 million decrease in deferred revenues. We recognized excess tax benefits from share-based compensation of $12.5 million during the nine months ended September 30, 2012. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $22.1 million during the nine months ended September 30, 2012. Our “days sales outstanding” in accounts receivable decreased from 60 days at September 30, 2011 to 58 days at September 30, 2012 due to a lower amount of billings which occurred toward the end of the third quarter of 2012 compared to end of the third quarter of 2011. Deferred revenues decreased primarily due to a decrease in deferred maintenance revenues. While growth of deferred maintenance revenues remains positive, the decline in the growth rate reflects slower growth in the customer base.
Investing Activities:  Net cash used in investing activities was $205.2 million and $79.6 million for the nine months ended September 30, 2012 and 2011, respectively. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under Property and Equipment in the Condensed Consolidated Balance Sheet, and approximately $21.2 million was recorded in our Condensed Consolidated Statement of Income as the net cost to terminate the facility lease.
We acquire property and equipment in our normal course of business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of upgrade of computer hardware and software used in our business, as well as our business outlook.
We have identified our investment portfolio as “available-for-sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the credit rating of the investment declines, the yield on the investment is no longer attractive, or we need additional cash. We invest only in money market funds, time deposits, and marketable debt securities. We believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity.
We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions.
In September 2012, we acquired all of the outstanding securities of Data Scout Solutions Group Limited (“Data Scout”), a privately-held company, for approximately $6.0 million. As a result of this acquisition, we also assumed certain liabilities and commitments. Approximately $1.4 million of the consideration otherwise payable to former Data Scout shareholders was held as partial security for certain indemnification obligations, and will be held back until March 2014. We are obligated to pay up to an additional $3.5 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
Also in September 2012, we acquired all of the outstanding securities of TierData, Inc. (“TierData”), a privately-held company, for approximately $6.0 million. As a result of this acquisition, we also assumed certain liabilities and commitments. Approximately $1.4 million of the consideration otherwise payable to former TierData stockholders was held as partial security for certain indemnification obligations, and will be held back until March 2014. We are obligated to pay up to an additional $2.5 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
In October 2012, we announced our decision to make, through an indirect subsidiary, a voluntary public takeover offer to acquire all of the outstanding shares of Heiler Software AG.  The consideration offered to all shareholders of Heiler Software is 7.04 Euro in cash, or approximately 80.8 million Euro for the total number of outstanding shares (excluding treasury shares), which is approximately $103.8 million US dollars based on the exchange rate on October 1, 2012.  The initial acceptance period for the takeover offer commenced in October 2012 and is expected to end in November 2012, with payment for the tendered shares occurring shortly thereafter.
Financing Activities:  We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan ("ESPP"). Net cash used in financing activities for the nine months ended September 30, 2012 was $13.9 million due to $38.6 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $12.5 million of excess tax benefits from share-based compensation. These amounts were offset by repurchases and retirement of our common stock of $58.7 million and withholding taxes for restricted stock units net share settlement of $6.2 million.
Net cash used in financing activities for the nine months ended September 30, 2011 was $10.6 million due to $45.5 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $19.8 million of excess tax benefits from share-based compensation. These amounts were partially offset by the repurchases and retirement of our common stock of $70.1 million and withholding taxes for restricted stock units net share settlement of $5.7 million.
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
In July 2012, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our outstanding common stock under the repurchase program. We have $118.3 million available to repurchase additional shares of our common stock under this program as of September 30, 2012. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Less than 31% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations, except for Israel and Canada, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the nine months ended September 30, 2012. No amounts were outstanding under the Credit Agreement as of September 30, 2012, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of September 30, 2012. For further information, see Note 5. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at September 30, 2012, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2012	2013 and 2014	2015 and 2016	2017 and Beyond
Operating lease payments	$40,843	$3,207	$20,650	$11,169	$5,817
Other obligations*	212	212	—	—	—
Total	$41,055	$3,419	$20,650	$11,169	$5,817
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
The above commitment table does not include approximately $19.6 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 11. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at September 30, 2012 include the lease for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are $0.9 million for the remainder of 2012 and $3.6 million for the year ending December 31, 2013.
In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements were originally due to expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. These subleases expire in June and July 2013. In February 2012, we purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges our future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. See Note 10. Facilities Restructuring Charges and Note 13. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Cash Flow Hedge Activities
We have attempted to minimize the impact of certain foreign currency fluctuations through certain cash flow hedge programs. The purpose of these programs is to reduce volatility in cash flows and expenses caused by movement in certain foreign currency exchange rates, in particular the Indian rupee. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.
In December 2010, we entered into foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, we entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013.
The table below presents the notional amounts of the cash flow foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2011 for Indian rupees, which were outstanding as of September 30, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Foreign currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	380,000	$—	$7,456
			$—	$7,456
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
Balance Sheet Hedge Activities
In the second quarter of 2011, we also entered into a foreign exchange contract to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. The notional amounts of foreign currency contracts open at period end were $2.7 million to buy at September 30, 2012, and $5.0 million to sell at December 31, 2011. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities.
The table below presents the notional amount of the non-designated foreign currency contracts as of September 30, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Foreign currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	140,000	$—	$2,747
			$—	$2,747
See Note 1. Summary of Significant Accounting Policies, Note 6. Accumulated Other Comprehensive Loss, and Note 7. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion.
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
For the nine months ended September 30, 2012, the average annual rate of return on our investments was approximately 0.6%. Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2012, we had net unrealized gain of $0.6 million associated with these securities. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2012, the fair market value of the portfolio would decrease by approximately $3.0 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return for the remainder of 2012.

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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical sectors that we serve. For example, in 2010 and in the first nine months of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in European public sector, European financial services and commercial spending at least until the sovereign debt issues are resolved. These conditions have also adversely affected the buying patterns of our customers and prospective customers and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions, stricter customer purchasing controls and approval processes, and a decline in our pipeline conversion rate. We expect these macroeconomic conditions, together with our recent sales execution challenges and our sales leadership transition in Europe will continue to adversely affect our European results in the near term. If macroeconomic conditions continue to deteriorate or if the pace of economic recovery is slower or more uneven, our overall results of operations could be adversely affected, we may not be able to sustain the growth rates we have experienced recently, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We have made incremental investments in Asia-Pacific and Latin America, and have continued investing in Europe, the Middle East, and Africa (“EMEA”). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility or further declines in the European credit, equity and foreign currency markets could cause delays in or cancellations of European orders. Deterioration of economic conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
If we do not compete effectively, our revenues may not grow and could decline.
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our current and potential customers for their data integration or data quality requirements. Our competition consists primarily of hand-coding, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, as well as other vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, greater name recognition, subject matter expertise, broader product portfolios and stronger customer relationships than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies, technological trends and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive. In addition, new products or enhancements of existing products that we introduce may not adequately address or respond to new or emerging technologies, technological trends or changes in customer requirements. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future.
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
Furthermore, during periods of U.S. and global economic slowdowns or uncertainty, as we are currently experiencing, our customers' capital spending is significantly reduced. As a result, there is significantly increased competition for the allocation of IT budget dollars.
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
We have significant operations outside the United States, including sales and professional services operations, software development centers and customer support centers. We have recently expanded our presence and capabilities in a number of major geographic regions, including Canada, Mexico, Latin America, Europe and the Middle East and Asia-Pacific, and we plan to continue such expansion. Our international operations are subject to numerous risks, including:

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

•
increased competition from companies in the industry segments that we target or other vendors of data integration and data quality software products that are more established in a particular region than us;

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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into contracts and the quality and timing of pipeline generation can be very difficult to estimate. For example, in the second and third quarters of 2012, recent and continued changes in our sales organization and challenges in our sales execution generally, together with the macroeconomic uncertainty in Europe, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and our pipeline conversion rate. In particular, in the third quarter of 2012, our pipeline conversion rate was significantly lower as compared to the second quarter of 2012. In addition, further changes to our sales and field operations organizations, including the implementation of more rigorous sales planning and process measures, may decrease the predictive value of our pipeline in assessing near term trends in our business or in comparison to historical trends.
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
In the past and recently, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. The recent global economic recession and continued macroeconomic uncertainty has had and will continue to have an adverse effect on our pipeline conversion rate in the near future. Our pipeline conversion rate declined in 2008, remained depressed in certain geographies in 2009, increased in 2010 and decreased in certain geographies and vertical industry sectors in 2011 and 2012. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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
Due to the expense, broad functionality, and company-wide deployment of our products, our customers' decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty and global economic conditions can adversely affect the buying patterns of our customers and prospective customers and lengthen our sales cycle. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes in EMEA. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data integration initiatives. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. As a result of these factors, the length of time from our initial contact with a customer to the customer's decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:

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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have experienced changes in members of our senior management team. For example, we recently announced the appointment of a new executive vice president of worldwide field operations. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in disruption to our ongoing operations. For example, the continued leadership transition in our EMEA sales organization adversely affected our pipeline management capabilities in the second and third quarters of 2012.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. For example, recent changes we implemented in customer segmentation and sales territories have adversely affected the quality of our pipeline estimates in 2012. In addition, as we continue to implement further changes to our sales and field operations organizations, including the implementation of more rigorous sales planning and process measures, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.

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
Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors' products. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired several companies in 2010, 2011 and 2012, including Data Scout and TierData in September 2012, ActiveBase and WisdomForce Technologies in 2011, and 29West and Siperian in 2010. In addition, in October 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line. Also, in October 2012, we announced our decision to make a voluntary public takeover offer to acquire all the outstanding shares of Heiler Software AG, a publicly-traded German company. The initial acceptance period for the takeover offer commenced in October 2012 and is expected to end in November 2012. Our ability to realize any benefits of the transaction, including any potential synergies, will depend on our ability to fully integrate Heiler Software's business with ours after further integration measures under German laws, which may not occur before mid-to-late 2013.
Acquisitions and investments involve a number of risks, including:

•
the failure to capture the value of the business we acquired, including the loss of any key personnel, customers and business relationships, including strategic partnerships, or the failure of the transaction to advance our business strategy as anticipated;

•
the difficulties in and costs associated with successfully integrating or incorporating the acquired company's products, technologies, services, employees, customers, partners, business operations and administrative systems with ours, particularly when the acquired company operates in international jurisdictions;

•	the disruption of our ongoing business and the diversion of management's attention by transition or integration issues;

•
any difficulties in consolidating the acquired company's financial results with ours, in particular as a result of different accounting principles or financial reporting standards, and the adverse consequences to us of any delay in obtaining the necessary financial information for such consolidation or the impact the acquired company's financial performance has on our financial performance as a result of such consolidation;

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

•
the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company's technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operations in international jurisdictions.

We may not be successful in overcoming these risks or any other problems encountered in connection with our acquisitions or investments. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.
The consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in our incurring additional taxes, unforeseen or higher than expected costs, debt, material one-time write-offs, or purchase accounting adjustments including the write-down of deferred revenue, and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.

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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current fiscal year have been earned by our Netherlands and other European subsidiaries. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.

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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has historically benefited from the U.S. research and development tax credit. As of September 30, 2012, the U.S. research and development tax credit has not been renewed, and therefore our effective tax rate for 2012 does not reflect the benefit of this tax credit. If this tax credit is not renewed in the future, we would expect our effective tax rate to be higher than historical rates that reflected the benefit of the tax credit. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
In addition, we need to continue to improve our internal systems, processes, and controls to effectively manage our operations and growth, including our international growth into new geographies, particularly the Asia-Pacific and Latin American markets. We are continually investing resources to upgrade and improve our internal systems, processes and controls in order to meet the growing requirements of our business. For example, we have recently upgraded our human resources information systems and our enterprise resource planning systems. Upgrades or improvements to our internal systems, processes, and controls may require us to implement incremental reconciliation or additional reporting measures to evaluate the effectiveness of such upgrade or improvement, or to adopt new processes or procedures in connection with the upgrade or improvement. We may not be able to successfully implement upgrades and improvements to our systems, processes, and controls in an efficient or timely manner, and we may discover deficiencies in existing systems, processes, and controls, which could adversely affect our business. We have licensed technology and utilized support services from various third parties to help us implement upgrades and improvements. We may experience difficulties in managing upgrades and improvements to our systems, processes, and controls or in connection with third-party software, which could disrupt existing customer relationships, causing us to lose customers, limit us to smaller deployments of our products, or increase our technical support costs. The support services available for such third-party technology also may be negatively affected by mergers and consolidation in the software industry, and support services for such technology may not be available to us in the future. In addition, we use both on-premise and cloud resources, and any security or other flaws in such resources could have a negative impact on our internal systems, processes, or controls.
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
Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification 718, Stock Compensation, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, we may not be able to accurately forecast the effect of stock-based compensation on our operating income, net income, and earnings per share because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton option pricing model could vary over time. In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles (“GAAP”) and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for recognizing revenue, lease accounting, and financial statement presentation. The SEC issued a Staff Paper on its IFRS Work Plan in July 2012, but has not yet made a determination as to whether and, if so, when and how IFRS should be incorporated into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of September 30, 2012. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended September 30, 2012.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 — July 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$147,398
August 1 — August 31
From employees (1)	10,035	$29.28	—	—
Repurchase program (2)	790,000	$31.20	790,000	$122,753
September 1 — September 30
From employees (1)	—	—	—	—
Repurchase program (2)	125,000	$35.29	125,000	$118,342
Total	925,035	$31.73	915,000
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the third quarter of fiscal 2012 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. In January 2011, we announced that our Board authorized an additional $50 million increase to the program. In October 2011, we announced that the Board authorized an additional $75 million increase to the program. In July 2012, the Board authorized an additional $100 million increase to the program. As of September 30, 2012, Informatica had remaining authorization of $118.3 million for future share repurchases. For further information about our stock repurchase program, see the subsection "Convertible Senior Notes" in Note 5. Borrowings and Note 8. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1	Offer Letter for John McGee dated July 18, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 7, 2012	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2012

Exhibit Number	Document

10.1	Offer Letter for John McGee dated July 18, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.