Form 10-K
period 2012-12-31
INFORMATICA CORP
filed 2013-02-28
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
___________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2012
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2012 was approximately $4,546,565,000 (based on the last reported sale price on June 29, 2012 for the Registrant's common stock, as reported on the NASDAQ Global Select Market).
As of January 31, 2013, there were approximately 107,840,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2012.

INFORMATICA CORPORATION

PART I

ITEM 1.  BUSINESS
Overview
Informatica Corporation (“Informatica”) is the leading independent provider of enterprise data integration and data quality software and services. Our mission is to help organizations increase their competitive advantage by maximizing their return on data to drive their top business imperatives and information technology (“IT”) initiatives. Data is one of an organization's most strategic assets, and we continue to develop solutions for nearly every type of enterprise, regardless of which technology platform, application, or database customers choose. We address the growing challenge organizations face with data fragmented across and beyond the enterprise and with data of varying quality.
During the last two decades, companies have made significant investments in process automation resulting in silos of data created by a variety of packaged transactional applications such as: enterprise resource planning ("ERP"), customer relationship management (“CRM”), supply chain management (“SCM”), and in-house custom departmental operational systems. The goal with these systems was to make businesses more efficient through automation. However, these applications have increased data fragmentation and complexity by generating massive volumes of data in disparate software systems that were not designed to share data and interoperate with one another. Additionally, data is being outsourced to cloud computing and business process outsourcing vendors at a faster pace. Furthermore, data is managed by trading partners including suppliers around the globe. As these systems and the locations of data have proliferated, the challenge of data fragmentation has intensified, leaving companies to grapple with multiple data silos, various data formats, numerous data definitions, highly varied data quality, and the need to obtain data in real-time.
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
With Informatica’s comprehensive, unified, and open data integration technology, organizations can maximize their return on data. In order for companies to achieve the best return on data they must both increase the value and lower the cost of their data. The Informatica Platform provides a comprehensive set of capabilities to increase the value of data by making more data actionable, timely, trustworthy, accessible, authoritative and secure. Simultaneously the Informatica Platform enables organizations to lower the costs of data through lessening business costs, labor costs, software costs, hardware costs and storage costs. The Informatica Platform enables a wide variety of complex enterprise-wide data integration initiatives through the following technologies: Enterprise Data Integration, Data Quality, Master Data Management ("MDM"), B2B Data Exchange, Application Information Lifecycle Management ("ILM"), Complex Event Processing, Ultra Messaging, and Cloud Data Integration.
Our expansion strategy focuses on growing beyond data warehousing to provide broader enterprise data integration solutions, advancing our product leadership in all product categories, and expanding our geographic presence and capabilities across all major regions. We believe we can expand our business by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data warehouse and data integration initiatives.
In May 2012, we introduced the latest version of our flagship product, the Informatica 9.5 Platform for big data. We believe big data is the confluence of three technology trends: big transaction data, big interaction data, and big data processing. The Informatica Platform empowers the data-centric enterprise by providing numerous capabilities that allow customers to increase the business value of data, lower the cost of their data, and realize the promise of big data. In June 2012, we announced that Informatica HParser, the first data transformation environment optimized for Hadoop, was available on the Amazon Elastic MapReduce. We announced Informatica PowerCenter Big Data Edition, which provides an innovative, no-coding environment to allow organizations to lower costs of big data projects involving new technologies such as Hadoop, in October 2012 and delivered the initial release in December 2012.

Informatica also continued to introduce solutions designed to meet the data needs of the software-as-a-service ("SaaS") and cloud market in 2012. In March 2012, we announced that Informatica Cloud now provides native support for Microsoft Dynamics CRM Online and Microsoft Dynamics CRM 2011. In April 2012, we announced the Informatica Cloud Spring 2012 release, which includes a Cloud Connector Toolkit, Cloud Integration Templates, and new enterprise features. We also announced in July 2012 the availability of Informatica Cloud Connector for Google Cloud, which delivers secure data transfer, high performance and scalability, simplified integration and easy embeddability. The Informatica Cloud Summer release, announced in July 2012, provided a number of native cloud connectors and allows developers to encapsulate integration process logic in templates that can be consumed and dynamically configured by end-users at run time. In November 2012, we introduced the Informatica Cloud Winter 2013 release which includes advances in cloud MDM and address validation, new end-user cloud integration features and enterprise-class capabilities, as well as cloud integration platform enhancements and expanded availability of Cloud Connectors and Cloud Integration Templates on the Informatica Marketplace.
In 2012, we continued to broaden the applicability of our technology and focused on product innovation by adding or extending key elements of the Informatica Platform. In September 2012, we announced the availability of Informatica Cloud MDM with technologies obtained through the acquisition of Data Scout Solutions Group Limited. Also in September 2012, we extended our Application ILM offerings through the acquisition of TierData, Inc. Additionally, in October 2012, we announced a voluntary public takeover offer to acquire all the outstanding shares of Heiler Software AG, a publicly-traded German company. Heiler Software provides enterprise product information management (PIM), master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. The takeover offer was completed in December 2012. As of December 31, 2012, we held approximately 97.7% of the outstanding shares of Heiler Software. We intend to take further measures under German laws in order to fully integrate Heiler Software's business with ours, which we expect will be complete in late 2013.
As of December 31, 2012, we have more than 5,000 customers worldwide, representing a variety of industries, ranging from automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Over the past several years, we have expanded our presence and capabilities in a number of geographic regions. We currently have a direct sales presence in over 20 countries and an indirect presence, through distributors and partners, in over 80 countries. We market and sell our software and services through our sales operations in North and Latin America (including Brazil, Canada, Mexico, and the United States), Europe, Middle East and Africa (including Austria, France, Germany, Ireland, Israel, Italy, the Netherlands, Portugal, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, the United Kingdom, and Russia), and Asia-Pacific (including Australia, China, Hong Kong, India, Japan, South Korea, Singapore, and Taiwan).
We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors and channel partners who resell and sublicense in various regions and industries, including the United States, Europe, Middle East, Asia-Pacific, and Latin America, and provide services and support within their territories. In addition, we have 15 development centers in 10 countries, professional services staff in 19 countries, and technical support staff in 11 countries.
We began selling our first products in 1996. Through December 31, 2012, substantially all of our revenues have been derived from the sale of Informatica PowerCenter, Informatica PowerExchange, Informatica Data Services, and Informatica Data Quality, and to a lesser extent, from the sale of Informatica B2B Data Exchange, Informatica Master Data Management, and Informatica Application Information Lifecycle Management.
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

•
Informatica PowerCenter Big Data Edition is highly scalable, high-performance enterprise data integration software that works with both emerging technologies, such as Hadoop, and traditional data management infrastructures. It enables IT organizations to integrate and analyze new types and sources of data. With this big data edition, developers can move away from hand coding to a no-code visual development environment.

•
Informatica PowerCenter Data Virtualization Edition provides a high-performance and secure agile data integration foundation for all integration projects. It enables business and IT to deliver a current, complete, and trusted view of the business. It also includes all the capabilities of PowerCenter Standard Edition and adds features that enable organizations to leverage a single environment for data integration and data federation, reuse virtual views for applications or projects without rework, and ensure self-service and business-IT collaboration with role-based tools.

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

•
Informatica MDM for multi-domain master data management enables customers to start small and expand as their needs grow with comprehensive support for all MDM requirements - data integration, profiling, quality, and master data management - on the same platform. Informatica MDM's proven and flexible master data model, solution framework, and unified product architecture minimizes upfront adoption and implementation costs as well as the costs to manage and extend MDM initiatives over time.

•
Informatica Cloud MDM is a multi-tenant software-as-a-service master data management application, natively built and deployed on the Force.com platform. With Informatica Cloud MDM, organizations are able to take advantage of data quality capabilities within their Salesforce environment. Built to be managed by the Salesforce administrator, Informatica Cloud MDM de-duplicates, cleanses, and consolidates data from back-office systems and builds hierarchies in Salesforce instances.

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

Informatica Application Information Lifecycle Management ("ILM") product family is designed to help IT organizations manage every phase of the data lifecycle, from development and testing to archiving and retirement, while ensuring privacy of that data.

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

•
ILM Nearline is nearline data archiving and compression software that allows a customer to move infrequently used data from SAP BW to nearline storage, while retaining immediate access to the stored data.

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

•
Informatica Proactive Monitoring identifies potential opportunities or threats and sends alerts for quick action or resolution, enabling IT organizations and business users to make decisions based on real-time operational intelligence.

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

Informatica Cloud Data Integration provides easy to use cloud data integration applications and integration platform as a service (iPaaS) that allows organizations to combine the enterprise-class benefits of the Informatica Platform with the cost and usability advantages of the latest cloud computing applications platforms.

•
Informatica Cloud Integration Applications are purpose-built, multi-tenant cloud services that allow users to integrate data across cloud-based applications, on-premise systems, databases, files and social data sources. Informatica Cloud integration applications take advantage of the underlying Informatica Platform and include online registration, user and task flow management, job scheduling and monitoring, error handling, compression, encryption and a secure agent to access and integrate data. Informatica Cloud integration applications include the Informatica Cloud Free Data Loader for SaaS applications like Salesforce, NetSuite and Workday; Informatica Cloud Contact Validation Service, Data Quality Assessment, Data Replication and Data Synchronization. The Informatica Cloud Platform allows developers to build custom Cloud Integration Templates and Cloud Connectors. Application programming interfaces enable users to embed cloud integration services into other applications.

•
Informatica Cloud Connectors connect to a wide variety of on-premise and cloud-based applications, including enterprise applications, databases, flat files, file feeds, and even social networking sites. The underlying openness and power of the Informatica Cloud Platform makes just about any type of data integration process available as a custom cloud service.

In addition, Informatica Communities, created in 2001, has grown, as of December 31, 2012, to over 77,000 members in more than 190 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica's presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence. Also, the Informatica Marketplace, created in 2010, allows buyers and sellers to share and leverage data integration solutions within an open and comprehensive ecosystem, has grown to 125,000 active data integration users and developers. The Informatica Marketplace provides vendors, partners and individual developers with a central location to buy and sell assets and solutions called blocks. A block can be developed for on-premise or cloud use and may include data models, mappings, mapplets, tools, utilities, packaged services, methodologies, white papers, connectors and other useful resources. Users are able to browse blocks for industry specific solutions or platform use cases. Blocks contributed to the Informatica Marketplace are evaluated for quality and value by us before becoming available.
Services
We offer a comprehensive set of services, including product-related customer support, consulting services, and education services. Additionally, we offer certain products as services priced on a subscription basis.
We provide technical customer support for Informatica software deployments through strategically located support centers in the United States, the United Kingdom, and India, as well as staff in Brazil, Canada, China, Ireland, Japan, the Netherlands, Spain, and South Korea for both regional installations as well as geographically dispersed projects. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “http://mysupport.informatica.com.”
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
Informatica University offers a comprehensive role-based curriculum of product and solution oriented education offerings to enable our worldwide customers and strategic partners to build proficiency in using our products. Informatica University delivers education services in more than 45 countries with over 60 course offerings through instructor led, virtual academy, and onDemand delivery options to make training easy, flexible and cost effective. We have established the Informatica Certified Professional Program for PowerCenter, Informatica Data Quality, Informatica MDM and Informatica ILM, which has created a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.
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
Our Partners
Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. As of December 31, 2012, more than 265 companies helped market, resell, or implement Informatica's solution around the world. Additionally, as of December 31, 2012, more than 175 companies have embedded our core products into their own, enabling their customers to benefit from the enterprise-class data integration we provide within their products. Our partners that resold and/or referred more than $2.0 million each in license or subscription orders in 2012 were Accenture LLP, Affecto Norway AS, Cap Gemini Technologies LLC, Cognizant, Data Integration Software, dbMotion Inc., Deloitte Consulting, Eccella Corp., EMC Corporation, ESCgov Inc., Fujitsu Consulting Group, Inc., Groundswell Group, HCL Technologies Limited, Hewlett-Packard Company, HighPoint Solutions,

LLC, Infolink Consulting, Infosys Technologies Limited, Intricity Inc., Myers-Holum Inc., PricewaterhouseCoopers, LLP, SHI International Corp., Tata Consultancy Services, TGV Tecnologia and Wipro Limited. Our original equipment manufacturer ("OEM") partners that generated more than $1.0 million each in license or subscription orders for us in 2012 were Cerner Corporation, IBM Corporation, Insynergy, LLC, NYSE Euronext, Oracle Corporation, Salesforce.com, Inc., Ultimate Software Group Inc., and Xerox Business Services.
Our Customers
As of December 31, 2012, more than 5,000 companies worldwide relied on Informatica for their data integration and data quality needs. Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
No single customer accounted for 10% or more of our total revenues in 2012, 2011, or 2010.
Sales, Marketing, and Distribution
We market and sell software and services through both our direct sales force and indirect channel partners in North America, Europe, Middle East and Africa, Asia-Pacific, Latin America, and Russia. As of December 31, 2012, we employed 968 people in our sales and marketing organization worldwide.
Sales and marketing programs are focused on creating awareness of Informatica and its products and services, generating interest among new customers as well as interest in new products within existing customers, documenting compelling customer references, and creating up-sell/cross-sell opportunities for our products. These programs are targeted at chief information officers and other key executives of specific functional areas such as marketing, sales, service, finance, human resources, manufacturing, distribution, and procurement as well as enterprise architects and other key IT professionals focused on data integration. Our marketing personnel engage in a variety of activities, including positioning our software products and services, conducting public relations programs, establishing and maintaining relationships with industry analysts, producing online campaigns, web content, and collateral that describes our products, services, and solutions, and generating qualified sales leads. Additionally, we utilize sales specialists and domain experts to facilitate our sales and marketing efforts and expand our customer opportunities.
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
Research and Development
As of December 31, 2012, we employed 908 people in our research and development organization. This team is responsible for the design, development, release and maintenance of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with product marketing, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined agile software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations and minimizing schedule risk.
When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.

Approximately 31% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, Canada, Germany, India, Ireland, Israel, the Netherlands, Russia, and the United Kingdom. Our international development effort is intended to both increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $143.6 million in 2012, $132.5 million in 2011, and $106.0 million in 2010.
Competition
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our current and potential customers for their data integration or data quality requirements. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, large vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, alternative technologies and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.
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
Seasonality and Backlog
Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we have generally had weaker demand for our software products and services in the first and third quarters of the year. Each quarter of 2011 and the first and fourth quarters of 2012 followed these seasonal trends. However, license revenues for the second and third quarters of 2012 were lower as compared to the first quarter of 2012 and the second and third quarters of 2011. The uncertain macroeconomic conditions and continued changes in our sales organization make our future results more difficult to predict based on historical seasonal trends. See "Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report, which is incorporated herein by reference. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to holidays and internal Informatica meetings, which result in fewer billable hours for our consultants and fewer education classes.
Intellectual Property and Other Proprietary Rights
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have over 50 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through May 2029. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
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
Employees
As of December 31, 2012, we had a total of 2,814 employees, including 908 in research and development, 968 in sales and marketing, 619 in consulting, customer support, and education services, and 319 in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.

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
Copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available, free of charge, on Informatica's Web site as soon as reasonably practicable after we file such material electronically with the Securities and Exchange Commission ("SEC"). The SEC also maintains a Web site that contains our SEC filings. The address of the site is www.sec.gov. The public may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe, which accounted for approximately 30% of our total revenues in 2012. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of the U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical sectors that we serve. For example, in 2010 and through the first three quarters of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in Europe at least until the sovereign debt issues are resolved. In addition, we experienced a decline in financial services transactions in the fourth quarter of 2012 as compared to the fourth quarter of 2011.
These conditions have also adversely affected the buying patterns of our customers and prospective customers and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions, stricter customer purchasing controls and approval processes, and a decline in our pipeline conversion rate. We expect these macroeconomic conditions, together with our recent sales execution challenges and our sales leadership transition in Europe will continue to adversely affect our European results in the near term. If macroeconomic conditions continue to deteriorate or if the pace of economic recovery is slower or more uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our current and potential customers for their data integration or data quality requirements. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, large vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, alternative technologies and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.
Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, greater name recognition, specialized sales or domain expertise, broader product portfolios and stronger customer relationships than we do and may be able to exert greater influence on customer purchase decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies, technological trends and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive. In addition, new products or enhancements of existing products that we introduce may not adequately address or respond to new or emerging technologies, technological trends or changes in customer requirements. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future.
We believe we currently compete on the basis of the breadth and depth of our products' functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy. For example, some of our competitors may provide guarantees of prices and product implementation, offer data integration and data quality products at no cost in order to charge a premium for additional functionality, or bundle data integration and data quality products at no cost to the customer or at deeply discounted prices for promotional purposes or as a long-term pricing strategy. These difficulties may increase as larger companies target the data integration and data quality markets. A customer may be unwilling to pay a separate cost for our data integration and data quality products if the customer has a bundled pricing arrangement with a larger company that offers a wider variety of products than us. As a result, increased competition, alternative pricing models and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
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
Our quarterly operating results, particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic uncertainty is also likely to cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new product and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into contracts and the quality and timing of pipeline generation can be very difficult to estimate. For example, in the second and third quarters of 2012, recent and continued changes in our sales organization and challenges in our sales execution generally, together with the macroeconomic uncertainty in Europe, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and, consequently, our pipeline conversion rate. In particular, in the third quarter of 2012, our pipeline conversion rate was significantly lower as compared to the second quarter of 2012. In response, we made further changes to our sales, marketing and field operations organizations, including the implementation of pipeline generation initiatives, more rigorous sales planning and process measures; however, in the near term, such actions may decrease the predictive value of our pipeline in assessing near term trends in our business or in comparison to historical trends.

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
We have significant operations outside the United States, including sales and professional services operations, software development centers and customer support centers. We have recently expanded our presence and capabilities in a number of major geographic regions, including Canada, Mexico, South America, Europe and the Middle East and Asia-Pacific, and we plan to continue such expansion. Our international operations are subject to numerous risks, including:

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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have experienced changes in members of our senior management team. For example, we announced the appointment of a new executive vice president of worldwide field operations and new chief marketing officer in 2012. As new senior personnel join our company and become familiar with our business strategy and systems, their integration could result in disruption to our ongoing operations. For example, the continued leadership transition in our EMEA sales organization adversely affected our pipeline management capabilities in the second and third quarters of 2012.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. For example, recent changes we implemented in customer segmentation and sales territories adversely affected the quality of our pipeline estimates in 2012. In addition, as we continue to implement further changes to our sales and field operations organizations, including the implementation of more rigorous sales planning and process measures and continued investment in sales specialists and domain experts, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively impacted.
Furthermore, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a fiscal year. Such increase in the turnover rate affected our ability to generate license revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of six to twelve months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues and our growth rate may be negatively impacted.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has been immaterial, although on occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. We have attempted to reduce the impact of certain foreign currency exchange rate fluctuations through hedging programs where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired Data Scout and Tier Data in September 2012, ActiveBase and WisdomForce Technologies in 2011, and 29West and Siperian in 2010. In addition, in 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line. Also, in December 2012, we completed the takeover offer for Heiler Software AG, a publicly-traded German company. As of December 31, 2012, we held approximately 97.7% of the outstanding shares of Heiler Software. Our ability to realize any benefits of the transaction, including any potential synergies, will depend on our ability to fully integrate Heiler Software's business with ours after further integration measures under German laws, which we expect to occur in late 2013.
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

•
the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company's technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operates in international jurisdictions.

For example, we began consolidating the financial results of Heiler Software with ours in November 2012. Due to the complexity and scope of the Heiler Software transaction, the foregoing risks may be exacerbated, in particular if further integration measures are more complex or take longer than anticipated. We may not be successful in overcoming these risks or any other problems encountered in connection with our acquisitions or investments. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline.
In addition, the consideration paid in connection with an investment or acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in our incurring additional taxes, unforeseen or higher than expected costs, debt, material one-time write-offs, or purchase accounting adjustments including the write-down of deferred revenue and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.
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
As is common in the software industry, we have received and may continue from time to time receive notices from third parties claiming infringement by our products of third-party patent and other proprietary rights. As the number of software products in our target markets increases and the functionality of these products further overlaps, we may become increasingly subject to claims by a third party that our technology infringes such party's proprietary rights. In addition, there is a growing occurrence of patent suits being brought by organizations that use patents to generate revenue without manufacturing, promoting, or marketing products or investing in research and development in bringing products to market. These organizations have been increasingly active in the enterprise software market and have targeted whole industries as defendants. For example, in 2007, JuxtaComm Technologies filed a complaint alleging patent infringement against us and various defendants, and in 2008 and 2010, Data Retrieval Technologies LLC filed complaints alleging patent infringement against us and another company. While we settled both these matters, we continue to defend ourselves against additional claims of patent infringement.
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
We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and other malicious software programs) that could attack our products and computer systems, including our internal network. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. Like all software products, our software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, we may need to devote more resources to address security vulnerabilities in our products, and the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products.
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
The process of determining our anticipated tax liabilities involves many calculations and estimates that are inherently complex and make the ultimate tax obligation determination uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the outcomes of audits with tax authorities and the positions that we will take on tax returns prior to actually preparing the returns. We also determine the need to record deferred tax liabilities and the recoverability of deferred tax assets. A valuation allowance is established to the extent recovery of deferred tax assets is not likely based on our estimation of future taxable income and other factors in each jurisdiction.
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has historically benefited from the U.S. research and development tax credit. As of December 31, 2012, the U.S. research and development tax credit had not been renewed, and therefore our effective tax rate for 2012 does not reflect the benefit of this tax credit. This credit was extended retroactively for 2012 and prospectively for 2013 in January of 2013. We will recognize the entire benefit of the 2012 U.S. research and development credit of approximately $2.0 million during our quarterly period ending March 31, 2013. The benefit of the 2013 U.S. research and development credit will be recognized through our overall effective tax rate over the entire year. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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

We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs, and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Also, we have substantial real estate commitments, both leased and owned, in the United States and internationally. Our business has grown in recent years through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. For example, in February 2012 we purchased the property associated with our former corporate headquarters in Redwood City, California, for approximately $148.6 million, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. We expect to relocate our corporate headquarters to these facilities in the third quarter of 2013.  In advance of this relocation, we are also moving our existing data center, currently located in our corporate headquarters, to an external third party facility.
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
In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow generally accepted accounting principles (“GAAP”) and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for revenue recognition, lease accounting, and financial statement presentation. The SEC issued a Staff Paper on its IFRS Work Plan in July 2012, but has not yet made a determination as to whether and, if so, when and how IFRS should be incorporated into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS may have a material impact on our financial statements.

A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions. It is not clear if or when these potential changes in accounting principles may become effective or whether we have the proper systems and controls in place to accommodate such changes.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of December 31, 2012. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds, and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Report. In addition, from time to time we make investments in private companies.  Our investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
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
Our basic corporate documents and Delaware law contain provisions that might discourage, delay, or prevent a change in the control of Informatica or a change in our management. For example, our bylaws provide that we have a classified board of directors, with each class of directors subject to re-election every three years. A classified board has the effect of making it more difficult for third parties to elect their representatives on our board of directors and gain control of Informatica. Our bylaws also contain advance notice procedures for stockholders to nominate candidates for election as directors or bring matters before a meeting of stockholders. These provisions, among others, could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our corporate headquarters are located in a leased facility in Redwood City, California and comprise approximately 159,000 square feet. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company amended the lease to further extend the term for an additional three years to December 31, 2013. The facility is used by our administrative, sales, marketing, product development, customer support, and services groups. In February 2012, we purchased property in Redwood City, California, consisting of two office buildings of approximately 290,000 square feet and the associated 11.6 acres of land located on four parcels, including the parcels on which the buildings are located. We previously occupied these facilities under lease arrangements as our former corporate headquarters. Currently, we do not occupy these facilities and they are leased to third parties. We expect to relocate our corporate headquarters to these facilities in the third quarter of 2013.
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
We also lease facilities in Hyderabad, India, Canberra City, Australia, Toronto, Canada, and St. Petersburg and Kazan, Russia where our offices are primarily used for product development. We also lease a facility in Bangalore, India, which is used primarily for product development, customer support, professional services, finance, and other operations. In addition, we lease office space throughout the world for our local sales and services needs. These leased facilities expire at various times through July 2021. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that, if needed, suitable additional space will be available in the future on commercially reasonable terms as needed.
For additional information, see Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
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

	High	Low
Year Ended December 31, 2012
Fourth quarter	$33.63	$24.90
Third quarter	$43.37	$27.49
Second quarter	$54.15	$40.02
First quarter	$53.24	$35.24
Year Ended December 31, 2011
Fourth quarter	$49.64	$36.55
Third quarter	$61.15	$36.33
Second quarter	$58.66	$51.20
First quarter	$52.19	$41.97
Holders of Record
At January 31, 2013, there were approximately 82 stockholders of record of our common stock, and the closing price per share of our common stock was $37.01. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2012.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 — October 31
From employees (1)	—	—	—	—
Repurchase program (2)	29,500	$27.08	29,500	$117,543
November 1 — November 30
From employees (1)	15,937	$27.79	—	—
Repurchase program (2)	616,695	$27.09	616,695	$100,836
December 1 — December 31
From employees (1)	—	—	—	—
Repurchase program (2)	185,761	$25.67	185,761	$96,068
Total	847,893	$26.79	831,956
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
Informatica repurchased shares in the fourth quarter of fiscal 2012 under its ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In July 2012, we announced that our Board authorized an additional $100 million increase to the program. All stock repurchased pursuant to the repurchase program in the quarter ended December 31, 2012 were purchased in open market transactions. As of December 31, 2012, Informatica had $96.1 million remaining under the program for future share repurchases. For further information about our stock repurchase program, see the subsection Convertible Senior Notes in Note 6. Borrowings and the subsection Stock Repurchase Plan in Note 7. Stockholders' Equity of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Five-Year Performance Graph: 2008-2012
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Informatica under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to stockholders of Informatica's common stock with the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Computer and Data Processing Services Group Index. The graph assumes that $100 was invested on January 1, 2008 in Informatica's common stock and in each of the indices discussed above, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

350
300
250
200
150
100
50
0
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Nasdaq US
Nasdaq Computer & Data Processing Services Stocks
Informatica Corporation

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2012, have been derived from our audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenues:
License	$320,982	$353,664	$295,110	$214,322	$195,769
Service	490,589	430,115	354,966	286,371	259,930
Total revenues	811,571	783,779	650,076	500,693	455,699
Cost of revenues:
License	4,490	5,011	4,485	3,135	3,291
Service	126,152	118,941	100,602	76,549	80,287
Amortization of acquired technology	21,980	19,503	13,342	7,950	4,125
Total cost of revenues	152,622	143,455	118,429	87,634	87,703
Gross profit	658,949	640,324	531,647	413,059	367,996
Operating expenses:
Research and development	143,607	132,528	106,043	78,352	72,522
Sales and marketing	305,682	278,073	245,498	192,747	177,339
General and administrative	63,616	57,373	46,273	41,449	37,411
Amortization of intangible assets	6,578	7,717	9,539	10,051	4,575
Facilities restructuring charges (benefit)	710	(1,094)	1,133	1,661	3,018
Facilities restructuring and facility lease termination costs (benefit), net	2,797	1,029	1,326	(570)	390
Patent related litigation proceeds net of patent contingency accruals	—	—	—	—	(11,495)
Total operating expenses	522,990	475,626	409,812	323,690	283,760
Income from operations	135,959	164,698	121,835	89,369	84,236
Interest and other income (expense), net	1,808	1,930	(686)	449	7,737
Income before income taxes	137,767	166,628	121,149	89,818	91,973
Income tax provision	44,585	49,133	34,825	25,607	35,993
Net income	$93,182	$117,495	$86,324	$64,211	$55,980
Basic net income per common share	$0.86	$1.13	$0.93	$0.73	$0.64
Diluted net income per common share	$0.83	$1.05	$0.83	$0.66	$0.58
Shares used in computing basic net income per common share	107,874	103,956	92,361	87,991	88,109
Shares used in computing diluted net income per common share	112,089	112,540	109,083	103,312	103,278

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$190,127	$316,835	$208,899	$159,197	$179,874
Short-term investments	345,478	285,579	262,047	305,283	281,055
Working capital	389,534	469,861	169,253	358,435	371,552
Total assets	1,512,217	1,380,748	1,189,641	989,622	863,112
Long-term debt	—	—	—	201,000	221,000
Total Informatica Corporation stockholders’ equity	1,103,105	992,203	644,982	483,113	355,955

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
We receive license revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. We also receive an increasing amount of service revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. Most of our international sales have been in Europe. Revenues outside of Europe and North America comprised approximately 10% of total consolidated revenues during 2012 and have comprised less than 10% during the preceding two years.
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
In the second and third quarters of 2012, changes in our sales organization to address challenges in sales execution adversely affected our pipeline conversion rate, as well as our pipeline management capabilities and the reliability of our pipeline estimates, particularly in Europe. In addition, macroeconomic uncertainty in North America and Europe and increased competition for the allocation of our customers' IT budget dollars contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes. As a result, while our total revenues in 2012 slightly increased by 4% to $811.6 million compared to $783.8 million in 2011, our license revenues decreased by 9% to $321.0 million from $353.7 million in 2011. The decline in license revenues reflected a reduced number of license transactions as a result of lower pipeline conversion rate in certain geographies and vertical sectors, partially offset by an increase in the average size of license transactions in 2012 compared to 2011. Service revenues increased by 14% year over year due to a 15% growth in maintenance revenues and a 12% increase in consulting, education, and subscription services. The maintenance revenue growth was attributable to the increased size of our installed customer base, and the increase in consulting, education, and subscription services was due to increases in subscriptions revenues and consulting revenues due to higher customer demand. Our operating income as a percentage of revenues decreased to 17% in 2012 from 21% in 2011.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly in Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in several of our vertical markets, particularly financial services and public sector. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have continued investing in EMEA. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends that are likely to continue in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally had weaker demand for our software products and services in the first and third quarters of the year. The first and fourth quarters of 2012, and each quarter of 2011 followed these seasonal trends. However, license revenues in the second and third quarters of 2012 were lower as compared to the first quarter of 2012 and the second and third quarter of 2011. The uncertain macroeconomic conditions and continued changes in our sales organization make our future results more difficult to predict based on historical seasonal trends.

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
We continue to implement changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the sales leadership transitions, we are also implementing pipeline generation and management initiatives and more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
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

We derive revenues from software license fees, maintenance fees (which entitle the customer to receive product support and unspecified software updates), professional services, consisting of consulting and education services, and other revenues, primarily consisting of subscriptions for address validation and cloud services. We follow the appropriate revenue recognition rules for each type of revenue. The basis for recognizing software license revenue is determined by ASC 985-605, Software Revenue Recognition, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. Substantially all of our software licenses are perpetual licenses under which the customer acquires the perpetual right to use the software as provided and subject to the conditions of the license agreement. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to revenue transactions, we must exercise judgment and use estimates to determine the amount of software, maintenance, and professional services revenue to be recognized at each period.
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
Multiple Element Arrangements - Nonsoftware Arrangements or Arrangements with Software and Nonsoftware Elements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which amended the accounting standards applicable to revenue recognition for multiple-deliverable revenue arrangements that are outside the scope of industry-specific software revenue recognition guidance. The new guidance amends the criteria for allocating the consideration in multiple-

deliverable revenue arrangements by establishing a selling price hierarchy. The selling price used for each deliverable will be based on VSOE if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The guidance also eliminates the use of the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.
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
Given the nature of our transactions, which are primarily software or software-related, the adoption of this new accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the year ended December 31, 2012 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
Facilities Restructuring Charges
During the fourth quarter of 2004, we recorded significant charges ("2004 Restructuring Plan") related to the relocation of our corporate headquarters, to take advantage of more favorable lease terms and reduce our operating expenses. The accrued restructuring charges represent the net present value of lease obligations and estimated broker commissions and other costs (principally leasehold improvements and asset write-offs), partially offset by actual and estimated gross sublease income, which is net of estimated broker commissions and tenant improvement allowances, expected to be received over the remaining lease terms. In addition, we significantly increased the 2001 restructuring charges ("2001 Restructuring Plan") in the third and fourth quarters of 2004 due to changes in our assumptions used to calculate the original charges as a result of our decision to relocate our corporate headquarters. In February 2012, we purchased the property associated with our former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. We expect to receive rental payments from our tenants of approximately $3.0 million as the owner of the buildings, which include rental income of $1.3 million and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms of $1.7 million.
The purchase of the buildings discharges our future lease obligations that were previously accounted for under our 2001 and 2004 Restructuring Plans. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease in accordance with ASC 840, Leases. We were the sole lessee of both of these buildings. As a result, in the first quarter of 2012 we reversed our accrued facilities restructuring liability of $20.6 million, which resulted in a corresponding facilities restructuring benefit on the consolidated statement of income in accordance with ASC 420, Exit or Disposal Cost Obligations. We also recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease in the consolidated statements of income.

Currently, we have leased our former corporate headquarters through July 2013. The estimates of lease income we expect to receive during 2013 may vary significantly depending, in part, on factors that may be beyond our control, such as the global economic downturn, time periods required to locate and contract suitable leases, and market rates at the time of leases. Future adjustments to the expected lease income could result from any default by a lessor, which could impact the time period that the buildings will be vacant, expected lease rates, and expected lease terms.
See Note 4. Property and Equipment and Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a further discussion.
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
Accounting for Impairment of Goodwill and Intangible Assets
We assess goodwill for impairment annually on October 31 of each year and whenever an event or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process required by ASC 350, Intangibles - Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We performed our annual goodwill impairment tests on October 31, 2012, 2011, and 2010 and concluded that there was no impairment.
We evaluate intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. We measure any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. We did not recognize any impairment charges of intangible assets in 2012, 2011, and 2010.
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
We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility is based upon a blend of average historical and market-based implied volatilities of our stock price. Our volatility rates were 39-48%, 35-43%, and 34-39% for 2012, 2011, and 2010, respectively. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We derived our expected life of the options that we granted in 2012 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. We decreased our expected life estimate from 3.8 years in 2011 to 3.3 years in 2012. In addition, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate our future forfeiture rates. The forfeiture rate for stock options and RSUs remained at 10% for 2010, 2011 and 2012.
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

Results of Operations
The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2012	2011	2010
Revenues:
License	40%	45%	45%
Service	60	55	55
Total revenues	100	100	100
Cost of revenues:
License	1	1	1
Service	15	15	15
Amortization of acquired technology	3	2	2
Total cost of revenues	19	18	18
Gross profit	81	82	82
Operating expenses:
Research and development	17	17	16
Sales and marketing	38	36	38
General and administrative	8	7	7
Amortization of intangible assets	1	1	2
Facilities restructuring and facility lease termination costs (benefit), net	—	—	—
Acquisitions and other charges	—	—	—
Total operating expenses	64	61	63
Income from operations	17	21	19
Interest and other income (expense), net	—	—	—
Income before income taxes	17	21	19
Income tax provision	6	6	6
Net income	11%	15%	13%

Revenues
Our total revenues increased to $811.6 million in 2012 compared to $783.8 million in 2011, and $650.1 million in 2010, representing an increase of $27.8 million (or 4%) in 2012 from 2011 and an increase of $133.7 million (or 21%) in 2011 from 2010. The increase in 2012 from 2011 was primarily due to an increase in maintenance revenues as a result of growth in our customer installed base, partially offset by a decrease in license revenues as a result of reduced number of license transactions. The increase in 2011 from 2010 was due to an increase in the number of license transactions and the average sales price of those transactions, growth in our customer installed base, and revenues derived from our strategic acquisitions of complementary businesses and products. In 2012, less than 1% of our total revenues were due to revenue derived from our 2012 acquisitions.

The following table and discussion compare our revenues by type for the three years ended December 31, 2012 (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
License	$320,982	$353,664	$295,110	(9)%	20%
Service revenues:
Maintenance	360,769	314,043	255,417	15%	23%
Consulting, education, and other	129,820	116,072	99,549	12%	17%
Total service revenues	490,589	430,115	354,966	14%	21%
Total revenues	$811,571	$783,779	$650,076	4%	21%
License Revenues
Our license revenues were $321.0 million (or 40% of total revenues) in 2012 compared to $353.7 million (or 45% of total revenues) in 2011, and $295.1 million (or 45% of total revenues) in 2010, representing a decline of $32.7 million (or 9%) in 2012 from 2011, and a growth of $58.6 million (or 20%) in 2011 from 2010. The decrease in license revenues in 2012 from 2011 was primarily due to a decrease in the number of license transactions as a result of a decline in our pipeline conversion rate, and due to the factors discussed above in the “Overview” section. However, we experienced an increase in the average transaction size of license orders. The increase in license revenues in 2011 from 2010 was primarily due to an increase in the average transaction size of license orders, resulting in growth of license revenues across all major geographic regions.
The number of transactions greater than $1.0 million decreased to 65 in 2012 from 66 in 2011 and increased from 53 in 2010. The total number of new customers that we added in 2012, 2011, and 2010, including the number of customers added through acquisitions, was 280, 351, and 351, respectively. We had license revenue transactions with 1,209 existing customers in 2012 compared to 1,331 and 1,292 in 2011 and 2010, respectively.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in 2012, including upgrades, for which we charge customers an additional fee, increased to $451,000 from $430,000 and $419,000 in 2011 and 2010, respectively.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $360.8 million (or 44% of total revenues) in 2012 from $314.0 million (or 40% of total revenues) in 2011, and $255.4 million (or 39% of total revenues) in 2010, representing growth of $46.7 million (or 15%) in 2012 from 2011, and $58.6 million (or 23%) in 2011 from 2010. The increases in maintenance revenues in 2012 and 2011 were primarily due to the increasing size of our installed customer base, including those customers acquired through our recent acquisitions. See Note 20. Acquisitions of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
We expect maintenance revenues to increase in 2013 from the 2012 levels due to our growing installed customer base.
Consulting and Education, and Other Revenues
Consulting, education, and other revenues increased to $129.8 million (or 16% of total revenues) in 2012 from $116.1 million (or 15% of total revenues) in 2011, and $99.5 million (or 15% of total revenues) in 2010, representing growth of $13.7 million (or 12%) in 2012 from 2011, and $16.5 million (or 17%) in 2011 from 2010. The increases in consulting and education, and other revenues were primarily due to increases in subscription revenues and consulting revenues as a result of higher customer demand.
We expect our revenues from consulting and education, and other revenues to increase in 2013 from the 2012 levels due to an anticipated increase in demand for subscriptions offerings and growth in our installed base of subscription customers.

International Revenues
Our international revenues were $287.4 million (or 35% of total revenues) in 2012, $267.4 million (or 34% of total revenues) in 2011, and $218.8 million (or 34% of total revenues) in 2010. The increase of $19.9 million (or 7%) in 2012 from 2011 was primarily due to an increase in maintenance and consulting revenues in Europe, Asia and Latin America, partially offset by a decrease in license revenues in Europe. The increase of $48.6 million (or 22%) in 2011 from 2010 was primarily due to an increase in license and maintenance revenues in Europe.
We expect our international revenues as a percentage of total revenues in 2013 to be relatively consistent with, or increase from, the comparable 2012 levels, subject to the continued macroeconomic uncertainty in Europe.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at December 31, 2012 were approximately $297.1 million compared to $251.3 million at December 31, 2011. The increase in 2012 was primarily due to an increase in deferred maintenance revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Cost of license revenues	$4,490	$5,011	$4,485	(10)%	12%
Cost of service revenues	126,152	118,941	100,602	6%	18%
Amortization of acquired technology	21,980	19,503	13,342	13%	46%
Total cost of revenues	$152,622	$143,455	$118,429	6%	21%
Cost of license revenues, as a percentage of license revenues	1%	1%	2%	—%	(1)%
Cost of service revenues, as a percentage of service revenues	26%	28%	28%	(2)%	—%
Cost of License Revenues
Our cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of license revenues was $4.5 million (or 1% of license revenues) in 2012, $5.0 million (or 1% of license revenues) in 2011, and $4.5 million (or 2% of license revenues) in 2010. The decrease of $0.5 million (or 10%) in 2012 from 2011 was primarily due to a proportional decrease in license revenues in 2012 compared to 2011. The increase of $0.5 million (or 12%) in 2011 from 2010 was primarily due to a proportional increase in license revenues in both 2011 and 2010, and a slightly lower mix of royalty bearing products in 2011.

We expect that our cost of license revenues as a percentage of license revenues in 2013 to be relatively consistent with 2012 levels.
Cost of Service Revenues
Our cost of service revenues is a combination of costs of maintenance, consulting, education, and other revenues. Our cost of maintenance revenues consists primarily of costs associated with customer service personnel expenses and royalty fees for maintenance related to third-party software providers. Cost of consulting revenues consists primarily of personnel costs and expenses incurred in providing consulting services at customers’ facilities. Cost of education services revenues consists primarily of the costs of providing education classes and materials at our headquarters, sales and training offices, and customer locations. Cost of other revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities.
Cost of service revenues was $126.2 million (or 26% of service revenues) in 2012, $118.9 million (or 28% of service revenues) in 2011, and $100.6 million (or 28% of service revenues) in 2010. The increase of $7.2 million (or 6%) in 2012 from 2011 was primarily due to a $5.8 million increase in personnel related costs (including share-based compensation) and a $0.6 million increase in reimbursable expenses. The majority of these increases were driven by increased headcount in 2012 compared to 2011.
The $18.3 million (or 18%) increase in 2011 from 2010 was primarily due to an $11.4 million increase in personnel related costs (including share-based compensation), a $2.6 million increase in subcontractor fees, and a $2.3 million increase in reimbursable expenses. The majority of these increases were driven by increased demand for our consulting and education services in 2011 compared to 2010.
We expect that our cost of service revenues, in absolute dollars, to increase in 2013 from the 2012 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2013 to remain relatively consistent with 2012 levels.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Amortization of acquired technology	$21,980	$19,503	$13,342	13%	46%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $22.0 million, $19.5 million, and $13.3 million in 2012, 2011, and 2010, respectively. The $2.5 million (or 13%) increase in 2012 from 2011 is the result of amortization of certain technologies that we acquired from the acquisitions of ActiveBase, WisdomForce Technologies, Sand Technology, Data Scout Solutions, and TierData. The $6.2 million (or 46%) increase in 2011 from 2010 is the result of amortization of certain technologies that we acquired from the acquisitions of Siperian, 29West, and WisdomForce Technologies, which increased in 2011 from 2010.
We expect the amortization of acquired technology to be approximately $21.0 million in 2013 before the effect of any potential future acquisitions subsequent to December 31, 2012.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Research and development	$143,607	$132,528	$106,043	8%	25%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $143.6 million (or 17% of total revenues), $132.5 million (or 17% of total revenues), and $106.0 million (or 16% of total revenues) for the years ended December 31, 2012, 2011, and 2010, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $11.1 million (or 8%) increase in 2012 from 2011 was primarily due to a $9.6 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $1.5 million increase in general overhead costs.
The $26.5 million (or 25%) increase in 2011 from 2010 was primarily due to a $20.0 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $6.5 million increase in general overhead costs.
We expect research and development expenses as a percentage of total revenues in 2013 to be relatively consistent with 2012 levels.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Sales and marketing	$305,682	$278,073	$245,498	10%	13%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $305.7 million (or 38% of total revenues), $278.1 million (or 36% of total revenues), and $245.5 million (or 38% of total revenues) for 2012, 2011, and 2010, respectively.
The $27.6 million (or 10%) increase from 2011 to 2012 was primarily due to a $24.1 million increase in personnel-related costs, a $2.0 million increase in general overhead costs, and a $1.5 million increase in outside services. Personnel-related costs include salaries, employee benefits, sales commissions, and share-based compensation. Sales and marketing headcount increased from 869 in 2011 to 968 in 2012. The sales and marketing expenses as a percentage of total revenues increased by 2 percentage points in 2012 compared to 2011 primarily due to an increase in headcount and personnel costs, and a decline in sales productivity in 2012.
The $32.6 million (or 13%) increase from 2010 to 2011 was primarily due to a $31.3 million increase in personnel-related costs, which include sales commissions, share-based compensation, and headcount growth from 720 in 2010 to 869 in 2011. The sales and marketing expense as a percentage of total revenues decreased by 2 percentage points in 2011 compared to 2010 mainly due to benefits of scale as our revenues increased proportionately more than our sales and marketing expenses as well as increased sales productivity.

We expect sales and marketing expenses as a percentage of total revenues in 2013 to be relatively consistent with 2012 levels. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
General and administrative	$63,616	$57,373	$46,273	11%	24%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, and accounting services. General and administrative expenses were $63.6 million (or 8% of total revenues), $57.4 million (or 7% of total revenues), and $46.3 million (or 7% of total revenues) for the years ended December 31, 2012, 2011, and 2010, respectively. The general and administrative expenses as percentage of total revenues increased by 1 percentage point from 2011 to 2012 and did not change from 2010 to 2011.
General and administrative expenses increased by $6.2 million (or 11%) in 2012 from 2011 due to a $4.5 million increase in personnel-related costs (including share-based compensation), a $1.3 million increase in general overhead costs, and a $0.4 million increase in the provision for doubtful accounts. The increase in personnel-related costs of $4.5 million was due to headcount growth in 2012 from 2011 and an increase of $1.3 million in share-based compensation.
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
We expect general and administrative expenses as a percentage of total revenues in 2013 to be relatively consistent with the 2012 levels.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Amortization of intangible assets	$6,578	$7,717	$9,539	(15)%	(19)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, covenants not to compete, and patents through prior business acquisitions. Amortization of intangible assets was $6.6 million, $7.7 million, and $9.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.
The decreases of $1.1 million in 2012 and $1.8 million in 2011 in amortization of intangible assets compared to prior years were primarily due to decreases in amortization of customer relationships.
We expect amortization of the remaining intangible assets to be approximately $7.4 million in 2013, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions.

Facilities Restructuring and Facility Lease Termination Costs (Benefit), Net
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs (benefit), net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Facilities restructuring and facility lease termination costs (benefit), net	$710	$(1,094)	$1,133	(165)%	(197)%
In February 2012, we purchased the property associated with our former corporate headquarters in Redwood City, California. As a result of the transaction, we no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges our future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. During 2012, we reversed the existing accrued facilities restructuring liability of $20.6 million and recorded a corresponding facilities restructuring benefit on the consolidated statements of income in accordance with ASC 420, Exit or Disposal Cost Obligations. We also recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease included in facility lease termination costs, net in the consolidated statements of income. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
In 2012, we recorded net facilities restructuring and facility lease termination costs of $0.7 million for accretion charges related to the 2004 Restructuring Plan of $0.1 million and an expense of $21.2 million related to the net cost to settle an existing lease obligation, partially offset by a benefit as a result of the reversal of the existing accrued facilities restructuring liability of $20.6 million.
In 2011, we recorded $1.1 million of restructuring benefit related to the 2004 and 2001 Restructuring Plans. This benefit included an adjustment of $2.9 million due to changes in our assumed sublease income, partially offset by a $1.7 million of accretion charges and a $0.1 million of tenant improvements amortization charges.
In 2010, we recorded $1.1 million of restructuring charges related to the 2004 and 2001 Restructuring Plans. These charges included primarily $2.4 million of accretion charges, partially offset by an adjustment of $1.5 million due to changes in our assumed sublease income.
2004 Restructuring Plan. Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $2.4 million in 2012, $12.7 million in 2011, and $13.2 million in 2010.
 2001 Restructuring Plan. Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.3 million in 2012, $1.6 million in 2011, and $1.6 million in 2010.
Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Acquisitions and other charges	$2,797	$1,029	$1,326	172%	(22)%
In 2012, acquisition and other charges of $2.8 million consisted of $3.3 million charges for legal, bankers' and other professional service fees which was partially offset by a $0.5 million net benefit for accretion charges, earn-out and holdback related adjustments associated with prior acquisitions.
In 2011, acquisition and other charges of $1.0 million consisted of a $0.5 million each for the additional accrual and accretion charges related to earn-outs for prior acquisitions.
In 2010, acquisition and other charges of $1.3 million consisted of $3.6 million in charges, partially offset by a $2.3 million reduction in fair value of an acquisition liability. The $3.6 million in charges include $2.2 million for legal and bankers' fees, $1.1 million for write-off of certain lease liabilities and leasehold improvements, and $0.3 million for severance payments to certain employees.

Interest and Other Income (Expense), Net
The following table sets forth, for the periods indicated, our interest and other income (expense), net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Interest income	$3,993	$4,813	$3,904	(17)%	23%
Interest expense	(497)	(2,126)	(6,568)	(77)%	(68)%
Other income (expense), net	(1,688)	(757)	1,978	(123)%	(138)%
Interest and other income (expense), net	$1,808	$1,930	$(686)	(6)%	381%
Interest and other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other income (expense), net was $1.8 million, $1.9 million, and $(0.7) million in 2012, 2011, and 2010, respectively.
The decrease of $0.1 million (or 6%) in 2012 from 2011 was primarily due to a $0.8 million decrease in interest income due to lower average investment balances, a $0.6 million decrease in other income related to the sale of an investment in equity interest, and a $0.3 million decrease in foreign exchange gains. These amounts were partially offset by a $1.6 million decrease in interest expense associated with the redemption of the convertible notes in the first quarter of 2011.
The increase of $2.6 million (or 381%) in 2011 from 2010 was primarily due to a $4.4 million decrease in interest expense associated with the redemption of the convertible notes in the first quarter of 2011 and a $0.9 million increase in interest income primarily due to higher cash balances, which were partially offset by a $1.1 million decrease in foreign exchange gains, a $1.1 million decrease in gain from the sale of our investment in an equity interest, and a $0.6 million increase in credit facility expenses.

Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2011 to 2012	2010 to 2011
	2012	2011	2010
Income tax provision	$44,585	$49,133	$34,825	(9)%	41%
Effective tax rate	32%	29%	29%	3%	—%
Our effective tax rates were 32% for 2012, and 29% each for 2011 and 2010. The effective tax rate of 32% for 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction of Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits, partially offset by compensation expense related to non-deductible share-based compensation, state income taxes, nondeductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. The benefit of the 2012 federal research and development credit will be recognized in the first quarter of 2013 due to the timing of its enactment. If we had been able to recognize the benefit in 2012, it would have reduced the annual effective tax rate by approximately 1.5 percentage points. We expect that our tax rate will continue to be sensitive to our geographic mix of earnings. As of December 31, 2012, net undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon.

The effective tax rate of 29% for 2011 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction of Section 199 of the Internal Revenue Code, and the recognition of 2011 research and development credits, partially offset by compensation expense related to non-deductible share-based compensation, the revaluation of deferred taxes previously recorded in acquisition accounting, and the accrual of reserves related to uncertain tax positions. We had not provided for residual U.S. taxes in any of the lower-tax jurisdictions since we intended to indefinitely reinvest these earnings offshore with the exception of Israel as of December 31, 2011.
The effective tax rate of 29% for 2010 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the recognition of 2010 research and development credits, and a prior year tax return true-up, partially offset by compensation expense related to non-deductible share-based compensation and the accrual of reserves related to uncertain tax positions. We had not provided for residual U.S. taxes in any of the lower-tax jurisdictions since we intended to indefinitely reinvest these earnings offshore.
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. This fact causes our tax rate to be sensitive to the geographic mix of our business. A significant portion of our foreign earnings for the current fiscal year were earned by our Netherlands and other European subsidiaries. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
Our effective tax rate in 2013 will be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has historically benefited from a U.S. research and development tax credit. As of December 31, 2012, the U.S. research and development tax credit had not been renewed, and therefore our effective tax rate for 2012 does not reflect the benefit of this tax credit. This credit was extended retroactively for 2012 and prospectively for 2013 in January 2013. We will recognize the entire benefit of the 2012 U.S. research and development credit of approximately $2.0 million during our quarterly period ending March 31, 2013. The benefit of the 2013 U.S. research and development credit will be recognized through our overall effective tax rate over the entire year. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2012, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the year ended December 31, 2012, consistent with prior years, it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of December 31, 2012, we had $535.6 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of December 31, 2012, we had $220.0 million available for borrowing under the Credit Agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.

The following table summarizes our cash flows for 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cash provided by operating activities	$200,501	$174,475	$131,828
Cash used in investing activities	$(290,098)	$(69,155)	$(132,065)
Cash provided by (used in) financing activities	$(37,784)	$6,965	$52,786
Operating Activities:  Cash provided by operating activities in 2012 was $200.5 million, representing an increase of $26.0 million from 2011. This increase resulted primarily from a $13.8 million increase in adjustments for non-cash expenses, a $37.0 million decrease in accounts receivable, and a $30.8 million decrease in prepaid expenses and other assets, which were partially offset by a $24.3 million decrease in net income, an $11.5 million decrease in accounts payable and accrued liabilities, a $10.5 million decrease in income taxes payable, and a $9.6 million decrease in accrued facilities restructuring charges. We recognized excess tax benefits from share-based compensation of $17.0 million during the year ended December 31, 2012. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $31.2 million during the year ended December 31, 2012. Our “days sales outstanding” in accounts receivable decreased from 71 days at December 31, 2011 to 67 days at December 31, 2012 due to stronger collections in the fourth quarter of 2012, compared to 2011.
Cash provided by operating activities in 2011 was $174.5 million, representing an increase of $42.6 million from 2010. This increase resulted primarily from a $31.2 million increase in net income, a $7.8 million increase in adjustments for non-cash expenses, a $1.8 million increase in deferred revenues, and a $29.8 million increase in income taxes payable, which were partially offset by a $0.7 million increase in accounts receivable, a $20.8 million increase in prepaid expenses and other assets, and a $6.5 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from share-based compensation of $30.0 million during the year ended December 31, 2011. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $7.1 million during the year ended December 31, 2011. Our “days sales outstanding” in accounts receivable increased from 68 days at December 31, 2010 to 71 days at December 31, 2011 due to a higher amount of billings which occurred toward the end of 2011, compared to 2010. Deferred revenues increased primarily due to an increase in deferred maintenance revenues resulting from a larger customer base.
Investing Activities:  Net cash used in investing activities was $290.1 million in 2012. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under property and equipment in the consolidated balance sheet, and approximately $21.2 million was recorded in our consolidated statement of income as the net cost to terminate the facility lease. We also used cash in purchases of investments of $266.1 million and acquisitions of businesses of $90.5 million, net of cash acquired. These amounts were partially offset by cash provided from the sales of investments of $119.0 million and maturities of investments of $89.4 million.
Net cash used in investing activities was $69.2 million in 2011 due to $351.0 million of purchases of investments, $33.0 million used for acquisitions of businesses and certain assets, net of cash acquired, and $12.7 million in purchases of property and equipment. These amounts were partially offset by cash provided from the maturities of investments of $208.0 million and sales of investments of $118.9 million.
Net cash used in investing activities was $132.1 million in 2010 primarily due to $347.2 million of purchases of investments and $171.3 million used for acquisitions of businesses, net of cash acquired. These amounts were partially offset by cash provided from the maturities of investments of $281.4 million and sales of investments of $108.9 million.
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

We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. Due to the nature of these transactions, it is difficult to predict the amount and timing of such cash requirements to complete such transactions. We may be required to raise additional funds to complete future acquisitions. In addition, we may be obligated to pay certain variable and deferred earn-out payments based upon achievement of certain performance targets.
In 2012, we acquired DataScout Solutions Group Limited and TierData, Inc. for an aggregate amount of $8.4 million, net of cash acquired. Approximately $1.4 million of the consideration otherwise payable to former Data Scout shareholders was held as partial security for certain indemnification obligations, and will be held back until March 2014. Approximately $1.4 million of the consideration otherwise payable to former TierData stockholders was held as partial security for certain indemnification obligations, and will be held back until March 2014. Also in 2012, we completed a takeover offer and acquired a majority interest in Heiler Software AG for an aggregate amount of $82.1 million, net of cash acquired. As of December 31, 2012, we held approximately 97.7% of the outstanding shares of Heiler Software. We intend to take further measures under German laws in order to fully integrate Heiler Software's business with ours, which we expect will be complete in late 2013.
In 2011, we acquired WisdomForce Technologies, Inc., ActiveBase Ltd., and certain assets of Sand Technology Inc. for an aggregate amount of $33.0 million, net of cash acquired. In fiscal 2010, we acquired Siperian, Inc., 29West Inc., and an additional privately-held company for an aggregate amount of $171.3 million, net of cash acquired. Approximately $1.2 million of the consideration otherwise payable to former ActiveBase stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former ActiveBase stockholders, and $0.2 million of contingent consideration is being held back until the release of the escrow fund. The escrow fund will remain in place until July 14, 2013. Of the $6.0 million consideration paid to Sand Technology, $0.8 million was placed into an escrow fund and held as partial security for indemnification obligations and $1.0 million was held back and payable upon the achievement of certain customer-related conditions. We paid approximately $0.8 million of the $1.0 million hold back in December 2011 and we paid the remaining $0.2 million in February 2012. The escrow fund will remain in place until October 4, 2013.
In 2010, we made a $1.5 million investment in the preferred stock of a privately-held company, and during 2011 and 2012, we made additional investments in that company of $0.2 million and $0.4 million, respectively. The carrying value of this investment was $2.1 million at December 31, 2012, and it was classified as Level 3 for fair value measurement purposes.
Financing Activities: Net cash used in financing activities in 2012 was $37.8 million due to repurchases and retirement of our common stock of $81.0 million, payment of contingent consideration in connection with acquisitions of $8.1 million, and withholding taxes for restricted stock units net share settlement of $6.7 million. These amounts were offset by $41.4 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $17.0 million of excess tax benefits from share-based compensation.
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

We repurchased 2,434,647 shares for $81.0 million, 1,574,612 shares for $74.5 million, and 734,594 shares for $23.8 million in fiscal 2012, 2011, and 2010, respectively. During 2011, we repurchased $29.0 million of our Convertible Senior Notes at a cost of $27.3 million up through its redemption on March 18, 2011. We have $96.1 million available to repurchase additional shares of our common stock under this program as of December 31, 2012. See Part II, Item 5 of this Report for information regarding the number of shares purchased under the stock repurchase program.
In connection with our acquisitions, we are obligated to pay up to an additional $12.3 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
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
Less than 24% of our cash, cash equivalents, and marketable securities are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
Credit Agreement
In September 2010, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed in 2012 and 2011. No amounts were outstanding under the Credit Agreement as of December 31, 2012, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of December 31, 2012. For further information, see Note 6. Borrowings of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2012, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2013	2014 and 2015	2016 and 2017	2018 and Beyond
Operating lease payments	$39,420	$12,919	$16,301	$6,595	$3,605
Other obligations*	3,817	1,571	2,034	212	—
Total	$43,237	$14,490	$18,335	$6,807	$3,605
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
The above commitment table does not include approximately $21.2 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 13. Income Taxes of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at December 31, 2012 include the lease for our current corporate headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payments are 3.6 million for the year ending December 31, 2013.
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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We market and sell our software and services through our direct sales force and indirect channel partners in North America, Europe, Middle East and Africa, Asia-Pacific, Latin America, and Russia. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which uses the Euro as its functional currency. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the Indian rupee, Euro and British pound sterling, as well as our net position of monetary assets and monetary liabilities held by our foreign subsidiaries in their non-functional currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well.
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
In December 2010, we entered into foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, we entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013. In October 2012, we entered into additional foreign exchange forward contracts with monthly expiration dates through January 2014.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in the fourth quarter of 2012 for Indian rupees, which were outstanding as of December 31, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	1,323,000	$—	$23,585
			$—	$23,585
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
Balance Sheet Hedge Activities
In the second quarter of 2011, we also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. The notional amounts of foreign currency contracts open at year end were $2.7 million to buy at December 31, 2012 and $5.0 million to sell at December 31, 2011. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities.
The table below presents the notional amount of the non-designated foreign currency contracts as of December 31, 2012 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Indian rupee	—	140,000	$—	$2,729
			$—	$2,729
See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Loss, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a further discussion.
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
The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Cash equivalents and short-term investments	$364,043	$433,214
Average rate of return	0.6%	0.5%
Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2012, we had net unrealized gain of $0.4 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2012, the fair market value of the portfolio would change by approximately $3.3 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return in 2013.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Report.

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
Management assessed the effectiveness of Informatica's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2012, Informatica's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Informatica's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica's internal control over financial reporting. Its report appears immediately after this report.

/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer and President
February 28, 2013

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer
and EVP, Global Customer Support and Services, and Secretary
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
We have audited Informatica Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Informatica Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Informatica Corporation and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation
 We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 28, 2013

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$190,127	$316,835
Short-term investments	345,478	285,579
Accounts receivable, net of allowances of $5,460 and $4,001, respectively	171,893	176,066
Deferred tax assets	23,350	21,591
Prepaid expenses and other current assets	29,396	23,206
Total current assets	760,244	823,277
Property and equipment, net	145,474	16,025
Goodwill	510,121	432,269
Other intangible assets, net	67,260	64,789
Long-term deferred tax assets	24,087	23,037
Other assets	5,031	21,351
Total assets	$1,512,217	$1,380,748
Liabilities and Equity
Current liabilities:
Accounts payable	$8,885	$9,459
Accrued liabilities	64,475	58,947
Accrued compensation and related expenses	55,382	58,042
Income taxes payable	—	1,178
Accrued facilities restructuring charges	—	17,751
Deferred revenues	241,968	208,039
Total current liabilities	370,710	353,416
Accrued facilities restructuring charges, less current portion	—	5,543
Long-term deferred revenues	8,807	6,573
Long-term deferred tax liabilities	2,523	—
Long-term income taxes payable	21,195	16,709
Other liabilities	3,459	6,304
Total liabilities	406,694	388,545
Commitments and contingencies (Note 15)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized; 107,301 shares and
106,946 shares issued and outstanding at December 31, 2012 and 2011, respectively	107	107
Additional paid-in capital	764,298	751,350
Accumulated other comprehensive loss	(8,030)	(12,802)
Retained earnings	346,730	253,548
Total Informatica Corporation stockholders’ equity	1,103,105	992,203
Noncontrolling interest	2,418	—
Total equity	1,105,523	992,203
Total liabilities and equity	$1,512,217	$1,380,748
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
License	$320,982	$353,664	$295,110
Service	490,589	430,115	354,966
Total revenues	811,571	783,779	650,076
Cost of revenues:
License	4,490	5,011	4,485
Service	126,152	118,941	100,602
Amortization of acquired technology	21,980	19,503	13,342
Total cost of revenues	152,622	143,455	118,429
Gross profit	658,949	640,324	531,647
Operating expenses:
Research and development	143,607	132,528	106,043
Sales and marketing	305,682	278,073	245,498
General and administrative	63,616	57,373	46,273
Amortization of intangible assets	6,578	7,717	9,539
Facilities restructuring and facility lease termination costs (benefit), net	710	(1,094)	1,133
Acquisitions and other charges	2,797	1,029	1,326
Total operating expenses	522,990	475,626	409,812
Income from operations	135,959	164,698	121,835
Interest income	3,993	4,813	3,904
Interest expense	(497)	(2,126)	(6,568)
Other income (expense), net	(1,688)	(757)	1,978
Income before income taxes	137,767	166,628	121,149
Income tax provision	44,585	49,133	34,825
Net income	$93,182	$117,495	$86,324
Basic net income per common share	$0.86	$1.13	$0.93
Diluted net income per common share	$0.83	$1.05	$0.83
Shares used in computing basic net income per common share	107,874	103,956	92,361
Shares used in computing diluted net income per common share	112,089	112,540	109,083
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$93,182	$117,495	$86,324
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(144), $106 and $136	3,363	(5,972)	(4,294)
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $(244), $133 and $33	398	(217)	(43)
Less: reclassification adjustment for net gain included in net income, net of tax expense of $(19), $(40) and $(19)	(31)	(65)	(32)
Net change, net of tax benefit (expense) of $(225), $173 and $52	367	(282)	(75)
Cash flow hedges:
Change in unrealized loss, net of tax benefit of $226, $1,534 and $80	(368)	(2,503)	(136)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $865, $910 and $(35)	1,410	1,485	(57)
Net change, net of tax benefit (expense) of $(639), $624 and $115	1,042	(1,018)	(193)
Total other comprehensive income (loss), net of tax effect	4,772	(7,272)	(4,562)
Total comprehensive income, net of tax effect	$97,954	$110,223	$81,762
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Retained Earnings	Total Informatica Corporation Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balances, December 31, 2009	90,092	$90	$434,262		$(968)	$49,729	$483,113	$—	$483,113
Common stock options exercised	4,250	4	46,324		—	—	46,328	—	46,328
Common stock issued under employee stock purchase plan	625	1	11,230		—	—	11,231	—	11,231
Restricted stock units vested	290	—	—		—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(76)	—	(1,990)		—	—	(1,990)	—	(1,990)
Share-based compensation	—	—	23,438		—	—	23,438	—	23,438
Tax benefit of share-based compensation	—	—	24,580		—	—	24,580	—	24,580
Repurchase and retirement of common stock	(735)	(1)	(23,782)		—	—	(23,783)	—	(23,783)
Conversion of convertible senior notes	15	—	303		—	—	303	—	303
Net income	—	—	—		—	86,324	86,324	—	86,324
Other comprehensive loss	—	—	—		(4,562)	—	(4,562)	—	(4,562)
Balances, December 31, 2010	94,461	94	514,365		(5,530)	136,053	644,982	—	644,982
Common stock options exercised	3,245	4	43,410		—	—	43,414	—	43,414
Common stock issued under employee stock purchase plan	498	1	15,311		—	—	15,312	—	15,312
Restricted stock units vested	407	—	—		—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(124)	(1)	(6,217)		—	—	(6,218)	—	(6,218)
Share-based compensation	—	—	33,263		—	—	33,263	—	33,263
Tax benefit of share-based compensation	—	—	29,096		—	—	29,096	—	29,096
Repurchase and retirement of common stock	(1,575)	(1)	(74,491)	—	—	—	(74,492)	—	(74,492)
Conversion of convertible senior notes	10,034	10	196,613		—	—	196,623	—	196,623
Net income	—	—	—		—	117,495	117,495	—	117,495
Other comprehensive loss	—	—	—		(7,272)	—	(7,272)	—	(7,272)
Balances, December 31, 2011	106,946	107	751,350		(12,802)	253,548	992,203	—	992,203
Common stock options exercised	1,884	2	25,241		—	—	25,243	—	25,243
Common stock issued under employee stock purchase plan	528	—	16,108		—	—	16,108	—	16,108
Restricted stock units vested	535	—	—		—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(157)	—	(6,686)		—	—	(6,686)	—	(6,686)
Share-based compensation	—	—	42,803		—	—	42,803	—	42,803
Tax benefit of share-based compensation	—	—	16,463		—	—	16,463	—	16,463
Repurchase and retirement of common stock	(2,435)	(2)	(80,981)		—	—	(80,983)	—	(80,983)
Acquisition	—	—	—		—	—	—	2,418	2,418
Net income	—	—	—		—	93,182	93,182	—	93,182
Other comprehensive income	—	—	—		4,772	—	4,772	—	4,772
Balances, December 31, 2012	107,301	$107	$764,298		$(8,030)	$346,730	$1,103,105	$2,418	$1,105,523
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$93,182	$117,495	$86,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,284	6,274	6,095
Share-based compensation	42,803	33,263	23,438
Deferred income taxes	(4,651)	57	3,847
Tax benefits from share-based compensation	16,463	29,096	24,580
Excess tax benefits from share-based compensation	(17,021)	(29,952)	(22,881)
Amortization of intangible assets and acquired technology	28,558	27,220	22,881
Other operating activities, net	(854)	(3,000)	(2,837)
Changes in operating assets and liabilities:
Accounts receivable	8,723	(28,272)	(27,615)
Prepaid expenses and other assets	10,593	(20,218)	555
Accounts payable and accrued liabilities	2,320	7,523	3,317
Accrued compensation and related expenses	(4,602)	1,692	12,814
Income taxes payable	1,553	12,860	(16,944)
Accrued facilities restructuring charges	(23,977)	(14,358)	(14,789)
Deferred revenues	35,127	34,795	33,043
Net cash provided by operating activities	200,501	174,475	131,828
Investing activities:
Purchases of property and equipment	(141,610)	(12,743)	(7,226)
Purchases of investments	(266,088)	(350,951)	(347,240)
Investment in equity interest, net	(257)	542	3,324
Maturities of investments	89,381	118,941	281,422
Sales of investments	119,018	208,025	108,927
Business acquisitions, net of cash acquired	(90,542)	(32,969)	(171,272)
Net cash used in investing activities	(290,098)	(69,155)	(132,065)
Financing activities:
Net proceeds from issuance of common stock	41,351	58,727	57,559
Repurchases and retirement of common stock	(80,983)	(74,492)	(23,783)
Redemption of convertible senior notes	—	(4)	—
Withholding taxes related to restricted stock units net share settlement	(6,686)	(6,218)	(1,990)
Payment of contingent consideration	(8,050)	(1,000)	—
Payment of issuance costs on credit facility	—	—	(1,881)
Excess tax benefits from share-based compensation	17,021	29,952	22,881
Purchase of noncontrolling interest	(437)	—	—
Net cash provided by (used in) financing activities	(37,784)	6,965	52,786
Effect of foreign exchange rate changes on cash and cash equivalents	673	(4,349)	(2,847)
Net increase (decrease) in cash and cash equivalents	(126,708)	107,936	49,702
Cash and cash equivalents at beginning of the year	316,835	208,899	159,197
Cash and cash equivalents at end of the year	$190,127	$316,835	$208,899
Supplemental disclosures:
Interest paid	$—	$1,251	$6,030
Income taxes paid, net of refunds	$31,218	$7,119	$23,342
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$367	$(282)	$(75)
Conversion of convertible senior notes	$—	$196,623	$303
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

Note 2.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
In November 2012, the Company acquired a majority interest in the shares of Heiler Software AG at the end of the initial acceptance period of the takeover offer. The Company has consolidated the financial results of Heiler Software AG with its financial results. The noncontrolling interest position is reported as a separate component of consolidated equity from the equity attributable to the Company's stockholders for all periods presented. The noncontrolling interest in the Company's net income was not significant to consolidated results for the periods presented and therefore has been included as a component of other income (expense), net in the consolidated statements of income.
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
Allowance for Doubtful Accounts
The Company makes estimates as to the overall collectability of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company records the adjustment in general and administrative expense. At December 31, 2012 and 2011, the Company's allowance for doubtful accounts was $5.5 million and $4.0 million, respectively.
Investments
Investments are comprised of time deposits and marketable debt securities. The Company's marketable debt securities consist primarily of certificates of deposit, commercial paper, corporate notes and bonds, U.S. government and agency notes and bonds,

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and municipal securities with original maturities beyond 90 days. The Company's marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity. The Company classifies all available-for-sale marketable debt securities, including those with original maturity dates greater than one year, as short-term investments. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income (expense) as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income (loss) into earnings using the specific identification method.
In accordance with ASC 320, Investments - Debt and Equity Securities, the Company periodically evaluates the investments for other-than-temporary impairment. The Company considers factors such as the length of time and extent to which the investment has been in a continuous unrealized loss position, the financial condition and near-term prospects of the issuer, and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized cost basis. The Company also considers industry analysts' reports and credit ratings in evaluating for other-than-temporary impairment. If the Company believes that an other-than-temporary decline exists, the Company will write down the investment to its fair value. During fiscal years 2012 and 2011, the Company did not consider any investments to be other-than-temporarily impaired.
The Company also has investments in privately-held companies that are accounted for under the cost method and included in other non-current assets. The carrying value of these investments was $2.1 million and $1.7 million at December 31, 2012 and 2011, respectively. The Company periodically evaluates the investments for other-than-temporary impairment. During fiscal years 2012 and 2011, the Company did not consider any investments to be other-than-temporarily impaired.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Building, building improvements, and site improvements are amortized over the estimated useful life of 25 years, 10 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, which range from one to nine years. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally one to five years.
Software Development Costs
The Company accounts for software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed. Software development costs are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon completion of a working model. Through December 31, 2012, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.
Pursuant to ASC 350-40, Internal - Use Software, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market the software. The Company capitalized $2.4 million and $1.3 million of internal use software costs for the years ended December 31, 2012 and 2011.
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and intangible assets with indefinite useful lives for impairment annually on October 31 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other.
Consistent with the Company's assessment that it has only one reporting segment, the Company has determined that it has only one reporting unit and tests goodwill for impairment at the entity level. The Company tests its goodwill using the two-step process required by ASC 350. In the first step, the Company compares the carrying amount of the reporting unit to the fair value based on quoted market prices of the Company's common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the Company compares the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any. Recoverability of indefinite-lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows attributable to that asset.
The Company performed its annual goodwill and indefinite-lived intangible assets impairment tests as of October 31, 2012, 2011, and 2010 and concluded that there was no impairment.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, which includes amortized intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any impairment charges of long-lived assets in 2012, 2011, or 2010.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$18,565	$18,565	$—	$—
Time deposits (ii)	17,437	17,437	—	—
Marketable debt securities (ii)	328,041	—	328,041	—
Total money market funds, time deposits, and marketable debt securities	364,043	36,002	328,041	—
Foreign currency derivatives (iii)	—	—	—	—
Total assets	$364,043	$36,002	$328,041	$—
Liabilities:
Foreign currency derivatives (iv)	$408	$—	$408	$—
Acquisition-related contingent consideration (v)	9,230	—	—	9,230
Total liabilities	$9,638	$—	$408	$9,230
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$147,635	$147,635	$—	$—
Time deposits (ii)	38,683	38,683	—	—
Marketable debt securities (ii)	246,896	—	246,896	—
Total money market funds and marketable debt securities	433,214	186,318	246,896	—
Foreign currency derivatives (iii)	702	—	702	—
Total assets	$433,916	$186,318	$247,598	$—
Liabilities:
Foreign currency derivatives (iv)	$2,496	$—	$2,496	$—
Acquisition-related contingent consideration (v)	12,872	—	—	12,872
Total liabilities	$15,368	$—	$2,496	$12,872
___________________

(i)	Included in cash and cash equivalents on the consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(iv)	Included in accrued liabilities on the consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(v)	Included in accrued and other liabilities on the consolidated balance sheets.
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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of thirteen months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.

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
There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2012 and 2011.
See Note 9. Accumulated Other Comprehensive Loss, Note 10. Derivative Financial Instruments, and Note 15. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

years ended December 31, 2012 and 2011. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the consolidated statements of income.
The changes in the acquisition-related contingent consideration liability for the year ended December 31, 2012 consisted of the following (in thousands):

December 31, 2012
Beginning balance as of December 31, 2011	$12,872
Additions from new acquisitions	4,973
Change in fair value of contingent consideration	(565)
Payment of contingent consideration	(8,050)
Ending balance as of December 31, 2012	$9,230
Fair Value of Financial Instruments, Concentrations of Credit Risk, and Credit Evaluations
The fair value of the Company's cash, cash equivalents, short-term investments, accounts receivable, and accounts payable approximates their respective carrying amounts due to their short-term maturity.
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, investments in time deposits and marketable debt securities, and trade accounts receivable. The Company maintains its cash and cash equivalents and investments with financial institutions with high credit standing.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Given the nature of the Company's transactions, which are primarily software or software-related, the adoption of this accounting guidance did not have a significant impact on the timing and pattern of revenue recognition when applied to multiple-element arrangements. Total net revenue as reported during the year ended December 31, 2012 is materially consistent with total net revenue that would have been reported if the transaction entered into or materially modified after December 31, 2010 were subject to previous accounting guidance. The new accounting guidance for revenue recognition, if applied in the same manner to the year ended December 31, 2010, would not have had a material impact on total net revenues for the fiscal year 2010.
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
The Company's restructuring charges related to costs of consolidating facilities. A liability for a cost associated with an exit or disposal activity was recognized and measured at its fair value on the consolidated statements of income in the period in which the liability was incurred. The Company estimated the fair value of its lease obligations included in its 2003 and later restructuring activities based on the present value of the remaining lease obligation, operating costs, and other associated costs, less estimated sublease income.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were negligible for the years ended December 31, 2012, 2011, and 2010.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Testing Indefinite-Lived Intangible Assets, to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2012, with early adoption permitted. The Company does not expect its adoption of ASU 2012-02 to have an impact to the consolidated financial statements.
In December 2011, the FASB issued Accounting Standard Update No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. In January 2013, the FASB issued Accounting Standard Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement. ASU 2011-11 and ASU 2013-01 will be effective for the Company in fiscal 2013 and any related disclosures required will be applied retrospectively. The adoption of ASU 2011-11 may impact future disclosures but will not impact the consolidated financial statements.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows an entity to use a qualitative approach to test goodwill for impairment. This ASU permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 as required for its impairment test in October 2012. The adoption of this ASU did not have any material impact to the consolidated financial statements and disclosures.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income as part of the statement of stockholders' equity. The Company adopted the standard retrospectively as required on January 1, 2012. The adoption of this ASU did not have a material impact to the consolidated financial statements. In February 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present reclassification adjustments from accumulated other comprehensive income in annual and interim financial statements in a single note or on the face of the financial statements. ASU 2013-02 will be effective for the Company in fiscal 2013 and any related disclosures required will be applied retrospectively. The Company does not expect its adoption of ASU 2013-02 to have a material impact to the consolidated financial statements.
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Financial Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and aligns the fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards ("IFRS"). ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted ASU 2011-04 prospectively as required on January 1, 2012. The adoption of this ASU did not have any material impact to the consolidated financial statements and disclosures.

Note 3.  Cash, Cash Equivalents, and Short-Term Investments
Cash consists of deposits with financial institutions. Cash equivalents include money market funds, time deposits, and marketable debt securities. Investments are comprised of time deposits and marketable debt securities. The Company's marketable debt securities consist primarily of certificates of deposit, commercial paper, corporate notes and bonds, U.S. government and agency notes and bonds, and municipal securities with original maturities beyond 90 days. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains recognized for the year ended December 31, 2012 was negligible, and for both years ended December 31, 2011 and 2010 were approximately $0.3 million each. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$171,562	$—	$—	$171,562
Cash equivalents:
Money market funds	18,565	—	—	18,565
Total cash equivalents	18,565	—	—	18,565
Total cash and cash equivalents	190,127	—	—	190,127
Short-term investments:
Certificates of deposit	2,246	3	—	2,249
Commercial paper	6,294	—	—	6,294
Corporate notes and bonds	151,133	322	(56)	151,399
Federal agency notes and bonds	104,961	128	(10)	105,079
Time deposits	17,437	—	—	17,437
U.S. government notes and bonds	7,094	18	—	7,112
Municipal notes and bonds	55,922	18	(32)	55,908
Total short-term investments	345,087	489	(98)	345,478
Total cash, cash equivalents, and short-term investments (i)	$535,214	$489	$(98)	$535,605
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$169,200	$—	$—	$169,200
Cash equivalents:
Money market funds	147,635	—	—	147,635
Total cash equivalents	147,635	—	—	147,635
Total cash and cash equivalents	316,835	—	—	316,835
Short-term investments:
Certificates of deposit	2,755	—	—	2,755
Commercial paper	2,998	—	—	2,998
Corporate notes and bonds	122,803	209	(596)	122,416
Federal agency notes and bonds	103,932	149	(26)	104,055
Time deposits	38,683	—	—	38,683
U.S. government notes and bonds	2,892	21	—	2,913
Municipal notes and bonds	11,718	41	—	11,759
Total short-term investments	285,781	420	(622)	285,579
Total cash, cash equivalents, and short-term investments (i)	$602,616	$420	$(622)	$602,414
____________________

(i)	Total estimated fair value above included $364.0 million and $433.2 million comprised of cash equivalents and short-term investments at December 31, 2012 and 2011, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company's short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at December 31, 2012 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$27,094	$(53)
Federal agency notes and bonds	14,541	(10)
Municipal notes and bonds	30,757	(32)
Total	$72,392	$(95)
The following table summarizes the fair value and gross unrealized losses related to the Company's short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at December 31, 2012 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$3,006	$(3)
Total	$3,006	$(3)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at December 31, 2012 (in thousands):

	Cost	Fair Value
Due within one year	$218,011	$218,251
Due in one year to two years	74,769	74,946
Due after two years	52,307	52,281
Total	$345,087	$345,478

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2012 and 2011 (in thousands):

	Estimated	December 31,
	Useful Lives	2012	2011
Land	N/A	$20,637	$—
Buildings	25 years	105,725	—
Site improvements	15 years	1,162	—
Building improvements	10 years	161	—
Total land and buildings		127,685	—
Computer and equipment	1-5 years	55,568	51,907
Furniture and fixtures	3-5 years	6,849	5,391
Leasehold improvements	1-9 years	24,530	22,039
Capital work-in-progress		—	471
Total property and equipment		214,632	79,808
Less: Accumulated depreciation and amortization		(69,158)	(63,783)
Total property and equipment, net		$145,474	$16,025
Depreciation and amortization expense was $12.3 million, $6.3 million, and $6.1 million in 2012, 2011, and 2010, respectively.
On February 15, 2012, the Company purchased the property associated with its former corporate headquarters at 2000 and 2100 Seaport Boulevard in Redwood City, California. The property consists of two office buildings totaling an aggregate of 290,305 square feet and the associated 11.6 acres of land. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term in accordance with ASC 840, Leases. The purchase of the property totaled approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. The Company recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease in the consolidated statement of income during the year ended December 31, 2012. The net purchase price of the land and buildings was $127.5 million, which represents the fair value at date of purchase. The net purchase price was allocated as $105.7 million to buildings, $20.6 million to land, and $1.2 million to site improvements. The building, building improvements and site improvements are depreciated on a straight-line basis over the estimated useful life of 25 years, 10 years and 15 years, respectively. See Note 11. Facilities Restructuring Charges of Notes to Consolidated Financial Statements for a further discussion.
Capital work-in-progress consists of capitalized costs relating to software acquired, developed or modified solely to meet the Company's internal requirements, pursuant to ASC 350-40, Internal-Use Software. For the years ended December 31, 2012 and 2011, the Company capitalized a total of $2.4 million and $1.3 million, respectively, in costs associated with internal use software, and during the years, a total of $2.8 million and $0.8 million were placed in service in 2012 and 2011, respectively, resulting in a reclassification from work in progress to computer and equipment and began amortization.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of December 31, 2012 and 2011 are as follows (in thousands, except years):

	December 31, 2012			December 31, 2011			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$123,221	$(76,721)	$46,500	$102,492	$(54,742)	$47,750	6
Other intangible assets:
Customer relationships	40,952	(30,063)	10,889	34,385	(25,871)	8,514	6
All other (1)	17,208	(11,187)	6,021	16,844	(8,800)	8,044	4-11
Total other intangible assets	58,160	(41,250)	16,910	51,229	(34,671)	16,558
Total intangible assets subject to amortization	181,381	(117,971)	63,410	153,721	(89,413)	64,308
In-process research and development	3,850	—	3,850	481	—	481	N.A.
Total intangible assets, net	$185,231	$(117,971)	$67,260	$154,202	$(89,413)	$64,789
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.

Total amortization expense related to intangible assets was $28.6 million, $27.2 million, and $22.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. Of the $28.6 million amortization of intangible assets recorded in 2012, $6.6 million was recorded in operating expenses and $22.0 million was recorded in cost of revenues. Of the $27.2 million amortization of intangible assets recorded in 2011, $7.7 million was recorded in operating expenses and $19.5 million was recorded in cost of revenues. Of the $22.9 million amortization of intangible assets recorded in 2010, $9.5 million was recorded in operating expenses and $13.4 million was recorded in cost of revenues. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of December 31, 2012, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
2013	$20,962	$7,380	$28,342
2014	11,301	4,477	15,778
2015	6,756	1,999	8,755
2016	3,824	1,276	5,100
2017	2,370	860	3,230
Thereafter	1,287	918	2,205
Total intangible assets subject to amortization	$46,500	$16,910	$63,410
During the year ended December 31, 2012, the Company recorded in-process research and development (IPR&D) of $3.8 million associated with the acquisition of a majority interest in Heiler Software AG. During the year ended December 31, 2011, the Company recorded IPR&D of $0.5 million associated with the acquisition of certain assets of Sand Technology. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved during the second quarter of 2012 for the IPR&D from the acquisition of certain assets of Sand Technology, which was reclassified to developed technology and will be amortized over the expected useful life of the technology. The IPR&D recorded from the acquisition of a majority interest in Heiler Software AG as of December 31, 2012 is expected to achieve technological feasibility during 2013, and will be transferred into developed technology at that time and amortized over the expected useful life of the technology. See Note 20. Acquisitions for further discussion of intangible assets from acquisitions.
The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Beginning balance	$432,269	$400,726
Goodwill from acquisitions	76,669	38,374
Subsequent goodwill adjustments	1,183	(6,831)
Ending balance	$510,121	$432,269
During the year ended December 31, 2012, the Company recorded subsequent goodwill adjustments of $1.2 million which consist of foreign currency translation adjustments of $1.9 million, partially offset by other credit adjustments of $0.7 million resulting from differences between provisional estimates of liabilities and assets recorded at the time of the acquisition and the actual amounts within the measurement period related to prior acquisitions. During the year ended December 31, 2011, the Company recorded subsequent goodwill adjustments of $6.8 million for income tax related balance sheet adjustments of $6.0 million within the measurement period related to prior acquisitions, and foreign currency translation adjustments of $0.8 million. See Note 20. Acquisitions for further discussion of goodwill from acquisitions.

Note 6.  Borrowings
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of December 31, 2012 and 2011, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2012.
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

Note 7.  Stockholders' Equity
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. The Company may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2012 and 2011, no shares of preferred stock had been issued.
Common Stock
The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2012.
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
Stock Repurchase Plan
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including to offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company's available working capital. In January 2010, the Company's Board of Directors approved an additional $50 million for

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the stock repurchase program. In January 2011 and October 2011, the Board of Directors authorized an additional $50 million increase and $75 million increase, respectively, to the repurchase program. In July 2012, the Board of Directors approved the repurchase of up to an additional $100.0 million of the Company's outstanding common stock.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
The Company repurchased 2,434,647 shares for $81.0 million, 1,574,612 shares for $74.5 million, and 734,594 shares for $23.8 million in fiscal 2012, 2011, and 2010, respectively. As of December 31, 2009, the Company repurchased $29.0 million of its Notes at a cost of $27.3 million . See Note 6. Borrowings - Convertible Senior Notes of Notes to Consolidated Financial Statements. As of December 31, 2012, $96.1 million remained available for repurchase under this program.
Note 8.  Share-Based Compensation
Summary of Plans
1999 Stock Incentive Plan
The Company's stockholders approved the 1999 Stock Incentive Plan (the "1999 Incentive Plan") in April 1999 under which 2,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan were also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increased annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest ratably over a period of four years, with options for new employees generally including a 1-year cliff period. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2012, there were approximately 5,203,364 options and restricted stock units ("RSUs") outstanding under the 1999 Incentive Plan.
1999 Non-Employee Director Stock Incentive Plan
The Company's stockholders adopted the 1999 Non-Employee Director Stock Option Incentive Plan (the "Directors Plan") in April 1999 under which 1,000,000 shares were reserved for issuance. In April 2003, the Board of Directors amended the Directors Plan such that each non-employee joining the Board of Directors would automatically receive options to purchase 60,000 shares of common stock. These options were exercisable over a maximum term of five years and would vest in four equal annual installments on each yearly anniversary from the date of the grant. The Directors Plan was amended in April 2003 to provide that one-third of the options vest one year from the grant date and the remainder two-thirds shall vest ratably over a period of 24 months. In May 2004, the Directors Plan was amended such that each non-employee director who has been a member of the Board for at least six months prior to each annual stockholders meeting would automatically receive options to purchase 25,000 shares of common stock at each such meeting. Each such option has an exercise price equal to the fair value of the common stock on the automatic grant date and vests on the first anniversary of the grant date. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2012, there were no options outstanding under the Directors Plan.
Assumed Option Plans
In connection with certain of the Company's acquisitions, the Company assumed options in the Influence 1996 Incentive Stock Option Plan, the Zimba 1999 Stock Option Plan, the Striva 2000 Stock Option Plan, the Similarity 2002 Stock Option Plan, and the Itemfield 2003 Stock Option Plan (the "Assumed Plans"). No further options will be granted under the Assumed Plans. As of December 31, 2012, the Company had 2,931 options outstanding under the Assumed Plans.
As a result of the acquisition of Siperian in January 2010, the Company assumed 3,410,895 unvested in the money options under the Siperian 2003 Equity Incentive Plan (the "Siperian Plan") that were converted to 96,616 unvested options to purchase the Company's Common Stock. As of December 31, 2012, there were 21,638 options outstanding under the Siperian Plan.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2009 Employee Stock Incentive Plan
The Company's stockholders approved the 2009 Equity Incentive Plan (the "2009 Incentive Plan") in April 2009 under which 9,000,000 shares have been reserved for issuance. In May 2011, the Company's stockholders approved amendments to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 2,500,000 and to increase the ratio by which full value awards count against the share reserve from 1.52 to 2.37. In May 2012, the Company's stockholders approved an amendment to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 5,000,000. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Certain employees and non-employee directors may elect to defer the settlement of RSUs granted, and settlement of such awards will be in shares of common stock at the end of the elected deferral period.
During 2012, the Company granted 1,094,884 RSUs to certain employees, executives and directors of the Company and 2,844,150 options under its 2009 Incentive Plan. During 2011, the Company granted 733,111 RSUs to certain employees, executives and directors of the Company and 1,339,310 options under its 2009 Incentive Plan. During 2010, the Company granted 741,773 RSUs to certain employees, executives and directors of the Company and 2,025,000 options under its 2009 Incentive Plan. As of December 31, 2012, there were 4,624,803 shares available for grant and 12,621,428 options and RSUs outstanding under the 2009 Incentive Plan.
For purposes of the share reserve, the grant of a RSU is deemed an award for 1.52 or 2.37 shares of authorized common stock for each one share of authorized common stock subject to such award. The ratio by which an RSU counts against the share reserve is based upon the ratio effective on the date of grant. If a share that was subject to an award and is returned to the 2009 Incentive Plan, the Company would credit the 2009 Incentive Plan reserve by the same ratio as it was originally issued. These returned shares would be available for issuance under the 2009 Incentive Plan.
Performance Share Program
Effective January 2012, the Company adopted a Performance-Based RSU Program (the “2012 Program”). The purpose of the 2012 Program was to align key management and senior leadership with stockholders’ interests and to retain key employees. The performance period for the 2012 Program was the 2012 fiscal year. All members of executive management and certain other employees participated in the 2012 Program. Awards granted under the 2012 Program were granted in the form of performance shares pursuant to the terms of the 2009 Incentive Plan. If certain performance goals were met, restricted stock units would have become eligible to vest, with one fourth vesting on the first anniversary date of the grant, and the remaining three fourths vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to the company. Certain participants in the 2012 Program had the ability to receive up to 150% of the target number of shares originally granted. In the first quarter of fiscal 2013, the Compensation Committee of the Board of Directors certified the actual performance achievement of participants in the 2012 Program. The performance metrics under the 2012 Program were not achieved, and therefore no restricted stock units became eligible to vest.
Employee Stock Purchase Plan
The Company's stockholders approved the Employee Stock Purchase Plan ("ESPP") in May 2008 under which 8,850,000 shares have been reserved for issuance. Under the ESPP, eligible employees may elect to contribute from 1% to 20% or a lesser percentage that the committee may establish from time to time of their eligible compensation. Currently, the committee established the maximum contribution percentage at 10%. The purchase price is 85% of the lower of the closing price of the Common Stock on the NASDAQ Global Select Market at the beginning or end of the six-month offering period. As of December 31, 2012, the Company had 6,824,520 shares available for future issuance under the ESPP.
Other Information
The Company grants stock options which are exercisable over a maximum term of seven to ten years for employees and five to seven years for directors from the date of the grant. These grants generally vest ratably over a period of four years for employees and one to three years for directors. Options granted to new employees generally include a 1-year cliff period.
The Company also grants RSUs to its employees and directors which vest over four years with annual vesting dates for employees and one to three years for directors. These RSUs are valued at the time of grant using the existing current market price.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes by electing to have the Company withhold otherwise deliverable shares having a fair market value equal to the required tax obligations ("net-settlement"). The net-settlement shares are then immediately cancelled and retired. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.
Summary of Assumptions
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions in the following table.
The Company has consistently used a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and uses market-based implied volatilities for its ESPP.
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
The Company records share-based compensation for RSUs and options granted net of estimated forfeiture rates. ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates. The Company's forfeiture rates for stock options and RSUs were 10% for 2010, 2011 and 2012.
The Company amortizes its share-based compensation using a straight-line method over the vesting term of the awards.
The fair value of the Company's share-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Option grants:
Expected volatility	39 - 48%	35 - 43%	34 - 39%
Weighted-average volatility	44%	36%	36%
Expected dividends	—	—	—
Expected term of options (in years)	3.3	3.8	3.7
Risk-free interest rate	0.5%	1.5%	1.8%
ESPP:
Expected volatility	43 - 53%	35 - 38%	33 - 36%
Weighted-average volatility	49%	36%	34%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.2%	0.2%

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocation of the share-based compensation, net of income tax benefit, is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of service revenues	$4,349	$3,539	$2,689
Research and development	14,919	10,848	7,400
Sales and marketing	13,518	10,185	7,317
General and administrative	10,017	8,691	6,032
Total share-based compensation	42,803	33,263	23,438
Tax benefit of share-based compensation	(10,994)	(8,490)	(4,945)
Total share-based compensation, net of tax benefit	$31,809	$24,773	$18,493
Stock Option Activity
A summary of stock option activity through December 31, 2012 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	14,714	$12.11	3.85	$202,583
Granted	2,122	25.48
Exercised	(4,250)	10.90
Forfeited or expired	(225)	17.43
Outstanding at December 31, 2010	12,361	$14.73	3.87	$362,236
Granted	1,339	48.28
Exercised	(3,245)	13.38
Forfeited or expired	(226)	22.76
Outstanding at December 31, 2011	10,229	$19.37	3.50	$218,839
Granted	2,844	38.81
Exercised	(1,884)	13.40
Forfeited or expired	(495)	36.72
Outstanding at December 31, 2012	10,694	$24.79	3.50	$104,404
Exercisable at December 31, 2012	7,236	$18.61	2.43	$100,464

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options as of December 31, 2012 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.88 to $5.69	1,914	1.55	$5.68	1,914	$5.68
$6.64 to $15.26	1,683	1.30	$13.88	1,674	$13.90
$15.35 to $18.54	1,566	2.03	$17.62	1,561	$17.62
$21.48 to $27.79	1,671	4.22	$24.88	1,046	$24.62
$29.28 to $44.06	2,588	6.05	$38.70	456	$41.05
$46.63 to $56.27	1,272	5.01	$48.33	585	$48.80
	10,694	3.50	$24.79	7,236	$18.61
The fair value of options vesting during the years ended December 31, 2012, 2011, and 2010 was approximately $15.6 million, $14.5 million, and $12.3 million, respectively. As of December 31, 2012, there was a total of approximately 3,458,000 unvested options with a fair value of $32.6 million and average grant price of $37.70. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.7 years.
Restricted Stock Unit Activity
The Company started granting RSUs in 2009. A summary of RSU activity through December 31, 2012 is presented below (in thousands, except per share amounts):

	Non-vested Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	1,003	—
Awarded	742	$28.13
Released	(290)	$26.32
Forfeited	(50)	$20.34
Outstanding at December 31, 2010	1,405	—
Awarded	733	$50.00
Released	(407)	$50.55
Forfeited	(120)	$29.00
Outstanding at December 31, 2011	1,611	—
Awarded	1,095	$40.13
Released	(535)	$42.16
Forfeited	(244)	$39.30
Outstanding at December 31, 2012	1,927	—
As of December 31, 2012, there was a total of approximately 1,918,000 unvested RSUs with a fair value of $47.8 million. The Company expects to recognize the fair value of the unvested RSUs over a weighted-average period of 2.6 years.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Restricted Share Activity
A summary of performance restricted stock unit activity through December 31, 2012 is presented below (in thousands):

	Shares Granted	Maximum Shares Eligible to Receive
Beginning outstanding balance	—	—
Awarded	224	284
Forfeited	(21)	(27)
Ending outstanding balance	203	257
In the first quarter of fiscal 2013, the Compensation Committee of the Board of Directors certified the actual performance achievement of participants in the 2012 Program. The performance metrics under the 2012 Program were not achieved, and therefore no restricted stock units became eligible to vest. The Company did not record any share-based compensation related to these performance awards.
Disclosures Pertaining to All Share-Based Compensation Plans
The weighted-average fair value of options granted with exercise prices equal to fair market value at the date of grant under stock options plans during 2012, 2011, and 2010 was $12.06, $14.15, and $8.03, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2012, 2011, and 2010. The total intrinsic value of options exercised for the years ended, December 31, 2012, 2011, and 2010 was $53.5 million, $117.6 million, and $89.1 million, respectively. The weighted average grant date fair value of unvested RSUs for the years ended December 31, 2012, 2011, and 2010 was $38.08, $34.47, and $21.77, respectively. The RSUs granted in 2012 vest in 2013 through 2016. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2012, 2011, and 2010 was $9.93, $12.34, and $6.64, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2012, 2011, and 2010 was $2.8 million, $8.7 million, and $5.4 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
Cash received from option exercises and ESPP contributions under all share-based compensation arrangements for the years ended December 31, 2012, 2011, and 2010 were $41.4 million, $58.7 million, and $57.6 million, respectively. The total realized tax benefits attributable to stock options exercised and restricted stock units vested were $16.5 million, $29.1 million, and $24.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. The gross excess tax benefits from share-based compensation in the fiscal year ended December 31, 2012, 2011, and 2010 were $17.0 million, $30.0 million, and $22.9 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2012, 2011, and 2010.
Note 9.  Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, net of taxes as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31,
	2012	2011
Net unrealized gain (loss) on available-for-sale investments	$242	$(125)
Cumulative translation adjustments	(8,012)	(11,375)
Derivative loss	(260)	(1,302)
Accumulated other comprehensive loss, net of tax	$(8,030)	$(12,802)
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive loss as of December 31, 2012 and 2011.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.
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
Cash Flow Hedges
The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. These contracts are designated and documented as cash flow hedges. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee. The Company is currently using foreign exchange forward contracts to hedge certain non-functional currency anticipated expenses for its subsidiary in India. In December 2010, the Company entered into foreign exchange forward contracts with monthly expiration dates through January 2012. In October and December 2011, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 2013. In October 2012, the Company entered into additional foreign exchange forward contracts with monthly expiration dates through January 2014.
The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its 2012 and 2013 financial plan. As of December 31, 2012, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequently changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary liabilities.
The notional amounts of these foreign exchange forward contracts open at year end in U.S. dollar equivalents were $23.6 million, and $39.3 million as of December 31, 2012 and 2011, respectively.
Balance Sheet Hedges
Beginning in the second quarter of 2011, the Company also entered into foreign exchange contracts to hedge monetary assets and liabilities that are denominated in currencies other than the functional currency of its subsidiaries. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts open at year end in U.S. dollar equivalents were $2.7 million to buy at December 31, 2012 and $5.0 million to sell at December 31, 2011.
The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties nor is the Company required to post collateral against its derivative positions. It is the Company's policy to present all derivative fair value amounts gross regardless of legal right of offset.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$—	$224	$—	$2,480
Derivatives not designated as hedging instruments	—	184	702	16
Total fair value of derivative instruments	$—	$408	$702	$2,496
____________________

(i)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(ii)	Included in accrued liabilities on the consolidated balance sheets.
As of December 31, 2012, a derivative loss of $0.3 million was included in accumulated other comprehensive loss, net of applicable taxes. The Company expects to reflect this amount in its consolidated statements of income during the next twelve months.
The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis. The Company uses the spot price method and excludes the time value of derivative instruments for determination of hedge effectiveness.
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and consolidated statements of income for the years ended December 31, 2012 and 2011 are as follows (in thousands and not tax-effected):

	Years Ended December 31,
	2012	2011
Amount of loss recognized in other comprehensive income (effective portion)	$(594)	$(4,037)
Amount of loss reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(2,275)	$(2,395)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$1,277	$161
The Company did not have any ineffective portion of the derivative recorded in the consolidated statements of income.
The gain recognized in other income (expense), net for non-designated foreign currency forward contracts for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Gain (loss) recognized in interest and other income (expense), net	$(904)	$2,296

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cash flow hedges related activities in accumulated other comprehensive loss, net of taxes (in thousands):

	Years Ended December 31,
	2012	2011
Beginning balance, net of tax benefit of $798 and $174	$(1,302)	$(284)
Change in unrealized loss, net of tax benefit of $226 and $1,534	(368)	(2,503)
Less: Net loss reclassified to operating expenses, net of tax benefit of $865 and $910	1,410	1,485
Ending balance, net of tax benefit of $159 and $798	$(260)	$(1,302)
See Note 2. Summary of Significant Accounting Policies and Note 9. Accumulated Other Comprehensive Loss of Notes to Consolidated Financial Statements for a further discussion.

Note 11.  Facilities Restructuring Charges
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
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company will no longer have any further commitments relating to the original lease agreements. The purchase of the buildings discharges the Company's future lease obligations that were previously accounted for under the 2001 and 2004 Restructuring Plans. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease in accordance with ASC 840, Leases. The Company was the sole lessee of both of these buildings. During the first quarter of 2012 the Company reversed the existing accrued facilities restructuring liability of $20.6 million and recorded a corresponding facilities restructuring benefit on the consolidated statement of income in accordance with ASC 420, Exit or Disposal Cost Obligations. The Company also recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease included in facilities restructuring and facility lease termination costs (benefit), net in the consolidated statements of income. See Note 4. Property and Equipment of Notes to Consolidated Financial Statements for a further discussion.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of the accrued restructuring charges for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Accrued Restructuring Charges at	Restructuring				Reversal on Purchase of	Accrued Restructuring Charges at
	December 31, 2011	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	Land and Buildings	December 31, 2012
2004 Restructuring Plan
Excess lease facilities	$20,810	$97	$28	$(2,422)	$(28)	$(18,485)	$—
2001 Restructuring Plan
Excess lease facilities	2,484	—	—	(327)	—	(2,157)	—
Total restructuring plans	$23,294	$97	$28	$(2,749)	$(28)	$(20,642)	$—

	Accrued Restructuring Charges at	Restructuring				Accrued Restructuring Charges at
	December 31, 2010	Charges	Adjustments	Net Cash Payment	Non-Cash Reclass	December 31, 2011
2004 Restructuring Plan
Excess lease facilities	$33,791	$1,665	$(1,882)	$(12,736)	$(28)	$20,810
2001 Restructuring Plan
Excess lease facilities	5,117	—	(877)	(1,622)	(134)	2,484
Total restructuring plans	$38,908	$1,665	$(2,759)	$(14,358)	$(162)	$23,294
For the three months ended March 31, 2012, prior to the purchase of the Company's former corporate headquarters, the Company recorded $0.1 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements.
In 2011, the Company recorded $1.1 million of restructuring benefit related to the 2004 and 2001 Restructuring Plans. This benefit included an adjustment of $2.9 million due to changes in our assumed sublease income, partially offset by $1.7 million of accretion charges and $0.1 million of tenant improvements amortization charges.
Net cash payments for the three months ended March 31, 2012 for the facilities included in the 2004 and 2001 Restructuring Plans amounted to $2.4 million and $0.3 million, respectively. There were no further activities after the close of the first quarter of 2012. Net cash payments for 2011 and 2010 for facilities included in the 2004 Restructuring Plan amounted to $12.7 million and $13.2 million, respectively. Net cash payments for 2011 and 2010 for facilities included in the 2001 Restructuring Plan amounted to $1.6 million each for both years.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Employee 401(K) Plan
The Company's employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $3,500 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $3.6 million, $2.7 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010 respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

Note 13.  Income Taxes
The federal, state, and foreign income tax provisions for the years ended December 31, 2012, 2011, and 2010 are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax provision:
Federal	$35,481	$38,179	$21,372
State	4,337	5,954	5,689
Foreign	9,417	4,943	4,564
Total current tax provision	49,235	49,076	31,625
Deferred tax provision:
Federal	(3,044)	3,119	4,517
State	597	(3,197)	(859)
Foreign	(2,203)	135	(458)
Total deferred tax provision	(4,650)	57	3,200
Total provision for income taxes	$44,585	$49,133	$34,825
The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Domestic	$87,981	$120,507	$83,556
Foreign	49,786	46,121	37,593
Income before income taxes	$137,767	$166,628	$121,149

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the provision computed at the statutory federal income tax rate to the Company's income tax provision is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax provision computed at federal statutory tax rate	$48,218	$58,320	$42,402
State taxes, net of federal benefit	1,402	2,231	3,890
Foreign earnings taxed at different rates	(10,951)	(9,328)	(8,964)
Share-based compensation	3,270	571	2,080
Return to provision true-up	92	(131)	(1,125)
Research and development credits	—	(3,023)	(2,755)
ASC 740-10 and other	679	493	(703)
Valuation allowance	1,875	—	—
Total provision for income taxes	$44,585	$49,133	$34,825
Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$33,095	$34,178
Tax credit carryforwards	8,563	6,688
Deferred revenue	11,231	10,665
Reserves and accrued costs not currently deductible	12,325	9,607
Depreciable assets	11,003	12,220
Accrued restructuring costs	—	9,068
Share-based compensation	15,208	10,820
Other	—	1,920
Valuation allowance	(20,179)	(25,057)
Total deferred tax assets	71,246	70,109
Deferred tax liabilities:
Non-deductible intangible assets	(25,435)	(25,481)
Other	(897)	—
Total deferred tax liabilities	(26,332)	(25,481)
Net deferred tax assets	$44,914	$44,628
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2012, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the year ended December 31, 2012, consistent with prior years it was considered more likely than not that our non-stock-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company's adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in the stockholders' equity when they are utilized on an income tax return to reduce the Company's taxes payable, and as such, they will not impact the Company's effective tax rate.
As of December 31, 2012, approximately $18.3 million of the valuation allowance for deferred taxes was attributable to the tax benefits of stock-based deductions which will be credited to equity when realized as discussed in the preceding paragraph. The

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

additional valuation allowance of approximately $1.9 million was attributable to the California research and development credit that would have been recognized in 2012. The valuation allowance decreased by $4.9 million in 2012, $6.6 million in 2011, and $5.8 million in 2010. The declines were primarily due to reductions in stock-based related deferred tax assets to the extent that they were used to reduce income taxes payable.
As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $72.8 million and foreign net operating loss carryforwards of approximately $18.1 million. The federal net operating loss carryforwards will expire at various times beginning in 2019, if not utilized, and the foreign net operating losses do not have an expiration date. As of December 31, 2012, the Company had state net operating loss carryforwards of approximately $36.1 million that will expire at various times beginning in 2013 if not utilized, and state research and development tax credit carryforwards of approximately $16.1 million, which can be carried forward indefinitely. Utilization of the Company's net operating losses is subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. We do not anticipate expiration of the net operation loss carryforwards prior to their utilization.
The Company has not provided for U.S. federal and foreign withholding taxes on $88.3 million of undistributed earnings from its non-U.S. operations as of December 31, 2012 because the Company intends to indefinitely reinvest such earnings offshore. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits or other tax adjustments. Therefore, it is currently not practicable to compute.
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
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011	2010
Beginning balance	$16,298	$12,400	$15,632
Additions for tax positions of prior years	2,407	1,925	780
Reductions for tax positions of prior years	(475)	(569)	—
Additions based on tax positions related to the current year	4,335	3,155	3,190
Reductions due to lapse of statute of limitations	(1,486)	(491)	(594)
Reductions due to settlements	—	(122)	(6,608)
Ending balance	$21,079	$16,298	$12,400
The unrecognized tax benefits related to ASC 740-10, if recognized, would impact the income tax provision by $18.9 million, $15.3 million, and $11.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. The unrecognized tax benefits were $21.1 million, $16.3 million, and $12.4 million as of December 31, 2012, 2011, and 2010, respectively. The changes were primarily due to the settlements with the Internal Revenue Service in 2010, the expiration of certain statute of limitations in all three years, and the net accrual for uncertain tax positions based upon the annual analysis. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties at December 31, 2012 and 2011 were approximately $2.3 million and $2.4 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it has been selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of December 31, 2012.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

would result in tax benefits in the period that the Company had determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds its estimate of tax liabilities, an additional tax provision might be required.
Note 14.  Net Income per Common Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options, restricted stock units, and common shares potentially issuable under the terms of the Convertible Senior Notes, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Basic:
Net income	$93,182	$117,495	$86,324
Weighted-average shares of common stock used to compute basic net income per share	107,874	103,956	92,361
Net income per share-basic	$0.86	$1.13	$0.93

Diluted:
Net income	$93,182	$117,495	$86,324
Effect of convertible senior notes, net of related tax effects	—	811	3,848
Net income adjusted-diluted	$93,182	$118,306	$90,172
Weighted-average shares of common stock used to compute basic net income per share	107,874	103,956	92,361
Effect of dilutive common stock equivalents:
Dilutive effect of employee stock options	3,863	6,001	6,248
Dilutive effect of unvested restricted stock units	352	522	425
Dilutive effect of convertible senior notes	—	2,061	10,049
Shares used in computing diluted net income per common share	112,089	112,540	109,083
Net income per share-diluted	$0.83	$1.05	$0.83
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3,844	1,273	58
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for years ended December 31, 2011 and 2010, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $0.8 million and $3.8 million, respectively, in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the year ended December 31, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 6. Borrowings - Convertible Senior Notes of Notes to Consolidated Financial Statements for a further discussion.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement for two buildings at 100 and 200 Cardinal Way. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payment is $3.6 million for the year ending December 31, 2013.
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
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company will no longer have any further commitments relating to the original lease agreements. The Company expects to receive payments from the tenants of approximately $3.0 million as the owner of the buildings, which include rental income of $1.3 million and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms of $1.7 million. The estimates of lease income may vary significantly depending, in part, on factors that may be beyond the Company's control, such as the global economic downturn, time periods required to locate and contract suitable leases, and market rates at the time of leases. Currently, the Company has leased its former corporate headquarters through July 2013. Future adjustments to the expected lease income could result from any default by a lessor, which could impact the time period that the buildings will be vacant, expected lease rates, and expected lease terms.
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rental expense was $15.1 million, $14.9 million, and $12.7 million in fiscal years 2012, 2011, and 2010, respectively.
Future minimum lease payments as of December 31, 2012 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
2013	$12,919
2014	8,525
2015	7,776
2016	4,246
2017	2,349
Thereafter	3,605
Total future minimum operating lease payments	$39,420
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of December 31, 2012 and 2011 was not material.

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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2012. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations. See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Loss, and Note 10. Derivative Financial Instruments of Notes to Consolidated Financial Statements for a further discussion.

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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.  Related Party Transaction
Mark A. Bertelsen, a director of the Company since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2012, 2011, and 2010 were $1.0 million, $0.9 million, and $1.4 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.

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
No customer accounted for more than 10% of revenue in 2012, 2011, and 2010. At December 31, 2012 and 2011, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 35%, 34% and 34% of total revenues in 2012, 2011, and 2010, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
North America	$524,191	$516,348	$431,270
Europe	202,861	195,850	161,969
Other	84,519	71,581	56,837
Total revenues	$811,571	$783,779	$650,076
Property and equipment, net by geographic region is summarized as follows (in thousands):

	December 31,
	2012	2011
Property and equipment, net:
North America	$135,388	$8,518
Europe	3,282	1,751
Other	6,804	5,756
Total property and equipment, net	$145,474	$16,025

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's revenues are derived from software licenses, maintenance, consulting and education services, and customer support. It is impracticable to disaggregate software license revenue by product. The Company's disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
License	$320,982	$353,664	$295,110
Service revenues:
Maintenance	360,769	314,043	255,417
Consulting, education, and other	129,820	116,072	99,549
Total service revenues	490,589	430,115	354,966
Total revenues	$811,571	$783,779	$650,076

Note 19.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands, except per share data)
Total revenues	$234,741	$190,318	$190,492	$196,020
Gross profit	194,257	153,566	152,295	158,831
Income from operations	44,601	25,139	28,202	38,017
Net income	31,066	15,501	20,086	26,529
Net income per common share:
Basic	$0.29	$0.14	$0.19	$0.25
Diluted	$0.28	$0.14	$0.18	$0.24
Shares used in computing net income per common share:
Basic	107,627	108,091	108,245	107,576
Diluted	110,802	111,776	113,027	112,792

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except per share data)
Total revenues	$227,133	$195,887	$192,727	$168,032
Gross profit	188,792	159,288	157,260	134,984
Income from operations	59,386	37,237	36,187	31,888
Net income	42,386	26,990	26,210	21,909
Net income per common share:
Basic	$0.40	$0.25	$0.25	$0.23
Diluted	$0.38	$0.24	$0.23	$0.20
Shares used in computing net income per common share:
Basic	106,555	106,274	106,014	96,858
Diluted	112,166	112,406	113,148	112,318

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Diluted net income per common share is calculated according to ASC 260, Earnings per Share, which requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and issuance cost amortization, net of income taxes to net income if the securities are converted. The Company determined that for the year ended December 31, 2011, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, they had an add-back of $0.8 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the year ended December 31, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011. See Note 6. Borrowings - Convertible Senior Notes of Notes to Consolidated Financial Statements for a further discussion.
Note 20.  Acquisitions
Heiler Software AG
In December 2012, the Company completed the takeover offer for Heiler Software AG, a publicly-traded German company. As of December 31, 2012, the Company held approximately 97.7% of the outstanding shares of Heiler Software. The Company purchased the outstanding shares of Heiler Software AG at a price of 7.04 Euro per share in cash, or approximately $101.9 million. Heiler Software AG provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. The Company has consolidated the financial results of Heiler Software AG financial results with its financial results. The Company intends to take further measures under German laws in order to fully integrate Heiler Software's business with its business, which the Company expects will be complete in late 2013.
The fair value of the noncontrolling interest in Heiler at the acquisition date was $2.9 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest included quoted market prices.
The following table summarizes the fair value of assets acquired and liabilities assumed of $101.9 million (in thousands):

Net tangible assets	$16,400
Identifiable intangible assets:
Developed and core technology	16,586
Customer relationships	5,339
Contract backlog	648
Trade names	298
In-process research and development	3,784
Noncontrolling interest	(2,861)
Total identifiable net assets	40,194
Goodwill	61,660
Total cash consideration	$101,854
The goodwill is not deductible for tax purposes.
Other Acquisitions in 2012
In addition, during fiscal 2012 the Company acquired all of the outstanding securities of Data Scout Solutions Group Limited and TierData, Inc., both of which were privately-held companies, for an aggregate consideration of approximately $12.0 million. Total assets acquired and liabilities assumed was approximately $15.0 million of which approximately $3.9 million was allocated to identifiable intangible assets, $3.9 million to net liabilities assumed, and $15.0 million was allocated to goodwill, which is partially deductible for tax purposes. Total acquiree transaction related costs and other liabilities was approximately $1.9 million, and include legal, accounting, and consulting fees as of the date of the acquisitions.
Approximately $2.8 million of the consideration otherwise payable to former shareholders was held as partial security for certain indemnification obligations, and will be held back for payment until March 2014.
At the time of these two acquisitions, the Company was obligated to pay up to an additional $6.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $4.9 million and $6.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflect the Company's own assumptions in measuring fair value. The Company paid $0.2 million in earn-out payments during the year ended December 31, 2012. The fair value of the contingent consideration liability associated with these earn-outs was $4.5 million as of December 31, 2012.
Acquisitions in 2011
During the year ended December 31, 2011, the Company acquired all of the outstanding securities of ActiveBase and WisdomForce, and acquired certain assets of Sand Technology Inc. for an aggregate consideration of approximately $37.0 million. Total assets acquired and liabilities assumed was approximately $48.2 million of which approximately $14.1 million was allocated to identifiable intangible assets, $4.3 million to net liabilities assumed, and $38.4 million was allocated to goodwill which is partially deductible for tax purposes. Total acquiree transaction related costs and other liabilities was approximately $1.2 million, and include legal, accounting, and consulting fees as of the date of the acquisitions. As a result of the acquisitions, the Company also assumed certain liabilities and commitments.
Approximately $7.0 million of the consideration otherwise payable to former shareholders of the three acquirees was placed into escrow funds and held as partial security for certain indemnification obligations, and $1.0 million was held back and subsequently paid upon the achievement of certain customer-related conditions. As of December 31, 2012, $5.6 million has been released from the escrow funds and the remaining $1.4 million will remain in place until the second half of 2013.
At the time of these three acquisitions, the Company was obligated to pay up to an additional $16.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $12.5 million and $16.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflect the Company's own assumptions in measuring fair value. The Company paid $7.9 million in earn-out payments during the year ended December 31, 2012. The fair value of the contingent consideration liability associated with these earn-outs was $4.7 million as of December 31, 2012.
The Company’s business combinations completed in 2012 and 2011 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

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
(c)    Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of January 31, 2013:

Name	Age	Position(s)
Sohaib Abbasi	56	Chairman of the Board, Chief Executive Officer and President
Earl Fry	54	Chief Financial Officer, Chief Administrative Officer, Executive Vice President, Global Customer Support and Services, and Secretary
Margaret Breya	51	Executive Vice President and Chief Marketing Officer
Ivan Chong	45	Executive Vice President, New Products
James Markarian	46	Executive Vice President and Chief Technology Officer
John McGee	49	Executive Vice President, Worldwide Field Operations
Girish Pancha	48	Executive Vice President and Chief Product Officer
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
Margaret Breya joined Informatica in December 2012 as our Executive Vice President and Chief Marketing Officer. Prior to joining Informatica, Ms. Breya held various positions at Hewlett-Packard from November 2010 to December 2012, most recently as Senior Vice President of Marketing Services. Ms. Breya also served as Executive Vice President and General Manager at SAP from January 2008 to November 2010. In addition, Ms. Breya served as Executive Vice President, General Manager and Chief Marketing Officer at Business Objects from December 2006 to January 2008, Chief Marketing Officer and Chief Strategy Officer at BEA Systems from November 2004 to November 2006, and in various positions at Sun Microsystems from July 1996 to November 2004, including as Senior Vice President of Marketing. Ms. Breya holds a B.S. degree in electrical engineering from the University of Illinois and a M.B.A. degree from the University of Oregon.
Ivan Chong joined Informatica in October 1997 with responsibilities overseeing product management for Informatica's flagship product PowerCenter. In February 2005, Mr. Chong became Vice President of Product Marketing. In January 2007, Mr. Chong was promoted to Senior Vice President and General Manager for Informatica's Data Quality Business Unit. In January 2010, Mr. Chong was promoted to Executive Vice President. From December 1995 to September 1997 he worked at an Internet advertising startup, NetGravity. From September 1989 to December 1995, Mr. Chong had various product management roles at Oracle Corporation within the Oracle Tools Division. Mr. Chong holds both an M.S. degree and a B.S. degree from MIT's Department of Electrical Engineering and Computer Science.

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
John McGee joined Informatica in July 2012 as our Executive Vice President, Worldwide Field Operations. Prior to joining Informatica, Mr. McGee was President and Chief Operating Officer at Thunderhead Ltd. from September 2010 to December 2012. Prior to joining Thunderhead, Mr. McGee was Vice President of Americas Field Operations at Adobe Systems Incorporated from May 2007 to August 2010.  Mr. McGee also served as Vice President of Americas Sales at EMC from December 2003 to April 2007, and held previous sales roles at Documentum and Dun & Bradstreet. Mr. McGee holds a B.S. degree in finance from Pennsylvania State University and a M.B.A degree from Columbia University.
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
Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One - Election of Directors” in the Proxy Statement for the 2013 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2012 (the “2013 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is included under the captions, “Election of Directors - Director Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Executive Officer Compensation” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2012	$4,001	$428	$1,139	$(108)	$5,460
Year ended December 31, 2011	$4,289	$(31)	$33	$(290)	$4,001
Year ended December 31, 2010	$3,454	$(30)	$1,475	$(610)	$4,289

3.	Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 28, 2013

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SOHAIB ABBASI	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2013
Sohaib Abbasi
/s/ EARL FRY	Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support and Services, and Secretary (Principal Financial and Accounting Officer)	February 28, 2013
Earl Fry
/s/ MARK BERTELSEN	Director	February 28, 2013
Mark Bertelsen
/s/ AMY CHANG	Director	February 28, 2013
Amy Chang
/s/ MARK GARRETT	Director	February 28, 2013
Mark Garrett
/s/ GERALD HELD	Director	February 28, 2013
Gerald Held
/s/ CHARLES ROBEL	Director	February 28, 2013
Charles Robel
/s/ BROOKE SEAWELL	Director	February 28, 2013
Brooke Seawell
/s/ GEOFF SQUIRE	Director	February 28, 2013
Geoff Squire
/s/ GODFREY SULLIVAN	Director	February 28, 2013
Godfrey Sullivan

INFORMATICA CORPORATION
EXHIBITS TO ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2012

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
.

10.2*	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2012, Commission File No. 0-25871).
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

10.8*
Form of 2009 Equity Incentive Plan Performance-Based RSU Award Agreement and Notice of RSU Award (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed on February 24, 2012, Commission File No. 0-25871).

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

10.21*	Offer Letter for John McGee dated July 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2012, Commission File No. 0-25871).
10.22*	Offer Letter for Margaret Breya dated November 25, 2012.
10.23*	Description of 2012 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2012, Commission File No. 0-25871).
10.24*	Description of 2013 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2013, Commission File No. 0-25871).
10.25
Lease Agreement regarding Building 1 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.26
Lease Agreement regarding Building 2 Lease, dated as of February 22, 2000, by and between the Company and Pacific Shores Center LLC (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 30, 2000, Commission File No. 0-25871).

10.27
Lease Agreement dated as of October 7, 2004, by and between the Company and Seaport Plaza Associates, LLC (incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed on March 8, 2005, Commission File No. 0-25871).

10.28
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

10.29
Purchase and Sale Agreement between Informatica Corporation and VII Pacific Shores Investors, L.L.C., dated as of November 17, 2011, as amended (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 24, 2012, Commission File No. 0-25871).

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