Form 10-Q
period 2013-03-31
INFORMATICA CORP
filed 2013-05-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of April 30, 2013, there were approximately 108,078,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,623	$190,127
Short-term investments	374,247	345,478
Accounts receivable, net of allowances of $5,445 and $5,460, respectively	126,781	171,893
Deferred tax assets	21,798	23,350
Prepaid expenses and other current assets	30,620	29,396
Total current assets	772,069	760,244
Property and equipment, net	145,078	145,474
Goodwill	516,681	510,121
Other intangible assets, net	62,688	67,260
Long-term deferred tax assets	28,426	24,087
Other assets	5,015	5,031
Total assets	$1,529,957	$1,512,217
Liabilities and Equity
Current liabilities:
Accounts payable	$8,171	$8,885
Accrued liabilities	52,183	64,475
Accrued compensation and related expenses	45,700	55,382
Deferred revenues	259,100	241,968
Total current liabilities	365,154	370,710
Long-term deferred revenues	7,659	8,807
Long-term deferred tax liabilities	2,192	2,523
Long-term income taxes payable	22,493	21,195
Other liabilities	3,240	3,459
Total liabilities	400,738	406,694
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,004 shares and
107,301 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	108	107
Additional paid-in capital	777,548	764,298
Accumulated other comprehensive loss	(14,899)	(8,030)
Retained earnings	364,637	346,730
Total Informatica Corporation stockholders’ equity	1,127,394	1,103,105
Noncontrolling interest	1,825	2,418
Total equity	1,129,219	1,105,523
Total liabilities and equity	$1,529,957	$1,512,217
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Software	$87,906	$85,891
Service	126,394	110,129
Total revenues	214,300	196,020
Cost of revenues:
Software	2,142	1,824
Service	36,030	29,734
Amortization of acquired technology	5,724	5,631
Total cost of revenues	43,896	37,189
Gross profit	170,404	158,831
Operating expenses:
Research and development	39,523	34,772
Sales and marketing	84,057	67,709
General and administrative	18,487	15,685
Amortization of intangible assets	1,988	1,652
Facilities restructuring and facility lease termination costs	—	710
Acquisitions and other charges	1,650	286
Total operating expenses	145,705	120,814
Income from operations	24,699	38,017
Interest income	890	1,175
Interest expense	(120)	(124)
Other expense, net	(68)	(353)
Income before income taxes	25,401	38,715
Income tax provision	7,494	12,186
Net income	$17,907	$26,529
Basic net income per common share	$0.17	$0.25
Diluted net income per common share	$0.16	$0.24
Shares used in computing basic net income per common share	107,669	107,576
Shares used in computing diluted net income per common share	111,263	112,792
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$17,907	$26,529
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $303 and $(84)	(6,968)	4,133
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $44 and $(232)	(71)	438
Less: reclassification adjustment for net loss included in net income, net of tax benefit of $3 and $ —	4	—
Net change, net of tax benefit (expense) of $41 and $(232)	(67)	438
Cash flow hedges:
Change in unrealized gain, net of tax (expense) of $(103) and $(439)	169	717
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(2) and $77	(3)	126
Net change, net of tax (expense) of $(101) and $(516)	166	843
Total other comprehensive income (loss), net of tax effect	(6,869)	5,414
Total comprehensive income, net of tax effect	$11,038	$31,943
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$17,907	$26,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,687	2,247
Share-based compensation	13,530	10,618
Deferred income taxes	(2,318)	(1,766)
Tax benefits from share-based compensation	2,692	5,692
Excess tax benefits from share-based compensation	(2,845)	(5,190)
Amortization of intangible assets and acquired technology	7,712	7,283
Other operating activities, net	—	871
Changes in operating assets and liabilities:
Accounts receivable	45,584	50,237
Prepaid expenses and other assets	362	11,014
Accounts payable and accrued liabilities	(26,231)	(29,579)
Income taxes payable	338	(1,513)
Accrued facilities restructuring charges	—	(23,977)
Deferred revenues	15,162	20,120
Net cash provided by operating activities	75,580	72,586
Investing activities:
Purchases of property and equipment	(3,236)	(132,178)
Purchases of investments	(110,663)	(80,129)
Investment in equity interest, net	—	22
Maturities of investments	58,119	12,841
Sales of investments	23,273	40,831
Business acquisitions, net of cash acquired	(7,464)	—
Net cash used in investing activities	(39,971)	(158,613)
Financing activities:
Net proceeds from issuance of common stock	22,011	20,495
Repurchases and retirement of common stock	(21,994)	—
Withholding taxes related to restricted stock units net share settlement	(2,849)	(2,997)
Payment of contingent consideration	(520)	(3,120)
Excess tax benefits from share-based compensation	2,845	5,190
Purchase of acquiree stock	(2,667)	—
Net cash provided by (used in) financing activities	(3,174)	19,568
Effect of foreign exchange rate changes on cash and cash equivalents	(3,939)	1,874
Net increase (decrease) in cash and cash equivalents	28,496	(64,585)
Cash and cash equivalents at beginning of period	190,127	316,835
Cash and cash equivalents at end of period	$218,623	$252,250
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2013 and 2012 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2013, or any other future period.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In November 2012, the Company acquired a majority interest in the shares of Heiler Software AG at the end of the initial acceptance period of the takeover offer. The Company has consolidated the financial results of Heiler Software AG with its financial results. The noncontrolling interest position is reported as a separate component of consolidated equity from the equity attributable to the Company's stockholders for all periods presented. The noncontrolling interest in the Company's net income was not significant to consolidated results for the first quarter of 2013 and therefore has been included as a component of other income (expense), net in the condensed consolidated statements of income.
These unaudited, condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-K filed with the SEC. The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements of the Company. The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made within the condensed consolidated statement of cash flows to conform to the current year presentation. In addition, during the first quarter of 2013, the Company performed a review of the presentation of certain of its revenue categories and adopted a revised presentation, which the Company believes more accurately reflects its evolving product and service offerings. A change was made to rename other revenues to subscription revenues and to present subscription revenues and license revenues as software revenues. Other revenues were previously presented in services revenues. A corresponding change was made to present cost of license revenues and cost of other revenues as cost of software revenues. This change in presentation will not affect total revenues, total cost of revenues or total gross margin. Conforming changes have been made for all prior periods presented. Subscription revenues of $5.8 million and cost of subscription revenues of $0.7 million for the three months ended March 31, 2012 were reclassified from service revenues and cost of service revenues to software revenues and cost of software revenues, respectively.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities, that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

arrangements on the financial position. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The Company adopted both standards as required on January 1, 2013. Adoption of ASU 2011-11 and ASU 2013-01 did not impact the Company's condensed consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-02 Testing Indefinite-Lived Intangible Assets, to simplify how entities test indefinite-lived intangible assets other than goodwill for impairment. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in the previously issued standards. ASU 2012-02 is effective for the Company's impairment test in October 2013 and early adoption is permitted. The Company does not expect its adoption of ASU 2012-02 to have an impact on the condensed consolidated financial statements and disclosures.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out Of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present, either parenthetically on the face of its statement where net income is presented or in a note, the effect of significant reclassifications out of accumulated other comprehensive income by the respective income statement line items if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference to the other disclosures where additional details about the effect of the reclassifications are disclosed. The Company adopted ASU 2013-02 prospectively as required on January 1, 2013. The Company has elected to present the required information in a single footnote as this will provide a clearer presentation of the items reclassified from accumulated other comprehensive income to net income. Adoption of this new amended guidance did not have a material impact on the Company's disclosures to its financial statements.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment (“CTA”) should be released into net income upon the occurrence of certain qualifying events. ASU 2013-05 will be effective for the Company in 2014 with early adoption permitted, which will be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2013-05 on its consolidated financial statements and disclosures.
There have been no other changes in our critical accounting policies since the end of 2012.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$12,948	$12,948	$—	$—
Time deposits (ii)	18,128	18,128	—	—
Marketable debt securities (ii)	358,718	—	358,718	—
Total money market funds, time deposits, and marketable debt securities	389,794	31,076	358,718	—
Foreign currency derivatives (iii)	102	—	102	—
Total assets	$389,896	$31,076	$358,820	$—
Liabilities:
Foreign currency derivatives (iv)	$70	$—	$70	$—
Acquisition-related contingent consideration (v)	8,908	—	—	8,908
Total liabilities	$8,978	$—	$70	$8,908
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
To determine the fair value of its corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds, the Company uses a third party pricing source for each security. If the market price is not available from the third party source, pricing from the Company's investment custodian is used.
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
There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2013 and 2012.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the three months ended March 31, 2013 and 2012. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the three months ended March 31, 2013 consisted of the following (in thousands):

March 31, 2013
Beginning balance as of December 31, 2012	$9,230
Additions from new acquisition	—
Change in fair value of contingent consideration	198
Payment of contingent consideration	(520)
Ending balance as of March 31, 2013	$8,908

See Note 14. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three months ended March 31, 2013 and 2012 were negligible. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of March 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$203,076	$—	$—	$203,076
Cash equivalents:
Money market funds	12,948	—	—	12,948
Commercial paper	2,599	—	—	2,599
Total cash equivalents	15,547	—	—	15,547
Total cash and cash equivalents	218,623	—	—	218,623
Short-term investments:
Certificates of deposit	240	—	—	240
Commercial paper	5,291	—	—	5,291
Corporate notes and bonds	184,921	284	(116)	185,089
Federal agency notes and bonds	94,161	94	(10)	94,245
Time deposits	18,128	—	—	18,128
U.S. government notes and bonds	7,066	14	—	7,080
Municipal notes and bonds	64,158	49	(33)	64,174
Total short-term investments	373,965	441	(159)	374,247
Total cash, cash equivalents, and short-term investments (i)	$592,588	$441	$(159)	$592,870
____________________

(i)	Total estimated fair value above included $389.8 million comprised of cash equivalents and short-term investments at March 31, 2013.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$171,562	$—	$—	$171,562
Cash equivalents:
Money market funds	18,565	—	—	18,565
Total cash equivalents	18,565	—	—	18,565
Total cash and cash equivalents	190,127	—	—	190,127
Short-term investments:
Certificates of deposit	2,246	3	—	2,249
Commercial paper	6,294	—	—	6,294
Corporate notes and bonds	151,133	322	(56)	151,399
Federal agency notes and bonds	104,961	128	(10)	105,079
Time deposits	17,437	—	—	17,437
U.S. government notes and bonds	7,094	18	—	7,112
Municipal notes and bonds	55,922	18	(32)	55,908
Total short-term investments	345,087	489	(98)	345,478
Total cash, cash equivalents, and short-term investments (i)	$535,214	$489	$(98)	$535,605
____________________

(i)	Total estimated fair value above included $364.0 million comprised of cash equivalents and short-term investments at December 31, 2012.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at March 31, 2013 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$67,516	$(116)
Federal agency notes and bonds	24,569	(10)
Municipal notes and bonds	17,734	(33)
Total	$109,819	$(159)
As of March 31, 2013, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at March 31, 2013 (in thousands):

	Cost	Fair Value
Due within one year	$197,416	$197,574
Due in one year to two years	92,560	92,703
Due after two years	83,989	83,970
Total	$373,965	$374,247

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of March 31, 2013 and December 31, 2012 are as follows (in thousands, except years):

	March 31, 2013			December 31, 2012			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$126,226	$(82,445)	$43,781	$123,221	$(76,721)	$46,500	6
Other Intangible Assets:
Customer relationships	41,549	(31,406)	10,143	40,952	(30,063)	10,889	6
All other (i)	17,201	(11,832)	5,369	17,208	(11,187)	6,021	4-11
Total other intangible assets	58,750	(43,238)	15,512	58,160	(41,250)	16,910
Total intangible assets subject to amortization	184,976	(125,683)	59,293	181,381	(117,971)	63,410
In-process research and development	3,395	—	3,395	3,850	—	3,850	N.A.
Total intangible assets, net	$188,371	$(125,683)	$62,688	$185,231	$(117,971)	$67,260
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $7.7 million and $7.3 million for the three months ended March 31, 2013 and 2012, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2013, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2013	$16,541	$5,725	$22,266
2014	12,142	4,676	16,818
2015	7,328	2,064	9,392
2016	4,065	1,279	5,344
2017	2,408	853	3,261
Thereafter	1,297	915	2,212
Total intangible assets subject to amortization	$43,781	$15,512	$59,293
In the fourth quarter of 2012, the Company recorded in-process research and development (IPR&D) of $3.8 million associated with the acquisition of a majority interest in Heiler Software AG (“Heiler”). The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved during the first quarter of 2013 for a portion of the IPR&D valued at $0.4 million from the acquisition of a majority interest of Heiler, which was reclassified to developed technology and will be amortized over the expected useful life of the technology. The remaining $3.4 million of the IPR&D is expected to achieve technological feasibility during the remainder of 2013, and will be transferred into developed technology at that time and amortized over the expected useful life of the technology. See Note 14. Acquisitions for further discussion of intangible assets from acquisitions.
The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

March 31, 2013
Beginning balance as of December 31, 2012	$510,121
Goodwill from acquisitions	7,121
Subsequent goodwill adjustments	(561)
Ending balance as of March 31, 2013	$516,681
During the three months ended March 31, 2013, the Company recorded subsequent goodwill adjustments of $0.6 million which consist of foreign currency translation adjustments of $3.0 million and income tax related balance sheet adjustments of $0.4 million within the measurement period related to prior acquisitions, partially offset by a $2.8 million measurement period adjustment related to Heiler accrued liabilities. The goodwill is partially deductible for tax purposes. See Note 14. Acquisitions for a further discussion of goodwill from acquisitions.
Note 4.  Borrowings
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of March 31, 2013, and a total of $220.0 million remained available for borrowing.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2013.

Note 5.  Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of March 31, 2013 and December 31, 2012, and the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013, net of taxes, were as follows (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $303, $44 and $(103)	(6,968)	(71)		169		(6,870)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $ —, $3 and $(2)	—	4	(i)	(3)	(ii)	1
Total other comprehensive income (loss), net of tax effect	(6,968)	(67)		166		(6,869)
Accumulated other comprehensive income (loss) as of March 31, 2013	$(14,980)	$175		$(94)		$(14,899)
____________________

(i)	Included in other income (expense), net on the condensed consolidated income statements.

(ii)	Included in operating expenses on the condensed consolidated income statements.
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of March 31, 2013 and December 31, 2012.
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
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of March 31, 2013, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were $25.1 million and $23.6 million as of March 31, 2013 and December 31, 2012, respectively.
Balance Sheet Hedges
Balance Sheet hedges are cash flow hedging contracts that have been de-designated. These foreign exchange contracts are carried at fair value and do not qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were $2.4 million and $2.7 million to buy at March 31, 2013 and December 31, 2012, respectively.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$68	$70	$—	$224
Derivatives not designated as hedging instruments	34	—	—	184
Total fair value of derivative instruments	$102	$70	$—	$408
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of March 31, 2013 and December 31, 2012, the potential effect of rights of set off associated with the above foreign exchange contracts would result in a negligible net derivative asset and a negligible net derivative liability. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of income for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Amount of gain recognized in other comprehensive income (effective portion)	$272	$1,156
Amount of gain (loss) reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$5	$(203)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$70	$460
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.
The gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain (loss) recognized in interest and other income (expense), net	$21	$(173)
See Note 1. Summary of Significant Accounting Policies and Note 5. Accumulated Other Comprehensive Income (Loss) of Notes to Condensed Consolidated Financial Statements for a further discussion.

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
During the three months ended March 31, 2013, the Company repurchased approximately 609,572 shares of its common stock at a cost of $22.0 million. There were no repurchases of the common stock during the three months ended March 31, 2012.
As of March 31, 2013, $74.1 million remained available for share repurchases under this program.

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
The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended March 31,
	2013	2012
Option grants:
Expected volatility	41 - 43%	42%
Weighted-average volatility	41%	42%
Expected dividends	—	—
Expected term of options (in years)	3.3	3.3
Risk-free interest rate	0.6%	0.5%
ESPP: (i)
Expected volatility	42%	43%
Weighted-average volatility	42%	43%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
____________________

(i)	ESPP purchases are made on the last day of January and July of each year.
The allocations of the share-based compensation, net of income tax benefit, for the three and three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of service revenues	$1,330	$1,087
Research and development	4,440	3,485
Sales and marketing	4,689	3,338
General and administrative	3,071	2,708
Total share-based compensation	13,530	10,618
Tax benefit of share-based compensation	(3,640)	(2,718)
Total share-based compensation, net of tax benefit	$9,890	$7,900

Note 9.  Facilities Restructuring Charges
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements had an original expiration date in July 2013. As a result of the 2004 Restructuring

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
For the three months ended March 31, 2012, prior to the purchase of the Company's former corporate headquarters, the Company recorded $0.1 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the Condensed Consolidated Statement of Income. Net cash payments for the three months ended March 31, 2012 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $2.4 million and $0.3 million, respectively. There were no further charges after the close of the first quarter of 2012, and no accrued facilities restructuring charges recorded as of March 31, 2013.
Note 10.  Income Taxes
The Company's effective tax rates were 30% and 31% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the recognition of the 2012 and 2013 federal research and development credits, partially offset by non-deductible share-based compensation, state income taxes, non-deductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. The Company's effective annual tax rate will continue to be very sensitive to the geographic mix of earnings. The effective tax rate for the three months ended March 31, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code partially offset by non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. As of March 31, 2013, the Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2013, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended March 31, 2013, consistent with prior periods, it was considered more likely than not that the Company's non-share-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $19.8 million and $16.0 million as of March 31, 2013 and 2012, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2013 and 2012 were approximately $2.5 million and $2.5 million, respectively. As of March 31, 2013, the gross uncertain tax position was approximately $22.1 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of March 31, 2013.
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

Note 11.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income	$17,907	$26,529
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	107,669	107,576
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	322	473
Dilutive effect of employee stock options	3,272	4,743
Shares used in computing diluted net income per common share	111,263	112,792
Basic net income per common share	$0.17	$0.25
Diluted net income per common share	$0.16	$0.24
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	5,554	2,442

Note 12.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement for two buildings at 100 and 200 Cardinal Way. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payment is $2.7 million for the remainder of 2013.
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, the Company relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. The majority of the subleases expire in June and July 2013.
In February 2012, the Company purchased the property associated with its former corporate headquarters in Redwood City, California for approximately $148.6 million in cash, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. As a result of the transaction, the Company no longer has any further commitments relating to the original lease agreements. The Company expects to receive payments from the tenants of approximately $3.4 million as the owner of the buildings, which include rental income of $1.6 million and reimbursement of certain property costs such as common area maintenance, insurance, and property taxes, through the remainder of their respective lease terms of $1.8 million. The estimates of lease income may vary significantly depending, in part, on factors that may be beyond the Company's control, such as the global economic downturn, time periods required to locate and contract suitable leases, and market rates at the time of leases. Currently, the Company has leased the majority of its former corporate headquarters through July 2013. Future adjustments to the expected lease income could result from any default by a lessor, which could impact the time period that the buildings will be vacant, expected lease rates, and expected lease terms.
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2021 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of March 31, 2013 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2013	$9,825
2014	8,692
2015	7,880
2016	4,243
2017	2,361
Thereafter	3,605
Total future minimum operating lease payments	$36,606
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of March 31, 2013 and December 31, 2012 was not material.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
Derivative Financial Instruments
The Company uses derivative instruments to manage its exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations. See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 6. Derivative Financial Instruments of Notes to Condensed Consolidated Financial Statements for a further discussion.
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
No customer accounted for more than 10% of revenue in the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 33% and 35% of total revenues in the first quarter of 2013 and 2012, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
North America	$143,480	$128,180
Europe	46,426	43,422
Other	24,394	24,418
Total revenues	$214,300	$196,020
Property and equipment, net by geographic region are summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Property and equipment, net:
North America	$135,839	$135,388
Europe	2,812	3,282
Other	6,427	6,804
Total property and equipment, net	$145,078	$145,474

Note 14.  Acquisitions
Acquisition in the first quarter of 2013:
On February 15, 2013, the Company acquired Active Endpoints, Inc. (“Active Endpoints”), a privately-held company, for approximately $10.0 million in cash. Active Endpoints designs, markets, and supports on-premise and cloud based process automation software solutions. Total assets acquired and liabilities assumed was approximately $10.0 million of which approximately $7.1 million was allocated to goodwill, $3.8 million was allocated to identifiable intangible assets, and $0.9 million to net liabilities assumed. The goodwill is not deductible for tax purposes.
Approximately $1.5 million of the consideration otherwise payable to former Active Endpoints stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The escrow fund will remain in place until May 2014.
Acquisitions in 2012:
Heiler Software AG
In November 2012, the Company acquired a majority interest in the shares of Heiler Software AG ("Heiler"), a publicly-traded German company, at the end of the initial acceptance period of the takeover offer. The Company purchased the majority interest at a price of 7.04 Euro per share in cash, or approximately $101.9 million. Heiler provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. The Company has consolidated the financial results of Heiler financial results with its financial results. As of December 31, 2012, the Company held approximately 97.7% of the outstanding shares of Heiler. During December 2012 and the first quarter of 2013, the Company purchased additional outstanding shares for approximately $3.1 million, for total cash consideration of $105.0 million. As of March 31, 2013, the Company held approximately 98.2% of the outstanding shares of Heiler. In April 2013, the squeeze-out of remaining shareholders was approved at Heiler's general shareholder meeting. The Company intends to take further measures under German laws in order to fully integrate Heiler's business with its business, which the Company expects will be complete in late 2013.
The fair value of the noncontrolling interest in Heiler at the acquisition date was $2.9 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest included quoted market prices.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date (in thousands):

Net tangible assets	$16,400
Identifiable intangible assets:
Developed and core technology	16,586
Customer relationships	5,339
Contract backlog	648
Trade names	298
In-process research and development	3,784
Noncontrolling interest	(2,861)
Total identifiable net assets	40,194
Goodwill	61,660
Total cash consideration	101,854
During the first quarter of 2013, the Company recorded $2.8 million of additional accrued liabilities. The allocation of the purchase price consideration was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change as the Company acquires additional outstanding shares and obtains additional information for estimates within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities. The goodwill is not deductible for tax purposes.
Other Acquisitions in 2012
In addition, during 2012 the Company acquired Data Scout Solutions Group Limited and TierData, Inc., both of which were privately-held companies, for an aggregate consideration of approximately $12.0 million in cash. Total assets acquired and liabilities assumed was approximately $15.0 million of which approximately $3.9 million was allocated to identifiable intangible assets, $3.9 million to net liabilities assumed, and $15.0 million was allocated to goodwill, which is partially deductible for tax purposes. Total acquiree transaction related costs and other liabilities was approximately $1.9 million, and include legal, accounting, and consulting fees as of the date of the acquisitions.
Approximately $2.8 million of the consideration otherwise payable to former shareholders was held as partial security for certain indemnification obligations, and will be held back for payment until March 2014.
At the time of these two acquisitions, the Company was obligated to pay up to an additional $6.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $4.9 million and $6.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflect the Company's own assumptions in measuring fair value. The Company paid $0.2 million each in earn-out payments during the year ended December 31, 2012 and three months ended March 31, 2013. The fair value of the contingent consideration liability associated with these earn-outs was $4.5 million as of March 31, 2013.
The Company's business combinations completed in the first quarter of 2013 and 2012 did not have a material impact on the Company's condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

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
Overview
We are the leading independent provider of enterprise data integration and data quality software and services. We generate revenues from sales of software licenses for our enterprise data integration software products, including product upgrades that are not part of post-contract services, subscription services, and from sales of services, which consist of maintenance, consulting, and education services.
We receive software revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe. Revenues outside of Europe and North America comprised approximately 10% of total consolidated revenues during 2012 and comprised less than 10% during 2011.
During the first quarter of 2013, we performed a review of the presentation of certain of our revenue categories and adopted a revised presentation, which we believe more accurately reflects our evolving product and service offerings. A change was made to rename other revenues to subscription revenues and present subscription revenues and license revenues as software revenues. Other revenues were previously presented in services revenues. A corresponding change was made to present cost of license revenues and cost of other revenues as cost of software revenues. This change in presentation will not affect our total revenues, total cost of revenues or total gross margin. Conforming changes have been made for all prior periods presented. Subscription revenues of $5.8 million and cost of subscription revenues of $0.7 million for the three months ended March 31, 2012 were reclassified from service revenues and cost of service revenues to software revenues and cost of software revenues, respectively.
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
Total revenues in the first quarter of 2013 increased by 9% to $214.3 million compared to $196.0 million for the same period in 2012. Software revenues increased by 2% in the first quarter of 2013 from the same period in 2012 due to a 69% increase in subscription revenues, partially offset by a decrease of 2% in license revenues, compared to the same period in 2012. The decrease in license revenues reflected a decrease in the average transaction size of license orders in the quarter ended March 31, 2013, compared to the same period in 2012. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Services revenues increased by 15% in the first quarter of 2013 from the same period in 2012 due to an 11% growth in maintenance revenues and a 27% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services was due to an increase in consulting revenues due to higher customer demand. Our operating income as a percentage of revenues decreased to 12% in the first quarter of 2013 from 19% in the first quarter of 2012.

Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly in Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, particularly with respect to the European sovereign debt markets and potential ramifications of U.S. debt issues, income tax and budget concerns, and future delays in approving the U.S. budget. Such uncertainty and associated conditions have also resulted in volatility in several of our vertical markets, particularly the financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have continued investing in Europe, the Middle East, and Africa ("EMEA"). There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

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

•
Product Introductions and Enhancements:  To address the expanding data integration and data quality needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. The introduction of new products, integration of acquired products and enhancement of existing products is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first and fourth quarters of 2012, and the first quarter of 2013 followed these seasonal trends. However, license revenues in the second and third quarters of 2012 were lower as compared to the first quarter of 2012. The uncertain macroeconomic conditions and recent changes in our sales organization, particularly the recent transition in our EMEA sales leadership, make our future results more difficult to predict based on historical seasonal trends.

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
We continue to implement changes in our worldwide sales and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the sales leadership transitions, including the recent change in our EMEA sales organization, we are also implementing pipeline generation and management initiatives and more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
For further discussion regarding these and related risks, see Risk Factors in Part II, Item 1A of this Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, income taxes, impairment of goodwill and intangible assets, business combinations, share-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The critical accounting estimates associated with these policies are discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2012.
There have been no other changes in our critical accounting policies since the end of 2012.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three months ended March 31, 2013 and 2012 as a percentage of total revenues:

	Three Months Ended March 31,
	2013	2012
Revenues:
Software	41%	44%
Service	59	56
Total revenues	100	100
Cost of revenues:
Software	1	1
Service	16	15
Amortization of acquired technology	3	3
Total cost of revenues	20	19
Gross profit	80	81
Operating expenses:
Research and development	18	18
Sales and marketing	39	35
General and administrative	9	8
Amortization of intangible assets	1	1
Facilities restructuring and facility lease termination costs	—	—
Acquisitions and other charges	1	—
Total operating expenses	68	62
Income from operations	12	19
Interest income	—	1
Interest expense	—	—
Other expense, net	—	—
Income before income taxes	12	20
Income tax provision	4	6
Net income	8%	14%

Revenues
Our total revenues increased to $214.3 million for the three months ended March 31, 2013 compared to $196.0 million for the three months ended March 31, 2012, representing an increase of $18.3 million (or 9%), primarily due to increases in maintenance, consulting and education service revenues as a result of growth in our customer installed base and higher customer demand.

The following table and discussion compare our revenues by type for the three months ended March 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Software revenues:
License	$78,133	$80,108	(2)%
Subscription	9,773	5,783	69%
Total software revenues	87,906	85,891	2%
Service revenues:
Maintenance	95,903	86,038	11%
Consulting and education	30,491	24,091	27%
Total service revenues	126,394	110,129	15%
Total revenues	$214,300	$196,020	9%
Software Revenues
License Revenues
Our license revenues decreased slightly to $78.1 million (or 36% of total revenues) for the three months ended March 31, 2013 from $80.1 million (or 41% of total revenues) for the three months ended March 31, 2012. The decrease in license revenues of $2.0 million (or 2%) for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to a decrease in the average transaction size of license orders in the quarter ended March 31, 2013, compared to the same period in 2012. The average transaction amount for orders greater than $100,000 in the first quarter of 2013, including upgrades for which we charge customers an additional fee, decreased to $409,000 from $485,000 in the first quarter of 2012.
The number of transactions greater than $1.0 million increased to 19 in the first quarter of 2013 compared to 11 in the first quarter of 2012. The total number of new customers that we added in the first quarters of 2013 and 2012, including the number of customers added through acquisitions, was 126 and 47, respectively. We had license transactions with 247 existing customers in first quarter of 2013 compared to 250 for the same period in 2012.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.
Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, increased to $9.8 million (or 5% of total revenues) for the three months ended March 31, 2013 compared to $5.8 million (or 3% of total revenues) for the three months ended March 31, 2012. The increase of $4.0 million (or 69%) in subscription revenues for the three months ended March 31, 2013, compared to the same period in 2012 was primarily due to an increase in the installed base of subscription customers and higher customer demand.
For the remainder of 2013, we expect our revenues from subscription revenues to increase from the comparable 2012 levels primarily due to our growing installed customer base and an anticipated increase in demand for subscription offerings.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $95.9 million (or 45% of total revenues) for the three months ended March 31, 2013 compared to $86.0 million (or 44% of total revenues) for the three months ended March 31, 2012. The increase of $9.9 million (or 11%) in maintenance revenues for the three months ended March 31, 2013, compared to the same period in 2012 was primarily due to the increasing size of our installed customer base, including those customers acquired through our recent acquisitions. See Note 14. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2013, we expect maintenance revenues to increase from the comparable 2012 levels due to our growing installed customer base.

Consulting and Education Revenues
Consulting and education revenues increased to $30.5 million (or 14% of total revenues) for the three months ended March 31, 2013 compared to $24.1 million (or 12% of total revenues) for the three months ended March 31, 2012. The increase of $6.4 million (or 27%) in consulting and education revenues for the three months ended March 31, 2013, compared to the same period in 2012 was primarily due to an increase in consulting revenues as a result of higher customer demand.
For the remainder of 2013, we expect our revenues from consulting and education revenues to increase from the comparable 2012 levels primarily due to an anticipated increase in demand for consulting services.
International Revenues
Our international revenues were $70.8 million (or 33% of total revenues) and $67.8 million (or 35% of total revenues) for the three months ended March 31, 2013 and 2012, respectively. The increase of $3.0 million (or 4%) in international revenues for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to increases in maintenance and consulting revenues in Europe, partially offset by a decline in software revenues in Europe, Latin America and Asia.
For the remainder of 2013, we expect our international revenues as a percentage of total revenues to be relatively consistent with the comparable 2012 levels, subject to the continued macroeconomic uncertainty in Europe.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at March 31, 2013 were approximately $297.1 million compared to $251.9 million at March 31, 2012 and $297.1 million at December 31, 2012. The change in the first quarter of 2013 from the comparable period of 2012 was primarily due to increases in deferred service revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Cost of software revenues	$2,142	$1,824	17%
Cost of service revenues	36,030	29,734	21%
Amortization of acquired technology	5,724	5,631	2%
Total cost of revenues	$43,896	$37,189	18%
Cost of software revenues, as a percentage of software revenues	2%	2%	—%
Cost of service revenues, as a percentage of service revenues	29%	27%	2%

Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities. Cost of software revenues slightly increased to $2.1 million (or 2% of software revenues) for the three months ended March 31, 2013 compared to $1.8 million (or 2% of software revenues) in the same period of 2012. The increase of $0.3 million (or 17%) in cost of software revenues for the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to higher subscription revenues for the three months ended March 31, 2013.
For the remainder of 2013, we expect that our cost of software revenues as a percentage of software revenues to be relatively consistent with the first quarter of 2013.
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
Cost of service revenues was $36.0 million (or 29% of service revenues) in the first quarter of 2013 compared to $29.7 million (or 27% of service revenues) in the same period of 2012. The $6.3 million (or 21%) increase in the first quarter of 2013 compared to the same period of 2012 was primarily due to a $4.7 million increase in personnel related costs (including share-based compensation), a $1.2 million increase in subcontractor fees, and a $1.0 million increase in general overhead costs, which were partially offset by a $0.6 million decrease in reimbursable expenses.
For the remainder of 2013, we expect that our cost of service revenues, in absolute dollars, to increase from the 2012 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect the cost of service revenues as a percentage of service revenues for the remainder of 2013 to remain relatively consistent with the first quarter of 2013.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Amortization of acquired technology	$5,724	$5,631	2%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology slightly increased to $5.7 million for the three months ended March 31, 2013 compared to $5.6 million in the same period of 2012.
For the remainder of 2013, we expect the amortization of acquired technology to be approximately $16.5 million before the effect of any potential future acquisitions subsequent to March 31, 2013.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Research and development	$39,523	$34,772	14%

Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $39.5 million (or 18% of total revenues) for the three months ended March 31, 2013 from $34.8 million (or 18% of total revenues) for the three months ended March 31, 2012. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $4.8 million (or 14%) increase in first quarter of 2013 compared to the same period of 2012 was primarily due to a $3.5 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $1.3 million increase in general overhead costs.
For the remainder of 2013, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first quarter of 2013.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Sales and marketing	$84,057	$67,709	24%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $84.1 million (or 39% of total revenues) for the three months ended March 31, 2013, compared to $67.7 million (or 35% of total revenues) for the three months ended March 31, 2012.
The $16.3 million (or 24%) increase for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to a $14.8 million increase in personnel-related costs, a $1.1 million increase in general overhead costs, and a $0.4 million increase in marketing programs. Personnel-related costs include salaries, employee benefits, sales commissions, and share-based compensation. Sales and marketing headcount increased from 872 in March 2012 to 996 in March 2013. The sales and marketing expenses as a percentage of total revenues increased by 4 percentage points in the first quarter of 2013 compared to the same period in 2012 primarily due to an increase in headcount and personnel costs.
For the remainder of 2013, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first quarter of 2013. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
General and administrative	$18,487	$15,685	18%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $18.5 million (or 9% of total revenues) for the three months ended March 31, 2013 compared to $15.7 million (or 8% of total revenues) for the three months ended March 31, 2012.
The $2.8 million (or 18%) increase for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to a $1.6 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $1.2 million increase in general overhead costs.

For the remainder of 2013, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or slightly decrease from the first quarter of 2013.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Amortization of intangible assets	$1,988	$1,652	20%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets increased to $2.0 million (or 1% of total revenues) for the three months ended March 31, 2013 compared to $1.7 million (or 1% of total revenues) for the three months ended March 31, 2012.
The increase of $0.3 million (or 20%) in amortization of intangible assets for the three months ended March 31, 2013, compared to the same period in 2012 was primarily due to a $0.6 million increase of amortization of intangible assets from the acquisitions of Data Scout Solutions, TierData and Heiler in the second half of 2012, and Active Endpoints in the first quarter of 2013, partially offset by a $0.3 million decrease in amortization of customer relationships acquired before 2012.
For the remainder of 2013, we expect amortization of the remaining intangible assets to be approximately $5.7 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to March 31, 2013.
Facilities Restructuring and Facility Lease Termination Costs
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Facilities restructuring and facility lease termination costs	$—	$710	(100)%
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
2004 Restructuring Plan.  Net cash payments for facilities included in the 2004 Restructuring Plan amounted to $2.4 million for the three months ended March 31, 2012.
2001 Restructuring Plan.  Net cash payments for facilities included in the 2001 Restructuring Plan amounted to $0.3 million for the three months ended March 31, 2012.

Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Acquisitions and other charges	$1,650	$286	477%
For the three months ended March 31, 2013, acquisition and other charges of $1.7 million primarily consisted of $1.4 million legal, accounting, tax, bankers' and other professional services fees, $0.1 million severance payments to former employees of an acquiree, and $0.2 million accretion related charges for earn-outs and holdbacks associated with prior acquisitions. For the three months ended March 31, 2012, acquisition and other charges of $0.3 million primarily consisted of legal fees and earn-out accretion.
Interest and Other Expense, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Interest income	$890	$1,175	(24)%
Interest expense	(120)	(124)	(3)%
Other expense, net	(68)	(353)	81%
Interest and other expense, net	$702	$698	1%
Interest and other expense, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other expense, net remained flat at $0.7 million for both the three-months ended March 31, 2013 and 2012.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2013	2012	Percentage Change
Income tax provision	$7,494	$12,186	(39)%
Effective tax rate	30%	31%	(1)%
Our effective tax rates were 30% and 31% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2013 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the recognition of the 2012 and 2013 federal research and development credits, partially offset by non-deductible share-based compensation, state income taxes, nondeductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. The effective tax rate for the three months ended March 31, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world and the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code partially offset by non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. As of March 31, 2013, we have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest the net undistributed earnings of our foreign subsidiaries offshore.
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
Our effective tax rate in 2013 continues to be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has historically benefited from a U.S. research and development tax credit. Due to the expiration of this credit in 2012, we were unable to recognize any benefit during 2012. In January of 2013, the U.S. research and development tax credit was reinstated retroactively. Due to the timing of the enactment, we recognized the entire benefit of the 2012 credit in the quarter ended March 31, 2013. The 2013 U.S. research and development credit has been restored on a prospective basis and will be recognized through our overall effective tax rate over the entire year.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2013, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended March 31, 2013, consistent with prior periods, it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $19.8 million and $16.0 million as of March 31, 2013 and 2012, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of March 31, 2013 and 2012 were approximately $2.5 million and $2.5 million, respectively. As of March 31, 2013, the gross uncertain tax position was approximately $22.1 million.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of March 31, 2013, we had $592.9 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of March 31, 2013, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.
The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$75,580	$72,586
Cash used in investing activities	$(39,971)	$(158,613)
Cash provided by (used in) financing activities	$(3,174)	$19,568
Operating Activities:  Cash provided by operating activities for the three months ended March 31, 2013 was $75.6 million, representing an increase of $3.0 million from the three months ended March 31, 2012. This increase resulted primarily from a $2.8 million increase in adjustments for non-cash expenses, a $3.3 million increase in accounts payable and accrued liabilities, a $1.9 million increase in income taxes payable, and a $24.0 million change in accrued facilities restructuring charges related to the purchase of our former corporate headquarters in the first quarter of 2012, which were partially offset by a $8.6 million decrease in net income, a $10.7 million increase in prepaid expenses and other assets, a $5.0 million decrease in deferred revenues, and a $4.8 million increase in accounts receivable. We recognized excess tax benefits from share-based compensation of $2.8 million during the three months ended March 31, 2013. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $6.8 million during the three months ended March 31, 2013. Our “days sales outstanding” in accounts receivable decreased from 58 days at March 31, 2012 to 54 days at March 31, 2013 due to a lower amount of billings which occurred toward the end of the first quarter of 2013 compared to end of the first quarter of 2012. Deferred revenues decreased primarily due to a decrease in deferred maintenance revenues. While growth of deferred maintenance revenues remains positive, the decline in the growth rate reflects slower growth in the customer base.
Investing Activities:  Net cash used in investing activities was $40.0 million and $158.6 million for the three months ended March 31, 2013 and 2012, respectively. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.7 million was capitalized under Property and Equipment in the Condensed Consolidated Balance Sheet, and approximately $21.2 million was recorded in our Condensed Consolidated Statement of Income as the net cost to terminate the facility lease.
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
In February 2013, we acquired Active Endpoints, Inc. (“Active Endpoints”) for approximately $10.0 million in cash. Approximately $1.5 million of the consideration otherwise payable to former Active Endpoints stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The escrow will remain in place until May 2014.
Financing Activities:  Net cash used in financing activities for the three months ended March 31, 2013 was $3.2 million due to repurchases and retirement of our common stock of $22.0 million, withholding taxes for restricted stock units net share settlement of $2.8 million, purchase of Heiler Software AG securities of $2.7 million, and payment of contingent consideration of $0.5 million. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP program of $22.0 million and excess tax benefits from share-based compensation of $2.8 million.
Net cash used in financing activities for the three months ended March 31, 2012 was $19.6 million due to $20.5 million of proceeds we received from the issuance of common stock to option holders and participants of our ESPP program and $5.2 million of excess tax benefits from share-based compensation. These amounts were partially offset by the withholding taxes for restricted stock units net share settlement of $3.0 million and payment of contingent consideration of $3.1 million.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors. We had $74.1 million available to repurchase additional shares of our common stock under this program as of March 31, 2013. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.

In connection with our acquisitions, we are obligated to pay up to an additional $11.7 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
We believe that our cash balances and the cash flows generated by operations will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including with respect to our data center and corporate headquarters relocations. However, we may be required to raise or desire additional funds for selective purposes, such as acquisitions or other investments in complementary businesses, products, or technologies, and may raise such additional funds through public or private equity or debt financing or from other sources.
Less than 25% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the three months ended March 31, 2013. No amounts were outstanding under the Credit Agreement as of March 31, 2013, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of March 31, 2013. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at March 31, 2013, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2013	2014 and 2015	2016 and 2017	2018 and Beyond
Operating lease payments	$36,606	$9,825	$16,572	$6,604	$3,605
Other obligations*	3,590	1,345	2,033	212	—
Total	$40,196	$11,170	$18,605	$6,816	$3,605
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.
The above commitment table does not include approximately $22.5 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at March 31, 2013 include the lease for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payment is $2.7 million for the remainder of 2013.
In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements were originally due to expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. These majority of the subleases expire in June and July 2013.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our year ended December 31, 2012 for a more complete discussion of the market risks we encounter.

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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information set forth under the "Litigation" subheading in Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2012.
Continued uncertainty in the U.S. and global economies, particularly Europe, could negatively affect sales of our products and services and could harm our operating results, which could result in a decline in the price of our common stock.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe, which accounted for approximately 22% of our total revenues in the first quarter of both 2013 and 2012. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
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
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our current and potential customers for their data integration or data quality requirements. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, large vendors of data integration and data quality software products, including IBM, Microsoft, Oracle, SAP, SAS Institute, Trillium (which is part of Harte-Hanks), certain privately held companies, alternate technologies, and open source solutions. In the past, we have competed with business intelligence vendors that currently offer, or may develop, products with functionalities that compete with our products.

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
We believe we currently compete on the basis of the breadth and depth of our products' functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy. For example, some of our competitors may provide guarantees of prices and product implementation, offer data integration and data quality products at no cost in order to charge a premium for additional functionality, or bundle data integration and data quality products at no cost to the customer or at deeply discounted prices for promotional purposes or as a long-term pricing strategy. These difficulties may increase as larger companies target the data integration and data quality markets. A customer may be unwilling to pay a separate cost for our data integration and data quality products if the customer has a bundled pricing arrangement with a larger company that offers a wider variety of products than us. As a result, increased competition, alternate pricing models and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired Active Endpoints in February 2013, Data Scout and TierData in September 2012, ActiveBase and WisdomForce Technologies in 2011, and 29West and Siperian in 2010. In addition, in 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line. Also, in December 2012, we completed the takeover offer for Heiler Software AG, a publicly-traded German company. As of March 31, 2013, we held approximately 98.2% of the outstanding shares of Heiler. In April 2013, the squeeze-out of remaining shareholders was approved at Heiler's general shareholder meeting. Our ability to realize any benefits of the transaction, including any potential synergies, will depend on our ability to fully integrate Heiler Software's business with ours after further integration measures under German laws, which we expect to occur in late 2013.
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

•
any difficulties in consolidating the acquired company's financial results with ours, in particular as a result of different accounting principles or financial reporting standards, and the adverse consequences to us of any delay in obtaining the necessary financial information for such consolidation, any unanticipated change in financial information previously reported to us, or the impact the acquired company's financial performance has on our financial performance as a result of such consolidation;

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
A breach of security in our products or computer systems may compromise the integrity of our products or allow unauthorized access to our customers' data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and computer systems. There appears to be an increasing number of computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms, and other malicious software programs) that could attack our products and computer systems, including our internal network. Despite significant efforts to create security barriers to such programs, it is virtually impossible for us to entirely mitigate this risk. Like all software products, our software is vulnerable to such attacks. The impact of such an attack could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, we may need to devote more resources to address security vulnerabilities in our products, and the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products. Furthermore, the risks related to security breaches will increase as we continue to develop our cloud products and services, which may store, transmit and process our customers' sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. Unauthorized access or security breaches could expose us to loss of this data, litigation, indemnity obligations and significant other liabilities, which may adversely affect our business. In addition, we also have acquired a number of companies, products, services and technologies over the years. As a result, we may inherit additional IT security issues when we integrate these acquisitions.
Our cloud strategy may not be successful and may increase the difficulty of evaluating our future financial position.
We offer a variety of cloud data integration products and services, which provide our customers with functionality within a cloud-based IT environment that we manage and offer via a subscription-based model. Our cloud strategy and our cloud business model, which differs from our traditional perpetual license-based model for our on-premise software products, continue to evolve. We may not be able to compete effectively or generate significant demand for or revenues from our cloud products and services. In addition, demand for our cloud products and services may unfavorably impact demand for certain of our other products and services. Our cloud strategy will require continued investment in product development and cloud operations, and we may incur costs at a higher than expected rate as we expand our cloud business, adversely affecting our profitability. Furthermore, we generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenue in future quarters. We may not be able to adjust our cost structure in response to changes in revenue. Accordingly, the effect of significant downturns in sales of our cloud products and services may not be fully reflected in our results of operations until future periods.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in tax laws and applicable accounting pronouncements and variations in the estimated and actual level of annual profits before income tax. For example, our effective tax rate has historically benefited from the U.S. research and development tax credit. As of December 31, 2012, the credit had not been extended resulting in no tax benefit in 2012. This credit was extended retroactively for 2012 and prospectively for 2013 in January of 2013. We have recognized the entire benefit of the 2012 U.S. research and development credit of approximately $2.0 million during the three months ended March 31, 2013. The benefit of the 2013 U.S. research and development credit will be recognized through our overall effective tax rate over the entire year. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
As our business expands, we are subject to increasingly complex regulatory and compliance obligations and differing business practices, both foreign and domestic, which may strain our resources and divert management's attention.
During the past few years, our organizational structure has increased in complexity due to compliance with tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”). In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. Our efforts to comply with these requirements may result in an increase in expenses and a diversion of management's time and attention from other business activities. If our efforts to comply differ from those intended by regulatory or governing bodies, such authorities may initiate proceedings against us and our business may be harmed. Further, we have expanded our presence in the Asia-Pacific region, where business practices can differ from those in other regions of the world and can create internal control risks. To address potential risks, we recognize revenue on transactions derived in this region (except for direct sales in Japan and Australia) only when the cash has been received and all other revenue recognition criteria have been met. We also provide business practices training to our sales teams. Overall, the combination of increased structural complexity and the ever-increasing regulatory complexity make it more critical for us to attract and retain qualified and technically competent employees in the United States and internationally.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of March 31, 2013. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 of this Report. In addition, from time to time we make investments in private companies. Our investments in private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended March 31, 2013.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 — January 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$96,068
February 1 — February 28
From employees (1)	76,222	$37.38	—	—
Repurchase program (2)	457,667	$36.26	457,667	$79,474
March 1 — March 31
From employees (1)	—	$—	—	—
Repurchase program (2)	151,905	$35.55	151,905	$74,074
Total	685,794	$36.22	609,572
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the first quarter of 2013 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In July 2012, we announced that our Board authorized an additional $100 million increase to the program. All stock repurchased pursuant to the repurchase program in the quarter ended March 31, 2013 were purchased in open market transactions. As of March 31, 2013, $74.1 million remained under the program for future share repurchases. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1	Description of 2013 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2013	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support and Services (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2013

Exhibit Number	Document

10.1	Description of 2013 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.