Form 10-Q
period 2013-06-30
INFORMATICA CORP
filed 2013-08-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
As of July 31, 2013, there were approximately 108,237,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$193,048	$190,127
Short-term investments	411,130	345,478
Accounts receivable, net of allowances of $4,747 and $5,460, respectively	151,058	171,893
Deferred tax assets	24,804	23,350
Prepaid expenses and other current assets	36,035	29,396
Total current assets	816,075	760,244
Property and equipment, net	143,281	145,474
Goodwill	518,083	510,121
Other intangible assets, net	55,425	67,260
Long-term deferred tax assets	27,419	24,087
Other assets	4,730	5,031
Total assets	$1,565,013	$1,512,217
Liabilities and Equity
Current liabilities:
Accounts payable	$10,274	$8,885
Accrued liabilities	53,280	64,475
Accrued compensation and related expenses	58,793	55,382
Deferred revenues	263,258	241,968
Total current liabilities	385,605	370,710
Long-term deferred revenues	9,329	8,807
Long-term deferred tax liabilities	1,951	2,523
Long-term income taxes payable	21,910	21,195
Other liabilities	1,513	3,459
Total liabilities	420,308	406,694
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,162 shares and
107,301 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	108	107
Additional paid-in capital	777,630	764,298
Accumulated other comprehensive loss	(15,836)	(8,030)
Retained earnings	382,803	346,730
Total Informatica Corporation stockholders’ equity	1,144,705	1,103,105
Noncontrolling interest	—	2,418
Total equity	1,144,705	1,105,523
Total liabilities and equity	$1,565,013	$1,512,217
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Software	$91,428	$77,606	$179,334	$163,497
Service	131,011	112,886	257,405	223,015
Total revenues	222,439	190,492	436,739	386,512
Cost of revenues:
Software	2,501	2,444	4,643	4,268
Service	36,463	30,392	72,493	60,126
Amortization of acquired technology	5,621	5,361	11,345	10,992
Total cost of revenues	44,585	38,197	88,481	75,386
Gross profit	177,854	152,295	348,258	311,126
Operating expenses:
Research and development	41,668	34,791	81,191	69,563
Sales and marketing	89,510	72,667	173,567	140,376
General and administrative	19,181	14,992	37,668	30,677
Amortization of intangible assets	2,000	1,576	3,988	3,228
Facilities restructuring and facility lease termination costs	—	—	—	710
Acquisitions and other charges (benefit)	(436)	67	1,214	353
Total operating expenses	151,923	124,093	297,628	244,907
Income from operations	25,931	28,202	50,630	66,219
Interest income	893	1,180	1,783	2,355
Interest expense	(128)	(129)	(248)	(253)
Other expense, net	(391)	(371)	(459)	(724)
Income before income taxes	26,305	28,882	51,706	67,597
Income tax provision	8,139	8,796	15,633	20,982
Net income	$18,166	$20,086	$36,073	$46,615
Basic net income per common share	$0.17	$0.19	$0.33	$0.43
Diluted net income per common share	$0.16	$0.18	$0.32	$0.41
Shares used in computing basic net income per common share	108,138	108,245	107,904	107,889
Shares used in computing diluted net income per common share	111,344	113,027	111,305	112,888
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,166	$20,086	$36,073	$46,615
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(60), $157, $243 and $73	800	(7,512)	(6,168)	(3,379)
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $326, $27, $370 and $(205)	(533)	(103)	(604)	335
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $7, $(1), $10 and $(1)	13	(2)	17	(2)
Net change, net of tax benefit (expense) of $319, $28, $360 and $(204)	(520)	(105)	(587)	333
Cash flow hedges:
Change in unrealized loss, net of tax benefit of $797, $598, $694 and $159	(1,300)	(976)	(1,131)	(259)
Less: reclassification adjustment for net loss included in net income, net of tax benefit of $51, $219, $49 and $296	83	357	80	483
Net change, net of tax benefit (expense) of $746, $379, $645 and $(137)	(1,217)	(619)	(1,051)	224
Total other comprehensive income (loss), net of tax effect	(937)	(8,236)	(7,806)	(2,822)
Total comprehensive income, net of tax effect	$17,229	$11,850	$28,267	$43,793
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$36,073	$46,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	5,458
Share-based compensation	29,379	20,627
Deferred income taxes	(3,663)	(930)
Tax benefits from share-based compensation	3,518	10,325
Excess tax benefits from share-based compensation	(4,810)	(10,037)
Amortization of intangible assets and acquired technology	15,333	14,220
Other operating activities, net	(2,462)	938
Changes in operating assets and liabilities:
Accounts receivable	21,308	35,556
Prepaid expenses and other assets	(1,298)	11,888
Accounts payable and accrued liabilities	(8,131)	(21,977)
Income taxes payable	(4,572)	(9,074)
Accrued facilities restructuring charges	—	(23,977)
Deferred revenues	20,989	22,065
Net cash provided by operating activities	108,927	101,697
Investing activities:
Purchases of property and equipment	(5,017)	(134,847)
Purchases of investments	(232,304)	(121,818)
Investment in equity interest, net	—	22
Maturities of investments	106,247	26,046
Sales of investments	58,373	70,241
Business acquisitions, net of cash acquired	(7,464)	—
Net cash used in investing activities	(80,165)	(160,356)
Financing activities:
Net proceeds from issuance of common stock	30,100	27,177
Repurchases and retirement of common stock	(42,982)	(29,652)
Withholding taxes related to restricted stock units net share settlement	(5,570)	(5,950)
Payment of contingent consideration	(2,490)	(4,120)
Excess tax benefits from share-based compensation	4,810	10,037
Purchase of acquiree stock	(6,365)	—
Net cash used in financing activities	(22,497)	(2,508)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,344)	(2,346)
Net increase (decrease) in cash and cash equivalents	2,921	(63,513)
Cash and cash equivalents at beginning of period	190,127	316,835
Cash and cash equivalents at end of period	$193,048	$253,322
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2013 and 2012 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2013, or any other future period.
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Informatica's financial statements would be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also instances where management's judgment in selecting an available alternative would not produce a materially different result.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
In October 2012, the Company announced its decision to make a voluntary public takeover offer to acquire all the outstanding shares of Heiler Software AG ("Heiler"). In November 2012, the Company acquired a majority interest in the shares of Heiler at the end of the initial acceptance period of the takeover offer. The squeeze-out of the remaining shareholders was effective in May 2013, increasing the Company's ownership in Heiler to 100 percent. The noncontrolling interest position is reported as a separate component of consolidated equity from the equity attributable to the Company's stockholders for the period ended December 31, 2012. The noncontrolling interest in the Company's net income was not significant to consolidated results for the three and six months ended June 30, 2013 and therefore has been included as a component of other income (expense), net in the condensed consolidated statements of income.
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
Certain reclassifications have been made within the condensed consolidated statement of cash flows to conform to the current year presentation. In addition, during the first quarter of 2013, the Company performed a review of the presentation of certain of its revenue categories and adopted a revised presentation, which the Company believes more accurately reflects its evolving product and service offerings. A change was made to rename other revenues to subscription revenues and to present subscription revenues and license revenues as software revenues. Other revenues were previously presented in services revenues. A corresponding change was made to present cost of license revenues and cost of other revenues as cost of software revenues. This change in presentation will not affect total revenues, total cost of revenues or total gross margin. Conforming changes have been made for all prior periods presented. Subscription revenues of $6.7 million and $12.5 million for the three and six months ended June 30, 2012, respectively were reclassified from service revenues to software revenues. Cost of subscription revenues of $1.3 million and $2.0 million for the three and six months ended June 30, 2012, respectively were reclassified from cost of service revenues to cost of software revenues.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities, that requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The Company adopted both standards as required on January 1, 2013. Adoption of ASU 2011-11 and ASU 2013-01 did not impact the Company's condensed consolidated financial statements.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$8,253	$8,253	$—	$—
Time deposits (ii)	23,950	23,950	—	—
Marketable debt securities (ii)	388,179	—	388,179	—
Total assets	$420,382	$32,203	$388,179	$—
Liabilities:
Foreign currency derivatives (iii)	$1,828	$—	$1,828	$—
Acquisition-related contingent consideration (iv)	4,601	—	—	4,601
Total liabilities	$6,429	$—	$1,828	$4,601
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$18,565	$18,565	$—	$—
Time deposits (ii)	17,437	17,437	—	—
Marketable debt securities (ii)	328,041	—	328,041	—
Total assets	$364,043	$36,002	$328,041	$—
Liabilities:
Foreign currency derivatives (iii)	$408	$—	$408	$—
Acquisition-related contingent consideration (iv)	9,230	—	—	9,230
Total liabilities	$9,638	$—	$408	$9,230
____________________

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(iii)	Included in accrued liabilities on the condensed consolidated balance sheets.

(iv)	Included in accrued and other liabilities on the condensed consolidated balance sheets.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the derivative assets and liabilities. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives include spot and forward rates, interest rates, and credit derivative market rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of twelve months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the three and six months ended June 30, 2013 and 2012.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the three and six months ended June 30, 2013 and 2012. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the six months ended June 30, 2013 consisted of the following (in thousands):

June 30, 2013
Beginning balance as of December 31, 2012	$9,230
Change in fair value of contingent consideration	(2,139)
Payment of contingent consideration	(2,490)
Ending balance as of June 30, 2013	$4,601

See Note 14. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three and six months ended June 30, 2013 and 2012 were negligible. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of June 30, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$183,796	$—	$—	$183,796
Cash equivalents:
Money market funds	8,253	—	—	8,253
Commercial paper	999	—	—	999
Total cash equivalents	9,252	—	—	9,252
Total cash and cash equivalents	193,048	—	—	193,048
Short-term investments:
Certificates of deposit	1,200	—	—	1,200
Commercial paper	9,736	—	—	9,736
Corporate notes and bonds	207,665	151	(576)	207,240
Federal agency notes and bonds	91,179	55	(140)	91,094
Time deposits	23,950	—	—	23,950
U.S. government notes and bonds	7,037	10	—	7,047
Municipal notes and bonds	70,920	34	(91)	70,863
Total short-term investments	411,687	250	(807)	411,130
Total cash, cash equivalents, and short-term investments (i)	$604,735	$250	$(807)	$604,178
____________________

(i)	Total estimated fair value above included $420.4 million comprised of cash equivalents and short-term investments at June 30, 2013.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$171,562	$—	$—	$171,562
Cash equivalents:
Money market funds	18,565	—	—	18,565
Total cash equivalents	18,565	—	—	18,565
Total cash and cash equivalents	190,127	—	—	190,127
Short-term investments:
Certificates of deposit	2,246	3	—	2,249
Commercial paper	6,294	—	—	6,294
Corporate notes and bonds	151,133	322	(56)	151,399
Federal agency notes and bonds	104,961	128	(10)	105,079
Time deposits	17,437	—	—	17,437
U.S. government notes and bonds	7,094	18	—	7,112
Municipal notes and bonds	55,922	18	(32)	55,908
Total short-term investments	345,087	489	(98)	345,478
Total cash, cash equivalents, and short-term investments (i)	$535,214	$489	$(98)	$535,605
____________________

(i)	Total estimated fair value above included $364.0 million comprised of cash equivalents and short-term investments at December 31, 2012.

See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at June 30, 2013 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$142,563	$(576)
Federal agency notes and bonds	50,956	(140)
Municipal notes and bonds	32,680	(91)
Total	$226,199	$(807)
As of June 30, 2013, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at June 30, 2013 (in thousands):

	Cost	Fair Value
Due within one year	$181,868	$181,910
Due in one year to two years	127,268	127,118
Due after two years	102,551	102,102
Total	$411,687	$411,130

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of June 30, 2013 and December 31, 2012 are as follows (in thousands, except years):

	June 30, 2013			December 31, 2012			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$129,916	$(88,066)	$41,850	$123,221	$(76,721)	$46,500	6
Other Intangible Assets:
Customer relationships	41,610	(32,763)	8,847	40,952	(30,063)	10,889	6
All other (i)	17,203	(12,475)	4,728	17,208	(11,187)	6,021	4-11
Total other intangible assets	58,813	(45,238)	13,575	58,160	(41,250)	16,910
Total intangible assets subject to amortization	188,729	(133,304)	55,425	181,381	(117,971)	63,410
In-process research and development	—	—	—	3,850	—	3,850	N.A.
Total intangible assets, net	$188,729	$(133,304)	$55,425	$185,231	$(117,971)	$67,260
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $7.6 million and $6.9 million for the three months ended June 30, 2013 and 2012, respectively, and $15.3 million and $14.2 million for the six months ended June 30, 2013 and 2012, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2013, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2013	$10,952	$3,738	$14,690
2014	12,822	4,699	17,521
2015	8,425	2,077	10,502
2016	4,936	1,288	6,224
2017	3,040	857	3,897
Thereafter	1,675	916	2,591
Total intangible assets subject to amortization	$41,850	$13,575	$55,425
In the fourth quarter of 2012, the Company recorded in-process research and development (IPR&D) of $3.8 million associated with the acquisition of a majority interest in Heiler. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved during the first six months of 2013 for the IPR&D from the acquisition, which was reclassified to developed technology and will be amortized over the expected useful life of the technology. See Note 14. Acquisitions for further discussion of intangible assets from acquisitions.
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

June 30, 2013
Beginning balance as of December 31, 2012	$510,121
Goodwill from acquisitions	7,110
Subsequent goodwill adjustments	852
Ending balance as of June 30, 2013	$518,083
During the six months ended June 30, 2013, the Company recorded subsequent goodwill adjustments of $0.9 million which consist of a $2.8 million measurement period adjustment related to Heiler accrued liabilities, partially offset by foreign currency translation adjustments of $(1.8) million and income tax related balance sheet adjustments of $(0.1) million within the measurement period related to prior acquisitions. The goodwill is partially deductible for tax purposes. See Note 14. Acquisitions for a further discussion of goodwill from acquisitions.
Note 4.  Borrowings
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of June 30, 2013, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2013.

Note 5.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended June 30, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of March 31, 2013	$(14,980)	$175		$(94)		$(14,899)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(60), $326 and $797	800	(533)		(1,300)		(1,033)
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $7 and $51	—	13	(i)	83	(ii)	96
Total other comprehensive income (loss), net of tax effect	800	(520)		(1,217)		(937)
Accumulated other comprehensive loss as of June 30, 2013	$(14,180)	$(345)		$(1,311)		$(15,836)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the six months ended June 30, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $243, $370 and $694	(6,168)	(604)		(1,131)		(7,903)
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $10 and $49	—	17	(i)	80	(ii)	97
Total other comprehensive income (loss), net of tax effect	(6,168)	(587)		(1,051)		(7,806)
Accumulated other comprehensive loss as of June 30, 2013	$(14,180)	$(345)		$(1,311)		$(15,836)
____________________

(i)	Included in other income (expense), net on the condensed consolidated income statements.

(ii)	Included in operating expenses on the condensed consolidated income statements.
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of June 30, 2013 and December 31, 2012.
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
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of June 30, 2013, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were $22.2 million and $23.6 million as of June 30, 2013 and December 31, 2012, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were $4.6 million and $2.7 million to buy at June 30, 2013 and December 31, 2012, respectively.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$—	$1,658	$—	$224
Derivatives not designated as hedging instruments	—	170	—	184
Total fair value of derivative instruments	$—	$1,828	$—	$408
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. As of June 30, 2013 and December 31, 2012, there was no potential effect of rights of set off associated with the above foreign exchange contracts that would result in a net derivative asset or net derivative liability. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amount of loss recognized in other comprehensive income (effective portion)	$(2,097)	$(1,574)	$(1,825)	$(418)
Amount of loss reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(134)	$(576)	$(129)	$(779)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$507	$345	$577	$805
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.
The loss recognized in other expense, net for non-designated foreign currency forward contracts for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Loss recognized in interest and other expense, net	$(212)	$(570)	$(191)	$(743)
See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 12. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

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
During the three and six months ended June 30, 2013, the Company repurchased approximately 594,000 shares of its common stock at a cost of $21.0 million and approximately 1,204,000 shares of its common stock at a cost of $43.0 million, respectively. During the three and six months ended June 30, 2012, the Company repurchased 688,000 shares of its common stock at a cost of $29.7 million. There were no repurchases of common stock during the three months ended March 31, 2012.
As of June 30, 2013, $53.1 million remained available for share repurchases under this program.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Option grants:
Expected volatility	42%	39 - 43%	41 - 43%	39 - 43%
Weighted-average volatility	42%	40%	41%	42%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.3	3.3	3.3	3.3
Risk-free interest rate	0.6%	0.6%	0.6%	0.5%
ESPP: (i)
Expected volatility	—%	—%	42%	43%
Weighted-average volatility	—%	—%	42%	43%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate	—%	—%	0.1%	0.1%
____________________

(i)	ESPP purchases are made on the last day of January and July of each year.
The allocations of the share-based compensation, net of income tax benefit, for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of service revenues	$1,433	$1,023	$2,763	$2,110
Research and development	4,978	3,478	9,418	6,963
Sales and marketing	5,686	3,141	10,375	6,479
General and administrative	3,752	2,367	6,823	5,075
Total share-based compensation	15,849	10,009	29,379	20,627
Tax benefit of share-based compensation	(4,312)	(2,533)	(7,952)	(5,251)
Total share-based compensation, net of tax benefit	$11,537	$7,476	$21,427	$15,376

Note 9.  Facilities Restructuring Charges
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements had an original expiration date in July 2013. As a result of the 2004 Restructuring Plan, the Company relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a portion of the vacated space. These subleases expired in June and July 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
For the three months ended March 31, 2012, prior to the purchase of the Company's former corporate headquarters, the Company recorded $0.1 million of restructuring charges related to the 2004 Restructuring Plan. These charges consist of accretion charges and amortization of tenant improvements and are included in facilities restructuring charges on the Condensed Consolidated Statement of Income. Net cash payments for the three months ended March 31, 2012 for facilities included in the 2004 and 2001 Restructuring Plans amounted to $2.4 million and $0.3 million, respectively. There were no further charges after the close of the first quarter of 2012, and no accrued facilities restructuring charges recorded as of June 30, 2013.
Note 10.  Income Taxes
The Company's effective tax rates were 31% and 30% for the three months ended June 30, 2013 and 2012, respectively, and 30% and 31% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three and six months ended June 30, 2013 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the recognition of the 2012 and 2013 federal research and development credits, partially offset by non-deductible share-based compensation, state income taxes, non-deductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. The Company's effective annual tax rate will continue to be very sensitive to the geographic mix of earnings. The effective tax rate for the three and six months ended June 30, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits partially offset by non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. As of June 30, 2013, the Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2013, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended June 30, 2013, consistent with prior periods, it was considered more likely than not that the Company's non-share-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

balance sheet with a corresponding valuation allowance prior to the Company’s adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce the Company’s taxes payable, and as such, they will not impact the Company’s effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $19.2 million and $17.1 million as of June 30, 2013 and 2012, respectively. The Company has elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2013 and 2012 were approximately $2.6 million and $2.9 million, respectively. As of June 30, 2013, the gross uncertain tax position was approximately $21.6 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits has commenced and is at various stages of completion as of June 30, 2013.
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

Note 11.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$18,166	$20,086	$36,073	$46,615
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	108,138	108,245	107,904	107,889
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	280	406	301	439
Dilutive effect of employee stock options	2,926	4,376	3,100	4,560
Shares used in computing diluted net income per common share	111,344	113,027	111,305	112,888
Basic net income per common share	$0.17	$0.19	$0.33	$0.43
Diluted net income per common share	$0.16	$0.18	$0.32	$0.41
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	6,268	3,004	5,911	2,723

Note 12.  Commitments and Contingencies
Lease Obligations
In December 2004, the Company relocated its corporate headquarters within Redwood City, California and entered into a new lease agreement for two buildings at 100 and 200 Cardinal Way. The initial lease term was from December 15, 2004 to December 31, 2007 with a three-year option to renew to December 31, 2010 at fair market value. In May 2007, the Company exercised its renewal option to extend the office lease term to December 31, 2010. In May 2009, the Company executed the lease amendment to further extend the lease term for another three years to December 31, 2013. The future minimum contractual lease payment is $1.8 million for the remainder of 2013.
In February 2000, the Company entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. These lease agreements expire in July 2013. As a result of the 2004 Restructuring Plan, the Company

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. The majority of the subleases expired in June and July 2013.
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
Future minimum lease payments as of June 30, 2013 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2013	$6,177
2014	8,101
2015	7,228
2016	4,320
2017	2,622
Thereafter	3,745
Total future minimum operating lease payments	$32,193
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of June 30, 2013 and December 31, 2012 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the License Agreement. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2013. For several reasons, including the lack of prior indemnification claims and the lack of a monetary liability limit for certain infringement cases under the License Agreement, the Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions.
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
No customer accounted for more than 10% of revenue in the three and six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 35% and 33% of total revenues in the second quarter of 2013 and 2012, respectively, and 34% and 34% of total revenues for the six months ended June 30, 2013 and 2012, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
North America	$145,456	$126,794	$288,936	$254,974
Europe, the Middle East, and Africa	53,716	44,329	100,142	87,751
Other	23,267	19,369	47,661	43,787
Total revenues	$222,439	$190,492	$436,739	$386,512
Property and equipment, net by geographic region are summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Property and equipment, net:
North America	$134,747	$135,388
Europe, the Middle East, and Africa	3,036	3,395
Other	5,498	6,691
Total property and equipment, net	$143,281	$145,474

Note 14.  Acquisitions
Acquisition during the six months ended June 30, 2013:
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
Acquisitions in 2012:
Heiler Software AG
In November 2012, the Company acquired a majority interest in the shares of Heiler Software AG ("Heiler"), a publicly-traded German company, at the end of the initial acceptance period of the takeover offer. The Company purchased the majority interest at a price of 7.04 Euro per share in cash, or approximately $101.9 million. Heiler provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. As of December 31, 2012, the Company held approximately 97.7% of the outstanding shares of Heiler. During December 2012 and the first half of 2013, the Company acquired other shareholders' interest in Heiler for approximately $6.8 million, for total cash consideration of approximately $108.7 million. The squeeze-out of the remaining shareholders was effective in May 2013, increasing the Company's ownership in Heiler to 100 percent.
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
During the first quarter of 2013, the Company recorded $2.8 million of additional accrued liabilities. The allocation of the purchase price consideration was based upon a preliminary valuation and the Company's estimates and assumptions are subject to change as the Company obtains additional information for estimates within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are amounts for income tax assets and liabilities. The goodwill is not deductible for tax purposes.
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
At the time of these two acquisitions, the Company was obligated to pay up to an additional $6.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $4.9 million and $6.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflect the Company's own assumptions in measuring fair value. The Company paid $0.2 million in earn-out payments during the year ended December 31, 2012, and $0.2 million and $0.7 million for the three and six months ended June 30, 2013, respectively. The fair value of the contingent consideration liability associated with these earn-outs was $3.9 million as of June 30, 2013.
The Company's business combinations completed during the six months ended June 30, 2013 and 2012 did not have a material impact on the Company's condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

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
We receive software revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, the Middle East, and Africa ("EMEA"). Revenues outside of EMEA and North America comprised approximately 11% of total consolidated revenues during the first half of 2013, 10% during 2012, and less than 10% during 2011.
During the first quarter of 2013, we performed a review of the presentation of certain of our revenue categories and adopted a revised presentation, which we believe more accurately reflects our evolving product and service offerings. A change was made to rename other revenues to subscription revenues and present subscription revenues and license revenues as software revenues. Other revenues were previously presented in services revenues. A corresponding change was made to present cost of license revenues and cost of other revenues as cost of software revenues. This change in presentation will not affect our total revenues, total cost of revenues or total gross margin. Conforming changes have been made for all prior periods presented. Subscription revenues of $6.7 million and $12.5 million for the three and six months ended June 30, 2012, respectively were reclassified from service revenues to software revenues. Cost of subscription revenues of $1.3 million and $2.0 million for the three and six months ended June 30, 2012, respectively were reclassified from cost of service revenues to cost of software revenues.
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
Total revenues in the second quarter of 2013 increased by 17% to $222.4 million compared to $190.5 million for the same period in 2012. Software revenues increased by 18% in the second quarter of 2013 from the same period in 2012 due to a 13% increase in license revenues and a 70% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the quarter ended June 30, 2013, compared to the same period in 2012. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Services revenues increased by 16% in the second quarter of 2013 from the same period in 2012 due to a 13% growth in maintenance revenues and a 28% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand.

In the first half of 2013, total revenues increased by 13% to $436.7 million from $386.5 million in the comparable period a year ago. Software revenues increased by 10% in the first half of 2013 from the same period in 2012 due to an increase of 5% in license revenues and a 69% increase in subscription revenues. The increase in license revenues reflected an increase in the number of transactions partially offset by a decrease in the average transaction size of license orders in the first half of 2013, compared to the same period in 2012. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Services revenues increased by 15% in the first half of 2013 from the same period in 2012 due to a 12% growth in maintenance revenues and a 27% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly in Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, including in the United States, macroeconomic recovery remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in several of our vertical markets, particularly the financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have continued investing in EMEA. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends and are likely to do so in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally have weaker demand for our software products and services in the first and third quarters of the year. The first half of 2013, and the first and fourth quarters of 2012 followed these seasonal trends. However, license revenues in the second and third quarters of 2012 were lower as compared to the first quarter of 2012. The uncertain macroeconomic conditions and recent changes in our sales organization, particularly the recent transition in our EMEA sales leadership, make our future results more difficult to predict based on historical seasonal trends.

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
We continue to implement changes in our worldwide sales and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the sales leadership transitions, including the recent change in our EMEA sales organization, we have also implemented pipeline generation and management initiatives and more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of this international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
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
There have been no changes in our critical accounting policies since the end of 2012.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three and six months ended June 30, 2013 and 2012 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Software	41%	41%	41%	42%
Service	59	59	59	58
Total revenues	100	100	100	100
Cost of revenues:
Software	1	1	1	1
Service	16	16	16	16
Amortization of acquired technology	3	3	3	3
Total cost of revenues	20	20	20	20
Gross profit	80	80	80	80
Operating expenses:
Research and development	19	18	19	18
Sales and marketing	40	38	39	36
General and administrative	8	8	9	8
Amortization of intangible assets	1	1	1	1
Facilities restructuring and facility lease termination costs	—	—	—	—
Acquisitions and other charges	—	—	—	—
Total operating expenses	68	65	68	63
Income from operations	12	15	12	17
Interest income	—	1	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Income before income taxes	12	16	12	17
Income tax provision	4	5	4	5
Net income	8%	11%	8%	12%

Revenues
Total revenues in the second quarter of 2013 increased by 17% to $222.4 million compared to $190.5 million for the same period in 2012. Software revenues increased by 18% in the second quarter of 2013 from the same period in 2012 due to a 13% increase in license revenues and a 70% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the quarter ended June 30, 2013, compared to the same period in 2012. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Services revenues increased by 16% in the second quarter of 2013 from the same period in 2012 due to a 13% growth in maintenance revenues and a 28% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand.

In the first half of 2013, total revenues increased by 13% to $436.7 million from $386.5 million in the comparable period a year ago. Software revenues increased by 10% in the first half of 2013 from the same period in 2012 due to an increase of 5% in license revenues and a 69% increase in subscription revenues. The increase in license revenues reflected an increase in the number of transactions partially offset by a decrease in the average transaction size of license orders in the first half of 2013, compared to the same period in 2012. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Services revenues increased by 15% in the first half of 2013 from the same period in

2012 due to a 12% growth in maintenance revenues and a 27% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand.
The following table and discussion compare our revenues by type for the three and six months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Software revenues:
License	$80,095	$70,936	13%	$158,227	$151,044	5%
Subscription	11,333	6,670	70%	21,107	12,453	69%
Total software revenues	91,428	77,606	18%	179,334	163,497	10%
Service revenues:
Maintenance	99,701	88,435	13%	195,604	174,473	12%
Consulting and education	31,310	24,451	28%	61,801	48,542	27%
Total service revenues	131,011	112,886	16%	257,405	223,015	15%
Total revenues	$222,439	$190,492	17%	$436,739	$386,512	13%
Software Revenues
License Revenues
Our license revenues increased to $80.1 million (or 36% of total revenues) and $158.2 million (or 36% of total revenues) for the three and six months ended June 30, 2013, respectively, from $70.9 million (or 37% of total revenues) and $151.0 million (or 39% of total revenues) for the three and six months ended June 30, 2012, respectively. The increase in license revenues of $9.2 million (or 13%) for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to increases in the average transaction size of license orders and the number of transactions in the quarter ended June 30, 2013, compared to the same period in 2012. The increase in license revenues of $7.2 million (or 5%) for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to an increase in the number of transactions partially offset by a decrease in the average transaction size of license orders.
The average transaction amount for orders greater than $100,000 in the second quarter of 2013, including upgrades for which we charge customers an additional fee, increased to $441,000 from $425,000 in the second quarter of 2012. The average transaction amount for orders greater than $100,000 for the six months ended June 30, 2013, including upgrades for which we charge our customers an additional fee, decreased to $426,000 from $451,000 in the same period of 2012.
The number of transactions greater than $1.0 million was 15 each in both the second quarters of 2013 and 2012. The number of transactions greater than $1.0 million increased to 34 for the six months ended June 30, 2013 from 26 in the same period of 2012. The total number of new customers that we added in the second quarter and first half of 2013, including the number of customers added through acquisitions, was 76 and 202, respectively, compared to 76 and 123, respectively, in the same periods of 2012. We had license transactions with 296 and 543 existing customers in the second quarter and first half of 2013, respectively, compared to 284 and 534, respectively, in the same periods of 2012.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.
Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, increased to $11.3 million (or 5% of total revenues) for the three months ended June 30, 2013 compared to $6.7 million (or 4% of total revenues) for the three months ended June 30, 2012. Subscription revenues increased to $21.1 million (or 5% of total revenues) for the six months ended June 30, 2013 compared to $12.5 million (or 3% of total revenues) for six months ended June 30, 2012. The increases of $4.7 million (or 70%) and $8.7 million (or 69%) in subscription revenues for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 were primarily due to an increase in the installed base of subscription customers and higher customer demand.

For the remainder of 2013, we expect our revenues from subscriptions to increase from the comparable 2012 levels primarily due to our growing installed customer base and an anticipated increase in demand for subscription offerings.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $99.7 million (or 45% of total revenues) for the three months ended June 30, 2013 compared to $88.4 million (or 46% of total revenues) for the three months ended June 30, 2012. Maintenance revenues increased to $195.6 million (or 45% of total revenues) for the six months ended June 30, 2013 compared to $174.5 million (or 45% of total revenues) for the six months ended June 30, 2012. The increases of $11.3 million (or 13%) and $21.1 million (or 12%) in maintenance revenues for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 were primarily due to the increasing size of our installed customer base, including those customers acquired through our recent acquisitions. See Note 14. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2013, we expect maintenance revenues to increase from the comparable 2012 levels due to our growing installed customer base.
Consulting and Education Revenues
Consulting and education revenues increased to $31.3 million (or 14% of total revenues) for the three months ended June 30, 2013 compared to $24.5 million (or 13% of total revenues) for the three months ended June 30, 2012. Consulting and education revenues increased to $61.8 million (or 14% of total revenues) for the six months ended June 30, 2013 compared to $48.5 million (or 13% of total revenues) for the six months ended June 30, 2012. The increases of $6.9 million (or 28%) and $13.3 million (or 27%) in consulting and education revenues for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 were primarily due to an increase in consulting revenues as a result of higher customer demand.
For the remainder of 2013, we expect our revenues from consulting and education revenues to increase from the comparable 2012 levels primarily due to an anticipated increase in demand for consulting services.
International Revenues
Our international revenues were $77.0 million (or 35% of total revenues) and $63.7 million (or 33% of total revenues) for the three months ended June 30, 2013 and 2012, respectively. Our international revenues were $147.8 million (or 34% of total revenues) and $131.5 million (or 34% of total revenues) for the six months ended June 30, 2013 and 2012, respectively. The increase of $13.3 million (or 21%) in international revenues for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to an increase in software revenues in EMEA, Latin America, and Asia, and an increase in service revenues in EMEA and Latin America. The increase of $16.3 million (or 12%) in international revenues for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to increases in service revenues in EMEA and Latin America and an increase in software revenues in Asia.
For the second half of 2013, we expect our international revenues as a percentage of total revenues to be relatively consistent with the first half of 2013, subject to the continued macroeconomic uncertainty in EMEA.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at June 30, 2013 were approximately $298.2 million compared to $257.3 million at June 30, 2012 and $297.1 million at December 31, 2012. The change in the second quarter of 2013 from the comparable period of 2012 was primarily due to increases in deferred software revenues, partially offset by a decrease in deferred service revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Cost of software revenues	$2,501	$2,444	2%	$4,643	$4,268	9%
Cost of service revenues	36,463	30,392	20%	72,493	60,126	21%
Amortization of acquired technology	5,621	5,361	5%	11,345	10,992	3%
Total cost of revenues	$44,585	$38,197	17%	$88,481	$75,386	17%
Cost of software revenues, as a percentage of software revenues	3%	3%	—%	3%	3%	—%
Cost of service revenues, as a percentage of service revenues	28%	27%	1%	28%	27%	1%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities. Cost of software revenues slightly increased to $2.5 million (or 3% of software revenues) for the three months ended June 30, 2013 compared to $2.4 million (or 3% of software revenues) in the same period of 2012. Cost of software revenues slightly increased to $4.6 million (or 3% of software revenues) for the six months ended June 30, 2013 compared to $4.3 million (or 3% of software revenues) in the same period of 2012. The increase of $0.4 million (or 9%) in cost of software revenues for the six months ended June 30, 2013 compared to the same period in 2012, was primarily due to a $0.6 million increase in fees paid to third party vendors for hosting services, partially offset by a $0.2 million decrease in software royalties.
For the remainder of 2013, we expect that our cost of software revenues as a percentage of software revenues to be relatively consistent with the first half of 2013.
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
Cost of service revenues increased to $36.5 million (or 28% of service revenues) in the second quarter of 2013 compared to $30.4 million (or 27% of service revenues) in the same period of 2012. Cost of service revenues increased to $72.5 million (or 28% of service revenues) for the six months ended June 30, 2013 compared to $60.1 million (or 27% of service revenues) in the same period of 2012. The $6.1 million (or 20%) increase in the second quarter of 2013 compared to the same period of 2012 was primarily due to a $4.8 million increase in personnel related costs (including share-based compensation), a $1.4 million increase in subcontractor fees, and a $0.2 million increase in general overhead costs, which were partially offset by a $0.3 million decrease in reimbursable expenses. The $12.4 million (or 21%) increase in the first half of 2013 compared to the same period of 2012 was primarily due to a $9.5 million increase in personnel related costs (including share-based compensation), a $2.7 million increase in subcontractor fees, and a $0.4 million increase in general overhead costs, which were partially offset by a $0.2 million decrease in reimbursable expenses.
For the remainder of 2013, we expect that our cost of service revenues, in absolute dollars, to increase from the 2012 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect the cost of service revenues as a percentage of service revenues for the remainder of 2013 to remain relatively consistent with the first half of 2013.

Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Amortization of acquired technology	$5,621	$5,361	5%	$11,345	$10,992	3%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology slightly increased to $5.6 million for the three months ended June 30, 2013 compared to $5.4 million in the same period of 2012. Amortization of acquired technology slightly increased to $11.3 million for the six months ended June 30, 2013 compared to $11.0 million in the same period of 2012. The increase of $0.2 million (or 5%) for the three months ended June 30, 2013, compared to the same period of 2012 was primarily due to $1.4 million in amortization of certain technologies from the acquisitions of Data Scout Solutions, TierData and Heiler in the second half of 2012, and Active Endpoints in the first quarter of 2013, partially offset by a $1.2 million decrease in amortization of developed technology acquired before 2012.
The increase of $0.3 million (or 3%) for the six months ended June 30, 2013, compared to the same period of 2012 was primarily due to $2.7 million in amortization of certain technologies from the acquisitions of Data Scout Solutions, TierData and Heiler in the second half of 2012, and Active Endpoints in the first quarter of 2013, partially offset by a $2.4 million decrease in amortization of developed technology acquired before 2012.
For the remainder of 2013, we expect the amortization of acquired technology to be approximately $11.0 million before the effect of any potential future acquisitions subsequent to June 30, 2013.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Research and development	$41,668	$34,791	20%	$81,191	$69,563	17%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $41.7 million (or 19% of total revenues) and $81.2 million (or 19% of total revenues) for the three and six months ended June 30, 2013, respectively, compared to $34.8 million (or 18% of total revenues) and $69.6 million (or 18% of total revenues) for the three and six months ended June 30, 2012, respectively. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $6.9 million (or 20%) increase in second quarter of 2013 compared to the same period of 2012 was primarily due to a $6.8 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount. The $11.6 million (or 17%) increase for the six months ended June 30, 2013 compared to the same period of 2012 was primarily due to a $10.3 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and a $1.3 million increase in general overhead costs.
For the remainder of 2013, we expect research and development expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first half of 2013.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Sales and marketing	$89,510	$72,667	23%	$173,567	$140,376	24%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $89.5 million (or 40% of total revenues) and $173.6 million (or 39% of total revenues) for the three and six months ended June 30, 2013, respectively, compared to $72.7 million (or 38% of total revenues) and $140.4 million (or 36% of total revenues) for the three and six months ended June 30, 2012, respectively.
The $16.8 million (or 23%) increase for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $15.0 million increase in personnel-related costs, a $1.4 million increase in general overhead costs, and a $0.5 million increase in outside services. The $33.2 million (or 24%) increase for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to $29.8 million increase in personnel-related costs, a $2.3 million increase in general overhead costs, a $0.8 million increase in outside services, and a $0.3 million increase in marketing programs. Personnel-related costs include salaries, employee benefits, sales commissions, and share-based compensation. Sales and marketing headcount increased from 916 in June 2012 to 1,035 in June 2013.
For the remainder of 2013, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first half of 2013. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
General and administrative	$19,181	$14,992	28%	$37,668	$30,677	23%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $19.2 million (or 8% of total revenues) for the three months ended June 30, 2013 compared to $15.0 million (or 8% of total revenues) for the three months ended June 30, 2012. General and administrative expenses increased to $37.7 million (or 9% of total revenues) for the six months ended June 30, 2013 compared to $30.7 million (or 8% of total revenues) for the six months ended June 30, 2012.
The $4.2 million (or 28%) increase for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to a $3.5 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount and an $0.8 million increase in outside services. The $7.0 million (or 23%) increase for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to $5.0 million increase in personnel-related costs (including share-based compensation) as a result of increased headcount, a $1.6 million increase in general overhead costs, and a $0.4 million increase in outside services.
For the remainder of 2013, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first half of 2013.

Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Amortization of intangible assets	$2,000	$1,576	27%	$3,988	$3,228	24%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets increased to $2.0 million (or 1% of total revenues) for the three months ended June 30, 2013 compared to $1.6 million (or 1% of total revenues) for the three months ended June 30, 2012. Amortization of intangible assets increased to $4.0 million (or 1% of total revenues) for the six months ended June 30, 2013 compared to $3.2 million (or 1% of total revenues) for the six months ended June 30, 2012.
The increases of $0.4 million (or 27%) and $0.8 million (or 24%) in amortization of intangible assets for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 were primarily due to increases of $0.6 million and $1.2 million amortization of intangible assets from the acquisitions of Data Scout Solutions, TierData and Heiler in the second half of 2012, and Active Endpoints in the first quarter of 2013, partially offset by a $0.2 million and a $0.4 million decrease in amortization of customer relationships acquired before 2012, respectively.
For the remainder of 2013, we expect amortization of the remaining intangible assets to be approximately $3.7 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to June 30, 2013.
Facilities Restructuring and Facility Lease Termination Costs
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Facilities restructuring and facility lease termination costs	$—	$—	—%	$—	$710	(100)%
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

Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Acquisitions and other charges (benefit)	$(436)	$67	(751)%	$1,214	$353	244%
For the three months ended June 30, 2013, acquisition and other benefit of $0.4 million primarily consisted of $2.5 million of earn-out related adjustments associated with prior acquisitions. This was partially offset by $0.9 million in charges for legal, accounting, tax, bankers' and other professional services fees, and $0.9 million of severance liabilities to former employees of an acquiree.
For the six months ended June 30, 2013, acquisition and other charges of $1.2 million primarily consisted of $2.3 million in charges for legal, accounting, tax, bankers' and other professional services fees, and $1.0 million of severance liabilities to former employees of acquirees. This was partially offset by $2.1 million of earn-out related adjustments and accretion charges associated with prior acquisitions.
Acquisition and other charges was negligible for the three months ended June 30, 2012. For the six months ended June 30, 2012, acquisition and other charges of $0.4 million primarily consisted of legal fees and earn-out accretion.
Interest and Other Expense, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Interest income	$893	$1,180	(24)%	$1,783	$2,355	(24)%
Interest expense	(128)	(129)	(1)%	(248)	(253)	(2)%
Other expense, net	(391)	(371)	(5)%	(459)	(724)	37%
Interest and other expense, net	$374	$680	(45)%	$1,076	$1,378	(22)%
Interest and other expense, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. The decrease in income of $0.3 million (or 45%) in the three months ended June 30, 2013 compared to the same period of 2012 was primarily due to lower yields. The decrease in income of $0.3 million (or 22%) in the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a decrease of $0.6 million in interest income due to lower yields and a decrease of $0.1 million in other income, which were partially offset by a $0.4 million decrease in foreign exchange losses.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Percentage Change	2013	2012	Percentage Change
Income tax provision	$8,139	$8,796	(7)%	$15,633	$20,982	(25)%
Effective tax rate	31%	30%	1%	30%	31%	(1)%
Our effective tax rates were 31% and 30% for the three months ended June 30, 2013 and 2012, respectively, and 30% and 31% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates for the three and six months ended June 30, 2013 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the recognition of the 2012 and 2013 federal research and development credits, partially offset by non-

deductible share-based compensation, state income taxes, nondeductible acquisition related costs, and the accrual of reserves related to uncertain tax positions. The effective tax rates for the three and six months ended June 30, 2012 differed from the federal statutory rate of 35% primarily due to benefits of certain earnings from operations in lower-tax jurisdictions throughout the world, the impact of the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code, and the benefit of foreign tax credits partially offset by non-deductible share-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. As of June 30, 2013, we have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest the net undistributed earnings of our foreign subsidiaries offshore.
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
Our effective tax rate in 2013 continues to be highly dependent on the result of our international operations, the execution of business combinations, the outcome of various tax audits, and the possibility of changes in tax law. For example, our effective tax rate has historically benefited from a U.S. research and development tax credit. Due to the expiration of this credit in 2012, we were unable to recognize any benefit during 2012. In January of 2013, the U.S. research and development tax credit was reinstated retroactively. Due to the timing of the enactment, we recognized the entire benefit of the 2012 credit in the quarter ended March 31, 2013. The 2013 U.S. research and development credit has been restored on a prospective basis and will be recognized through our overall effective tax rate over the entire year. In addition, we expect to incur one-time acquisition integration-related tax expenses during the third quarter of 2013, which will impact our effective tax rate significantly in the third quarter and cause our effective tax rate to increase for the full year 2013 compared to 2012.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2013, we considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the quarter ended June 30, 2013, consistent with prior periods, it was considered more likely than not that our non-share-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. The remaining valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to our adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefit of these deferred tax assets will be recorded in stockholders’ equity when they are utilized on an income tax return to reduce our taxes payable, and as such, they will not impact our effective tax rate.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $19.2 million and $17.1 million as of June 30, 2013 and 2012, respectively. We have elected to include interest and penalties as a component of tax expense. Accrued interest and penalties as of June 30, 2013 and 2012 were approximately $2.6 million and $2.9 million, respectively. As of June 30, 2013, the gross uncertain tax position was approximately $21.6 million.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of June 30, 2013, we had $604.2 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of June 30, 2013, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.

The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$108,927	$101,697
Cash used in investing activities	$(80,165)	$(160,356)
Cash used in financing activities	$(22,497)	$(2,508)
Operating Activities:  Cash provided by operating activities for the six months ended June 30, 2013 was $108.9 million, representing an increase of $7.2 million from the six months ended June 30, 2012. This increase resulted primarily from a $24.0 million change in accrued facilities restructuring charges related to the purchase of our former corporate headquarters in the first quarter of 2012, a $13.8 million increase in accounts payable and accrued liabilities, a $4.5 million increase in income taxes payable, and a $3.8 million increase in adjustments for non-cash expenses, which were partially offset by a $14.1 increase in accounts receivable, a $13.2 million increase in prepaid expenses and other assets, and a $10.5 million decrease in net income. We recognized excess tax benefits from share-based compensation of $4.8 million during the six months ended June 30, 2013. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $20.3 million during the six months ended June 30, 2013. Our “days sales outstanding” in accounts receivable decreased from 67 days at June 30, 2012 to 62 days at June 30, 2013 due to a lower amount of billings which occurred toward the end of the second quarter of 2013 compared to end of the second quarter of 2012.
Investing Activities:  Net cash used in investing activities was $80.2 million and $160.4 million for the six months ended June 30, 2013 and 2012, respectively. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under Property and Equipment in the Condensed Consolidated Balance Sheet, and approximately $21.2 million was recorded in our Condensed Consolidated Statement of Income as the net cost to terminate the facility lease.
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
Financing Activities:  Net cash used in financing activities for the six months ended June 30, 2013 was $22.5 million due to repurchases and retirement of our common stock of $43.0 million, purchase of Heiler Software AG securities of $6.4 million, withholding taxes for restricted stock units net share settlement of $5.6 million, and payment of contingent consideration of $2.5 million. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP program of $30.1 million and excess tax benefits from share-based compensation of $4.8 million.
Net cash used in financing activities for the six months ended June 30, 2012 was $2.5 million due to repurchases and retirement of our common stock of $29.7 million, withholding taxes for restricted stock units net share settlement of $6.0 million, and payment of contingent consideration of $4.1 million. These amounts were partially offset by proceeds received from the issuance of common stock to options holders and participants of our ESPP program of $27.2 million and $10.0 million of excess tax benefits from share-based compensation.

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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors. We had $53.1 million available to repurchase additional shares of our common stock under this program as of June 30, 2013. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
In connection with our acquisitions, we are obligated to pay up to an additional $7.3 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
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
Credit Agreement
In September 2010, we entered into a Credit Agreement (the "Credit Agreement") that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the six months ended June 30, 2013. No amounts were outstanding under the Credit Agreement as of June 30, 2013, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of June 30, 2013. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at June 30, 2013, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2013	2014 and 2015	2016 and 2017	2018 and Beyond
Operating lease payments	$32,193	$6,177	$15,329	$6,942	$3,745
Other obligations*	3,179	933	2,034	212	—
Total	$35,372	$7,110	$17,363	$7,154	$3,745
____________

*	Other purchase obligations and commitments include minimum royalty payments under license agreements and do not include purchase obligations discussed below.

The above commitment table does not include approximately $21.9 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 10. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases. Our contractual obligations at June 30, 2013 include the lease for our headquarters office in Redwood City, California, which is from December 15, 2004 to December 31, 2013. Minimum contractual lease payment is $1.8 million for the remainder of 2013.
In February 2000, we entered into lease agreements for two office buildings located at 2000 and 2100 Seaport Boulevard in Redwood City, California, which we occupied from August 2001 through December 2004 as our former corporate headquarters. These lease agreements were originally due to expire in July 2013. As a result of the 2004 Restructuring Plan, we relocated the corporate headquarters and subsequently entered into a series of sublease agreements with tenants to occupy a majority of the vacated space. The majority of the subleases expired in June and July 2013.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our year ended December 31, 2012 for a more complete discussion of the market risks we encounter.

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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa ("EMEA") accounted for approximately 24% and 23% of our total revenues in the second quarter of 2013 and 2012, respectively, and 23% for both six-month periods ended June 30, 2013, and 2012. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical sectors that we serve. For example, in 2010 and through the first three quarters of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in Europe at least until the sovereign debt issues are resolved. In addition, we experienced a decline in financial services transactions in the fourth quarter of 2012 as compared to the fourth quarter of 2011.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding enterprise data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, and introduced Informatica Vibe, an embedded virtual data machine, designed to embed data integration into the next generation of applications. In addition, we extended our existing master data management (“MDM”) offering through the acquisition of Siperian and Heiler Software, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired Active Endpoints in February 2013, Data Scout and TierData in 2012, ActiveBase and WisdomForce Technologies in 2011, and 29West and Siperian in 2010. In addition, in 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line. Also, in December 2012, we completed the takeover offer for Heiler Software AG, a publicly-traded German company. The squeeze-out of the remaining shareholders was effective in May 2013, increasing our ownership to 100 percent. Certain minority shareholders of Heiler Software have initiated appraisal proceedings before the Stuttgart District Court for review of the adequacy of the cash compensation paid in connection with the squeeze-out. These proceedings may result in an increase of the cash compensation to be paid to minority shareholders if the court finds that the valuation underlying the cash compensation was too low.
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

We may not be successful in overcoming these risks or any other problems encountered in connection with our acquisitions or investments. To the extent that we are unable to successfully manage these risks, our business, operating results, or financial condition could be adversely affected, and the price of our common stock could decline. Due to the complexity and scope of the Heiler Software transaction, the foregoing risks may be exacerbated. Our ability to realize any benefits of the transaction, including any potential synergies, will depend on our ability to fully integrate Heiler Software's business with ours.

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
The market for software products that enable more effective business decision making by helping companies aggregate and utilize data stored throughout an organization continues to change. While we believe that the traditional use of our technology in data warehousing applications is still growing, we expect most of our growth to come from the emerging market for broader data integration, which includes data migration, data consolidation, data synchronization, MDM, B2B data exchange, information lifecycle management, cloud data integration, and data quality projects. The use of packaged software solutions to address the needs of the broader data integration and data quality markets is relatively new and is still emerging. Our customers or prospective customers may:

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
Sales to U.S. and foreign federal, state, and local governmental agency end-customers have accounted for a portion of our revenue, and we may in the future increase sales to government entities. However, government entities have recently announced reductions in, or experienced increased pressure to reduce, government spending. In particular, such measures have adversely affected European public sector transactions. Furthermore, the continued U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending, may adversely impact future U.S. public sector transactions. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. In addition, sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. Government contracts may require the maintenance of certain security clearances for facilities and employees which can entail administrative time and effort possibly resulting in additional costs and delays. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to the government entities increases. As the use of our products, including products recently acquired or developed, expands to more sensitive, secure or mission critical uses by our government customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.
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
We continue to experience growth in our customer base and operations, which may place a strain on our management, administrative, operational and financial infrastructure. We anticipate that additional investments in our infrastructure will be necessary to scale our operations and increase productivity. These additional investments will increase our costs, and may adversely affect our operating margins if we are unable to sufficiently increase revenues to cover these additional costs. If we are unable to successfully scale our operations and increase productivity, we may be unable to execute our business strategies. Also, we have substantial real estate commitments, both leased and owned, in the United States and internationally. Our business has grown in recent years through internal expansion and through acquisitions, and we expect such growth to continue. As a result, we may need to enter into additional lease commitments, expand existing facilities, or purchase new facilities or undeveloped real estate, which may adversely affect our cash flows and results of operations. For example, in February 2012 we purchased the property associated with our former corporate headquarters in Redwood City, California, for approximately $148.6 million, which reflects a purchase price of $153.2 million less a rent credit of $4.6 million. We expect to relocate our corporate headquarters to these facilities in the third quarter of 2013. If the relocation is more complex or takes longer than anticipated, our operations could be temporarily disrupted.
In advance of this relocation, we also moved our existing data center from our corporate headquarters to an external third party facility. We also utilize other third party data center facilities to host certain of our services, systems and data. If any of these third party facilities become unavailable due to outages, interruptions or other unanticipated problems, or because they are no longer available on commercially reasonable terms or prices, our costs may increase and our operations may be impaired, which would adversely affect our business.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of June 30, 2013. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended June 30, 2013.

Period	(1) Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — April 30
From employees (1)	—	—	—	—
Repurchase program (2)	21,799	$33.26	21,799	$73,349
May 1 — May 31
From employees (1)	82,763	$32.87	—	—
Repurchase program (2)	452,496	$35.16	452,496	$57,440
June 1 — June 30
From employees (1)	—	—	—	—
Repurchase program (2)	119,863	$36.33	119,863	$53,085
Total	676,921	$35.03	594,158
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the second quarter of 2013 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market and in private transactions. In July 2012, we announced that our Board authorized an additional $100 million increase to the program. All stock repurchased pursuant to the repurchase program in the quarter ended June 30, 2013 were purchased in open market transactions. As of June 30, 2013, $53.1 million remained under the program for future share repurchases. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1	2009 Equity Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2013	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support and Services (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2013

Exhibit Number	Document

10.1	2009 Equity Incentive Plan, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.