Form 10-K
period 2013-12-31
INFORMATICA CORP
filed 2014-02-21
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
___________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2013
or
☑ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2013 was approximately $3,754,238,000 (based on the last reported sale price on June 28, 2013 for the Registrant's common stock, as reported on the NASDAQ Global Select Market).
As of January 31, 2014, there were approximately 109,212,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2013.

INFORMATICA CORPORATION

PART I

ITEM 1.  BUSINESS
Overview
Informatica Corporation is the leading independent provider of data integration software and services. Organizations around the world rely on Informatica to realize their information potential and drive top business imperatives.
We believe data is one of an organization’s most strategic assets, and our vision is to empower the data-centric world. We address the growing challenge organizations face with data, including data that is fragmented across and beyond the enterprise and data of varying quality. We have developed, and continue to innovate, solutions for a wide range of enterprises, regardless of which technology platform, application, or database a customer chooses and whether the data resides on-premise or in the cloud.  Our solutions enable a wide variety of complex, enterprise-wide data integration initiatives through technologies including data integration, data quality, information lifecycle management, data exchange, and master data management. We have built our platform and products on the Informatica Vibe architecture. Vibe is an embeddable virtual data machine that allows companies to access, aggregate, and manage data regardless of data type, source, volume, compute platform or user. Vibe enables companies to map data once, and deploy anywhere, providing our customers with the agility to avoid costly and time-consuming hand coding, recoding or redevelopment as data technologies evolve.
We are focused on growing across all data initiatives, advancing our technology leadership, and expanding our geographic presence and capabilities across all major regions. We believe we can expand our business by leveraging our success, knowledge, and the strength of our proven products that have helped our customers deploy thousands of large data management implementations.
We are organized and operate in a single segment. See Note 17. Significant Customer Information and Segment Information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which is incorporated herein by reference.
Products
We provide data integration software and services. Our products enable organizations to gain a competitive advantage in the global information economy by empowering them to access, integrate, and trust their information assets. These products comprise a comprehensive, unified, open, and economical data integration platform that enables business and IT executives, architects, and managers to provide trusted, relevant data to the business - when and where it is needed. The Informatica Platform, powered by Vibe virtual data machine, handles most types of data integration and data management projects required to support business goals.
The following products are included in the Informatica Platform:
Data Integration. Our enterprise data integration family of products includes Informatica PowerCenter, Informatica PowerExchange and Informatica Data Integration Hub. We also offer Informatica PowerCenter Express, an entry-level data integration and profiling edition for departments or small to mid-market business, and Informatica Cloud Data Integration solutions.
Informatica PowerCenter integrates data from virtually any business system, in almost any format, and quickly delivers that data throughout the enterprise to improve operational efficiency. Highly scalable and high-performance, PowerCenter serves as the foundation for all data integration projects. PowerCenter is available in a variety of editions. Additionally, many options are available to extend Informatica PowerCenter’s core data integration capabilities. Informatica PowerExchange is a family of data access products that enable IT organizations to access mission-critical data and deliver it throughout the enterprise without having to develop custom data access programs. Informatica Data Integration Hub simplifies application-to-application data integration with a publish-and-subscribe model that allows IT organizations to publish once and support one-to-many consuming applications.
Informatica Cloud Data Integration provides easy to use cloud data integration applications and integration platform as a service (“iPaaS”) that allow organizations to combine the enterprise-class benefits of the Informatica Platform with the cost and usability advantages of the latest cloud computing applications platforms. We offer Cloud integration applications, which are purpose-built, multi-tenant cloud services that allow users to integrate data across cloud-based applications, on-premise systems, databases, files and social data sources, as well as Cloud Connectors to connect to a wide variety of on-premise and cloud-based applications, including enterprise applications, databases, flat files, file feeds, and social networking sites.
Data Quality. Informatica Data Quality products deliver pervasive data quality to stakeholders, projects, and data domains, on premise or in the cloud, using a comprehensive and unified platform. Our Data Quality family of products includes a variety of Data Quality editions and AddressDoctor.

Information Lifecycle Management. Informatica Application Information Lifecycle Management ("ILM") products are designed to help IT organizations to cost-effectively manage every phase of the data lifecycle, by handling data growth, safely retiring legacy systems and applications, optimizing test data management, and protecting sensitive data. Informatica ILM products include Data Archive, Data Subset, Persistent Data Masking, Dynamic Data Masking and ILM Nearline.
Data Exchange. Informatica B2B Data Exchange offers a comprehensive technology infrastructure for multi-enterprise data integration, partner management, and business event monitoring, allowing organizations to aggregate, exchange and share data. Our data exchange products also include Data Transformation for converting structured and unstructured data to and from more broadly consumable data formats to support business-to-business and multi-enterprise transactions, as well as HParser, a data transformation (data handler) environment optimized for Hadoop.
Master Data Management. Informatica Master Data Management (“MDM”) products deliver consolidated and reliable business-critical data - also known as master data - to improve business operations. Informatica MDM identifies all business-critical master data as well as the relationships between master data that is stored in different formats and multiple systems across the enterprise. Our MDM family of products includes MDM, Product Information Management (“PIM”), Identity Resolution and Cloud MDM.
Other Solutions. We also provide a variety of other data integration software solutions, including Informatica Complex Event Processing, Informatica Data Replication, Informatica Data Services, Informatica Procurement, Informatica Ultra Messaging and Informatica Vibe Data Stream.
In addition, Informatica Communities, created in 2001, has grown to over 100,000 members in more than 190 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica's presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence. Also, the Informatica Marketplace, created in 2010, has grown to approximately 150,000 active data integration users and developers. The Informatica Marketplace provides vendors, partners and individual developers with a central location to buy and sell assets and solutions called blocks. A block can be developed for on-premise or cloud use and may include data models, mappings, mapplets, tools, utilities, packaged services, methodologies, white papers, connectors and other useful resources. Users are able to browse blocks for industry specific solutions or platform use cases. Blocks contributed to the Informatica Marketplace are evaluated for quality and value by us before becoming available.
Services
We offer a comprehensive set of services, including product-related customer support, consulting services, and education services.
We provide technical customer support for Informatica software deployments through support centers in the United States, the United Kingdom, and India, as well as staff in Brazil, Canada, China, Germany, Ireland, Japan, the Netherlands, Spain, and South Korea for both regional installations as well as geographically dispersed projects. Informatica’s Global Customer Support offers a well-engineered and comprehensive set of support programs tailored to fit customer needs. Customers and partners can access our 24x7 technical support over the phone using toll-free lines, via email, and online through Informatica’s Web portal “http://mysupport.informatica.com.”
Our consulting services are focused on helping customers to become agile data-driven enterprises, both tactically and strategically. Our services include initial configuration of the Informatica Platform, knowledge transfer to customers and partners, designing and implementing custom data integration solutions, project audit, and performance tuning, and helping customers implement enterprise-wide integration strategies such as integration competency centers or leadership lean integration practices. Our consulting strategy is to provide specialized expertise on our products to enable our customers and partners to successfully implement and sustain business solutions using our integration platform. Our Professional Services consultants use a services methodology called Informatica Velocity to guide the successful implementation of our software. Our services methodology reflects the best practices that Informatica has developed and refined through hundreds of successful projects. We have professional services staff in 19 countries.
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

Customers
Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector. No single customer accounted for 10% or more of our total revenues in 2013, 2012, or 2011.
Sales, Marketing, and Distribution
We market and sell software and services through both our direct sales force and indirect channel partners. As of December 31, 2013, we employed 1,060 people in our sales and marketing organization worldwide. Over the past several years, we have expanded our presence and capabilities in a number of geographic regions. We currently have a direct sales presence in over 20 countries and an indirect presence, through distributors and partners, in over 80 countries. We market and sell our software and services through our sales operations in North and Latin America (including Brazil, Canada, Mexico, and the United States), Europe, Middle East and Africa (including France, Denmark, Germany, Ireland, Israel, Italy, the Netherlands, Russia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, and the United Kingdom), and Asia-Pacific (including Australia, China, Hong Kong, India, Japan, South Korea, Singapore, and Taiwan).
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
Partners
We maintain relationships with a variety of strategic partners to jointly develop, market, sell, recommend, and/or implement our solutions. We also have relationships with distributors and channel partners who resell and sublicense in various regions and industries, including the United States, Canada, Europe, Middle East, Africa, Asia-Pacific, and Latin America, and provide services and support within their territories.
Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. As of December 31, 2013, more than 500 companies helped market, resell, implement, or offer Informatica's solution around the world.
Research and Development
As of December 31, 2013, we employed 1,068 people in our research and development organization and have 18 development centers in 10 countries. This team is responsible for the design, development, release and maintenance of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with product marketing, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined agile software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations and minimizing schedule risk.
When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.
Approximately 28% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, Canada, Germany, India, Ireland, Israel, the Netherlands, Russia, and the United Kingdom. Our international development effort is intended to both increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $165.9 million in 2013, $143.6 million in 2012, and $132.5 million in 2011.
Competition
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our current and potential customers for their data integration requirements. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, large vendors of data integration software products (such as IBM, Microsoft, Oracle, SAP, and SAS Institute), certain privately held companies, alternate technologies, and open source solutions. From time to time, we compete with business intelligence and analytics vendors that offer, or may develop, products with functionalities that compete with our products.
We believe we currently compete on the basis of the breadth and depth of our products’ functionality as well as on the basis of price. Additionally, we compete on the basis of certain other factors, including neutrality, dependability, user efficiency, quality of products, services, support, and versatility. We believe that we currently compete favorably with respect to these factors. For a further discussion on competition, see “Risk Factors — If we do not compete effectively, our revenues may not grow and could decline” in Part I, Item 1A of this Report.
Seasonality and Backlog
Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we have generally had weaker demand for our software products and services in the first and third quarters of the year. The first, second and fourth quarters of 2013, and the first and fourth quarters of 2012 followed these seasonal trends. However, license revenues in the third quarter of 2013 were higher as compared to the first and second quarters of 2013. In addition, license revenues in the second and third quarters of 2012 were lower as compared to the first quarter of 2012. The uncertain macroeconomic conditions and continued changes in our sales organization make our future results more difficult to predict based on historical seasonal trends. See "Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report, which is incorporated herein by reference. Our consulting and education services have sometimes been negatively impacted in the fourth and first quarters of the year due to holidays and internal Informatica meetings, which result in fewer billable hours for our consultants and fewer education classes.
Intellectual Property and Other Proprietary Rights
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have over 75 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through February 2031. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
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

Employees
As of December 31, 2013, we had a total of 3,234 employees, including 1,068 in research and development, 1,060 in sales and marketing, 728 in consulting, customer support, and education services, and 378 in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.
Additional Information
Informatica's corporate headquarters are located at 2100 Seaport Boulevard, Redwood City, California 94063, and the telephone number at that location is (650) 385-5000. We can also be reached at our Web site at www.informatica.com; however, the information in, or that can be accessed through, our Web site is not part of this Report. Informatica was incorporated in California in February 1993 and reincorporated in Delaware in April 1999.
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
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our current and potential customers for their data integration requirements. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, large vendors of data integration software products (such as IBM, Microsoft, Oracle, SAP, and SAS Institute), certain privately held companies, alternate technologies, and open source solutions. From time to time, we compete with business intelligence and analytics vendors that offer, or may develop, products with functionalities that compete with our products.
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
We believe we currently compete on the basis of the breadth and depth of our products' functionality, as well as on the basis of price. We may have difficulty competing on the basis of price in circumstances where our competitors develop and market products with similar or superior functionality and pursue an aggressive pricing strategy. For example, some of our competitors may provide guarantees of prices and product implementation, offer data integration products at no cost in order to charge a premium for additional functionality, or bundle data integration and data quality products at no cost to the customer or at deeply discounted prices for promotional purposes or as a long-term pricing strategy. These difficulties may increase as larger companies target the data integration markets. A customer may be unwilling to pay a separate cost for our data integration products if the customer has a bundled pricing arrangement with a larger company that offers a wider variety of products than us. As a result, increased competition, alternate pricing models and bundling strategies could seriously impede our ability to sell additional products and services on terms favorable to us.
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
Furthermore, during periods of U.S. and global economic slowdowns or uncertainty, as we are currently experiencing, our customers' capital spending is significantly reduced. As a result, there is significantly increased competition for the allocation of IT budget dollars, and other IT implementations may take priority over the use of our products and services.
Our success depends upon the introduction of new products, the integration of acquired products, and the enhancement of existing products.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In order to address the expanding data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we have delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, and introduced Informatica Vibe, an embedded virtual data machine, designed to embed data integration into the next generation of applications. In addition, we extended our existing master data management (“MDM”) offerings through the acquisition of Heiler Software, and we introduced various solutions for the cloud market, among others. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
Our quarterly operating results, including our software revenues and particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic uncertainty is also likely to cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new products and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 22% and 25% of our total revenues in 2013 and 2012, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
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
These conditions have also adversely affected the buying patterns of our customers and prospective customers and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions, stricter customer purchasing controls and approval processes, and a decline in our pipeline conversion rate. In addition, in the third quarter of 2013, we experienced weaker than expected results in Asia-Pacific. We expect these macroeconomic conditions, together with our recent sales execution challenges and our international sales leadership transitions, will continue to adversely affect our international results in the near term. If macroeconomic conditions continue to deteriorate or if the pace of economic recovery is slower or more uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
Our subscription offering strategy may not be successful and may adversely affect our profitability.
We offer a variety of subscription offerings, including cloud data integration products and services that provide our customers with functionality within a cloud-based IT environment, and address validation offerings that we manage and offer via a subscription-based model. Our strategy and business model for these subscription offerings, which differs from our traditional perpetual license-based model for our on-premise software products, continue to evolve. The market for subscription-based offerings, particularly for cloud-based solutions, is not as mature as the market for on-premise software products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, on-premise software solutions and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription offerings. Also, demand for our subscription offerings may unfavorably impact demand for certain of our other products and services. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. We may incur costs at a higher than expected rate as we expand our subscription business, adversely affecting our profitability. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings.
Subscription offerings may increase the difficulty of evaluating our future financial position.
With our subscription offerings, we generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenue in future quarters. We may not be able to adjust our cost structure in response to changes in revenue. Accordingly, the effect of significant downturns in sales of our subscription offerings may not be fully reflected in our results of operations until future periods. Also, as revenue from new customers is recognized over the term of their subscription, it is difficult for us to rapidly increase revenue through additional sales in any period. In addition, if we sell certain elements of our subscription-based offerings together with our perpetual license-based products, we may not be able to recognize the revenue associated with the perpetually licensed products up-front, and we may be required to recognize such revenue ratably over the term of the subscription agreement. The timing of such revenue recognition could have a potentially negative impact on our financial performance.
Furthermore, our customers have no obligation to renew their subscriptions after the expiration of their initial subscription period, and in fact, some customers have elected not to renew. As a result, we may not be able to accurately predict future renewal rates, and our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including satisfaction with our subscription offerings, the prices of our subscription offerings and the prices offered by competitors, the perceived information security of our systems, reductions in customers’ spending levels and general economic conditions. If our customers do not renew their subscriptions, or if they renew on less favorable terms, our revenue may decline.
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

•	increased expenses, delays and our limited experience in developing, testing and marketing localized versions of our products;

•	increased competition from companies in the industry segments that we target or other vendors of data integration software products that are more established in a particular region than us;

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
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. For example, recent changes we implemented in customer segmentation and sales territories adversely affected the quality of our pipeline estimates in 2012. In addition, the leadership transition in our EMEA sales organization adversely affected our pipeline management capabilities in 2012 and 2013. Continued leadership transitions in our international sales, marketing and field operations may adversely affect our ability to manage and grow our business. As we continue to implement further changes to our worldwide sales, marketing and field operations organizations, including the implementation of more rigorous sales planning and process measures and continued investment in sales specialists and domain experts, we may experience increased sales force turnover and additional disruption to our ongoing operations, and we may not experience the increases in sales force productivity that we anticipate, particularly in EMEA. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively affected.
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
Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors' products. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future. In addition, from time to time our strategic partners have acquired, and will likely continue to acquire, competitors of ours.  Such consolidation makes it critical that we continue to strengthen our relationships with other strategic partners. We may not be able to strengthen such relationships and successfully generate additional revenue.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired Active Endpoints in 2013, Data Scout and TierData in 2012, and ActiveBase and WisdomForce Technologies in 2011. In addition, in 2011, we purchased certain assets from Sand Technology relating to their Information Lifecycle Management for SAP product line. Also, in December 2012, we completed the takeover offer for Heiler Software, a publicly-traded German company. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing our ownership to 100 percent. Certain minority shareholders of Heiler Software have initiated appraisal proceedings before the Stuttgart District Court for review of the adequacy of the cash compensation paid in connection with the squeeze-out. These proceedings may result in an increase of the cash compensation to be paid to minority shareholders if the court finds that the valuation underlying the cash compensation was too low.
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
If our products and services do not achieve and/or maintain broad market acceptance, our revenues and revenue growth rate may be adversely affected.
Historically, a significant portion of our revenues have been derived from sales of our traditional data integration products, such as PowerCenter and PowerExchange, and related services. We expect sales of our traditional data integration products and services to comprise a significant portion of our revenues for the foreseeable future. If these products and services do not maintain market acceptance, our revenues may decrease.
In addition to our traditional data integration products, we have expanded our platform to include products and services in the emerging market for broader data integration initiatives, such as cloud data integration, data quality, information lifecycle management, data exchange, and MDM, among others. The market for our broader data integration products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data integration products may not succeed and may not result in significant revenue. Our newer products may not achieve market acceptance if our customers or prospective customers:

•	do not fully value the benefits of using our products;

•	do not achieve favorable results using our products;

•	use their budgets for other products that have priority over our products;

•	defer or decrease product purchases due to macroeconomic uncertainty or global economic conditions;

•	experience technical difficulties in implementing our products; or

•	use alternative methods to solve the problems addressed by our products.
Market acceptance of our products may also be affected if, among other things, competition substantially increases in the enterprise data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the functionality that our products and services provide is minimized or rendered unnecessary. In addition, in order to enable our sales personnel and our external distribution channel to sell these newer products effectively, we have continued to invest resources and incur additional costs in training programs on new product functionalities, key differentiators, and key business values. If these newer products do not achieve market acceptance, our revenues could be adversely affected and our revenue growth rate, profitability and stock price could decline.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, changes in applicable tax laws and accounting pronouncements. For example, our effective tax rate has historically benefited from the federal research and development tax credit. As of December 31, 2012, the credit had not been extended resulting in no tax benefit in 2012. This credit was extended retroactively for 2012 and prospectively for 2013 in January of 2013. We have recognized the entire benefit of the 2012 research and development credit of approximately $2.0 million during the first quarter of 2013. The benefit of the 2013 research and development tax credit was recognized in our current year effective tax rate over the entire year. In addition, we incurred significant acquisition integration-related income tax expenses during 2013, which caused our effective tax rate to increase for the full year 2013 compared to 2012. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
We are under examination by various taxing authorities covering the past several years. We may receive additional assessments from domestic and foreign tax authorities that might exceed amounts reserved by us. In the event we are unsuccessful in reducing the amount of such assessment, our business, financial condition, or results of operations could be adversely affected. Specifically, if additional taxes and/or penalties are assessed as a result of these audits, there could be a material effect on our income tax provision, operating expenses, and net income in the period or periods when that determination is made.
As our business expands, we are subject to increasingly complex regulatory and compliance obligations and differing business practices, both foreign and domestic, which may strain our resources and divert management's attention.
During the past few years, our organizational structure has increased in complexity due to compliance with financial reporting obligations, tax regulations and tax accounting requirements, acquisitions, and other regulatory and compliance requirements, including compliance with the rules and regulations related to the Sarbanes-Oxley Act of 2002 and anti-corruption and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the UK Bribery Act of 2010 (the “UK Bribery Act”). In addition, new or changing rules and regulations, including those relating to corporate governance, securities laws and public disclosure, often create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These practices may evolve over time upon new guidance from regulatory or governing bodies, resulting in continued uncertainty regarding compliance and higher costs to adopt or modify our practices accordingly. Also, as we expand internationally, we become subject to the various rules and regulations of foreign jurisdictions. If we are unable to effectively comply with the rules and regulations applicable to us, particularly those relating to financial reporting, investors may lose confidence in our ability to manage our compliance obligations, which would have an adverse effect on our stock price. Furthermore, we continue to develop our cloud products and services, which may store, transmit and process our customers' sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. These new cloud products and services may expose us to higher regulation than our traditional on-premise products and services, particularly with respect to privacy and data security. Privacy laws are changing and evolving globally, and many countries have more stringent data protection laws than those in the U.S. As a result, new cloud products and services may increase our liability exposure, compliance requirements and costs associated with privacy and data security issues. Our efforts to comply with all of these requirements may result in an increase in expenses and a diversion of management's time and attention from other business activities. If our efforts to comply differ from those intended by regulatory or governing bodies, such authorities may initiate proceedings against us and our business may be harmed.
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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Changes in existing accounting rules or practices, including the possible conversion to unified international accounting standards, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or the manner in which we conduct our business. For example, the adoption of Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification 718, Stock Compensation, has had a significant adverse impact on our consolidated results of operations as it has increased our operating expenses and the number of diluted shares outstanding and reduced our operating income and diluted earnings per share. Further, we may not be able to accurately forecast the effect of stock-based compensation on our operating income, net income, and earnings per share because the underlying assumptions, including volatility, interest rate, and expected life, of the Black-Scholes-Merton option pricing model could vary over time.
In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for revenue recognition and lease accounting. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions. It is not clear if we have the proper systems and controls in place to accommodate such changes.

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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of December 31, 2013. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants under the credit agreement as of December 31, 2013. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our corporate headquarters are located in two buildings totaling approximately 290,000 square feet in Redwood City, California, which we purchased in February 2012 and relocated to in the third quarter of 2013. Corporate headquarters are the principal facilities for our administrative, sales, marketing, product development, customer support, and services groups. We also own the associated 11.6 acres of land on which the buildings are located. Prior to the relocation, from January 2005 through August 2013, our corporate headquarters were located in a leased facility in Redwood City, California totaling approximately 159,000 square feet, and we no longer lease this facility.
We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Boston, Massachusetts; Chicago and Naperville, Illinois; New York, New York; Raleigh, North Carolina; and Reston, Virginia, which are primarily used for sales, marketing, services, and to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Melbourne and Sydney, Australia; Sao Paulo, Brazil; Toronto, Canada; Beijing, China; Paris, France; Frankfurt, Maxdorf, and Stuttgart, Germany; Mumbai, India; Dublin, Ireland; Tel Aviv, Israel; Tokyo, Japan; Nieuwegein, the Netherlands; Lisbon, Portugal; Singapore; Seoul, South Korea; Barcelona and Madrid, Spain; and London and Maidenhead, United Kingdom.
We also lease facilities in Hyderabad, India, Canberra City, Australia, Toronto, Canada, and St. Petersburg and Kazan, Russia where our offices are primarily used for product development. We also lease a facility in Bangalore, India, which is used primarily for product development, customer support, professional services, finance, and other operations. In addition, we lease office space throughout the world for our local sales and services needs. These leased facilities expire at various times through 2024. We are continually evaluating the adequacy of existing facilities and additional facilities in new cities, and we believe that, if needed, suitable additional space will be available in the future on commercially reasonable terms as needed.
For additional information, see Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
ITEM 3.  LEGAL PROCEEDINGS
The information set forth in Note 15. Litigation of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
None.

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

	High	Low
Year Ended December 31, 2013
Fourth quarter	$41.50	$36.40
Third quarter	$39.93	$34.75
Second quarter	$36.86	$31.15
First quarter	$37.73	$30.02
Year Ended December 31, 2012
Fourth quarter	$33.63	$24.90
Third quarter	$43.37	$27.49
Second quarter	$54.15	$40.02
First quarter	$53.24	$35.24
Holders of Record
At January 31, 2014, there were approximately 79 stockholders of record of our common stock, and the closing price per share of our common stock was $40.36. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 — October 31
From employees (1)	1,022	$39.04	—	—
Repurchase program (2)	117,018	$38.35	117,018	$27,644
November 1 — November 30
From employees (1)	23,342	$38.11	—	—
Repurchase program (2)	484,367	$38.70	484,367	$8,899
December 1 — December 31
From employees (1)	—	—	—	—
Repurchase program (2)	125,839	$38.94	125,839	$3,999
Total	751,588	$38.67	727,224
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the fourth quarter of fiscal 2013 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. As of December 31, 2013, we had $4.0 million remaining under the program for future share repurchases. In January 2014, we announced that our Board of Directors authorized an additional $100 million increase to the program. For further information about our stock repurchase program, see the subsection Stock Repurchase Plan in Note 7. Stockholders' Equity of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Five-Year Performance Graph: 2009-2013
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Informatica under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to stockholders of Informatica's common stock with the cumulative total return of the NASDAQ Stock Market (U.S.) Index, the NASDAQ Computer and Data Processing Services Group Index, and the NASDAQ U.S. Benchmark Computer Services TR Index. As a result of a change in the total return data made available to us, we will be replacing the NASDAQ Computer and Data Processing Services Group Index with the NASDAQ U.S. Benchmark Computer Services TR Index in our performance graph.
The graph assumes that $100 was invested on January 1, 2009 in Informatica's common stock and in each of the indices discussed above, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

450
400
350
300
250
200
150
100
50
0
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Nasdaq US
Nasdaq US Benchmark Computer Services Index
Nasdaq Computer & Data Processing Services Index
Informatica Corporation

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2013, have been derived from our audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenues:
Software (1)	$413,738	$350,175	$372,229	$307,113	$221,177
Service (1)	534,433	461,396	411,550	342,963	279,516
Total revenues	948,171	811,571	783,779	650,076	500,693
Cost of revenues:
Software (1)	9,838	7,844	8,121	6,526	4,459
Service (1)	149,136	122,798	115,831	98,561	75,225
Amortization of acquired technology	22,307	21,980	19,503	13,342	7,950
Total cost of revenues	181,281	152,622	143,455	118,429	87,634
Gross profit	766,890	658,949	640,324	531,647	413,059
Operating expenses:
Research and development	165,875	143,607	132,528	106,043	78,352
Sales and marketing	374,315	305,682	278,073	245,498	192,747
General and administrative	77,641	63,616	57,373	46,273	41,449
Amortization of intangible assets	7,729	6,578	7,717	9,539	10,051
Facilities restructuring charges (benefit)	—	710	(1,094)	1,133	1,661
Facilities restructuring and facility lease termination costs (benefit), net	2,467	2,797	1,029	1,326	(570)
Total operating expenses	628,027	522,990	475,626	409,812	323,690
Income from operations	138,863	135,959	164,698	121,835	89,369
Interest and other income (expense), net	1,859	1,808	1,930	(686)	449
Income before income taxes	140,722	137,767	166,628	121,149	89,818
Income tax provision	54,327	44,585	49,133	34,825	25,607
Net income	$86,395	$93,182	$117,495	$86,324	$64,211
Basic net income per common share	$0.80	$0.86	$1.13	$0.93	$0.73
Diluted net income per common share	$0.78	$0.83	$1.05	$0.83	$0.66
Shares used in computing basic net income per common share	108,146	107,874	103,956	92,361	87,991
Shares used in computing diluted net income per common share	111,394	112,089	112,540	109,083	103,312

(1)
As discussed in Note 2 of this report, we revised presentation of revenues and cost of revenues in 2013. Subscription revenues and cost of subscription revenues were previously presented within Service, and are now included in Software. Subscription revenues of $29.2 million, $18.6 million, $12.0 million, and $6.9 million for the years end December 31, 2012, 2011, 2010, and 2009, respectively were reclassified from service revenues to software revenues. Cost of subscription revenues of $3.4 million, $3.1 million, $2.0 million, and $1.3 million for the years end December 31, 2012, 2011, 2010, and 2009, respectively were reclassified from cost of service revenues to cost of software revenues.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$297,818	$190,127	$316,835	$208,899	$159,197
Short-term investments	$379,616	$345,478	$285,579	$262,047	$305,283
Working capital	$505,386	$389,534	$469,861	$169,253	$358,435
Total assets	$1,723,021	$1,512,217	$1,380,748	$1,189,641	$989,622
Long-term debt	$—	$—	$—	$—	$201,000
Total Informatica Corporation stockholders’ equity	$1,235,750	$1,103,105	$992,203	$644,982	$483,113

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
Overview
We are the leading independent provider of data integration software and services. We generate revenues from sales of software licenses, subscription-based licenses, maintenance and support services, and professional services, consisting of consulting and education services.
We receive license revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in EMEA. Revenues outside of EMEA and North America comprised approximately 10% of total consolidated revenues during 2013 and 2012, and less than 10% during 2011.
During the first quarter of 2013, we performed a review of the presentation of certain of our revenue categories and adopted a revised presentation, which we believe more accurately reflects our evolving product and service offerings. A change was made to rename other revenues to subscription revenues and present subscription revenues and license revenues as software revenues. Other revenues were previously presented in services revenues. A corresponding change was made to present cost of license revenues and cost of other revenues as cost of software revenues. This change in presentation did not affect our total revenues, total cost of revenues or total gross margin. Conforming changes have been made for all prior periods presented. Subscription revenues of $29.2 million and $18.6 million for the years ended December 31, 2012, and 2011, respectively, were reclassified from service revenues to software revenues. Cost of subscription revenues of $3.4 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively, were reclassified from cost of service revenues to cost of software revenues.
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
We grew our total revenues in 2013 by 17% to $948.2 million compared to $811.6 million in 2012. Our software revenues increased by 18% to $413.7 million from $350.2 million in 2012 due to a 14% increase in license revenues and a 60% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in 2013 compared to 2012. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Service revenues increased by 16% year over year due to a 13% growth in maintenance revenues and a 24% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was due to higher customer demand for both services.
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

•
Product Introductions and Enhancements:  To address the expanding data integration needs of our customers and prospective customers, we introduce new products and technology enhancements on a regular basis, including products we acquire. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends that are likely to continue in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally had weaker demand for our software products and services in the first and third quarters of the year. The first, second and fourth quarters of 2013, and the first and fourth quarters of 2012 followed these seasonal trends. However, license revenues in the third quarter of 2013 were higher as compared to the first and second quarters of 2013, and license revenues in the second and third quarters of 2012 were lower as compared to the first quarter of 2012. The uncertain macroeconomic conditions and recent changes in our sales organization, particularly the recent transition in our EMEA sales leadership, make our future results more difficult to predict based on historical seasonal trends.

•
Macroeconomic Conditions:  The United States and many foreign economies, particularly in Europe, continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, including in the United States, the macroeconomic environment remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in several of our vertical markets, particularly financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we have made incremental investments in Asia-Pacific and Latin America, and have continued investing in EMEA. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain.

     We focus on a number of key initiatives to address these factors and other opportunities and challenges. These key initiatives include the broadening of our distribution capability worldwide, the enablement of our sales force and distribution channel to sell both our existing products and technologies as well as new products and technologies, the alignment of our worldwide sales and field operations with company-wide initiatives and the implementation of a more rigorous sales process, the strengthening of our partnerships, and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these key initiatives successfully, we may not be able to continue to grow our business at our historic growth rates.
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
We have broadened our distribution efforts, and we have continued to expand our sales both in terms of traditional data warehousing products and more strategic data integration solutions beyond data warehousing, including cloud data integration, data quality, information lifecycle management, data exchange, and master data management, among others. We also operate the Informatica Marketplace, which allows buyers and sellers to share and leverage data integration solutions. To address the risks of introducing new products or enhancements to our existing products, we have continued to invest in programs to help train our internal sales force and our external distribution channel on new product functionalities, key differentiators, and key business values. These programs include user conferences for customers and partners, our annual sales kickoff conference for all sales and key marketing personnel, “webinars” and other informational seminars and materials for our direct sales force and indirect distribution channel, in-person technical seminars for our pre-sales consultants, the building of product demonstrations, and creation and distribution of targeted marketing collateral.
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

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, income taxes, business combinations, impairment of goodwill and intangible assets, stock-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our estimates, judgments, and assumptions relative to our critical accounting policies have not differed materially from actual results. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for further information on our significant accounting policies.

Revenue Recognition
The basis for recognizing our revenue is determined by ASC 985-605, Software Revenue Recognition, ASC 605-25, Multiple Element Arrangements, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. The accounting rules related to revenue recognition are complex and require management to make significant judgments
We derive revenues from sales of software licenses, subscription-based licenses for a variety of cloud and address validation offerings, maintenance and support services (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We recognize revenue applying the basic revenue recognition criteria when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to sales transactions, we must exercise judgment and use estimates to determine the amount of software and services revenue to be recognized at each period.
We enter into multiple element arrangements that contain software and software-related elements, such as software licenses, subscription-based licenses for address validation offerings, maintenance and support, consulting, and education services. We use the residual method to allocate revenue to the software license and recognize license revenue upon delivery when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements of the arrangement. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. We are required to exercise judgment in determining if VSOE exists for each undelivered element.
We enter into multiple element arrangements that contain both software, such as software licenses, and deliverables not within the scope of ASC 985-605, such as cloud offerings. We first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole, and to the elements not within the scope of ASC 985-605. The allocation of arrangement consideration is based on the selling price hierarchy, which includes (i) VSOE if available, (ii) third party evidence ("TPE") if VSOE is not available, or (iii) estimated selling price ("ESP") if neither VSOE nor TPE is available. We then further allocate consideration within the software group to the respective elements within that group following the guidance in ASC 985-605. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element as described above.
We establish VSOE for each element based on the price charged when an element is sold separately. In certain limited instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequent selling of each element separately, not pricing products or services within a narrow range, or only having a limited sales history.
For multiple element arrangements that contain both software and deliverables not within the scope of ASC 985-605, when VSOE cannot be established for deliverables not within the scope of ASC 985-605, we attempt to establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish a selling price using VSOE or TPE, we use ESP in our allocation of the arrangement consideration. We determine ESP by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting levels dependent on the size of transactions, whether an order represents an upgrade of a previous order and the type of customer. The determination of ESP is made through consultation with our management, taking into consideration our pricing practices and go-to-market strategy. As our, or our competitors’, pricing and go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to our determination of VSOE, TPE and ESP. As a result, our future revenue recognition for multiple-element arrangements could differ materially from our results in the current period. Selling prices are analyzed on a quarterly basis or more frequently if we experience significant changes in our selling prices.
Subscription revenues, primarily consisting of revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, are recognized ratably over the subscription term.
Maintenance revenues, which consist of fees for ongoing support and product updates, if and when available, are recognized ratably over the term of the contract, typically one year.
Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Occasionally, contracts are on a fixed-fee basis and, accordingly, revenues are recognized on a proportional performance model based on actual services performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved. Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software and are not considered essential to the functionality of the software. If, in our judgment, the software arrangement includes significant modification or customization of the software, then software license revenue is recognized as the consulting services revenue is recognized.
Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and on-line. Revenues are recognized as the classes are delivered.
We recognize revenues net of applicable sales taxes, financing charges that we have absorbed, and amounts retained by our resellers and distributors, if any. Our agreements do not permit returns, and historically we have not had any significant returns or refunds; therefore, we have not established a sales return reserve at this time.
Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns.  The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been taken into account.
A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our income tax provision line of our consolidated statements of income.
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
Although we believe the estimates and assumptions that we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired companies and are inherently uncertain. The following are some of the examples of critical estimates that we have applied in our acquisitions:

•	future expected cash flows from software license sales, subscriptions, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents;

•	expected costs to develop the in-process research and development into commercially viable products and estimated cash flows from the projects when completed;

•	the acquired company's brand and competitive position as well as assumptions about the period of time the acquired brand will continue to be used in the combined company's product portfolio; and

•	discount rates.
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
Accounting for Impairment of Goodwill and Intangible Assets
We assess goodwill for impairment annually on October 31 of each year and whenever an event or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles - Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We performed our annual goodwill impairment tests on October 31, 2013, 2012, and 2011 and concluded that there was no impairment.
We evaluate intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. We measure any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. We did not recognize any impairment charges of intangible assets in 2013, 2012, and 2011.
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
Stock-based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), and stock purchased under our Employee Stock Purchase Plan ("ESPP"). Stock-based compensation expense is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over its requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of stock-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could impact stock-based compensation expense from one period to the next.
We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility is based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We derived our expected life of the options that we granted in 2013 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. In addition, we apply an expected forfeiture rate in determining the amount of stock-based compensation. We use historical forfeitures to estimate our future forfeiture rates.
We recognize the stock-based compensation expense for PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. We estimate the number of PRSUs ultimately expected to vest and recognize expense using the graded vesting attribution method over the requisite service period. Changes in our estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the stock-based compensation expense from one period to the next.
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
Allowance for Doubtful Accounts
We make estimates as to the overall collectability of accounts receivable and provide an allowance for accounts receivable considered uncollectible. We specifically analyze accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We record the adjustment in general and administrative expense.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Results of Operations
The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2013	2012	2011
Revenues:
Software	44%	43%	47%
Service	56	57	53
Total revenues	100	100	100
Cost of revenues:
Software	1	1	1
Service	16	15	15
Amortization of acquired technology	2	3	2
Total cost of revenues	19	19	18
Gross profit	81	81	82
Operating expenses:
Research and development	17	17	17
Sales and marketing	40	38	36
General and administrative	8	8	7
Amortization of intangible assets	1	1	1
Facilities restructuring and facility lease termination costs (benefit), net	—	—	—
Acquisitions and other charges	—	—	—
Total operating expenses	66	64	61
Income from operations	15	17	21
Interest and other income (expense), net	—	—	—
Income before income taxes	15	17	21
Income tax provision	6	6	6
Net income	9%	11%	15%

Revenues
Our total revenues increased to $948.2 million in 2013 compared to $811.6 million in 2012, and $783.8 million in 2011, representing an increase of $136.6 million (or 17%) in 2013 from 2012 and an increase of $27.8 million (or 4%) in 2012 from 2011. The increase in 2013 from 2012 was primarily due to an increase in license revenues resulting from increases in average transaction size and the number of transactions in 2013 as compared to 2012, as well as an increase in maintenance revenues as a result of growth in our customer installed base. The increase in 2012 from 2011 was primarily due to an increase in maintenance revenues as a result of growth in our customer installed base, partially offset by a decrease in license revenues as a result of reduced number of license transactions.

The following table and discussion compare our revenues for the three years ended December 31, 2013 (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Software revenues:
License	$367,074	$320,982	$353,664	14%	(9)%
Subscription	46,664	29,193	18,565	60%	57%
Total software revenues	413,738	350,175	372,229	18%	(6)%
Service revenues:
Maintenance	409,325	360,769	314,043	13%	15%
Consulting and education	125,108	100,627	97,507	24%	3%
Total service revenues	534,433	461,396	411,550	16%	12%
Total revenues	$948,171	$811,571	$783,779	17%	4%
Software Revenues
Our software revenues were $413.7 million (or 44% of total revenues) in 2013 compared to $350.2 million (or 43% of total revenues) in 2012, and $372.2 million (or 47% of total revenues) in 2011, representing an increase of $63.6 million (or 18%) in 2013 from 2012, and a decline of $22.1 million (or 6%) in 2012 from 2011.
License Revenues
Our license revenues were $367.1 million (or 39% of total revenues) in 2013 compared to $321.0 million (or 40% of total revenues) in 2012, and $353.7 million (or 45% of total revenues) in 2011, representing an increase of $46.1 million (or 14%) in 2013 from 2012, and a decline of $32.7 million (or 9%) in 2012 from 2011. The increase in license revenues in 2013 from 2012 was primarily due to an increase in the number of transactions and the average transaction size of license orders. The decrease in license revenues in 2012 from 2011 was primarily due to a decrease in the number of license transactions as a result of a decline in our pipeline conversion rate, and due to the factors discussed above in the “Overview” section.
We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available. The average transaction amount for orders greater than $100,000 in 2013, including upgrades, for which we charge customers an additional fee, increased to $484,000 from $451,000 and $430,000 in 2012 and 2011, respectively. The number of transactions greater than $1.0 million increased to 89 in 2013 from 65 in 2012 and 66 in 2011.
Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, increased to $46.7 million (or 5% of total revenues) in 2013 compared to $29.2 million (or 4% of total revenues) in 2012, and $18.6 million (or 2% of total revenues) in 2011. The increases in subscription revenues of $17.5 million (or 60%) in 2013 from 2012, and $10.6 million (or 57%) in 2012 from 2011 were primarily due to an increase in the installed base of subscription customers and higher customer demand.
We expect our revenues from subscriptions to increase in 2014 from the 2013 levels primarily due to our growing installed customer base and an anticipated increase in demand for subscription offerings.

Service Revenues
Our service revenues were $534.4 million (or 56% of total revenues) in 2013 compared to $461.4 million (or 57% of total revenues) in 2012, and $411.6 million (or 53% of total revenues) in 2011, representing growth of $73.0 million (or 16%) in 2013 from 2012, and $49.8 million (or 12%) in 2012 from 2011.
Maintenance Revenues
Maintenance revenues increased to $409.3 million (or 43% of total revenues) in 2013 from $360.8 million (or 44% of total revenues) in 2012, and $314.0 million (or 40% of total revenues) in 2011, representing growth of $48.6 million (or 13%) in 2013 from 2012, and $46.7 million (or 15%) in 2012 from 2011. The increases in maintenance revenues in 2013 and 2012 were primarily due to the increasing size of our installed customer base, including those customers acquired through our recent acquisitions. See Note 19. Acquisitions of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
We expect maintenance revenues to increase in 2014 from the 2013 levels due to our growing installed customer base.
Consulting and Education Revenues
Consulting and education revenues increased to $125.1 million (or 13% of total revenues) in 2013 from $100.6 million (or 12% of total revenues) in 2012, and $97.5 million (or 12% of total revenues) in 2011, representing growth of $24.5 million (or 24%) in 2013 from 2012, and $3.1 million (or 3%) in 2012 from 2011. The increases in consulting and education revenues were primarily due to higher customer demand in both services.
We expect our revenues from consulting and education revenues to increase in 2014 from the 2013 levels due to an anticipated increase in demand for consulting services.
International Revenues
Our international revenues were $305.5 million (or 32% of total revenues) in 2013, $287.4 million (or 35% of total revenues) in 2012, and $267.4 million (or 34% of total revenues) in 2011. The increase of $18.1 million (or 6%) in 2013 from 2012 was primarily due to increases in maintenance revenues in EMEA, Asia and Latin America; increases in consulting revenues in EMEA and Latin America, partially offset by a decrease in Asia; and increases in subscription revenues in EMEA and Asia. Conversely, license revenues decreased in EMEA, partially offset by an increase in Asia. The increase of $19.9 million (or 7%) in 2012 from 2011 was primarily due to an increase in maintenance and consulting revenues in EMEA, Asia and Latin America, partially offset by a decrease in license revenues in EMEA.
We expect our international revenues as a percentage of total revenues in 2014 to be relatively consistent with, or increase from, the comparable 2013 levels, subject to the continued macroeconomic uncertainty in Europe.
Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)
Our potential future revenues include backlog consisting primarily of (1) product orders (both on a perpetual and subscription basis) that have not shipped as of the end of a given quarter, (2) product orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized after cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) subscription offerings that are recognized over the period of performance as services are provided, (3) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (4) consulting and education services revenues that have been prepaid but for which services have not yet been performed.
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at December 31, 2013 were approximately $343.2 million compared to $297.1 million at December 31, 2012. The increase in 2013 was primarily due to an increase in deferred maintenance revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Cost of software revenues	$9,838	$7,844	$8,121	25%	(3)%
Cost of service revenues	149,136	122,798	115,831	21%	6%
Amortization of acquired technology	22,307	21,980	19,503	1%	13%
Total cost of revenues	$181,281	$152,622	$143,455	19%	6%
Cost of software revenues, as a percentage of software revenues	2%	2%	2%	—%	—%
Cost of service revenues, as a percentage of service revenues	28%	27%	28%	1%	(1)%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities. Cost of software revenues was $9.8 million (or 2% of software revenues) in 2013, $7.8 million (or 2% of software revenues) in 2012, and $8.1 million (or 2% of software revenues) in 2011. The increase of $2.0 million (or 25%) in 2013 from 2012 was primarily due to a $1.1 million increase in software royalties and a $0.9 million increase in fees paid to third party vendors for hosting services in 2013 compared to 2012.
We expect that our cost of software revenues as a percentage of software revenues in 2014 to be relatively consistent with 2013 levels.
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
Cost of service revenues was $149.1 million (or 28% of service revenues) in 2013, $122.8 million (or 27% of service revenues) in 2012, and $115.8 million (or 28% of service revenues) in 2011. The increase of $26.3 million (or 21%) in 2013 from 2012 was primarily due to a $17.8 million increase in personnel related costs (including stock-based compensation), a $7.1 million increase in subcontractor services, and a $1.4 million increase in general overhead costs.
The $7.0 million (or 6%) increase in 2012 from 2011 was primarily due to a $5.8 million increase in personnel related costs (including stock-based compensation) and a $0.4 million increase in reimbursable expenses. The majority of these increases were driven by increased headcount in 2012 compared to 2011.
We expect that our cost of service revenues, in absolute dollars, to increase in 2014 from the 2013 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2014 to remain relatively consistent with 2013 levels.

Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Amortization of acquired technology	$22,307	$21,980	$19,503	1%	13%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $22.3 million, $22.0 million, and $19.5 million in 2013, 2012, and 2011, respectively. The $0.3 million (or 1%) increase in 2013 from 2012 was primarily due to $1.4 million increase in amortization of certain technologies from the acquisition of Active Endpoints in 2013, partially offset by a $1.1 million decrease in amortization of developed technology acquired before 2013. The $2.5 million (or 13%) increase in 2012 from 2011 is the result of amortization of certain technologies that we acquired from the acquisitions of ActiveBase, WisdomForce Technologies, Sand Technology, Data Scout Solutions, and TierData.
We expect the amortization of acquired technology to be approximately $13.0 million in 2014 before the effect of any potential future acquisitions subsequent to December 31, 2013.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Research and development	$165,875	$143,607	$132,528	16%	8%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $165.9 million (or 17% of total revenues), $143.6 million (or 17% of total revenues), and $132.5 million (or 17% of total revenues) for the years ended December 31, 2013, 2012, and 2011, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $22.3 million (or 16%) increase in 2013 from 2012 was primarily due to a $18.6 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $3.7 million increase in general overhead costs.
The $11.1 million (or 8%) increase in 2012 from 2011 was primarily due to a $9.6 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $1.5 million increase in general overhead costs.
We expect research and development expenses as a percentage of total revenues in 2014 to be relatively consistent with, or slightly increase from, the comparable 2013 levels.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Sales and marketing	$374,315	$305,682	$278,073	22%	10%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $374.3 million (or 40% of total revenues), $305.7 million (or 38% of total revenues), and $278.1 million (or 36% of total revenues) for 2013, 2012, and 2011, respectively.
The $68.6 million (or 22%) increase from 2012 to 2013 was primarily due to a $61.5 million increase in personnel-related costs, a $5.0 million increase in general overhead costs, and a $2.1 million increase in outside services. Personnel-related costs include salaries, employee benefits, sales commissions, and stock-based compensation. Sales and marketing headcount increased from 968 in 2012 to 1,060 in 2013. The sales and marketing expenses as a percentage of total revenues increased by 2 percentage points in 2013 compared to 2012 primarily due to an increase in headcount and personnel costs, and a decline in sales productivity in 2013.
The $27.6 million (or 10%) increase from 2011 to 2012 was primarily due to a $24.1 million increase in personnel-related costs, a $2.0 million increase in general overhead costs, and a $1.5 million increase in outside services. The sales and marketing expense as a percentage of total revenues increased by 2 percentage points in 2012 compared to 2011 primarily due to an increase in headcount and personnel costs, and a decline in sales productivity in 2012. Sales and marketing headcount increased from 869 in 2011 to 968 in 2012.
We expect sales and marketing expenses as a percentage of total revenues in 2014 to be relatively consistent with 2013 levels. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
General and administrative	$77,641	$63,616	$57,373	22%	11%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses were $77.6 million (or 8% of total revenues), $63.6 million (or 8% of total revenues), and $57.4 million (or 7% of total revenues) for the years ended December 31, 2013, 2012, and 2011, respectively.
General and administrative expenses increased by $14.0 million (or 22%) in 2013 from 2012 due to a $10.0 million increase in personnel-related costs (including stock-based compensation) and a $4.0 million increase in general overhead and facilities costs. The increase in personnel-related costs of $10.0 million was due to headcount growth in 2013 from 2012 and an increase of $3.3 million in stock-based compensation.
General and administrative expenses increased by $6.2 million (or 11%) in 2012 from 2011 due to a $4.5 million increase in personnel-related costs (including stock-based compensation), a $1.3 million increase in general overhead costs, and a $0.4 million increase in the provision for doubtful accounts. The increase in personnel-related costs of $4.5 million was due to headcount growth in 2012 from 2011 and an increase of $1.3 million in stock-based compensation.

We expect general and administrative expenses as a percentage of total revenues in 2014 to be relatively consistent with the 2013 levels.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Amortization of intangible assets	$7,729	$6,578	$7,717	17%	(15)%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, covenants not to compete, and patents through prior business acquisitions. Amortization of intangible assets was $7.7 million, $6.6 million, and $7.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The increase of $1.2 million in 2013 in amortization of intangible assets compared to 2012 was primarily due to increases in amortization of intangible assets from the acquisitions of Heiler Software in late 2012 and Active Endpoints in 2013. The decrease of $1.1 million in 2012 in amortization of intangible assets compared to 2011 was primarily due to decreases in amortization of customer relationships.
We expect amortization of the remaining intangible assets to be approximately $4.7 million in 2014, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions.
Facilities Restructuring and Facility Lease Termination Costs (Benefit), Net
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs (benefit), net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Facilities restructuring and facility lease termination costs (benefit), net	$—	$710	$(1,094)	(100)%	(165)%
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

Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Acquisitions and other charges	$2,467	$2,797	$1,029	(12)%	172%
In 2013, acquisition and other charges of $2.5 million primarily consisted of $2.9 million in charges for legal, accounting, tax, bankers' and other professional services fees, and $1.2 million of severance liabilities to former employees of acquirees. This was partially offset by $1.6 million net benefit for earn-out related adjustments and accretion charges associated with prior acquisitions.
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
Interest and Other Expense, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Interest income	$3,486	$3,993	$4,813	(13)%	(17)%
Interest expense	(462)	(497)	(2,126)	(7)%	(77)%
Other expense, net	(1,165)	(1,688)	(757)	31%	(123)%
Interest and other expense, net	$1,859	$1,808	$1,930	3%	(6)%
Interest and other expense, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other expense, net was $1.9 million, $1.8 million, and $1.9 million in 2013, 2012, and 2011, respectively.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2012 to 2013	2011 to 2012
	2013	2012	2011
Income tax provision	$54,327	$44,585	$49,133	22%	(9)%
Effective tax rate	39%	32%	29%	7%	3%
Our effective tax rates were 39%, 32%, and 29% for 2013, 2012, and 2011, respectively. The higher tax rate for 2013 was primarily attributable to non-deductible stock-based compensation, state income taxes, the accrual of reserves related to uncertain tax positions and acquisition integration-related income tax expenses resulted in higher taxes in our foreign earnings partially offset by the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code and the recognition of the 2012 and 2013 federal research and development credits.
Due to the expiration of the research and development credit in 2012, we were unable to recognize any benefit during 2012. This credit was reinstated retroactively in January 2013. Due to the timing of the enactment, we recognized the entire benefit of the 2012 credit in the first quarter of 2013. As of December 31, 2013, net undistributed earnings from our foreign subsidiaries are continued to be indefinitely reinvested and no provision for U.S. income taxes has been provided thereon.
The effective tax rate of 32% for 2012 and 29% for 2011 differed from the federal statutory rate of 35% primarily due to benefits of foreign earnings in lower-tax jurisdictions, the domestic manufacturing deduction and the benefit of foreign tax credits, partially offset by non-deductible stock-based compensation, state income taxes, acquisition related items, and the accrual of reserves related to uncertain tax positions. The benefit of the 2012 research and development credit was recognized in the first quarter of 2013 due to the timing of enactment.
We are a U.S.-based multinational company subject to tax in various U.S. and foreign tax jurisdictions. This fact causes our tax rate to be sensitive to the geographic mix of our business. A significant portion of our foreign earnings for the current fiscal year were earned by Netherlands and other European subsidiaries. Our results of operations will continue to be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
Our effective tax rate in 2014 will be highly dependent on the result of our global operations, the execution of business combinations, the outcome of various tax audits and any changes in applicable tax laws. For example, our effective tax rate has historically benefited from the federal research and development tax credit. This credit is currently expired for 2014 and has not yet been reinstated. Further, the geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries.

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of December 31, 2013, we had $677.4 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of December 31, 2013, we had $220.0 million available for borrowing under the Credit Agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.
The following table summarizes our cash flows for 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cash provided by operating activities	$201,150	$200,501	$174,475
Cash used in investing activities	$(71,440)	$(290,098)	$(69,155)
Cash provided by (used in) financing activities	$(23,781)	$(37,784)	$6,965
Operating Activities:  Cash provided by operating activities in 2013 was $201.2 million, representing an increase of $0.6 million from 2012. This increase resulted primarily from a $22.3 million increase in accrued facilities restructuring charges, a $17.8 million increase in accounts payable and accrued liabilities, an $11.4 million increase in deferred revenues and an $8.0 million increase in income taxes payable, which were partially offset by a $40.7 million increase in accounts receivable, a $10.2 million increase in prepaid expenses and other assets, a $6.8 million decrease in net income, and a $1.2 million decrease in adjustments for non-cash expenses. We recognized excess tax benefits from stock-based compensation of $27.5 million during the year ended December 31, 2013. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of

$42.7 million during the year ended December 31, 2013. Our “days sales outstanding” in accounts receivable was 67 days at both December 31, 2012 and December 31, 2013.
Cash provided by operating activities in 2012 was $200.5 million, representing an increase of $26.0 million from 2011. This increase resulted primarily from a $13.8 million increase in adjustments for non-cash expenses, a $37.0 million decrease in accounts receivable, and a $30.8 million decrease in prepaid expenses and other assets, which were partially offset by a $24.3 million decrease in net income, an $11.5 million decrease in accounts payable and accrued liabilities, a $10.5 million decrease in income taxes payable, and a $9.6 million decrease in accrued facilities restructuring charges. We recognized excess tax benefits from stock-based compensation of $17.0 million during the year ended December 31, 2012. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $31.2 million during the year ended December 31, 2012. Our “days sales outstanding” in accounts receivable decreased from 71 days at December 31, 2011 to 67 days at December 31, 2012 due to stronger collections in the fourth quarter of 2012, compared to 2011.
Cash provided by operating activities in 2011 was $174.5 million, representing an increase of $42.6 million from 2010. This increase resulted primarily from a $31.2 million increase in net income, a $7.8 million increase in adjustments for non-cash expenses, a $1.8 million increase in deferred revenues, and a $29.8 million increase in income taxes payable, which were partially offset by a $0.7 million increase in accounts receivable, a $20.8 million increase in prepaid expenses and other assets, and a $6.5 million decrease in accounts payable and accrued liabilities. We recognized excess tax benefits from stock-based compensation of $30.0 million during the year ended December 31, 2011. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $7.1 million during the year ended December 31, 2011. Our “days sales outstanding” in accounts receivable increased from 68 days at December 31, 2010 to 71 days at December 31, 2011 due to a higher amount of billings which occurred toward the end of 2011, compared to 2010.
Investing Activities:  Net cash used in investing activities was $71.4 million in 2013 due to $367.6 million of purchases of investments, $7.5 million used for acquisitions of businesses, net of cash acquired, $26.5 million in purchases of property and equipment and $0.4 million in purchase of developed technology. These amounts were partially offset by cash provided from the maturities of investments of $188.0 million and sales of investments of $144.6 million.
Net cash used in investing activities was $290.1 million in 2012. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under property and equipment in the consolidated balance sheet, and approximately $21.2 million was recorded in our consolidated statement of income as the net cost to terminate the facility lease. We relocated our corporate headquarters to the purchased property in the third quarter of 2013. We also used cash in purchases of investments of $266.1 million and acquisitions of businesses of $90.5 million, net of cash acquired. These amounts were partially offset by cash provided from the sales of investments of $119.0 million and maturities of investments of $89.4 million.
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

In February 2013, we acquired Active Endpoints for approximately $10.0 million in cash. Approximately $1.5 million of the consideration otherwise payable to former Active Endpoints stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The escrow will remain in place until May 2014.

In 2012, we completed a takeover offer and acquired a majority interest in Heiler Software for an aggregate amount of $82.1 million, net of cash acquired. As of December 31, 2012, we held approximately 97.7% of the outstanding shares of Heiler Software. The squeeze-out of the remaining shareholders of Heiler Software was effective in the second quarter of 2013, increasing our ownership of Heiler Software to 100 percent. Also in 2012, we acquired DataScout Solutions Group Limited and TierData, Inc. for an aggregate amount of $8.4 million, net of cash acquired. Approximately $1.4 million of the consideration otherwise payable to former Data Scout shareholders was held as partial security for certain indemnification obligations, and will be held back until March 2014. Approximately $1.4 million of the consideration otherwise payable to former TierData stockholders was held as partial security for certain indemnification obligations, and will be held back until March 2014.
In 2011, we acquired WisdomForce Technologies, Inc., ActiveBase Ltd., and certain assets of Sand Technology Inc. for an aggregate amount of $33.0 million, net of cash acquired.
During 2013, we made a $2.0 million investment in a privately-held company. In 2010, we made a $1.5 million investment in a privately-held company, and from 2011 to 2012, we made additional investments in that company of $0.6 million. The carrying value of these investments was $4.1 million at December 31, 2013.
Financing Activities: Net cash used in financing activities in 2013 was $23.8 million due to repurchases and retirement of our common stock of $92.1 million, payment of contingent consideration in connection with acquisitions of $4.2 million, purchase of Heiler Software securities of $6.4 million, and withholding taxes for restricted stock units net share settlement of $7.3 million. These amounts were partially offset by $58.7 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $27.5 million of excess tax benefits from stock-based compensation.
 Net cash used in financing activities in 2012 was $37.8 million due to repurchases and retirement of our common stock of $81.0 million, payment of contingent consideration in connection with acquisitions of $8.1 million, and withholding taxes for restricted stock units net share settlement of $6.7 million. These amounts were offset by $41.4 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $17.0 million of excess tax benefits from stock-based compensation.
Net cash provided by financing activities in 2011 was $7.0 million due to $58.7 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $30.0 million of excess tax benefits from stock-based compensation. These amounts were offset by repurchases and retirement of our common stock of $74.5 million, withholding taxes for restricted stock units net share settlement of $6.2 million, and payment of contingent consideration of $1.0 million.
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
We repurchased 2,487,957 shares for $92.1 million, 2,434,647 shares for $81.0 million, and 1,574,612 shares for $74.5 million in fiscal 2013, 2012, and 2011, respectively. During 2011, we repurchased $29.0 million of our Convertible Senior Notes at a cost of $27.3 million up through its redemption on March 18, 2011. We have $4.0 million available to repurchase additional shares of our common stock under this program as of December 31, 2013. In January 2014, we announced that our Board authorized an additional $100 million increase to the program. See Part II, Item 5 of this Report for information regarding the number of shares purchased under the stock repurchase program.
In connection with our acquisitions, we are obligated to pay up to an additional $4.3 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.

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
Credit Agreement
In September 2010, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed in 2013 and 2012. No amounts were outstanding under the Credit Agreement as of December 31, 2013, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of December 31, 2013. For further information, see Note 6. Borrowings of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2013, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2014	2015 and 2016	2017 and 2018	2019 and Beyond
Operating lease payments	$48,910	$10,324	$18,803	$10,447	$9,336
The above commitment table does not include approximately $29.9 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 12. Income Taxes of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
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
Operating Leases
We lease certain office facilities and equipment under non-cancelable operating leases, which expire at various dates through 2024.

The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements, transactions, or relationships with “special purpose entities.”
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
We market and sell our software and services through our direct sales force and indirect channel partners in North America, EMEA, Asia-Pacific, and Latin America. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The functional currency of our foreign subsidiaries is their local currencies, except for Informatica Cayman Ltd., which uses the Euro as its functional currency. Our exposure to foreign exchange risk is related to the magnitude of foreign net profits and losses denominated in foreign currencies, in particular the Indian rupee, Euro and British pound sterling, as well as our net position of monetary assets and monetary liabilities held by our foreign subsidiaries in their non-functional currencies. These exposures have the potential to produce either gains or losses within our consolidated results. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well.
Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to fluctuations in certain foreign currency exchange rates which exist as part of ongoing business operations.
Cash Flow Hedge Activities
We enter into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee. Under these programs, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.
As of December 31, 2013, the remaining open foreign exchange contracts, carried at fair value, hedge Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against expense.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in 2013 for Indian rupees, which were outstanding as of December 31, 2013 (in thousands):

	Notional Amount Purchased
Functional currency	Foreign Amount	USD Equivalent
Indian rupee	1,910,000	$30,058
	1,910,000	$30,058
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
Balance Sheet Hedge Activities
We also enter into foreign exchange contracts to hedge net monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. The notional amounts of foreign currency contracts open at year end were $2.6 million and $2.7 million to buy at December 31, 2013 and 2012, respectively. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying monetary assets or liabilities.
The table below presents the notional amount of the non-designated foreign currency contracts as of December 31, 2013 (in thousands):

	Notional Amount Purchased
Functional currency	Foreign Amount	USD Equivalent
Indian rupee	147,000	$2,568
	147,000	$2,568
See Note 2. Summary of Significant Accounting Policies, Note 9. Accumulated Other Comprehensive Loss, Note 10. Derivative Financial Instruments, and Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for a further discussion.
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
The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Cash equivalents and short-term investments	$413,862	$364,043
Average rate of return	0.5%	0.6%
Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2013, we had net unrealized gain of $0.1 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2013, the fair market value of the portfolio would change by approximately $4.7 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return in 2014.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
We have audited Informatica Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Informatica Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Informatica Corporation and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation
 We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Jose, California
February 21, 2014

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$297,818	$190,127
Short-term investments	379,616	345,478
Accounts receivable, net of allowances of $4,135 and $5,460, respectively	204,374	171,893
Deferred tax assets	32,898	23,350
Prepaid expenses and other current assets	34,541	29,396
Total current assets	949,247	760,244
Property and equipment, net	157,308	145,474
Goodwill	523,142	510,121
Other intangible assets, net	41,625	67,260
Long-term deferred tax assets	44,865	24,087
Other assets	6,834	5,031
Total assets	$1,723,021	$1,512,217
Liabilities and Equity
Current liabilities:
Accounts payable	$10,124	$8,885
Accrued liabilities	63,055	64,475
Accrued compensation and related expenses	71,314	55,382
Income taxes payable	14,184	—
Deferred revenues	285,184	241,968
Total current liabilities	443,861	370,710
Long-term deferred revenues	12,938	8,807
Long-term deferred tax liabilities	44	2,523
Long-term income taxes payable	29,878	21,195
Other liabilities	550	3,459
Total liabilities	487,271	406,694
Commitments and contingencies (Note 14)
Equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,643 shares and
107,301 shares issued and outstanding at December 31, 2013 and 2012, respectively	109	107
Additional paid-in capital	805,728	764,298
Accumulated other comprehensive loss	(3,212)	(8,030)
Retained earnings	433,125	346,730
Total Informatica Corporation stockholders’ equity	1,235,750	1,103,105
Noncontrolling interest	—	2,418
Total equity	1,235,750	1,105,523
Total liabilities and equity	$1,723,021	$1,512,217
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Software	$413,738	$350,175	$372,229
Service	534,433	461,396	411,550
Total revenues	948,171	811,571	783,779
Cost of revenues:
Software	9,838	7,844	8,121
Service	149,136	122,798	115,831
Amortization of acquired technology	22,307	21,980	19,503
Total cost of revenues	181,281	152,622	143,455
Gross profit	766,890	658,949	640,324
Operating expenses:
Research and development	165,875	143,607	132,528
Sales and marketing	374,315	305,682	278,073
General and administrative	77,641	63,616	57,373
Amortization of intangible assets	7,729	6,578	7,717
Facilities restructuring and facility lease termination costs (benefit), net	—	710	(1,094)
Acquisitions and other charges	2,467	2,797	1,029
Total operating expenses	628,027	522,990	475,626
Income from operations	138,863	135,959	164,698
Interest income	3,486	3,993	4,813
Interest expense	(462)	(497)	(2,126)
Other expense, net	(1,165)	(1,688)	(757)
Income before income taxes	140,722	137,767	166,628
Income tax provision	54,327	44,585	49,133
Net income	$86,395	$93,182	$117,495
Basic net income per common share	$0.80	$0.86	$1.13
Diluted net income per common share	$0.78	$0.83	$1.05
Shares used in computing basic net income per common share	108,146	107,874	103,956
Shares used in computing diluted net income per common share	111,394	112,089	112,540
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$86,395	$93,182	$117,495
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(172), $(144) and $106	5,133	3,363	(5,972)
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $126, $(244), and $133	(205)	398	(217)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $16, $(19), and $(40)	26	(31)	(65)
Net change, net of tax benefit (expense) of $110, $(225), and $173	(179)	367	(282)
Cash flow hedges:
Change in unrealized loss, net of tax benefit of $794, $226, and $1,534	(1,295)	(368)	(2,503)
Less: reclassification adjustment for net loss included in net income, net of tax benefit of $710, $865, and $910	1,159	1,410	1,485
Net change, net of tax benefit (expense) of $84, $(639), and $624	(136)	1,042	(1,018)
Total other comprehensive income (loss), net of tax effect	4,818	4,772	(7,272)
Total comprehensive income, net of tax effect	$91,213	$97,954	$110,223
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Informatica Corporation Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balances, December 31, 2010	94,461	$94	$514,365	$(5,530)	$136,053	$644,982	$—	$644,982
Common stock options exercised	3,245	4	43,410	—	—	43,414	—	43,414
Common stock issued under employee stock purchase plan	498	1	15,311	—	—	15,312	—	15,312
Restricted stock units vested	407	—	—	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(124)	(1)	(6,217)	—	—	(6,218)	—	(6,218)
Stock-based compensation	—	—	33,263	—	—	33,263	—	33,263
Tax benefit of stock-based compensation	—	—	29,096	—	—	29,096	—	29,096
Repurchase and retirement of common stock	(1,575)	(1)	(74,491)	—	—	(74,492)	—	(74,492)
Conversion of convertible senior notes	10,034	10	196,613	—	—	196,623	—	196,623
Net income	—	—	—	—	117,495	117,495	—	117,495
Other comprehensive loss	—	—	—	(7,272)	—	(7,272)	—	(7,272)
Balances, December 31, 2011	106,946	107	751,350	(12,802)	253,548	992,203	—	992,203
Common stock options exercised	1,884	2	25,241	—	—	25,243	—	25,243
Common stock issued under employee stock purchase plan	528	—	16,108	—	—	16,108	—	16,108
Restricted stock units vested	535	—	—	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(157)	—	(6,686)	—	—	(6,686)	—	(6,686)
Stock-based compensation	—	—	42,803	—	—	42,803	—	42,803
Tax benefit of stock-based compensation	—	—	16,463	—	—	16,463	—	16,463
Repurchase and retirement of common stock	(2,435)	(2)	(80,981)	—	—	(80,983)	—	(80,983)
Acquisition	—	—	—	—	—	—	2,418	2,418
Net income	—	—	—	—	93,182	93,182	—	93,182
Other comprehensive income	—	—	—	4,772	—	4,772	—	4,772
Balances, December 31, 2012	107,301	107	764,298	(8,030)	346,730	1,103,105	2,418	1,105,523
Common stock options exercised	2,671	3	40,708	—	—	40,711	—	40,711
Common stock issued under employee stock purchase plan	652	1	17,957	—	—	17,958	—	17,958
Restricted stock units vested	711	—	—	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(204)	—	(7,342)	—	—	(7,342)	—	(7,342)
Stock-based compensation	—	—	56,091	—	—	56,091	—	56,091
Tax benefit of stock-based compensation	—	—	26,082	—	—	26,082	—	26,082
Repurchase and retirement of common stock	(2,488)	(2)	(92,066)	—	—	(92,068)	—	(92,068)
Acquisition	—	—	—	—	—	—	(2,418)	(2,418)
Net income	—	—	—	—	86,395	86,395	—	86,395
Other comprehensive income	—	—	—	4,818	—	4,818	—	4,818
Balances, December 31, 2013	108,643	$109	$805,728	$(3,212)	$433,125	$1,235,750	$—	$1,235,750

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$86,395	$93,182	$117,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,978	12,284	6,274
Stock-based compensation	57,204	42,803	33,263
Deferred income taxes	(24,067)	(4,651)	57
Tax benefits from stock-based compensation	26,082	16,463	29,096
Excess tax benefits from stock-based compensation	(27,495)	(17,021)	(29,952)
Amortization of intangible assets and acquired technology	30,036	28,558	27,220
Other operating activities, net	(352)	(854)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(32,009)	8,723	(28,272)
Prepaid expenses and other assets	418	10,593	(20,218)
Accounts payable and accrued liabilities	(658)	2,320	7,523
Accrued compensation and related expenses	14,497	(4,602)	1,692
Income taxes payable	9,596	1,553	12,860
Accrued facilities restructuring charges	—	(23,977)	(14,358)
Deferred revenues	46,525	35,127	34,795
Net cash provided by operating activities	201,150	200,501	174,475
Investing activities:
Purchases of property and equipment	(26,508)	(141,610)	(12,743)
Purchases of investments	(367,584)	(266,088)	(350,951)
Investment in equity interest, net	(2,001)	(257)	542
Maturities of investments	187,947	89,381	118,941
Sales of investments	144,570	119,018	208,025
Business acquisitions, net of cash acquired	(7,464)	(90,542)	(32,969)
Purchase of developed technology	(400)	—	—
Net cash used in investing activities	(71,440)	(290,098)	(69,155)
Financing activities:
Net proceeds from issuance of common stock	58,669	41,351	58,727
Repurchases and retirement of common stock	(92,068)	(80,983)	(74,492)
Redemption of convertible senior notes	—	—	(4)
Withholding taxes related to restricted stock units net share settlement	(7,342)	(6,686)	(6,218)
Payment of contingent consideration	(4,170)	(8,050)	(1,000)
Excess tax benefits from stock-based compensation	27,495	17,021	29,952
Purchase of acquiree stock and noncontrolling interest	(6,365)	(437)	—
Net cash provided by (used in) financing activities	(23,781)	(37,784)	6,965
Effect of foreign exchange rate changes on cash and cash equivalents	1,762	673	(4,349)
Net increase (decrease) in cash and cash equivalents	107,691	(126,708)	107,936
Cash and cash equivalents at beginning of the year	190,127	316,835	208,899
Cash and cash equivalents at end of the year	$297,818	$190,127	$316,835
Supplemental disclosures:
Interest paid	$—	$—	$1,251
Income taxes paid, net of refunds	$42,717	$31,218	$7,119
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(179)	$367	$(282)
Conversion of convertible senior notes	$—	$—	$196,623
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business
Informatica Corporation ("Informatica" or the "Company") was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is the leading independent provider of data integration software and services. The Company's solutions enable a wide variety of complex, enterprise-wide data integration initiatives through technologies including data integration, data quality, information lifecycle management, data exchange, and master data management.

Note 2.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
In November 2012, the Company acquired a majority interest in the shares of Heiler Software at the end of the initial acceptance period of the takeover offer. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership in Heiler Software to 100 percent. The Company consolidated the financial results of Heiler Software with its financial results beginning in November 2012. The noncontrolling interest position was reported as a separate component of consolidated equity from the equity attributable to the Company's stockholders as of December 31, 2012. The noncontrolling interest in the Company's net income was not significant to consolidated results for the years ended December 31, 2013 and 2012 and therefore has been included as a component of other expense, net in the consolidated statements of income.
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
Reclassifications
During the first quarter of 2013, the Company performed a review of the presentation of certain of its revenue categories and adopted a revised presentation, which the Company believes more accurately reflects its evolving product and service offerings. A change was made to rename other revenues to subscription revenues and present subscription revenues and license revenues as software revenues. Other revenues were previously presented in services revenues. A corresponding change was made to present cost of license revenues and cost of other revenues as cost of software revenues. This change in presentation did not affect total revenues, total cost of revenues or total gross margin. Conforming changes have been made for all prior periods presented. Subscription revenues of $29.2 million and $18.6 million for the years ended December 31, 2012, and 2011, respectively, were reclassified from service revenues to software revenues. Cost of subscription revenues of $3.4 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively, were reclassified from cost of service revenues to cost of software revenues.
Revenue Recognition
The Company derives its revenues from sales of software licenses, subscription-based licenses for a variety of cloud and address validation offerings, maintenance and support services, and professional services, consisting of consulting and education services. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, ASC 605-25, Multiple Element Arrangements, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, and other authoritative accounting literature.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.
Multiple Element Arrangements
The Company enters into multiple element arrangements that contain software and software-related elements, such as software licenses, subscription-based licenses for address validation offerings, maintenance and support, consulting, and education services. The Company uses the residual method to allocate revenue to the software license and recognize license revenue upon delivery when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements of the arrangement. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed.
The Company enters into multiple element arrangements that contain both software, such as software licenses, and deliverables not within the scope of ASC 985-605, such as cloud offerings. The Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole, and to the elements not within the scope of ASC 985-605. The allocation of arrangement consideration is based on the selling price hierarchy, which includes (i) VSOE if available, (ii) third party evidence ("TPE") if VSOE is not available, or (iii) estimated selling price ("ESP") if neither VSOE nor TPE is available. The Company then further allocates consideration within the software group to the respective elements within that group following the guidance in ASC 985-605. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element as described above.
The Company establishes VSOE for each element based on the price charged when an element is sold separately. In certain limited instances, the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to the infrequent selling of each element separately, not pricing products or services within a narrow range, or only having a limited sales history.
For multiple element arrangements that contain both software and deliverables not within the scope of ASC 985-605, when VSOE cannot be established for deliverables not within the scope of ASC 985-605, the Company attempts to establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish a selling price using VSOE or TPE, the Company uses ESP in the allocation of the arrangement consideration. The Company determines ESP by reviewing historical transactions, including transactions whereby the deliverable was sold on a standalone basis and considering several other external and internal factors including, but not limited to, pricing practices including discounting levels dependent on the size of transactions, whether an order represents an upgrade of a previous order and the type of customer. The determination of ESP is made through consultation with the Company's management, taking into consideration the Company's pricing practices and go-to-market strategy.
Software
Under ASC 985-605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.
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
Fee is fixed or determinable.  The Company considers arrangements with extended payment terms not to be fixed or determinable. The Company also consider factors including financing arrangements, the category of customer (end-user customer, distributor, or reseller), rights of return or refund, and history of enforcing terms and conditions of customer contracts. If the license fee in an arrangement is not fixed or determinable, revenue is recognized as payments become due or upon cash receipt, whichever is earlier. The Company's standard agreements do not contain product return rights.
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
Subscription revenues, primarily consisting of revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, are recognized ratably over the subscription term.
Services
The Company recognizes maintenance revenues, which consist of fees for ongoing support and product updates, if and when available, ratably over the term of the contract, typically one year.
Consulting revenues are primarily related to configuration, installation, and implementation of our products. These services are generally performed on a time-and-materials basis and, accordingly, revenues are recognized as the services are performed. Occasionally, contracts are on a fixed-fee basis and, accordingly, revenues are recognized on a proportional performance model based on actual services performed. If uncertainty exists about the Company's ability to complete the project, ability to collect the amounts due, or in the case of fixed-fee consulting arrangements, ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved. Consulting services, if included as part of the software arrangement, generally do not require significant modification or customization of the software and are not considered essential to the functionality of the software. If, in the Company's judgment, the software arrangement includes significant modification or customization of the software, then software license revenue is recognized as the consulting services revenue is recognized.
Education service revenues are generated from classes offered at our headquarters, sales and training offices, customer locations, and on-line. Revenues are recognized as the classes are delivered.
Deferred Revenues
Deferred revenues include deferred license, subscription, maintenance, consulting, and education revenues. For customers not deemed credit-worthy, the Company's practice is to net unpaid deferred revenue for that customer against the related receivable balance.
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
In accordance with ASC 320, Investments - Debt and Equity Securities, the Company periodically evaluates the investments for other-than-temporary impairment. The Company considers factors such as the length of time and extent to which the investment has been in a continuous unrealized loss position, the financial condition and near-term prospects of the issuer, and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized cost basis. The Company also considers industry analysts' reports and credit ratings in evaluating for other-than-temporary impairment. If the Company believes that an other-than-temporary decline exists, the Company will write down the investment to its fair value. During fiscal years 2013, 2012, and 2011, the Company did not consider any investments to be other-than-temporarily impaired.
The Company also has investments in privately-held companies that are accounted for under the cost method and included in other non-current assets. The Company periodically evaluates these investments for other-than-temporary impairment. During fiscal years 2013, 2012, and 2011, the Company did not consider these investments to be other-than-temporarily impaired.
Allowance for Doubtful Accounts
The Company makes estimates as to the overall collectability of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company records the adjustment in general and administrative expense. At December 31, 2013 and 2012, the Company's allowance for doubtful accounts was $4.1 million and $5.5 million, respectively.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Building, building improvements, and site improvements are amortized over the estimated useful life of 25 years, 10-15 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, which range from one to nine years. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally one to five years.
Software Development Costs
The Company accounts for software development costs in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed. Software development costs are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon completion of a working model. To date, costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expense in the accompanying consolidated statements of income.
Pursuant to ASC 350-40, Internal - Use Software, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market the software. The Company capitalized $2.4 million of internal use software costs for the year ended December 31, 2012. There was a negligible amount capitalized during the year ended December 31, 2013. These capitalized costs are depreciated on a straight-line basis over the estimated useful life.
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
The Company expenses transaction costs and restructuring expenses related to the acquisition as incurred. Additionally, the Company identifies pre-acquisition contingencies and determines their respective fair values as of the end of the purchase price allocation period. Any adjustments to pre-acquisition contingencies are recorded in the Company's operating results in the period in which the adjustment is determined. Furthermore, any adjustments to estimates of acquisition related tax contingencies are recorded to goodwill during the measurement period, and in the Company's operating results after the conclusion of the measurement period. Moreover, the Company identifies in-process research and development costs and classifies them as an indefinite lived intangible asset until the asset is put to use or deemed to be impaired.
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and intangible assets with indefinite useful lives for impairment annually on October 31 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. While the Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of fiscal 2013, the Company performed a quantitative test for its reporting unit.
Consistent with the Company's assessment that it has only one reporting segment, the Company has determined that it has only one reporting unit and tests goodwill for impairment at the entity level. The Company tests its goodwill using the two-step process in accordance with ASC 350. In the first step, the Company compares the carrying amount of the reporting unit to the fair value based on quoted market prices of the Company's common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the Company compares the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the impairment loss, if any. Recoverability of indefinite-lived intangible assets is measured by comparison of the carrying amount of the asset to the future undiscounted cash flows attributable to that asset.
The Company performed its annual goodwill and indefinite-lived intangible assets impairment tests as of October 31, 2013, 2012, and 2011 and concluded that there was no impairment.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, which includes amortized intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any impairment charges of long-lived assets in 2013, 2012, or 2011.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$21,893	$21,893	$—	$—
Time deposits (ii)	21,585	21,585	—	—
Marketable debt securities (ii)	370,384	—	370,384	—
Total money market funds, time deposits, and marketable debt securities	413,862	43,478	370,384	—
Foreign currency derivatives (iii)	284	—	284	—
Total assets	$414,146	$43,478	$370,668	$—
Liabilities:
Foreign currency derivatives (iv)	$1,024	$—	$1,024	$—
Acquisition-related contingent consideration (iv)	3,071	—	—	3,071
Total liabilities	$4,095	$—	$1,024	$3,071
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$18,565	$18,565	$—	$—
Time deposits (ii)	17,437	17,437	—	—
Marketable debt securities (ii)	328,041	—	328,041	—
Total assets	$364,043	$36,002	$328,041	$—
Liabilities:
Foreign currency derivatives (iv)	$408	$—	$408	$—
Acquisition-related contingent consideration (v)	9,230	—	—	9,230
Total liabilities	$9,638	$—	$408	$9,230
___________________

(i)	Included in cash and cash equivalents on the consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(iv)	Included in accrued liabilities on the consolidated balance sheets.

(v)	Included in accrued and other liabilities on the consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Money Market Funds, Time Deposits, and Marketable Debt Securities
The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, time deposits, and marketable debt securities.
To value its money market funds and time deposits, the Company values the funds at $1 stable net asset value, which is the market pricing convention for identical assets that the Company has the ability to access.
The Company's marketable debt securities consist of certificates of deposit, commercial paper, corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds. To value its certificates of deposit and commercial paper, the Company uses mathematical calculations to arrive at fair value for these securities, which generally have short maturities and infrequent secondary market trades. For example, in the absence of any observable transactions, the Company may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the marketplace, and the price on that subsequent transaction clearly reflects the market price on that day, the Company will adjust the price to the observed transaction price and follow a revised accretion schedule to determine the daily price.
To determine the fair value of its corporate notes and bonds, municipal securities, and U.S. government and agency notes and bonds, the Company uses a third party pricing source for each security. If the market price is not available from the third party source, pricing from the Company's investment custodian is used.
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the assets and liabilities, which include interest rates and credit risk. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate ("LIBOR") used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of thirteen months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2013 and 2012.
See Note 9. Accumulated Other Comprehensive Loss, Note 10. Derivative Financial Instruments, and Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the years ended December 31, 2013 and 2012. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the year ended December 31, 2013 consisted of the following (in thousands):

December 31, 2013
Beginning balance as of December 31, 2012	$9,230
Change in fair value of contingent consideration	(1,989)
Payment of contingent consideration	(4,170)
Ending balance as of December 31, 2013	$3,071
Fair Value of Assets and Liabilities on a Nonrecurring Basis
The Company has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. The carrying value of these investments was $4.1 million and $2.1 million at December 31, 2013 and 2012, respectively. If it is determined that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. The Company estimates fair value of cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available data. During fiscal years 2013, 2012, and 2011, the Company did not consider these investments to be other-than-temporarily impaired.
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
The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company makes judgments as to its ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, the Company analyzes its historical collection experience and current economic trends. If the historical data it uses to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. The Company evaluates its counterparties associated with the Company's foreign exchange forward contracts at least quarterly as part of its cash flow hedge program. Since all these counterparties are large credit-worthy commercial banking institutions, the Company does not consider counterparty non-performance to be a material risk.
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), and stock purchased under the Company's Employee Stock Purchase Plan. Stock-based compensation expense for stock options, RSUs, and stock purchased under the Employee Stock Purchase Plan is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over the requisite service period. See Note 8. Stock-based Compensation for a description of the Company's stock-based compensation plans and more information on the assumptions used to calculate the fair value of stock-based awards.
Stock-based compensation expense is recognized for PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSU agreements. The Company estimates the number of PRSUs ultimately expected to vest and recognizes expense using the graded vesting attribution method over the requisite service period.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Shipping and Handling Costs
Shipping and handling costs in connection with our packaged software products are not material and are expensed as incurred in cost of software revenues in the Company's consolidated statements of income.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were negligible for the years ended December 31, 2013, 2012, and 2011.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, Income Taxes. Under this method, income tax expenses or benefits are recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of future changes in tax laws or rates are not contemplated.
A two-step approach is applied pursuant to ASC 740 in the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our income tax provision line of our consolidated statements of income.
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
The Company's chief operating decision maker is the chief executive officer, who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by revenue stream and geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sales of software solutions.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standard Update ("ASU") No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose additional information about offsetting and related arrangements to enable users of the financial statements to understand the effect of those arrangements on the financial position. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

netting arrangement. The Company adopted both standards as required on January 1, 2013 and adoption did not impact the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out Of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present, either on the face of its statement where net income is presented or in a note, the effect of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other related disclosures that provide additional detail. The Company adopted ASU 2013-02 prospectively as required on January 1, 2013 by electing to present the required information in a single footnote. Adoption of this new amended guidance did not have a material impact on the Company's disclosures to its financial statements.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment (“CTA”) should be released into net income upon the occurrence of certain qualifying events. ASU 2013-05 will be effective for the Company in 2014, which will be applied prospectively. The Company does not expect its adoption of ASU 2013-05 to have a material impact on its consolidated financial statements and disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect its adoption of ASU 2013-11 to have a material impact on its consolidated financial statements or disclosures.

Note 3.  Cash, Cash Equivalents, and Short-Term Investments
Cash consists of deposits with financial institutions. Cash equivalents include money market funds, time deposits, and marketable debt securities. Investments are comprised of time deposits and marketable debt securities. The Company's marketable debt securities consist primarily of certificates of deposit, commercial paper, corporate notes and bonds, U.S. government and agency notes and bonds, and municipal securities with original maturities beyond 90 days. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains recognized for the years ended December 31, 2013 and 2012 was negligible, and for the year ended December 31, 2011 was approximately $0.3 million. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$263,572	$—	$—	$263,572
Cash equivalents:
Money market funds	21,893	—	—	21,893
U.S. government notes and bonds	12,353	—	—	12,353
Total cash equivalents	34,246	—	—	34,246
Total cash and cash equivalents	297,818	—	—	297,818
Short-term investments:
Certificates of deposit	960	—	—	960
Commercial paper	12,738	—	—	12,738
Corporate notes and bonds	175,446	220	(220)	175,446
Federal agency notes and bonds	64,863	31	(69)	64,825
Time deposits	21,585	—	—	21,585
Municipal notes and bonds	103,923	153	(14)	104,062
Total short-term investments	379,515	404	(303)	379,616
Total cash, cash equivalents, and short-term investments (i)	$677,333	$404	$(303)	$677,434
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2012 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$171,562	$—	$—	$171,562
Cash equivalents:
Money market funds	18,565	—	—	18,565
Total cash equivalents	18,565	—	—	18,565
Total cash and cash equivalents	190,127	—	—	190,127
Short-term investments:
Certificates of deposit	2,246	3	—	2,249
Commercial paper	6,294	—	—	6,294
Corporate notes and bonds	151,133	322	(56)	151,399
Federal agency notes and bonds	104,961	128	(10)	105,079
Time deposits	17,437	—	—	17,437
U.S. government notes and bonds	7,094	18	—	7,112
Municipal notes and bonds	55,922	18	(32)	55,908
Total short-term investments	345,087	489	(98)	345,478
Total cash, cash equivalents, and short-term investments (i)	$535,214	$489	$(98)	$535,605
____________________

(i)	Total estimated fair value above included $413.9 million and $364.0 million comprised of cash equivalents and short-term investments at December 31, 2013 and 2012, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company's short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at December 31, 2013 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$73,860	$(220)
Federal agency notes and bonds	41,260	(69)
Municipal notes and bonds	22,816	(14)
Total	$137,936	$(303)
As of December 31, 2013, the Company did not have any investments that were in a continuous unrealized loss position for periods greater than 12 months. The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at December 31, 2013 (in thousands):

	Cost	Fair Value
Due within one year	$149,626	$149,680
Due in one year to two years	139,428	139,637
Due after two years	90,461	90,299
Total	$379,515	$379,616

Note 4.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2013 and 2012 (in thousands):

	Estimated	December 31,
	Useful Lives	2013	2012
Land	N/A	$20,637	$20,637
Buildings	25 years	105,725	105,725
Site improvements	15 years	1,199	1,162
Building improvements	10-15 years	11,246	161
Total land and buildings		138,807	127,685
Computer and equipment	1-5 years	62,423	55,568
Furniture and fixtures	3-5 years	8,287	6,849
Leasehold improvements	1-9 years	14,454	24,530
Total property and equipment		223,971	214,632
Less: Accumulated depreciation and amortization		(66,663)	(69,158)
Total property and equipment, net		$157,308	$145,474
Depreciation and amortization expense was $15.0 million, $12.3 million, and $6.3 million in 2013, 2012, and 2011, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2012, the Company purchased the property at 2000 and 2100 Seaport Boulevard in Redwood City, California, which the Company occupied from August 2001 through December 2004 as its former corporate headquarters. In the third quarter of 2013, the Company relocated its corporate headquarters to the purchased property. The property consists of two office buildings and the associated 11.6 acres of land. The transaction has been accounted for as a purchase of an asset that was previously subject to an operating lease during the lease term in accordance with ASC 840, Leases. The purchase of the property totaled approximately $148.6 million in cash. The Company recorded a charge of approximately $21.2 million representing the cost to terminate the operating lease in the consolidated statement of income during the year ended December 31, 2012. The net purchase price of the land and buildings was $127.5 million, which represents the fair value at date of purchase. The net purchase price was allocated as $105.7 million to buildings, $20.6 million to land, and $1.2 million to site improvements. The building, building improvements and site improvements are depreciated on a straight-line basis over the estimated useful life of 25 years, 10-15 years and 15 years, respectively.

Note 5.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of December 31, 2013 and 2012 are as follows (in thousands, except years):

	December 31, 2013			December 31, 2012			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$130,744	$(99,026)	$31,718	$123,221	$(76,721)	$46,500	6
Other intangible assets:
Customer relationships	41,683	(35,216)	6,467	40,952	(30,063)	10,889	6
All other (1)	17,205	(13,765)	3,440	17,208	(11,187)	6,021	4-11
Total other intangible assets	58,888	(48,981)	9,907	58,160	(41,250)	16,910
Total intangible assets subject to amortization	189,632	(148,007)	41,625	181,381	(117,971)	63,410
In-process research and development	—	—	—	3,850	—	3,850	N.A.
Total intangible assets, net	$189,632	$(148,007)	$41,625	$185,231	$(117,971)	$67,260
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $30.0 million, $28.6 million, and $27.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. Of the $30.0 million amortization of intangible assets recorded in 2013, $7.7 million was recorded in operating expenses and $22.3 million was recorded in cost of revenues. Of the $28.6 million amortization of intangible assets recorded in 2012, $6.6 million was recorded in operating expenses and $22.0 million was recorded in cost of revenues. Of the $27.2 million amortization of intangible assets recorded in 2011, $7.7 million was recorded in operating expenses and $19.5 million was recorded in cost of revenues. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
2014	$13,017	$4,730	$17,747
2015	8,611	2,097	10,708
2016	5,082	1,299	6,381
2017	3,163	863	4,026
2018	1,395	439	1,834
Thereafter	450	479	929
Total intangible assets subject to amortization	$31,718	$9,907	$41,625
During the year ended December 31, 2012, the Company recorded in-process research and development (IPR&D) of $3.8 million associated with the acquisition of a majority interest in Heiler Software. The IPR&D capitalized costs were associated with software development efforts in process at the time of the business combination that had not yet achieved technological feasibility and no future alternative uses had been identified. Technological feasibility was achieved during 2013 for the IPR&D from the acquisition, which was reclassified to developed technology and will be amortized over the expected useful life of the technology. See Note 19. Acquisitions for further discussion of intangible assets from acquisitions.
The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Beginning balance	$510,121	$432,269
Goodwill from acquisitions	7,110	76,669
Subsequent goodwill adjustments	5,911	1,183
Ending balance	$523,142	$510,121
During the year ended December 31, 2013, the Company recorded subsequent goodwill adjustments of $5.9 million which consist of a $2.8 million measurement period adjustment related to Heiler Software accrued liabilities and foreign currency translation adjustments of $4.0 million, partially offset by income tax related balance sheet adjustments of $0.9 million within the measurement period related to prior acquisitions. During the year ended December 31, 2012, the Company recorded subsequent goodwill adjustments of $1.2 million which consist of foreign currency translation adjustments of $1.9 million, partially offset by other credit adjustments of $0.7 million resulting from differences between provisional estimates of liabilities and assets recorded at the time of the acquisition and the actual amounts within the measurement period related to prior acquisitions. See Note 19. Acquisitions for further discussion of goodwill from acquisitions.
Note 6.  Borrowings
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the "Credit Agreement") that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of December 31, 2013 and 2012, and a total of $220.0 million remained available for borrowing.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2013.
Note 7.  Stockholders' Equity
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. The Company may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2013 and 2012, no shares of preferred stock had been issued.
Common Stock
The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2013.
Stock Repurchase Plan
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including to offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company's available working capital. As of December 31, 2013, $4.0 million remained available for repurchase under this program. In January 2014, the Company announced that the Board of Directors approved the repurchase of up to an additional $100.0 million of the Company's outstanding stock.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
The Company repurchased 2,487,957 shares for $92.1 million, 2,434,647 shares for $81.0 million, and 1,574,612 shares for $74.5 million in fiscal 2013, 2012, and 2011, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.  Stock-based Compensation
Summary of Plans
1999 Stock Incentive Plan
The Company's stockholders approved the 1999 Stock Incentive Plan (the "1999 Incentive Plan") in April 1999 under which 2,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan were also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increased annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest ratably over a period of four years, with options for new employees generally including a 1-year cliff period. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2013, there were approximately 2,994,056 options outstanding under the 1999 Incentive Plan.
Assumed Option Plans
In connection with the acquisition of Itemfield in 2006, the Company assumed options in the Itemfield 2003 Stock Option Plan (the "Itemfield Plan"). As of December 31, 2013, the Company had 50 options outstanding under the Assumed Plan. As a result of the acquisition of Siperian in 2010, the Company assumed unvested in the money options under the Siperian 2003 Equity Incentive Plan (the "Siperian Plan") that were converted to unvested options to purchase the Company's common stock. As of December 31, 2013, there were 12,245 options outstanding under the Siperian Plan. No further options will be granted under these assumed option plans.
2009 Equity Incentive Plan
The Company's stockholders approved the 2009 Equity Incentive Plan (the "2009 Incentive Plan") in April 2009 under which 9,000,000 shares have been reserved for issuance. In May 2011, the Company's stockholders approved amendments to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 2,500,000 and to increase the ratio by which full value awards count against the share reserve from 1.52 to 2.37. In May 2012, the Company's stockholders approved an amendment to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 5,000,000. In May 2013, the Company's stockholders approved an amendment to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 4,000,000. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Certain employees and non-employee directors may elect to defer the delivery of vested RSUs, and settlement of such RSUs will be in shares of common stock at the end of the elected deferral period.
During 2013, the Company granted 2,267,152 options, 834,950 RSUs, and 649,900 performance-based restricted stock units ("PRSUs") under the 2009 Incentive Plan to certain employees, executives and directors of the Company. During 2012, the Company granted 2,844,150 options and 1,094,884 RSUs under the 2009 Incentive Plan to certain employees, executives and directors of the Company. During 2011, the Company granted 1,339,310 options and 733,111 RSUs under the 2009 Incentive Plan to certain employees, executives and directors of the Company. As of December 31, 2013, there were 4,823,800 shares available for grant and 11,799,058 options, RSUs and PRSUs outstanding under the 2009 Incentive Plan.
For purposes of the share reserve, the grant of a RSU is deemed an award for 1.52 or 2.37 shares of authorized common stock for each one share of authorized common stock subject to such award. The ratio by which an RSU counts against the share reserve is based upon the ratio effective on the date of grant. If a share that was subject to an award and is returned to the 2009 Incentive Plan, the Company would credit the 2009 Incentive Plan reserve by the same ratio as it was originally issued. These returned shares would be available for issuance under the 2009 Incentive Plan. Of the 1,778,000 unvested RSUs, 1,498,000 RSUs were granted at the 2.37 ratio, and 280,000 were granted at the 1.52 ratio. All 507,000 PRSUs outstanding were granted at the 2.37 ratio.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options and Restricted Stock Units
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
Performance-Based Restricted Stock Units
The performance period for the PRSUs granted in 2013 was the 2013 fiscal year. If certain performance goals were met, PRSUs would have become eligible to vest, with one fourth vesting on the first anniversary date of the grant, and the remaining three fourths vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to the company. Certain participants had the ability to receive up to 110% to 125% of the target number of shares originally granted.
The performance period for the PRSUs granted in 2012 was the 2012 fiscal year. If certain performance goals were met, PRSUs would have become eligible to vest, with one fourth vesting on the first anniversary date of the grant, and the remaining three fourths vesting evenly on the following three annual anniversary dates of the grant, contingent upon the recipient’s continued service to the company. Certain participants had the ability to receive up to 150% of the target number of PRSUs originally granted.
Employee Stock Purchase Plan
The Company's stockholders approved the Employee Stock Purchase Plan ("ESPP") in May 2008 under which 8,850,000 shares have been reserved for issuance. Under the ESPP, eligible employees may elect to contribute from 1% to 20% or a lesser percentage that the committee may establish from time to time of their eligible compensation. Currently, the committee established the maximum contribution percentage at 10%. The purchase price is 85% of the lower of the closing price of the Common Stock on the NASDAQ Global Select Market at the beginning or end of the six-month offering period. As of December 31, 2013, the Company had 6,172,544 shares available for future issuance under the ESPP.
Summary of Assumptions
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions in the following table. The Company has consistently used a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and uses market-based implied volatilities for its ESPP. The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The expected term of options granted to employees is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes its stock-based compensation related to options using a straight-line method over the vesting term of the awards.
The fair value of RSUs and PRSUs is the grant date closing price of our common stock. The Company recognizes expense related to RSUs using a straight-line method over the vesting term of the awards. The Company recognizes expense for PRSUs based on the probability of achieving certain performance criteria, as defined in the PRSU agreements, and uses the graded vesting attribution method over the requisite service period.
The Company records stock-based compensation for options, RSUs, and PRSUs granted net of estimated forfeiture rates. ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates. The Company's forfeiture rates for stock options, RSUs and PRSUs were 10% for 2011, 2012 and 2013.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of the Company's stock-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Option grants:
Expected volatility	41 - 43%	39 - 48%	35 - 43%
Weighted-average volatility	41%	44%	36%
Expected dividends	—	—	—
Expected term of options (in years)	3.3	3.3	3.8
Risk-free interest rate	0.7%	0.5%	1.5%
ESPP:
Expected volatility	37 - 42%	43 - 53%	35 - 38%
Weighted-average volatility	40%	49%	36%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.2%
The allocation of the stock-based compensation, net of estimated income tax benefit, is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of service revenues	$5,525	$4,349	$3,539
Research and development	19,002	14,919	10,848
Sales and marketing	19,323	13,518	10,185
General and administrative	13,354	10,017	8,691
Total stock-based compensation	57,204	42,803	33,263
Estimated tax benefit of stock-based compensation	(15,934)	(10,994)	(8,490)
Total stock-based compensation, net of tax benefit	$41,270	$31,809	$24,773
In connection with the acquisition of Heiler Software, $1.1 million of post-combination stock-based compensation expense was recorded to accrued liabilities due to the Company's contractual requirement to settle all outstanding options with cash upon the squeeze-out.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
A summary of stock option activity through December 31, 2013 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	12,361	$14.73	3.87	$362,236
Granted	1,339	48.28
Exercised	(3,245)	13.38
Forfeited or expired	(226)	22.76
Outstanding at December 31, 2011	10,229	$19.37	3.50	$218,839
Granted	2,844	38.81
Exercised	(1,884)	13.40
Forfeited or expired	(495)	36.72
Outstanding at December 31, 2012	10,694	$24.79	3.50	$104,404
Granted	2,267	37.34
Exercised	(2,671)	15.24
Forfeited or expired	(866)	40.67
Outstanding at December 31, 2013	9,424	$29.05	3.48	$127,697
Exercisable at December 31, 2013	6,095	$24.34	2.32	$111,562
The following table summarizes information about stock options as of December 31, 2013 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$4.23 to $13.14	1,611	0.60	$6.85	1,611	$6.85
$13.86 to $24.38	2,092	1.65	$19.22	2,067	$19.16
$25.46 to $37.43	2,867	5.42	$33.15	899	$30.96
$38.11 to $44.06	1,798	5.04	$42.51	744	$43.52
$46.63 to $54.93	996	3.52	$47.87	714	$47.74
$56.27 to $56.27	60	4.40	$56.27	60	$56.27
	9,424	3.48	$29.05	6,095	$24.34
The fair value of options vesting during the years ended December 31, 2013, 2012, and 2011 was approximately $18.5 million, $15.6 million, and $14.5 million, respectively. As of December 31, 2013, there was a total of approximately 3,329,000 unvested options with a fair value of $31.4 million and average grant price of $37.69. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.62 years.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Unit Activity
The Company started granting RSUs in 2009. A summary of RSU activity through December 31, 2013 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	1,405
Awarded	733	$50.00
Released	(407)	$50.55
Forfeited	(120)	$29.00
Outstanding at December 31, 2011	1,611
Awarded	1,095	$40.13
Released	(535)	$42.16
Forfeited	(244)	$39.30
Outstanding at December 31, 2012	1,927
Awarded	835	$35.50
Released	(711)	$35.74
Forfeited	(258)	$39.91
Outstanding at December 31, 2013	1,793
As of December 31, 2013, there were approximately 15,000 vested deferred RSUs outstanding and not yet released included in the RSU activity above. As of December 31, 2013, there was a total of approximately 1,778,000 unvested RSUs with a fair value of $45.0 million. The Company expects to recognize the fair value of the unvested RSUs over a weighted-average period of 2.56 years.
Performance-Based Restricted Stock Unit Activity
The Company started granting PRSUs in 2012. The performance period for the 649,900 target number of PRSUs granted in 2013 was the 2013 fiscal year. Certain participants had the ability to receive up to 110% to 125% of the target number of PRSUs originally granted. In the first quarter of fiscal 2014, the Compensation Committee of the Board of Directors certified actual performance achievement for PRSUs granted in 2013, and as a result, 507,000 shares became eligible to vest. One fourth of the shares vested in the first quarter of 2014 and the remaining three fourths vest evenly on the following three annual anniversary dates of the grant, contingent upon the recipient's continued service to the Company. As of December 31, 2013, there was a total of approximately 507,000 unvested PRSUs with a fair value of $8.0 million. The Company expects to recognize the fair value of the unvested PRSUs over a weighted-average period of 1.59 years.
The performance period for the 224,000 target number of PRSUs granted in 2012 was the 2012 fiscal year. Certain participants had the ability to receive up to 150% of the target number of PRSUs originally granted. In the first quarter of fiscal 2013, the Compensation Committee of the Board of Directors certified the actual performance achievement of participants for PRSUs granted in 2012. The performance metrics were not achieved, and therefore no PRSUs became eligible to vest. All 224,000 target PRSUs granted were cancelled. The Company did not record any stock-based compensation related to these performance awards.
Disclosures Pertaining to All Stock-based Compensation Plans
The weighted-average fair value of options granted with exercise prices equal to fair market value at the date of grant under stock options plans during 2013, 2012, and 2011 was $8.96, $12.06, and $14.15, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2013, 2012, and 2011. The total intrinsic value of options exercised for the years ended, December 31, 2013, 2012, and 2011 was $58.4 million, $53.5 million, and $117.6 million, respectively. The weighted average grant date fair value of unvested RSUs for the years ended December 31, 2013, 2012, and 2011 was $38.50, $38.08, and $34.47, respectively. The RSUs granted in 2013 vest in 2014 through 2017. The weighted-average grant date fair value of unvested PRSUs for the year ended December 31, 2013 was $37.42. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2013, 2012, and 2011 was $10.01, $9.93, and

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$12.34, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2013, 2012, and 2011 was $6.5 million, $2.8 million, and $8.7 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
Cash received from option exercises and ESPP contributions under all stock-based compensation arrangements for the years ended December 31, 2013, 2012, and 2011 were $58.7 million, $41.4 million, and $58.7 million, respectively. The total realized tax benefits attributable to stock options exercised and restricted stock units vested were $26.1 million, $16.5 million, and $29.1 million for the years ended December 31, 2013, 2012, and 2011, respectively. The gross excess tax benefits from stock-based compensation in the fiscal year ended December 31, 2013, 2012, and 2011 were $27.5 million, $17.0 million, and $30.0 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2013, 2012, and 2011.
Note 9.  Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss), for the year ended December 31, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(172), $126 and $794	5,133	(205)		(1,295)		3,633
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $16 and $710	—	26	(i)	1,159	(ii)	1,185
Total other comprehensive income (loss), net of tax effect	5,133	(179)		(136)		4,818
Accumulated other comprehensive loss as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
____________________

(i)	Included in other income (expense), net on the consolidated income statements.
(ii)	Included in operating expenses on the consolidated income statements.
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive loss as of December 31, 2013 and 2012.
The Company determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.
See Note 2. Summary of Significant Accounting Policies, Note 10. Derivative Financial Instruments, and Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.

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
The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of December 31, 2013, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were $30.1 million, and $23.6 million to buy as of December 31, 2013 and 2012, respectively.
Balance Sheet Hedges
Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated hedge contracts. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at year end in U.S. dollar equivalents were $2.6 million and $2.7 million to buy at December 31, 2013 and 2012, respectively.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)
Derivatives designated as hedging instruments	$284	$830	$—	$224
Derivatives not designated as hedging instruments	—	194	—	184
Total fair value of derivative instruments	$284	$1,024	$—	$408
____________________

(i)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(ii)	Included in accrued liabilities on the consolidated balance sheets.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting arrangements or similar agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties nor is the Company required to post collateral against its derivative positions.
As of December 31, 2012, there was no potential effect of rights of offset associated with the above foreign exchange contracts that would result in a net derivative asset or net derivative liability. As of December 31, 2013, information related to these offsetting arrangements was as follows (in thousands):

Offsetting of Assets:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	(i) Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$284	$—	$284	$(268)	$—	$16
____________________

(i)	The balances at December 31, 2013 were related to derivative liabilities which are allowed to net settled against derivative assets in accordance with the master netting agreements.

Offsetting of Liabilities:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	(ii) Financial Instruments	Cash Collateral Pledged	Net Amount
Foreign exchange contracts	$1,024	$—	$1,024	$(268)	$—	$756
____________________

(ii)	The balances at December 31, 2013 were related to derivative assets which are allowed to net settled against derivative liabilities in accordance with the master netting agreements.

The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis. In October 2013, the Company changed its effectiveness assessment method from the spot to spot price method to include time value in the assessment. Prospectively, the Company will include all changes in value that are effective including changes in time value to accumulated other comprehensive income. The Company will no longer record amounts as an excluded component of the hedge relationship.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and consolidated statements of income for the years ended December 31, 2013,2012, and 2011 are as follows (in thousands and not tax-effected):

	Years Ended December 31,
	2013	2012	2011
Amount of loss recognized in other comprehensive income (effective portion)	$(2,089)	$(594)	$(4,037)
Amount of loss reclassified from accumulated other comprehensive income to operating expenses (effective portion)	$(1,869)	$(2,275)	$(2,395)
Amount of gain recognized in income excluded from effectiveness testing located in operating expenses	$728	$1,227	$161
The Company did not have any ineffective portion of the derivative recorded in the consolidated statements of income.
The gain recognized in other income (expense), net for non-designated foreign currency forward contracts for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Gain (loss) recognized in interest and other income (expense), net	$(161)	$(904)	$2,296
See Note 2. Summary of Significant Accounting Policies and Note 9. Accumulated Other Comprehensive Loss of Notes to Consolidated Financial Statements for a further discussion.
Note 11.  Employee 401(K) Plan
The Company's employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $4,000 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $4.5 million, $3.6 million, and $2.7 million for the years ended December 31, 2013, 2012, and 2011 respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Income Taxes
The federal, state, and foreign income tax provisions for the years ended December 31, 2013, 2012, and 2011 are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current tax provision:
Federal	$65,344	$35,481	$38,179
State	10,167	4,337	5,954
Foreign	2,882	9,417	4,943
Total current tax provision	78,393	49,235	49,076
Deferred tax provision:
Federal	(24,469)	(3,044)	3,119
State	(3,334)	597	(3,197)
Foreign	3,737	(2,203)	135
Total deferred tax provision	(24,066)	(4,650)	57
Total provision for income taxes	$54,327	$44,585	$49,133
The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Domestic	$118,939	$87,981	$120,507
Foreign	21,783	49,786	46,121
Income before income taxes	$140,722	$137,767	$166,628
A reconciliation of the provision computed at the statutory federal income tax rate to the Company's income tax provision is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Income tax provision computed at federal statutory tax rate	$49,253	$48,218	$58,320
State taxes, net of federal benefit	2,249	1,402	2,231
Foreign earnings taxed at different rates	1,550	(10,951)	(9,328)
Stock-based compensation	3,397	3,270	571
Return to provision true-up	(668)	92	(131)
Research and development tax credits	(3,715)	—	(3,023)
ASC 740-10 and other	(746)	679	493
Valuation allowance	3,007	1,875	—
Total provision for income taxes	$54,327	$44,585	$49,133
The higher tax rate for 2013 was primarily attributable to non-deductible stock-based compensation, state income taxes, the accrual of reserves related to uncertain tax positions and acquisition integration-related income tax expenses resulted in higher taxes in our foreign earnings partially offset by the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code and the recognition of the 2012 and 2013 federal research and development credits.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$23,710	$33,095
Tax credits carryforwards	10,131	8,563
Deferred revenue	19,240	11,231
Reserves and accrued costs not currently deductible	15,097	12,325
Depreciable assets	6,450	11,003
Stock-based compensation	20,149	15,208
Other	381	—
Valuation allowance	(4,552)	(20,179)
Total deferred tax assets	90,606	71,246
Deferred tax liabilities:
Non-deductible intangible assets	(12,887)	(25,435)
Other	—	(897)
Total deferred tax liabilities	(12,887)	(26,332)
Net deferred tax assets	$77,719	$44,914
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2013, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

As a result of this analysis for the year ended December 31, 2013, it was considered more likely than not that our non-stock-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit. A valuation allowance of $3.5 million has been recorded against this portion of the credit, even though this tax attribute has an indefinite life. The valuation allowance decreased by $15.6 million in 2013, $4.9 million in 2012, and $6.6 million in 2011. The valuation allowance is primarily related to deferred tax assets that were created through the benefit from stock option deductions on a “with” and “without” basis and recorded on the balance sheet with a corresponding valuation allowance prior to the Company's adoption of ASC 718, Stock Compensation. Pursuant to ASC 718-740-25-10, the benefits of these deferred tax assets were recorded in the stockholders' equity when they were utilized on an income tax return to reduce the Company's taxes payable, and as such, they will not impact the Company's effective tax rate.

As of December 31, 2013, the Company had U.S. federal and state net operating loss carryforwards of approximately $57.3 million and $23.3 million, respectively.  If not utilized, the federal and state net operating loss carryforwards will start to expire in 2014.  The Company has state research and development tax credit carryforwards of approximately $19.4 million that do not expire.  The utilization of the Company's U.S. net operating losses is subject to various limitations under Section 382 and similar state tax provisions. The Company does not anticipate any expiration of the U.S. net operating loss carryforwards prior to their utilization.

As of December 31, 2013, the Company’s international subsidiaries had combined net operating loss carryforwards of $5.4 million that do not expire. The Company believed that it is more likely than not that the benefit from some of these net operating loss carryforwards will not be realized and provided a valuation allowance of $1.1 million relating to these net operating loss carryforwards.
The Company has not provided for U.S. federal and foreign withholding taxes on $103.4 million of undistributed earnings from its foreign subsidiaries as of December 31, 2013 because the Company intends to indefinitely reinvest such earnings offshore. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits and other tax adjustments. It is not practicable to determine the tax liability that might be incurred if these earnings were repatriated.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012	2011
Beginning balance	$21,079	$16,298	$12,400
Additions for tax positions of prior years	672	2,407	1,925
Reductions for tax positions of prior years	(668)	(475)	(569)
Additions based on tax positions related to the current year	9,671	4,335	3,155
Reductions due to lapse of statute of limitations	(1,580)	(1,486)	(491)
Reductions due to settlements	—	—	(122)
Ending balance	$29,174	$21,079	$16,298
The unrecognized tax benefits related to ASC 740-10, if recognized, would impact the income tax provision by $25.9 million, $18.9 million, and $15.3 million for the years ended December 31, 2013, 2012, and 2011, respectively. The unrecognized tax benefits were $29.2 million, $21.1 million, and $16.3 million as of December 31, 2013, 2012, and 2011, respectively. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties at December 31, 2013 and 2012 were approximately $3.2 million and $2.3 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and in various U.S. states and foreign jurisdictions. As of December 31, 2013, the Company is in various stages of examinations and appeals in connection with its taxes in U.S. states and foreign jurisdictions, which generally span tax years 2003 through 2011.
Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of such examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believes the reserve to be reasonable. If tax payments are ultimately proved to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period when the Company concluded such determination. However, if an ultimate tax assessment exceeds its estimate of tax liabilities, an additional tax provision might be required.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13.  Net Income per Common Share
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
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Basic:
Net income	$86,395	$93,182	$117,495
Weighted-average shares of common stock used to compute basic net income per share	108,146	107,874	103,956
Net income per share-basic	$0.80	$0.86	$1.13

Diluted:
Net income	$86,395	$93,182	$117,495
Effect of convertible senior notes, net of related tax effects	—	—	811
Net income adjusted-diluted	$86,395	$93,182	$118,306
Weighted-average shares of common stock used to compute basic net income per share	108,146	107,874	103,956
Effect of dilutive common stock equivalents:
Dilutive effect of employee stock options	2,925	3,863	6,001
Dilutive effect of unvested restricted stock units	323	352	522
Dilutive effect of convertible senior notes	—	—	2,061
Shares used in computing diluted net income per common share	111,394	112,089	112,540
Net income per share-diluted	$0.78	$0.83	$1.05
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	5,666	3,844	1,273
The diluted net income per common share calculation requires the dilutive effect of convertible securities to be reflected in the diluted net income per share by application of the “if-converted” method. This method assumes an add-back of interest and amortization of issuance cost, net of income taxes, to net income if the securities are converted. The Company determined that for year ended December 31, 2011, the Convertible Senior Notes had a dilutive effect on diluted net income per share, and as such, it had an add-back of $0.8 million in interest and issuance cost amortization, net of income taxes, to net income for the diluted net income per share calculation. The impact of the Notes for the year ended December 31, 2011 represents interest and issuance cost amortization until the redemption of the Notes on March 18, 2011.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rental expense was $16.3 million, $15.1 million, and $14.9 million in fiscal years 2013, 2012, and 2011, respectively.
Future minimum lease payments as of December 31, 2013 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
2014	$10,324
2015	10,892
2016	7,911
2017	5,771
2018	4,676
Thereafter	9,336
Total future minimum operating lease payments	$48,910
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of December 31, 2013 and 2012 was not material.
Indemnification
The Company's software license agreements generally include certain provisions for indemnifying the customer against losses, expenses, liabilities, and damages that may be awarded against the customer in the event the Company’s software is found to infringe upon a patent, copyright, trademark, or other proprietary right of a third party. The agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time and scope limitations and a right to replace an infringing product with a non-infringing product.
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2013. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 15. Litigation
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
Note 16.  Related Party Transaction
Mark A. Bertelsen, a director of the Company since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2013, 2012, and 2011 were $1.9 million, $1.0 million, and $0.9 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.
Note 17.  Significant Customer Information and Segment Information
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
No customer accounted for more than 10% of revenue in 2013, 2012, and 2011. At December 31, 2013 and 2012, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 32%, 35% and 34% of total revenues in 2013, 2012, and 2011, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
North America	$642,707	$524,191	$516,348
Europe, the Middle East, and Africa	211,504	202,861	195,850
Other	93,960	84,519	71,581
Total revenues	$948,171	$811,571	$783,779

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and equipment, net by geographic region is summarized as follows (in thousands):

	December 31,
	2013	2012
Property and equipment, net:
North America	$147,460	$135,388
Europe, the Middle East, and Africa	4,907	3,395
Other	4,941	6,691
Total property and equipment, net	$157,308	$145,474
The Company derives revenues from sales of software licenses, subscription-based licenses for a variety of cloud and address validation offerings, maintenance and support services, and professional services, consisting of consulting and education services. It is impracticable to disaggregate software license and subscription revenues by product. The Company's disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Software revenues:
License	$367,074	$320,982	$353,664
Subscription	46,664	29,193	18,565
Total software revenues	413,738	350,175	372,229
Service revenues:
Maintenance	409,325	360,769	314,043
Consulting and education	125,108	100,627	97,507
Total service revenues	534,433	461,396	411,550
Total revenues	$948,171	$811,571	$783,779

Note 18.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except per share data)
Total revenues	$276,038	$235,394	$222,439	$214,300
Gross profit	$228,794	$189,838	$177,854	$170,404
Income from operations	$61,027	$27,206	$25,931	$24,699
Net income	$39,918	$10,404	$18,166	$17,907
Net income per common share:
Basic	$0.37	$0.10	$0.17	$0.17
Diluted	$0.36	$0.09	$0.16	$0.16
Shares used in computing net income per common share:
Basic	108,462	108,305	108,138	107,669
Diluted	111,457	111,501	111,344	111,263

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands, except per share data)
Total revenues	$234,741	$190,318	$190,492	$196,020
Gross profit	$194,257	$153,566	$152,295	$158,831
Income from operations	$44,601	$25,139	$28,202	$38,017
Net income	$31,066	$15,501	$20,086	$26,529
Net income per common share:
Basic	$0.29	$0.14	$0.19	$0.25
Diluted	$0.28	$0.14	$0.18	$0.24
Shares used in computing net income per common share:
Basic	107,627	108,091	108,245	107,576
Diluted	110,802	111,776	113,027	112,792

Note 19.  Acquisitions
Acquisition in 2013:
In February 2013, the Company acquired Active Endpoints, a privately-held company, for approximately $10.0 million in cash. Active Endpoints designs, markets, and supports on-premise and cloud based process automation software solutions. Total assets acquired and liabilities assumed was approximately $10.0 million of which approximately $7.1 million was allocated to goodwill, $3.8 million was allocated to identifiable intangible assets, and $0.9 million to net liabilities assumed. The goodwill is not deductible for tax purposes.
Approximately $1.5 million of the consideration otherwise payable to former Active Endpoints stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The escrow fund will remain in place until May 2014.
Acquisition in 2012:
Heiler Software AG
In November 2012, the Company acquired a majority interest in the shares of Heiler Software, a publicly-traded German company at the end of the initial acceptance period of the takeover offer. The Company purchased the majority interest at a price of 7.04 Euro per share in cash, or approximately $101.9 million. Heiler Software provides enterprise product information management, MDM and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. As of December 31, 2012, the Company held approximately 97.7 percent of the outstanding shares of Heiler Software. During December 2012 and the first half of 2013, the Company acquired other shareholders' interest in Heiler Software for approximately $6.8 million, for total cash consideration of approximately $108.7 million. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership of Heiler Software to 100 percent.
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
During the first quarter of 2013, the Company recorded $2.8 million of additional accrued liabilities during the measurement period. The goodwill is not deductible for tax purposes.
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
Approximately $2.1 million of the consideration otherwise payable to former shareholders was held as partial security for certain indemnification obligations, and will be held back for payment until March 2014.
At the time of these two acquisitions, the Company was obligated to pay up to an additional $6.0 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets. The Company determined the fair market value of these earn-outs based on probability analysis. The fair market value and gross amount of these earn-out payments were $4.9 million and $6.0 million, respectively. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company's own assumptions in measuring fair value. The Company paid $1.8 million and $0.2 million in earn-out payments during the years ended December 31, 2013 and 2012, respectively. The fair value of the contingent consideration liability associated with these earn-outs was $3.1 million as of December 31, 2013.
The Company’s business combinations completed in 2013 and 2012 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
(a)    Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1943, were effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) is accumulated and communicated to Informatica's management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.
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
Management assessed the effectiveness of Informatica's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2013, Informatica's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Informatica's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica's internal control over financial reporting, included in Part II, Item 8 of this Report.
(c)    Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of January 31, 2014:

Name	Age	Position(s)
Sohaib Abbasi	57	Chairman of the Board, Chief Executive Officer and President
Earl Fry	55	Chief Financial Officer, Chief Administrative Officer, Executive Vice President, Global Customer Support and Services, and Secretary
Margaret Breya	52	Executive Vice President and Chief Marketing Officer
Anil Chakravarthy	46	Executive Vice President and Chief Product Officer
Ivan Chong	46	Executive Vice President and Chief Strategy Officer
John McGee	50	Executive Vice President, Worldwide Field Operations
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
Earl Fry joined us as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. In January 2010, Mr. Fry was promoted to Chief Administrative Officer and Executive Vice President, Global Customer Support. Prior to joining Informatica, Mr. Fry served as Vice President and Chief Financial Officer at Omnicell Technologies, Inc. and as Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree from Stanford University. Mr. Fry serves on the Board of Directors of Central Pacific Financial Corporation.
Margaret Breya joined Informatica in December 2012 as our Executive Vice President and Chief Marketing Officer. Prior to joining Informatica, Ms. Breya held various positions at Hewlett-Packard from November 2010 to December 2012, most recently as Senior Vice President of Marketing Services. Ms. Breya also served as Executive Vice President and General Manager at SAP from January 2008 to November 2010. In addition, Ms. Breya served as Executive Vice President, General Manager and Chief Marketing Officer at Business Objects, Chief Marketing Officer and Chief Strategy Officer at BEA Systems, and in various positions at Sun Microsystems, including as Senior Vice President of Marketing. Ms. Breya holds a B.S. degree in electrical engineering from the University of Illinois and a M.B.A. degree from the University of Oregon. Ms. Breya serves on the board of directors of Jive Software, Inc.
Anil Chakravarthy joined Informatica in September 2013 as our Executive Vice President and Chief Product Officer. Prior to joining Informatica, Mr. Chakravarthy held various positions at Symantec Corporation from May 2004 to September 2013, most recently as Executive Vice President of Information Security. Prior to Symantec, Mr. Chakravarthy also led product management for enterprise security services at VeriSign from December 2001 to May 2004. Mr. Chakravarthy received a Bachelor of Technology in Computer Science and Engineering from the Institute of Technology, Varanasi, India, and received his M.S. and Ph.D. from the Massachusetts Institute of Technology.
Ivan Chong joined Informatica in October 1997 with responsibilities overseeing product management for Informatica's flagship product PowerCenter. In February 2005, Mr. Chong became Vice President of Product Marketing. In January 2007, Mr. Chong was promoted to Senior Vice President and General Manager for Informatica Data Quality. In January 2010, Mr. Chong was promoted to Executive Vice President. Mr. Chong became our Chief Strategy Officer in October 2013. Prior to joining Informatica, Mr. Chong worked at NetGravity, an Internet advertising startup and had various product management roles at Oracle Corporation within the Oracle Tools Division. Mr. Chong holds both an M.S. degree and a B.S. degree from MIT's Department of Electrical Engineering and Computer Science.
John McGee joined Informatica in July 2012 as our Executive Vice President, Worldwide Field Operations. Prior to joining Informatica, Mr. McGee was President and Chief Operating Officer at Thunderhead Ltd. from September 2010 to December 2012. Prior to joining Thunderhead, Mr. McGee was Vice President of Americas Field Operations at Adobe Systems Incorporated from May 2007 to August 2010.  Mr. McGee also served as Vice President of Americas Sales at EMC, and held previous sales roles at Documentum and Dun & Bradstreet. Mr. McGee holds a B.S. degree in finance from Pennsylvania State University and a M.B.A degree from Columbia University.
Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One - Election of Directors” in the Proxy Statement for the 2014 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days of our fiscal year ended December 31, 2013 (the “2014 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is included under the captions, “Election of Directors - Director Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Executive Officer Compensation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisitions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2013	$5,460	$(1,157)	$6	$(174)	$4,135
Year ended December 31, 2012	$4,001	$428	$1,139	$(108)	$5,460
Year ended December 31, 2011	$4,289	$(31)	$33	$(290)	$4,001

3.	Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 21, 2014

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SOHAIB ABBASI	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 21, 2014
Sohaib Abbasi
/s/ EARL FRY	Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support and Services and Secretary (Principal Financial and Accounting Officer)	February 21, 2014
Earl Fry
/s/ MARK BERTELSEN	Director	February 21, 2014
Mark Bertelsen
/s/ AMY CHANG	Director	February 21, 2014
Amy Chang
/s/ MARK GARRETT	Director	February 21, 2014
Mark Garrett
/s/ GERALD HELD	Director	February 21, 2014
Gerald Held
/s/ CHARLES ROBEL	Director	February 21, 2014
Charles Robel
/s/ BROOKE SEAWELL	Director	February 21, 2014
Brooke Seawell
/s/ GEOFF SQUIRE	Director	February 21, 2014
Geoff Squire

INFORMATICA CORPORATION
EXHIBITS TO ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2013

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

10.2*	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2013, Commission File No. 0-25871).
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

10.10*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.11	Siperian, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on February 11, 2010, Commission File No. 333-164875).
10.12*	1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
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

Exhibit Number	Document
10.17*
Form of Amended and Restated Executive Severance Agreement between the Company and each of its executive officers (other than the Chief Executive Officer) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.18*	Offer Letter for John McGee dated July 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2012, Commission File No. 0-25871).
10.19*	Offer Letter for Margaret Breya dated November 25, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 28, 2013, Commission File No. 0-25871).
10.20*
Offer Letter for Anil Chakravarthy dated August 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2013, Commission File No. 0-25871).

10.21*	Description of 2013 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 30, 2013, Commission File No. 0-25871).
10.22*	Description of 2014 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 27, 2014, Commission File No. 0-25871).
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

10.24
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