Form 10-Q
period 2014-03-31
INFORMATICA CORP
filed 2014-05-08
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of April 30, 2014, there were approximately 109,792,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$308,448	$297,818
Short-term investments	421,666	379,616
Accounts receivable, net of allowances of $4,372 and $4,135, respectively	161,014	204,374
Deferred tax assets	46,021	32,898
Prepaid expenses and other current assets	38,640	34,541
Total current assets	975,789	949,247
Property and equipment, net	159,587	157,308
Goodwill	523,114	523,142
Other intangible assets, net	36,103	41,625
Long-term deferred tax assets	31,882	44,865
Other assets	6,831	6,834
Total assets	$1,733,306	$1,723,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,995	$10,124
Accrued liabilities	50,311	63,055
Accrued compensation and related expenses	50,566	71,314
Income taxes payable	4,003	14,184
Deferred revenues	299,564	285,184
Total current liabilities	413,439	443,861
Long-term deferred revenues	12,533	12,938
Long-term deferred tax liabilities	45	44
Long-term income taxes payable	29,972	29,878
Other liabilities	3,400	550
Total liabilities	459,389	487,271
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 200,000 shares authorized; 109,550 shares and
108,643 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	110	109
Additional paid-in capital	817,182	805,728
Accumulated other comprehensive loss	(1,353)	(3,212)
Retained earnings	457,978	433,125
Total stockholders’ equity	1,273,917	1,235,750
Total liabilities and stockholders' equity	$1,733,306	$1,723,021
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Software	$103,043	$87,906
Service	140,054	126,394
Total revenues	243,097	214,300
Cost of revenues:
Software	3,119	2,142
Service	40,229	36,030
Amortization of acquired technology	3,985	5,724
Total cost of revenues	47,333	43,896
Gross profit	195,764	170,404
Operating expenses:
Research and development	45,685	39,523
Sales and marketing	91,584	84,057
General and administrative	20,053	18,487
Amortization of intangible assets	1,536	1,988
Acquisitions and other charges	89	1,650
Total operating expenses	158,947	145,705
Income from operations	36,817	24,699
Interest income	1,153	890
Interest expense	(127)	(120)
Other expense, net	(84)	(68)
Income before income taxes	37,759	25,401
Income tax provision	12,906	7,494
Net income	$24,853	$17,907
Basic net income per common share	$0.23	$0.17
Diluted net income per common share	$0.22	$0.16
Shares used in computing basic net income per common share	109,164	107,669
Shares used in computing diluted net income per common share	111,935	111,263
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$24,853	$17,907
Other comprehensive income:
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(161) and $303	569	(6,968)
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $(57) and $44	93	(71)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(1) and $3	(2)	4
Net change, net of tax benefit (expense) of $(56) and $41	91	(67)
Cash flow hedges:
Change in unrealized gain, net of tax expense of $(550) and $(103)	898	169
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $185 and $(2)	301	(3)
Net change, net of tax expense of $(735) and $(101)	1,199	166
Total other comprehensive income (loss), net of tax effect	1,859	(6,869)
Total comprehensive income, net of tax effect	$26,712	$11,038
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$24,853	$17,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,300	3,687
Stock-based compensation	14,246	13,530
Deferred income taxes	(2,063)	(2,318)
Tax benefits from stock-based compensation	284	2,692
Excess tax benefits from stock-based compensation	(1,660)	(2,845)
Amortization of intangible assets and acquired technology	5,521	7,712
Changes in operating assets and liabilities:
Accounts receivable	43,360	45,584
Prepaid expenses and other assets	(3,127)	362
Accounts payable and accrued liabilities	(27,845)	(26,231)
Income taxes payable	(9,101)	338
Deferred revenues	13,975	15,162
Net cash provided by operating activities	62,743	75,580
Investing activities:
Purchases of property and equipment	(6,200)	(3,236)
Purchases of investments	(104,490)	(110,663)
Maturities of investments	46,180	58,119
Sales of investments	16,752	23,273
Business acquisitions, net of cash acquired	—	(7,464)
Net cash used in investing activities	(47,758)	(39,971)
Financing activities:
Net proceeds from issuance of common stock	23,303	22,011
Repurchases and retirement of common stock	(23,323)	(21,994)
Withholding taxes related to restricted stock units net share settlement	(3,056)	(2,849)
Payment of contingent consideration	(3,061)	(520)
Excess tax benefits from stock-based compensation	1,660	2,845
Purchase of acquiree stock	—	(2,667)
Net cash used in financing activities	(4,477)	(3,174)
Effect of foreign exchange rate changes on cash and cash equivalents	122	(3,939)
Net increase in cash and cash equivalents	10,630	28,496
Cash and cash equivalents at beginning of period	297,818	190,127
Cash and cash equivalents at end of period	$308,448	$218,623
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three months ended March 31, 2014 and 2013 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2014, or any other future period.
The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company's condensed consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
In November 2012, the Company acquired a majority interest in the shares of Heiler Software AG ("Heiler Software") at the end of the initial acceptance period of the takeover offer. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership in Heiler Software to 100 percent. The Company consolidated the financial results of Heiler Software with its financial results beginning in November 2012. The noncontrolling interest in the Company's net income was not significant to consolidated results for the first quarter of 2013 and therefore has been included as a component of other income (expense), net in the condensed consolidated statements of income.
These unaudited, condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company's Annual Report on Form 10-K filed with the SEC. The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements of the Company. The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment (“CTA”) should be released into net income upon the occurrence of certain qualifying events. The Company adopted ASU 2013-05 prospectively as required on January 1, 2014. Adoption of ASU 2013-05 did not impact the Company's condensed consolidated financial statements and disclosures.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tax assets. The Company adopted ASU 2013-11 prospectively as required on January 1, 2014. Adoption of ASU 2013-11 did not impact the Company's condensed consolidated financial statements and disclosures.
There have been no other changes to the Company's significant accounting policies since the end of 2013.
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of March 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$13,825	$13,825	$—	$—
Time deposits (ii)	23,306	23,306	—	—
Marketable debt securities (ii)	402,360	—	402,360	—
Total money market funds, time deposits, and marketable debt securities	439,491	37,131	402,360	—
Foreign currency derivatives (iii)	1,456	—	1,456	—
Total assets	$440,947	$37,131	$403,816	$—
Liabilities:
Foreign currency derivatives (iv)	$218	$—	$218	$—
Total liabilities	$218	$—	$218	$—
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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the derivative assets and liabilities. The Company uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (“LIBOR”) used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of twelve months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2014 and 2013.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the three months ended March 31, 2014 and 2013. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the three months ended March 31, 2014 consisted of the following (in thousands):

March 31, 2014
Beginning balance as of December 31, 2013	$3,071
Change in fair value of contingent consideration	(10)
Payment of contingent consideration	(3,061)
Ending balance as of March 31, 2014	$—

See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's short-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three months ended March 31, 2014 and 2013 were negligible. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of March 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$290,623	$—	$—	$290,623
Cash equivalents:
Money market funds	13,825	—	—	13,825
Federal agency notes and bonds	4,000	—	—	4,000
Total cash equivalents	17,825	—	—	17,825
Total cash and cash equivalents	308,448	—	—	308,448
Short-term investments:
Certificates of deposit	1,200	—	—	1,200
Commercial paper	6,995	—	—	6,995
Corporate notes and bonds	207,969	293	(201)	208,061
Federal agency notes and bonds	69,945	19	(72)	69,892
Time deposits	23,306	—	—	23,306
Municipal notes and bonds	112,003	222	(13)	112,212
Total short-term investments	421,418	534	(286)	421,666
Total cash, cash equivalents, and short-term investments	$729,866	$534	$(286)	$730,114

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$263,572	$—	$—	$263,572
Cash equivalents:
Money market funds	21,893	—	—	21,893
U.S. government notes and bonds	12,353	—	—	12,353
Total cash equivalents	34,246	—	—	34,246
Total cash and cash equivalents	297,818	—	—	297,818
Short-term investments:
Certificates of deposit	960	—	—	960
Commercial paper	12,738	—	—	12,738
Corporate notes and bonds	175,446	220	(220)	175,446
Federal agency notes and bonds	64,863	31	(69)	64,825
Time deposits	21,585	—	—	21,585
Municipal notes and bonds	103,923	153	(14)	104,062
Total short-term investments	379,515	404	(303)	379,616
Total cash, cash equivalents, and short-term investments	$677,333	$404	$(303)	$677,434
See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at March 31, 2014 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$75,288	$(197)
Federal agency notes and bonds	48,955	(72)
Municipal notes and bonds	15,011	(13)
Total	$139,254	$(282)
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at March 31, 2014 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$1,250	$(4)
Total	$1,250	$(4)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at March 31, 2014 (in thousands):

	Cost	Fair Value
Due within one year	$162,397	$162,514
Due in one year to two years	171,728	171,977
Due after two years	87,293	87,175
Total	$421,418	$421,666

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of March 31, 2014 and December 31, 2013 are as follows (in thousands, except years):

	March 31, 2014			December 31, 2013			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$130,743	$(103,011)	$27,732	$130,744	$(99,026)	$31,718	6
Other Intangible Assets:
Customer relationships	41,683	(36,149)	5,534	41,683	(35,216)	6,467	6
All other (i)	17,205	(14,368)	2,837	17,205	(13,765)	3,440	4-11
Total other intangible assets	58,888	(50,517)	8,371	58,888	(48,981)	9,907
Total intangible assets, net	$189,631	$(153,528)	$36,103	$189,632	$(148,007)	$41,625
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $5.5 million and $7.7 million for the three months ended March 31, 2014 and 2013, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2014, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2014	$9,033	$3,194	$12,227
2015	8,610	2,097	10,707
2016	5,082	1,299	6,381
2017	3,163	863	4,026
2018	1,394	439	1,833
Thereafter	450	479	929
Total expected amortization expense	$27,732	$8,371	$36,103
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in thousands):

March 31, 2014
Beginning balance as of December 31, 2013	$523,142
Subsequent goodwill adjustments	(28)
Ending balance as of March 31, 2014	$523,114
The goodwill is partially deductible for tax purposes. See Note 13. Acquisitions for a further discussion of goodwill from acquisitions.
Note 4.  Borrowings
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of March 31, 2014, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2014.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended March 31, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax expense of $(161), $(57) and $(550)	569	93		898		1,560
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $ —, $(1) and $185	—	(2)	(i)	301	(ii)	299
Total other comprehensive income (loss), net of tax effect (iii)	569	91		1,199		1,859
Accumulated other comprehensive income (loss) as of March 31, 2014	$(2,310)	$154		$803		$(1,353)
____________________

(i)	The before-tax gain of $3 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $120 and $366 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax benefit (expense) was included in income tax provision on the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended March 31, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $303, $44 and $(103)	(6,968)	(71)		169		(6,870)
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $ —, $3 and $(2)	—	4	(i)	(3)	(ii)	1
Total other comprehensive income (loss), net of tax effect (iii)	(6,968)	(67)		166		(6,869)
Accumulated other comprehensive loss as of March 31, 2013	$(14,980)	$175		$(94)		$(14,899)
____________________

(i)	The before-tax loss of $7 was included in other expense, net on the condensed consolidated statements of income.

(ii)	The before-tax gain of $5 was included in research and development expense on the condensed consolidated statements of income.

(iii)	The tax benefit (expense) was included in income tax provision on the condensed consolidated statements of income.
The Company did not have any other-than-temporary impairment recognized in accumulated other comprehensive income (loss) as of March 31, 2014 and December 31, 2013.
The Company determines the basis of the cost of a security sold and the amount reclassified out of other comprehensive income into statement of income based on specific identification.
See Note 1. Summary of Significant Accounting Policies, Note 6. Derivative Financial Instruments, and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

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
Cash Flow Hedges
The Company enters into certain cash flow hedge programs in an attempt to reduce the impact of certain foreign currency fluctuations. These contracts are designated and documented as cash flow hedges. The purpose of these programs is to reduce the volatility of identified cash flow and expenses caused by movement in certain foreign currency exchange rates, in particular, the Indian rupee. The Company is currently using foreign exchange forward contracts to hedge the foreign currency anticipated expenses of its subsidiary in India.
The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next 12 months.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of March 31, 2014, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other expense, net, to offset changes in the value of the resulting non-functional currency monetary liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were $26.1 million and $30.1 million to buy as of March 31, 2014 and December 31, 2013, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were $2.8 million and $2.6 million to buy at March 31, 2014 and December 31, 2013, respectively.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Derivatives designated as hedging instruments	$1,410	$137	$284	$830
Derivatives not designated as hedging instruments	46	81	—	194
Total fair value of derivative instruments	$1,456	$218	$284	$1,024
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the condensed consolidated balance sheets. However, under the master netting agreements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the offsetting of derivative assets as of March 31, 2014 and December 31, 2013 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(i)	Cash Collateral Pledged	Net Amount
As of March 31,
2014:
Foreign exchange contracts	$1,456	$—	$1,456	$(142)	$—	$1,314
As of December 31,
2013:
Foreign exchange contracts	$284	$—	$284	$(268)	$—	$16
____________________

(i)
The balances at March 31, 2014 and December 31, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

The following table sets forth the offsetting of derivative liabilities as of March 31, 2014 and December 31, 2013 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(ii)	Cash Collateral Pledged	Net Amount
As of March 31,
2014:
Foreign exchange contracts	$218	$—	$218	$(142)	$—	$76
As of December 31,
2013:
Foreign exchange contracts	$1,024	$—	$1,024	$(268)	$—	$756
____________________

(ii)
The balances at March 31, 2014 and December 31, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis. In October 2013, the Company changed its effectiveness assessment method from the spot to

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

spot price method to include time value in the assessment. Prospectively, the Company includes all changes in value that are effective including changes in time value to accumulated other comprehensive income. The Company no longer records amounts as an excluded component of the hedge relationship.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive loss and condensed consolidated statements of income for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Amount of gain recognized in other comprehensive income (effective portion)	$1,448	$272
Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of service revenues and operating expenses (effective portion)	$(486)	$5
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$—	$70
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.
The before-tax gain (loss) recognized in other expense, net for non-designated foreign currency forward contracts for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain recognized in other expense, net	$75	$21
See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 7.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In January 2014, the Board of Directors approved the repurchase of up to an additional $100.0 million of the Company's outstanding common stock.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
During the three months ended March 31, 2014 and 2013, the Company repurchased approximately 582,000 shares of its common stock at a cost of $23.3 million and approximately 610,000 shares of its common stock at a cost of $22.0 million, respectively.
As of March 31, 2014, $80.7 million remained available for share repurchases under this program.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.  Stock-Based Compensation
The Company grants stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) under its 2009 Equity Incentive Plan. Eligible employees may elect to purchase shares of common stock through the Employee Stock Purchase Plan ("ESPP"). The fair value of each option award and ESPP share is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions in the following table. The Company has consistently used a blend of average historical and market-based implied volatilities for calculating the expected volatilities for employee stock options, and uses market-based implied volatilities for its ESPP. The expected term of employee stock options granted is derived from historical exercise patterns of the options, and the expected term of ESPP is based on the contractual terms. The expected term of options granted to employees is derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. The risk-free interest rate for the expected term of the option and ESPP is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes its stock-based compensation related to options using a straight-line method over the vesting term of the awards. The Company recognizes its stock-based compensation related to ESPP using a straight-line method over the offering period, which is six months.
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

The Company records stock-based compensation for options, RSUs and PRSUs granted net of estimated forfeiture rates. ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates.

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended March 31,
	2014	2013
Option grants:
Expected volatility	37 - 40%	41 - 43%
Expected dividends	—	—
Expected term of options (in years)	3.5	3.3
Risk-free interest rate	1.0%	0.6%
ESPP: (i)
Expected volatility	36%	42%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
____________________

(i)	ESPP purchases are made on the last day of January and July of each year.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of the stock-based compensation, net of estimated income tax benefit, for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of service revenues	$1,464	$1,330
Research and development	4,662	4,440
Sales and marketing	4,706	4,689
General and administrative	3,414	3,071
Total stock-based compensation	14,246	13,530
Estimated tax benefit of stock-based compensation	(3,862)	(3,640)
Total stock-based compensation, net of estimated tax benefit	$10,384	$9,890
Stock Option Activity
A summary of stock option activity through March 31, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,424	$29.05	3.48	$127,697
Granted	1,226	$38.29
Exercised	(1,014)	$11.95
Forfeited or expired	(453)	$43.20
Outstanding at March 31, 2014	9,183	$31.48	4.09	$75,508
Exercisable at March 31, 2014	5,174	$26.54	2.67	$69,452
Restricted Stock Unit Activity
A summary of RSU activity, excluding PRSUs, through March 31, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	1,793	—
Awarded	498	$38.28
Released	(95)	$39.31
Forfeited	(85)	$40.19
Outstanding at March 31, 2014	2,111	—
Performance-Based Restricted Stock Unit Activity
During the first quarter of 2014, the Company granted approximately 224,000 target PRSUs. The performance period for the PRSUs granted in 2014 is the 2014 fiscal year. If certain performance goals are met, PRSUs would become eligible to vest, and vest ratably over two or four years on the annual anniversary dates of the grant, contingent upon the recipient’s continued service to the company. Certain participants have the ability to receive up to 125% to 150% of the target number of shares originally granted. The Compensation Committee of the Board of Directors will certify actual performance achievement for these PRSUs in the first quarter of 2015. The weighted-average grant date fair value of 2014 PRSUs was $38.25 per share.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The performance period for the 649,900 target number of PRSUs granted in 2013 was the 2013 fiscal year. In the first quarter of 2014, the Compensation Committee of the Board of Directors certified actual performance achievement for PRSUs granted in 2013, and as a result, 507,000 shares became eligible to vest. The achieved PRSUs vest ratably over four years on the annual anniversary dates of the grant, contingent upon the recipient's continued service to the Company. The weighted-average grant date fair value of 2013 PRSUs was $37.42 per share.
A summary of PRSU activity based upon PRSUs granted in 2013, certified and actually achieved through March 31, 2014 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2013	—
Achieved	507
Released	(122)
Forfeited	(39)
Outstanding at March 31, 2014	346

Note 9.  Income Taxes
The Company's effective tax rates were 34% and 30% for the three months ended March 31, 2014 and 2013, respectively. Both rates were lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The higher tax rate for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the fact that the Company recognized the entire 2012 research and development credit in the first quarter of 2013 and this credit expired on December 31, 2013.
The Company is a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This fact causes the Company's effective tax rate to be sensitive to its geographic mix of earnings. The geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of the Company's foreign subsidiaries. The Company's results of operations will continue to be adversely affected to the extent that its geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. As of March 31, 2014, the Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2014, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the quarter ended March 31, 2014, consistent with prior periods, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit and certain operating losses incurred outside of the United States in the current year. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. In addition, the Company recorded a valuation allowance related to the deferred tax asset that is attributable to certain operating losses incurred outside of the United States in the current year.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $27.1 million and $19.8 million as of March 31, 2014 and 2013, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of March 31, 2014 and 2013 were approximately $2.3 million and $2.5 million, respectively. As of March 31, 2014, the gross unrecognized tax benefit was approximately $29.3 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of March 31, 2014.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Although the outcome of any tax audit is uncertain, the Company believes that it has adequately provided in its financial statements for any additional taxes that it may be required to pay as a result of these examinations. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes, and believes its current reserve to be reasonable. If tax payments ultimately prove to be unnecessary, the reversal of these tax liabilities would result in tax benefits in the period that the Company had determined such liabilities were no longer necessary. However, if an ultimate tax assessment exceeds its estimate of tax liabilities, an additional tax provision might be required.

Note 10.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income	$24,853	$17,907
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	109,164	107,669
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	654	322
Dilutive effect of employee stock options	2,117	3,272
Shares used in computing diluted net income per common share	111,935	111,263
Basic net income per common share	$0.23	$0.17
Diluted net income per common share	$0.22	$0.16
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	4,653	5,554

Note 11.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of March 31, 2014 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2014	$7,929
2015	11,093
2016	8,005
2017	5,837
2018	4,679
Thereafter	9,334
Total future minimum operating lease payments	$46,877
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of March 31, 2014 and December 31, 2013 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2014. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Significant Customer Information and Segment Information
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
No customer accounted for more than 10% of revenue in the three months ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 37% and 33% of total revenues in the first quarter of 2014 and 2013, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
North America	$153,844	$143,480
Europe, the Middle East, and Africa	60,202	46,426
Other	29,051	24,394
Total revenues	$243,097	$214,300
Property and equipment, net by geographic region are summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Property and equipment, net:
North America	$147,906	$147,460
Europe, the Middle East, and Africa	5,648	4,907
Other	6,033	4,941
Total property and equipment, net	$159,587	$157,308

Note 13.  Acquisitions
Acquisitions in Fiscal Year 2013:
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
Heiler Software AG
In November 2012, the Company acquired a majority interest in the shares of Heiler Software, a publicly-traded German company, at the end of the initial acceptance period of the takeover offer. The Company purchased the majority interest at a price of 7.04 Euro per share in cash, or approximately $101.9 million. Heiler Software provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. As of December 31, 2012, the Company held approximately 97.7% of the outstanding shares of Heiler Software. During December 2012 and the first half of 2013, the Company acquired other shareholders'

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interest in Heiler Software for approximately $6.8 million, for total cash consideration of approximately $108.7 million. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership in Heiler to 100 percent.
The fair value of the noncontrolling interest in Heiler Software at the acquisition date was $2.9 million. The valuation techniques and significant inputs used to measure the fair value of the noncontrolling interest included quoted market prices.
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
The Company's business combinations completed in 2013 did not have a material impact on the Company's condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, software revenues, service revenues, international revenues, deferred revenues, cost of software revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock-based compensation, and provision for income taxes; the growth of our customer base and customer demand for our products and services; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Report under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date of the filing of this Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Report.
Overview
We are the leading independent provider of enterprise data integration software and services. We generate revenues from sales of software licenses, subscription-based licenses, maintenance and support services, and professional services, consisting of consulting and education services.
We receive license revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, the Middle East, and Africa (“EMEA”). Revenues outside of EMEA and North America comprised approximately 12% of total consolidated revenues during the first quarter of 2014 and 10% of total consolidated revenues during 2013 and 2012.
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
Total revenues in the first quarter of 2014 increased by 13% to $243.1 million compared to $214.3 million for the same period in 2013. Our software revenues increased by 17% in the first quarter of 2014 from the same period in 2013 due to a 13% increase in license revenues and a 49% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the quarter ended March 31, 2014, compared to the same period in 2013. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. Services revenues increased by 11% in the first quarter of 2014 from the same period in 2013 due to a 14% growth in maintenance revenues and a 1% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to higher customer demand for consulting services, partially offset by a decrease in education classes offered.
Due to our dynamic market, we face both significant opportunities and challenges, and as such, we focus on the following key factors:

•
Competition:  The market for our products is highly competitive, quickly evolving and subject to rapidly changing technology, which may expand the alternatives available to our customers for their data integration requirements. Our competitors may be able to respond more quickly to new or emerging technologies, technological trends, changes in customer requirements and industry consolidation. Moreover, competition from new and emerging technologies and changes in technological trends, particularly the shift to cloud-based solutions, has increased market confusion about the benefits of our products compared to other solutions. We must compete effectively, particularly on the basis of functionality and price, against a variety of different vendors offering existing data integration software products, vendors of new and emerging technologies, and hand-coded, custom-built data integration solutions.

•
Product Introductions and Enhancements:  To address the expanding data integration needs of our customers and prospective customers and to respond to rapid technological changes and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends that are likely to continue in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally had weaker demand for our software products and services in the first and third quarters of the year. The first quarter of 2014, and the first, second and fourth quarters of 2013 followed these seasonal trends. However, license revenues in the third quarter of 2013 were higher as compared to the first and second quarters of 2013. The uncertain macroeconomic conditions and recent changes in our sales organization, particularly the recent transition in our EMEA sales leadership, make our future results more difficult to predict based on historical seasonal trends.

•
Macroeconomic and Geopolitical Conditions:  The United States and many foreign economies, particularly in Europe, continue to experience uncertainty driven by varying macroeconomic and geopolitical conditions. Although some of these economies have shown signs of improvement, including in the United States, the macroeconomic environment remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in several of our vertical markets, particularly the financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in credit, equity and foreign currency markets, and geopolitical conditions could cause delays or cancellations in international orders.

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

We continue to implement changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the leadership transitions in our international sales organizations and continued investment in our sales specialists and domain experts, we have also implemented pipeline generation and management initiatives and more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of these changes and our international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our expenses may increase. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity, profitability and revenues. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
For further discussion regarding these and related risks, see Risk Factors in Part II, Item 1A of this Report.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, income taxes, business combinations, impairment of goodwill and intangible assets, stock-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The critical accounting estimates associated with these policies are discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013.
There have been no changes to our critical accounting policies since the end of 2013.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three months ended March 31, 2014 and 2013 as a percentage of total revenues:

	Three Months Ended March 31,
	2014	2013
Revenues:
Software	42%	41%
Service	58	59
Total revenues	100	100
Cost of revenues:
Software	1	1
Service	16	16
Amortization of acquired technology	2	3
Total cost of revenues	19	20
Gross profit	81	80
Operating expenses:
Research and development	19	18
Sales and marketing	38	39
General and administrative	8	9
Amortization of intangible assets	1	1
Acquisitions and other charges	—	1
Total operating expenses	66	68
Income from operations	15	12
Interest income	—	—
Interest expense	—	—
Other expense, net	—	—
Income before income taxes	15	12
Income tax provision	5	4
Net income	10%	8%

Revenues
Our total revenues increased to $243.1 million for the three months ended March 31, 2014 compared to $214.3 million for the three months ended March 31, 2013, representing an increase of $28.8 million (or 13%). The increase in the first quarter of 2014 from the same period in 2013 was primarily due to an increase in license revenues resulting from increases in average transaction size and the number of transactions in 2014 as compared to 2013, as well as the increases in maintenance and consulting service revenues as a result of growth in our customer installed base and higher customer demand, partially offset by a decrease in education services revenues.

The following table and discussion compare our revenues for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Software revenues:
License	$88,511	$78,133	13%
Subscription	14,532	9,773	49%
Total software revenues	103,043	87,906	17%
Service revenues:
Maintenance	109,271	95,903	14%
Consulting and education	30,783	30,491	1%
Total service revenues	140,054	126,394	11%
Total revenues	$243,097	$214,300	13%
Software Revenues
Our software revenues were $103.0 million (or 42% of total revenues) for the three months ended March 31, 2014 compared to $87.9 million (or 41% of total revenues) for the three months ended March 31, 2013, representing an increase of $15.1 million(or 17%).
License Revenues
Our license revenues increased to $88.5 million (or 36% of total revenues) for the three months ended March 31, 2014 from $78.1 million (or 36% of total revenues) for the three months ended March 31, 2013. The increase in license revenues of $10.4 million (or 13%) for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to increases in the average transaction size of license orders and the number of transactions in the quarter ended March 31, 2014, compared to the same period in 2013.
The average transaction amount for orders greater than $100,000 in the first quarter of 2014, including upgrades for which we charge customers an additional fee, increased to $411,000 from $409,000 in the first quarter of 2013. The number of transactions greater than $1.0 million decreased to 13 in the first quarter of 2014 from 19 in the same period of 2013. We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.

Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, increased to $14.5 million (or 6% of total revenues) for the three months ended March 31, 2014 compared to $9.8 million (or 5% of total revenues) for the three months ended March 31, 2013. The increase of $4.8 million (or 49%) in subscription revenues for the three months ended March 31, 2014, compared to the same period in 2013 was primarily due to an increase in the installed base of subscription customers and higher customer demand.
For the remainder of 2014, we expect our revenues from subscriptions to increase from the comparable 2013 levels primarily due to our growing installed customer base and an anticipated increase in demand for subscription offerings.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $109.3 million (or 45% of total revenues) for the three months ended March 31, 2014 compared to $95.9 million (or 45% of total revenues) for the three months ended March 31, 2013. The increase of $13.4 million (or 14%) in maintenance revenues for the three months ended March 31, 2014, compared to the same period in 2013 was primarily due to the increasing size of our installed customer base, including those customers acquired through our acquisitions.

For the remainder of 2014, we expect maintenance revenues to increase from the comparable 2013 levels due to our growing installed customer base.
Consulting and Education Revenues
Consulting and education revenues slightly increased to $30.8 million (or 13% of total revenues) for the three months ended March 31, 2014 compared to $30.5 million (or 14% of total revenues) for the three months ended March 31, 2013. The increase of $0.3 million (or 1%) in consulting and education revenues for the three months ended March 31, 2014, compared to the same period in 2013 was primarily due to higher customer demand for consulting services, partially offset by a decrease in education classes offered.
For the remainder of 2014, we expect our revenues from consulting and education revenues to increase from the comparable 2013 levels primarily due to an anticipated increase in demand for consulting services.
International Revenues
Our international revenues were $89.3 million (or 37% of total revenues) and $70.8 million (or 33% of total revenues) for the three months ended March 31, 2014 and 2013, respectively. The increase of $18.4 million (or 26%) in international revenues for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to an increase in software revenues in EMEA and Latin America, and an increase in service revenues in EMEA, Latin America and Asia-Pacific.
For the remainder of 2014, we expect our international revenues as a percentage of total revenues to be relatively consistent with, or increase from, the comparable 2013 levels.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at March 31, 2014 were approximately $339.3 million compared to $297.1 million at March 31, 2013 and $343.2 million at December 31, 2013. The change in the first quarter of 2014 from the comparable period of 2013 was primarily due to increases in deferred software and service revenues, partially offset by a decrease in aggregate backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Cost of software revenues	$3,119	$2,142	46%
Cost of service revenues	40,229	36,030	12%
Amortization of acquired technology	3,985	5,724	(30)%
Total cost of revenues	$47,333	$43,896	8%
Cost of software revenues, as a percentage of software revenues	3%	2%	1%
Cost of service revenues, as a percentage of service revenues	29%	29%	—%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities. Cost of software revenues increased to $3.1 million (or 3% of software revenues) for the three months ended March 31, 2014 compared to $2.1 million (or 2% of software revenues) in the same period of 2013. The increase of $1.0 million (or 46%) in cost of software revenues for the three months ended March 31, 2014 compared to the same period in 2013, was primarily due to a $0.8 million increase in software royalties and a $0.2 million increase in fees paid to third party vendors for hosting services.
For the remainder of 2014, we expect that our cost of software revenues as a percentage of software revenues to be relatively consistent with the first quarter of 2014.
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
Cost of service revenues increased to $40.2 million (or 29% of service revenues) in the first quarter of 2014 compared to $36.0 million (or 29% of service revenues) in the same period of 2013. The $4.2 million (or 12%) increase in the first quarter of 2014 compared to the same period of 2013 was primarily due to a $1.8 million increase in personnel related costs (including stock-based compensation), a $2.0 million increase in subcontractor fees, and a $0.4 million increase in general overhead costs.
For the remainder of 2014, we expect that our cost of service revenues, in absolute dollars, to increase from the 2013 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect; however, the cost of service revenues as a percentage of service revenues for the remainder of 2014 to remain relatively consistent with the first quarter of 2014.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Amortization of acquired technology	$3,985	$5,724	(30)%

Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology decreased to $4.0 million for the three months ended March 31, 2014 from $5.7 million in the same period of 2013. The decrease of $1.7 million (or 30%) for the three months ended March 31, 2014, compared to the same period of 2013 was primarily due to a $1.1 million decrease in amortization of certain technologies that were fully amortized after March 31, 2013, and a $0.6 million decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows.
For the remainder of 2014, we expect the amortization of acquired technology to be approximately $9.0 million before the effect of any potential future acquisitions subsequent to March 31, 2014.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Research and development	$45,685	$39,523	16%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $45.7 million (or 19% of total revenues) for the three months ended March 31, 2014 from $39.5 million (or 18% of total revenues) for the three months ended March 31, 2013. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $6.2 million (or 16%) increase in the first quarter of 2014 compared to the same period of 2013 was primarily due to a $4.9 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $1.3 million increase in general overhead costs.
For the remainder of 2014, we expect research and development expenses as a percentage of total revenues to be relatively consistent with the first quarter of 2014.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Sales and marketing	$91,584	$84,057	9%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $91.6 million (or 38% of total revenues) for the three months ended March 31, 2014 from $84.1 million (or 39% of total revenues) for the three months ended March 31, 2013.
The $7.5 million (or 9%) increase for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a $5.6 million increase in personnel-related costs, a $1.1 million increase in third-party services, a $0.4 million increase in marketing programs, and a $0.4 million increase in general overhead costs. Personnel-related costs include salaries, employee benefits, sales commissions, and stock-based compensation. Sales and marketing headcount increased from 996 in March 2013 to 1,119 in March 2014. The sales and marketing expenses as a percentage of total revenues decreased by one percentage point in the first quarter of 2014 compared to the same period in 2013.
For the remainder of 2014, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first quarter of 2014. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
General and administrative	$20,053	$18,487	8%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $20.1 million (or 8% of total revenues) for the three months ended March 31, 2014 from $18.5 million (or 9% of total revenues) for the three months ended March 31, 2013.
The $1.6 million (or 8%) increase for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a $1.3 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount, and a $0.3 million increase in general overhead costs.
For the remainder of 2014, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first quarter of 2014.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Amortization of intangible assets	$1,536	$1,988	(23)%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets decreased to $1.5 million (or 1% of total revenues) for the three months ended March 31, 2014 from $2.0 million (or 1% of total revenues) for the three months ended March 31, 2013.
For the remainder of 2014, we expect amortization of the remaining intangible assets to be approximately $3.2 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to March 31, 2014.
Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Acquisitions and other charges	$89	$1,650	(95)%
For the three months ended March 31, 2013, acquisition and other charges of $1.7 million primarily consisted of $1.4 million legal, accounting, tax, bankers' and other professional service fees, $0.1 million severance payments to former employees of an acquiree, and $0.2 million accretion related charges for earn-outs and holdbacks associated with prior acquisitions.

Interest and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Interest income	$1,153	$890	30%
Interest expense	(127)	(120)	6%
Other expense, net	(84)	(68)	(24)%
Interest and other income, net	$942	$702	34%
Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other income, net were $0.9 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2014	2013	Percentage Change
Income tax provision	$12,906	$7,494	72%
Effective tax rate	34%	30%	4%
Our effective tax rates were 34% and 30% for the three months ended March 31, 2014 and 2013, respectively. Both rates were lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The higher tax rate for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to the fact that we recognized the entire 2012 research and development credit in the first quarter of 2013 and this credit expired on December 31, 2013. As of March 31, 2014, we have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest the net undistributed earnings of our foreign subsidiaries offshore.
We are a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This fact causes our effective tax rate to be sensitive to our geographic mix of earnings. Our results of operations will continue to be adversely affected to the extent that our geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions.
Our effective tax rate in 2014 continues to be highly dependent on the result of our global operations, the execution of business combinations, the outcome of various tax audits and any changes in applicable tax laws. For example, our effective tax rate has historically benefited from the federal research and development tax credit. This credit is currently expired for 2014 and has not yet been reinstated. Further, the geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries.

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of March 31, 2014, we had $730.1 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of March 31, 2014, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
Approximately 31% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$62,743	$75,580
Cash used in investing activities	$(47,758)	$(39,971)
Cash used in financing activities	$(4,477)	$(3,174)
Operating Activities:  Cash provided by operating activities for the three months ended March 31, 2014 was $62.7 million, representing a decrease of $12.8 million from the three months ended March 31, 2013. This decrease resulted primarily from a $9.4 million decrease in income taxes payable, a $3.5 million increase in prepaid expenses and other assets, a $2.2 million increase in accounts receivable, a $1.8 million decrease in adjustments for non-cash expenses, a $1.6 million decrease in accounts payable and accrued liabilities, and a $1.2 million decrease in deferred revenues, which were partially offset by a $6.9 million increase in net income. We recognized excess tax benefits from stock-based compensation of $1.7 million during the three months ended March 31, 2014. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $23.8 million during the three months ended March 31, 2014. Our “days sales outstanding” in accounts receivable increased from 54 days at March 31, 2013 to 60 days at March 31, 2014 due to an increase in billings with extended payment terms, particularly in EMEA, and a higher amount of billings which occurred toward the end of the first quarter of 2014 compared to end of the first quarter of 2013.
Investing Activities:  Net cash used in investing activities for the three months ended March 31, 2014 was $47.8 million due to $104.5 million in purchases of investments and $6.2 million in purchases of property and equipment. These cash outflows were partially offset by cash provided by the maturities of investments of $46.2 million and sales of investments of $16.8 million.
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
Financing Activities:  Net cash used in financing activities for the three months ended March 31, 2014 was $4.5 million due to repurchases and retirement of our common stock of $23.3 million, withholding taxes for restricted stock units net share settlement of $3.1 million, and payment of contingent consideration of $3.1 million. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP program of $23.3 million and excess tax benefits from stock-based compensation of $1.7 million.
We receive cash from the exercise of common stock options and the sale of common stock under our ESPP. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors. In January 2014, we announced that our Board authorized an additional $100 million increase to the program. We had $80.7 million available to repurchase additional shares of our common stock under this program as of March 31, 2014. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
In connection with our acquisitions, we are obligated to pay up to an additional $1.2 million for certain variable and deferred earn-out payments based upon the achievement of certain performance targets.
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
Credit Agreement
In September 2010, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the three months ended March 31, 2014. No amounts were outstanding under the Credit Agreement as of March 31, 2014, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of March 31, 2014. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at March 31, 2014, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2014	2015 and 2016	2017 and 2018	2019 and Beyond
Operating lease payments	$46,877	$7,929	$19,098	$10,516	$9,334
The above commitment table does not include approximately $30.0 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 9. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of the market risks we encounter.

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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
The information set forth under the "Litigation" subheading in Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2013.
If we do not compete effectively, our revenues may not grow and could decline.
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives available to our current and potential customers for their data integration requirements. Our competition consists of hand-coded, custom-built data integration solutions developed in-house by various companies in the industry segments that we target, large vendors of data integration software products (such as IBM, Microsoft, Oracle, SAP, and SAS Institute), certain privately held companies, alternate technologies, and open source solutions. From time to time, we compete with business intelligence and analytics vendors that offer, or may develop, products with functionalities that compete with our products.
Many of our competitors have longer operating histories, substantially greater financial, technical, marketing, and other resources, greater name recognition, specialized sales or domain expertise, broader product portfolios and stronger customer relationships than we do and may be able to exert greater influence on customer purchasing decisions. Our competitors may be able to respond more quickly than we can to new or emerging technologies, technological trends and changes in customer requirements. Our current and potential competitors may develop and market new technologies that render our existing or future products obsolete, unmarketable, or less competitive. In addition, new products or enhancements of existing products that we introduce may not adequately address or respond to new or emerging technologies, technological trends or changes in customer requirements. Moreover, competition from new and emerging technologies and changes in technological trends, particularly the shift to cloud-based solutions, has increased market confusion about the benefits of our products compared to other solutions. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future.
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

Furthermore, during periods of U.S. or global economic uncertainty, our customers' capital spending may be significantly reduced. As a result, there is significantly increased competition for the allocation of IT budget dollars, and other IT implementations may take priority over the use of our products and services.
Our success depends upon the introduction of new products, the integration of acquired products, and the enhancement of existing products.
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data integration software and services, especially for broader data integration initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data integration needs of our customers and prospective customers and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we have delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, and introduced Informatica Vibe, an embedded virtual data machine, designed to embed data integration into the next generation of applications. In addition, we extended our existing master data management (“MDM”) offerings through the acquisition of Heiler Software, and we introduced various solutions for the cloud market, among others. Furthermore, we recently announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data integration products. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

•	the failure to accurately anticipate the impact of new and emerging technologies or changes in technological trends;

•	the failure to accurately anticipate changes in customer requirements and preferences;

•	delays in completion, launch, delivery, or availability;

•	delays in customer adoption or market acceptance;

•	delays in customer purchases in anticipation of products not yet released;

•	product quality issues, including the possibility of defects and the costs of remediating any such defects;

•	market confusion based on changes to the product packaging and pricing as a result of a new product release;

•	market confusion based on the introduction of new and emerging technologies by us and our competitors or changes in technological trends, particularly the shift to cloud-based solutions;

•	interoperability and integration issues between our existing products and newly acquired products or technologies, and the costs of remediating any such issues;

•	interoperability and integration issues with third-party technologies and the costs of remediating any such issues;

•	customer issues with migrating or upgrading from previous product versions and the costs of remediating any such issues;

•	loss of existing customers that choose a competitor's product instead of upgrading or migrating to the new or enhanced product; and

•	loss of maintenance revenues from existing customers that do not upgrade or migrate.
We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. As a result of the risks involved, we cannot predict the impact on our overall sales from new or enhanced products, and we may not generate sufficient revenues from these products to justify their costs, which would adversely affect our competitive position and results of operations.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 25% and 22% of our total revenues in the first quarter of 2014 and 2013, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical conditions, have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical sectors that we serve. For example, in 2010 and through the first three quarters of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in Europe at least until the sovereign debt issues are resolved. In addition, we experienced a decline in financial services transactions in the fourth quarter of 2012 as compared to the fourth quarter of 2011. We expect public sector transactions to continue to be volatile in the near term, and as a result, growth in our business becomes more dependent on growth in the financial services and other sectors in the U.S. and internationally.
These conditions have also adversely affected the buying patterns of our customers and prospective customers and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions, stricter customer purchasing controls and approval processes, and a decline in our pipeline conversion rate. In addition, in the third quarter of 2013, we experienced weaker than expected results in Asia-Pacific. We expect these conditions, together with our recent sales execution challenges and our international sales leadership transitions, will continue to adversely affect our international results in the near term. If macroeconomic or geopolitical conditions continue to deteriorate or if the pace of recovery is slower or more uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in the European credit, equity and foreign currency markets or geopolitical conditions could cause delays in or cancellations of European orders. For example, recent events in the Ukraine and Russia may adversely affect transactions in Eastern Europe, and could adversely affect greater EMEA transactions as well as U.S. and European public sector transactions if the geopolitical conditions do not stabilize in the future. Deterioration of economic or geopolitical conditions in the countries in which we do business could also cause slower or impaired collections on accounts receivable. In addition, we could experience delays in the payment obligations of our worldwide reseller customers if they experience weakness in the end-user market, which would increase our credit risk exposure and harm our financial condition.
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
Due to the expense, broad functionality, and company-wide deployment of our products, our customers' decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty and global economic conditions can adversely affect the buying patterns of our customers and prospective customers and lengthen our sales cycle. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes in EMEA. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data integration initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer's decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:

•	changes in our customers' budgetary constraints and internal acceptance review procedures;

•	the timing of our customers' budget cycles;

•
the seasonality of technology purchases, which historically has resulted in stronger sales of our products in the fourth quarter of the year, especially when compared to lighter sales in the first quarter of the year;

•	our customers' concerns about the introduction of our products;

•	market confusion over the introduction of new or emerging technologies by us or our competitors or changes in technological trends, particularly the shift to cloud-based solutions; or

•	potential downturns in general economic or political conditions or potential tightening of credit markets that could occur during the sales cycle.
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
With our subscription offerings, we generally recognize revenue from customers ratably over the terms of their subscription agreements. As a result, most of the subscription revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter may not affect our results in that quarter, but could reduce revenue in future quarters. We may not be able to adjust our cost structure in response to changes in revenue. Accordingly, the effect of significant downturns in sales of our subscription offerings may not be fully reflected in our results of operations until future periods. Also, as revenue from new customers is recognized over the term of their subscription, it is difficult for us to rapidly increase revenue through additional sales in any period. In addition, if we sell certain elements of our subscription-based offerings together with our perpetual license-based products, we may not be able to recognize the revenue associated with the perpetually licensed products up-front, and we may be required to recognize such revenue ratably over the term of the subscription agreement. The timing of such revenue recognition may make it more difficult to forecast sales and trends in our business, particularly changes in revenue, and could have a potentially negative impact on our financial performance.
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
We rely on our relationships with our strategic partners. If we do not establish, maintain and strengthen these relationships, our ability to generate revenue and control expenses could be adversely affected, which could cause a decline in the price of our common stock.
We believe that our ability to increase the sales of our products depends in part upon establishing, maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise integrator vendors, for the promotion and implementation of our products. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to establish relationships with new strategic partners, including those that may differ from the types of strategic partners we currently have. We may not be able to successfully establish such relationships, which may adversely affect the market acceptance of our products.
Our strategic partners offer products from several different companies, including, in some cases, products that compete with our products. We have limited control, if any, as to whether these strategic partners devote adequate resources to promoting, selling, and implementing our products as compared to our competitors' products. Also, new or emerging technologies, technological trends or changes in customer requirements may result in certain of our strategic partners becoming potential competitors in the future. In addition, from time to time our strategic partners have acquired, and will likely continue to acquire, competitors of ours.  Such consolidation makes it critical that we continue to develop, maintain and strengthen our relationships with other strategic partners. We may not be able to develop, maintain and strengthen such relationships and successfully generate additional revenue.
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
In addition to our traditional data integration products, we have expanded our platform to include products and services in the emerging market for broader data integration initiatives, such as cloud data integration, data quality, information lifecycle management, data exchange, and MDM, among others. The market for our broader data integration products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data integration products may not succeed and may not result in significant revenue. For example, we recently announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data integration products. Our newer products may not achieve market acceptance if our customers or prospective customers:

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
Market acceptance of our products may also be affected if, among other things, competition substantially increases in the data integration market or transactional applications suppliers integrate their products to such a degree that the utility of the functionality that our products and services provided is minimized or rendered unnecessary. Market acceptance of our products may also be affected by customer confusion surrounding the introduction of new and emerging technologies by us and our competitors or changes in technological trends, particularly the shift to cloud-based solutions, and confusion about the benefits of our products compared to other solutions. In addition, in order to enable our sales personnel and our external distribution channels to sell these newer products effectively, we have continued to invest resources and incur additional costs in training programs on new product functionalities, key differentiators, and key business values. If these newer products do not achieve market acceptance, our revenues could be adversely affected and our revenue growth rate, profitability and stock price could decline.
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
A network or data security incident may compromise the integrity of our products or allow unauthorized access to our network or our customers' data, harm our reputation, create additional liability and adversely impact our financial results.
We make significant efforts to maintain the security and integrity of our product source code and computer systems. However, the threats to network and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, we may need to devote more resources to address security vulnerabilities in our products, and the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products. Furthermore, the risks related to network or security incidents will increase as we continue to develop our cloud products and services, which may store, transmit and process our customers' sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. Unauthorized access or security incidents could expose us to loss of this data, litigation, indemnity obligations and significant other liabilities, which may adversely affect our business. In addition, we also have acquired a number of companies, products, services and technologies over the years. As a result, we may inherit additional IT security issues when we integrate these acquisitions.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, and changes in applicable tax laws and accounting pronouncements. For example, our effective tax rate has historically benefited from the federal research and development tax credit. As of March 31, 2014, the credit had not been extended resulting in no tax benefit in 2014. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of March 31, 2014. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants under the credit agreement as of March 31, 2014. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.

Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended March 31, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 — January 31
From employees (1)	—	—	—	—
Repurchase program (2)	73,469	$40.83	73,469	$100,999
February 1 — February 28
From employees (1)	77,743	$39.31	—	—
Repurchase program (2)	406,115	$39.77	406,115	$84,848
March 1 — March 31
From employees (1)	—	—	—	—
Repurchase program (2)	102,754	$40.60	102,754	$80,676
Total	660,081	$39.96	582,338
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the first quarter of 2014 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. As of March 31, 2014, we had $80.7 million remaining under the program for future share repurchases. In January 2014, we announced that our Board had authorized an additional $100 million increase to the program. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1	2009 Equity Incentive Plan, as amended.
10.2	Description of 2014 Corporate Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2014	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support and Services and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2014

Exhibit Number	Document

10.1	2009 Equity Incentive Plan, as amended.
10.2	Description of 2014 Corporate Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.