Form 10-Q
period 2014-06-30
INFORMATICA CORP
filed 2014-08-07
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of July 31, 2014, there were approximately 110,002,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,772	$297,818
Short-term investments	428,399	379,616
Accounts receivable, net of allowances of $4,028 and $4,135, respectively	181,493	204,374
Deferred tax assets	46,773	32,898
Prepaid expenses and other current assets	46,275	34,541
Total current assets	960,712	949,247
Property and equipment, net	159,318	157,308
Goodwill	558,993	523,142
Other intangible assets, net	49,324	41,625
Long-term deferred tax assets	30,674	44,865
Other assets	6,335	6,834
Total assets	$1,765,356	$1,723,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,915	$10,124
Accrued liabilities	49,967	63,055
Accrued compensation and related expenses	66,784	71,314
Income taxes payable	—	14,184
Deferred revenues	296,681	285,184
Total current liabilities	431,347	443,861
Long-term deferred revenues	14,113	12,938
Long-term income taxes payable	30,641	29,878
Other liabilities	4,190	594
Total liabilities	480,291	487,271
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 200,000 shares authorized; 109,829 shares and
108,643 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	110	109
Additional paid-in capital	805,452	805,728
Accumulated other comprehensive loss	(1,304)	(3,212)
Retained earnings	480,807	433,125
Total stockholders’ equity	1,285,065	1,235,750
Total liabilities and stockholders' equity	$1,765,356	$1,723,021
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Software	$103,455	$91,428	$206,498	$179,334
Service	147,258	131,011	287,312	257,405
Total revenues	250,713	222,439	493,810	436,739
Cost of revenues:
Software	2,450	2,501	5,569	4,643
Service	43,343	36,463	83,572	72,493
Amortization of acquired technology	3,286	5,621	7,271	11,345
Total cost of revenues	49,079	44,585	96,412	88,481
Gross profit	201,634	177,854	397,398	348,258
Operating expenses:
Research and development	48,850	41,668	94,535	81,191
Sales and marketing	96,784	89,510	188,368	173,567
General and administrative	20,019	19,181	40,072	37,668
Amortization of intangible assets	1,384	2,000	2,920	3,988
Acquisitions and other charges (benefit)	771	(436)	860	1,214
Total operating expenses	167,808	151,923	326,755	297,628
Income from operations	33,826	25,931	70,643	50,630
Interest income	1,179	893	2,332	1,783
Interest expense	(166)	(128)	(293)	(248)
Other expense, net	(198)	(391)	(282)	(459)
Income before income taxes	34,641	26,305	72,400	51,706
Income tax provision	11,812	8,139	24,718	15,633
Net income	$22,829	$18,166	$47,682	$36,073
Basic net income per common share	$0.21	$0.17	$0.44	$0.33
Diluted net income per common share	$0.20	$0.16	$0.43	$0.32
Shares used in computing basic net income per common share	109,739	108,138	109,453	107,904
Shares used in computing diluted net income per common share	111,601	111,344	111,770	111,305
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$22,829	$18,166	$47,682	$36,073
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(118), $(60), $(279) and $243	(312)	800	257	(6,168)
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $(77), $326, $(134) and $370	125	(533)	218	(604)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(1), $7, $(2) and $10	(2)	13	(4)	17
Net change, net of tax benefit (expense) of $(76), $319, $(132) and $360	123	(520)	214	(587)
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $(250), $797, $(800) and $694	406	(1,300)	1,304	(1,131)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(104), $51, $81 and $49	(168)	83	133	80
Net change, net of tax benefit (expense) of $(146), $746, $(881) and $645	238	(1,217)	1,437	(1,051)
Total other comprehensive income (loss), net of tax effect	49	(937)	1,908	(7,806)
Total comprehensive income, net of tax effect	$22,878	$17,229	$49,590	$28,267
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$47,682	$36,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,066	7,263
Stock-based compensation	29,607	29,379
Deferred income taxes	(3,426)	(3,663)
Tax benefits from stock-based compensation	225	3,518
Excess tax benefits from stock-based compensation	(2,634)	(4,810)
Amortization of intangible assets and acquired technology	10,191	15,333
Other operating activities, net	—	(2,462)
Changes in operating assets and liabilities:
Accounts receivable	23,491	21,308
Prepaid expenses and other assets	(2,324)	(1,298)
Accounts payable and accrued liabilities	(6,009)	(8,131)
Income taxes payable	(14,861)	(4,572)
Deferred revenues	11,073	20,989
Net cash provided by operating activities	102,081	108,927
Investing activities:
Purchases of property and equipment	(8,707)	(5,017)
Purchases of investments	(165,893)	(232,304)
Investment in equity interest, net	(282)	—
Maturities of investments	86,855	106,247
Sales of investments	31,045	58,373
Business acquisitions, net of cash acquired	(54,614)	(7,464)
Net cash used in investing activities	(111,596)	(80,165)
Financing activities:
Net proceeds from issuance of common stock	31,742	30,100
Repurchases and retirement of common stock	(55,872)	(42,982)
Withholding taxes related to restricted stock units net share settlement	(5,978)	(5,570)
Payment of contingent consideration	(3,061)	(2,490)
Excess tax benefits from stock-based compensation	2,634	4,810
Purchase of acquiree stock	—	(6,365)
Net cash used in financing activities	(30,535)	(22,497)
Effect of foreign exchange rate changes on cash and cash equivalents	4	(3,344)
Net increase (decrease) in cash and cash equivalents	(40,046)	2,921
Cash and cash equivalents at beginning of period	297,818	190,127
Cash and cash equivalents at end of period	$257,772	$193,048
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2014 and 2013 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2014, or any other future period.
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
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment (“CTA”) should be released into net income upon the occurrence of certain qualifying events. The Company adopted ASU 2013-05 prospectively as required on January 1, 2014. Adoption of ASU 2013-05 did not impact the Company's condensed consolidated financial statements and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. The standard will be effective for the Company in the first quarter of fiscal 2017. ASU 2014-09 allows for two methods of adoption: (a) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (b) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. Early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and disclosures.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of fiscal 2016 with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2014-12 on its consolidated financial statements and disclosures.
There have been no other changes to the Company's significant accounting policies since the end of 2013.
Fair Value Measurement of Financial Assets and Liabilities
The Company did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2014. The following table summarizes financial assets that the Company measures at fair value on a recurring basis as of June 30, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$16,448	$16,448	$—	$—
Time deposits (ii)	29,029	29,029	—	—
Marketable debt securities (ii)	400,370	—	400,370	—
Total money market funds, time deposits, and marketable debt securities	445,847	45,477	400,370	—
Foreign currency derivatives (iii)	1,853	—	1,853	—
Total assets	$447,700	$45,477	$402,223	$—
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2013 (in thousands):

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the derivative assets and liabilities. The Company records its derivative assets and liabilities at gross in the condensed consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (“LIBOR”) used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of twelve months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the three and six months ended June 30, 2014 and 2013.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the three and six months ended June 30, 2014 and 2013. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the condensed consolidated statements of income.
The changes in the acquisition-related contingent consideration liability for the six months ended June 30, 2014 consisted of the following (in thousands):

June 30, 2014
Beginning balance as of December 31, 2013	$3,071
Change in fair value of contingent consideration	(10)
Payment of contingent consideration	(3,061)
Ending balance as of June 30, 2014	$—

See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's short-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three and six months ended June 30, 2014 and 2013 were negligible. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of June 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$240,324	$—	$—	$240,324
Cash equivalents:
Money market funds	16,448	—	—	16,448
Municipal notes and bonds	1,000	—	—	1,000
Total cash equivalents	17,448	—	—	17,448
Total cash and cash equivalents	257,772	—	—	257,772
Short-term investments:
Certificates of deposit	1,920	—	—	1,920
Commercial paper	3,999	—	—	3,999
Corporate notes and bonds	214,083	334	(129)	214,288
Federal agency notes and bonds	71,017	11	(41)	70,987
Time deposits	29,029	—	—	29,029
Municipal notes and bonds	107,904	274	(2)	108,176
Total short-term investments	427,952	619	(172)	428,399
Total cash, cash equivalents, and short-term investments	$685,724	$619	$(172)	$686,171

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$263,572	$—	$—	$263,572
Cash equivalents:
Money market funds	21,893	—	—	21,893
U.S. government notes and bonds	12,353	—	—	12,353
Total cash equivalents	34,246	—	—	34,246
Total cash and cash equivalents	297,818	—	—	297,818
Short-term investments:
Certificates of deposit	960	—	—	960
Commercial paper	12,738	—	—	12,738
Corporate notes and bonds	175,446	220	(220)	175,446
Federal agency notes and bonds	64,863	31	(69)	64,825
Time deposits	21,585	—	—	21,585
Municipal notes and bonds	103,923	153	(14)	104,062
Total short-term investments	379,515	404	(303)	379,616
Total cash, cash equivalents, and short-term investments	$677,333	$404	$(303)	$677,434
See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at June 30, 2014 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$64,942	$(129)
Federal agency notes and bonds	48,965	(36)
Municipal notes and bonds	4,789	(2)
Total	$118,696	$(167)
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at June 30, 2014 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Federal agency notes and bonds	$2,494	$(5)
Total	$2,494	$(5)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at June 30, 2014 (in thousands):

	Cost	Fair Value
Due within one year	$176,842	$176,983
Due in one year to two years	171,471	171,781
Due after two years	79,639	79,635
Total	$427,952	$428,399

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of June 30, 2014 and December 31, 2013 are as follows (in thousands, except years):

	June 30, 2014			December 31, 2013			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$144,643	$(106,297)	$38,346	$130,744	$(99,026)	$31,718	6
Other Intangible Assets:
Customer relationships	45,183	(37,083)	8,100	41,683	(35,216)	6,467	5
All other (i)	17,696	(14,818)	2,878	17,205	(13,765)	3,440	4-11
Total other intangible assets	62,879	(51,901)	10,978	58,888	(48,981)	9,907
Total intangible assets, net	$207,522	$(158,198)	$49,324	$189,632	$(148,007)	$41,625
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $4.7 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively, and $10.2 million and $15.3 million for the six months ended June 30, 2014 and 2013, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2014, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2014	$5,861	$3,023	$8,884
2015	9,998	4,014	14,012
2016	8,550	2,160	10,710
2017	6,605	863	7,468
2018	4,582	439	5,021
Thereafter	2,750	479	3,229
Total expected amortization expense	$38,346	$10,978	$49,324
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in thousands):

June 30, 2014
Beginning balance as of December 31, 2013	$523,142
Goodwill from acquisition	36,116
Subsequent goodwill adjustments	(265)
Ending balance as of June 30, 2014	$558,993
During the six months ended June 30, 2014, the Company recorded subsequent goodwill adjustments of $(0.3) million related to foreign currency translation adjustments. The goodwill is partially deductible for tax purposes. See Note 13. Acquisitions for a further discussion of goodwill from acquisitions.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Borrowings
Credit Agreement
On September 29, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the Credit Agreement as of June 30, 2014, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2014.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended June 30, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain on Available-for-Sale Investments		Net Unrealized Gain on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of March 31, 2014	$(2,310)	$154		$803		$(1,353)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax expense of $(118), $(77) and $(250)	(312)	125		406		219
Net gain reclassified from accumulated other comprehensive income (loss), net of tax expense of $ —, $(1) and $(104)	—	(2)	(i)	(168)	(ii)	(170)
Total other comprehensive income (loss), net of tax effect (iii)	(312)	123		238		49
Accumulated other comprehensive income (loss) as of June 30, 2014	$(2,622)	$277		$1,041		$(1,304)
____________________

(i)	The before-tax gain of $3 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax gain of $66 and $206 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax expense was included in income tax provision on the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended June 30, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of March 31, 2013	$(14,980)	$175		$(94)		$(14,899)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax benefit (expense) of $(60), $326 and $797	800	(533)		(1,300)		(1,033)
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $7 and $51	—	13	(i)	83	(ii)	96
Total other comprehensive income (loss), net of tax effect (iii)	800	(520)		(1,217)		(937)
Accumulated other comprehensive loss as of June 30, 2013	$(14,180)	$(345)		$(1,311)		$(15,836)
____________________

(i)	The before-tax loss of $20 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $31 and $103 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax benefit (expense) was included in income tax provision on the condensed consolidated statements of income.
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the six months ended June 30, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax expense of $(279), $(134) and $(800)	257	218		1,304		1,779
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $ —, $(2) and $81	—	(4)	(i)	133	(ii)	129
Total other comprehensive income, net of tax effect (iii)	257	214		1,437		1,908
Accumulated other comprehensive income (loss) as of June 30, 2014	$(2,622)	$277		$1,041		$(1,304)
____________________

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(i)	The before-tax gain of $6 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $54 and $160 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax benefit (expense) was included in income tax provision on the condensed consolidated statements of income.
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the six months ended June 30, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive loss:
Other comprehensive loss before reclassifications, net of tax benefit of $243, $370 and $694	(6,168)	(604)		(1,131)		(7,903)
Net loss reclassified from accumulated other comprehensive loss, net of tax benefit of $ —, $10 and $49	—	17	(i)	80	(ii)	97
Total other comprehensive loss, net of tax effect (iii)	(6,168)	(587)		(1,051)		(7,806)
Accumulated other comprehensive loss as of June 30, 2013	$(14,180)	$(345)		$(1,311)		$(15,836)
____________________

(i)	The before-tax loss of $27 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $31 and $98 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax benefit was included in income tax provision on the condensed consolidated statements of income.
The Company did not have any other-than-temporary impairment recognized in accumulated other comprehensive income (loss) as of June 30, 2014 and December 31, 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of June 30, 2014, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $25.5 million and $30.1 million of Indian rupees as of June 30, 2014 and December 31, 2013, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were to buy $2.7 million and $2.6 million of Indian rupees at June 30, 2014 and December 31, 2013, respectively.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Derivatives designated as hedging instruments	$1,658	$—	$284	$830
Derivatives not designated as hedging instruments	195	—	—	194
Total fair value of derivative instruments	$1,853	$—	$284	$1,024
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.
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
As of June 30, 2014, there were no derivative assets or liabilities which had the right of offset associated with these foreign exchange contracts. As a result, no amounts are presented in a net derivative asset or net derivative liability position.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the offsetting of derivative assets as of December 31, 2013 (in thousands):

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
The following table sets forth the offsetting of derivative liabilities as of December 31, 2013 (in thousands):

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income (loss) and condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$656	$(2,097)	$2,104	$(1,825)
Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of service revenues and operating expenses (effective portion)	$272	$(134)	$(214)	$(129)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$—	$507	$—	$577
The Company did not have any ineffective portion of the derivative recorded in the condensed consolidated statements of income.
The before-tax gain (loss) recognized in other expense, net for non-designated foreign currency forward contracts for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) recognized in other expense, net	$(6)	$(212)	$69	$(191)
See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 7.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In January 2014, the Board of Directors approved the repurchase of up to an additional $100.0 million of the Company's outstanding common stock. As of June 30, 2014, $48.1 million remained available for share repurchases under this program. In July 2014, the Company announced that the Board of Directors approved the repurchase of up to an additional $100.0 million of the Company's outstanding stock.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
During the three and six months ended June 30, 2014, the Company repurchased approximately 896,000 shares of its common stock at a cost of $32.5 million and approximately 1,478,000 shares of its common stock at a cost of $55.9 million, respectively. During the three and six months ended June 30, 2013, the Company repurchased approximately 594,000 shares of its common stock at a cost of $21.0 million and approximately 1,204,000 shares of its common stock at a cost of $43.0 million, respectively.

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

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Option grants:
Expected volatility	37%	42%	37 - 40%	41 - 43%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.5	3.3	3.5	3.3
Risk-free interest rate	1.3%	0.6%	1.1%	0.6%
ESPP: (i)
Expected volatility	—%	—%	36%	42%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate	—%	—%	0.1%	0.1%
____________________

(i)	ESPP purchases are made on the last day of January and July of each year.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of the stock-based compensation, net of estimated income tax benefit, for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of service revenues	$1,454	$1,433	$2,918	$2,763
Research and development	5,214	4,978	9,876	9,418
Sales and marketing	5,137	5,686	9,843	10,375
General and administrative	3,556	3,752	6,970	6,823
Total stock-based compensation	15,361	15,849	29,607	29,379
Estimated tax benefit of stock-based compensation	(4,189)	(4,312)	(8,051)	(7,952)
Total stock-based compensation, net of estimated tax benefit	$11,172	$11,537	$21,556	$21,427
Stock Option Activity
A summary of stock option activity through June 30, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,424	$29.05	3.48	$127,697
Granted	1,298	$38.14
Exercised	(1,955)	$10.52
Forfeited or expired	(572)	$43.20
Outstanding at June 30, 2014	8,195	$33.93	4.31	$41,010
Exercisable at June 30, 2014	4,586	$30.86	3.19	$37,566
Restricted Stock Unit Activity
A summary of RSU activity, excluding PRSUs, through June 30, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	1,793	—
Awarded	1,251	$36.77
Released	(411)	$36.00
Forfeited	(123)	$39.85
Outstanding at June 30, 2014	2,510	—
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
A summary of PRSU activity based upon PRSUs granted in 2013, certified and actually achieved through June 30, 2014 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2013	—
Achieved	507
Released	(122)
Forfeited	(41)
Outstanding at June 30, 2014	344

Note 9.  Income Taxes
The Company's effective tax rates were 34% and 31% for the three months ended June 30, 2014 and 2013, respectively, and 34% and 30% for the six months ended June 30, 2014 and 2013, respectively. The rates were lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The higher tax rate for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the facts that the Company did not recognize any benefit from the federal research and development credit in 2014 and the Company recognized tax benefits from adjustments to tax reserves in the second quarter of 2013. In addition, the higher tax rate for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the facts that the Company recognized the entire 2012 research and development credit in the first quarter of 2013 and this credit expired on December 31, 2013.
The Company is a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This fact causes the Company's effective tax rate to be sensitive to its geographic mix of earnings. The geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of the Company's foreign subsidiaries. The Company's results of operations will continue to be adversely affected to the extent that its geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. As of June 30, 2014, the Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended June 30, 2014, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the quarter ended June 30, 2014, consistent with prior periods, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit and certain operating losses incurred outside of the United States. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. In addition, the Company recorded a valuation allowance related to the deferred tax asset that is attributable to certain operating losses incurred outside of the United States.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $26.6 million and $19.2 million as of June 30, 2014 and 2013, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of June 30, 2014 and 2013 were approximately $3.7 million and $2.6 million, respectively. As of June 30, 2014, the gross unrecognized tax benefit was approximately $29.9 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of June 30, 2014.
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

Note 10.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$22,829	$18,166	$47,682	$36,073
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	109,739	108,138	109,453	107,904
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	559	280	606	301
Dilutive effect of employee stock options	1,303	2,926	1,711	3,100
Shares used in computing diluted net income per common share	111,601	111,344	111,770	111,305
Basic net income per common share	$0.21	$0.17	$0.44	$0.33
Diluted net income per common share	$0.20	$0.16	$0.43	$0.32
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	5,147	6,268	4,900	5,911

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of June 30, 2014 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2014	$5,719
2015	12,104
2016	8,983
2017	6,317
2018	4,988
Thereafter	12,128
Total future minimum operating lease payments	$50,239
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of June 30, 2014 and December 31, 2013 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2014. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
No customer accounted for more than 10% of revenue in the three and six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 36% and 35% of total revenues in the second quarter of 2014 and 2013, respectively, and 36% and 34% of total revenues for the six months ended June 30, 2014 and 2013, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
North America	$159,973	$145,456	$313,817	$288,936
Europe, the Middle East, and Africa	60,581	53,716	120,783	100,142
Other	30,159	23,267	59,210	47,661
Total revenues	$250,713	$222,439	$493,810	$436,739
Property and equipment, net by geographic region are summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Property and equipment, net:
North America	$146,721	$147,460
Europe, the Middle East, and Africa	7,159	4,907
Other	5,438	4,941
Total property and equipment, net	$159,318	$157,308

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13.  Acquisitions
Acquisition in Fiscal Year 2014:
StrikeIron
In June 2014, the Company acquired all outstanding shares of StrikeIron, Inc. (“StrikeIron”), for aggregate consideration of approximately $54.6 million. StrikeIron provides cloud-based data-as-a-service for email and contact validation, and will enable the Company to enhance its cloud-based product portfolio. The goodwill is not deductible for tax purposes.
Approximately $8.3 million of the consideration otherwise payable to former StrikeIron stockholders was placed into an escrow fund and held as partial security for the indemnification obligations of the former StrikeIron stockholders. The escrow fund will remain in place until September 2015.
The following table summarizes the fair value of assets acquired and liabilities assumed of $50.5 million and the acquiree's transaction related costs and debt settlement of $4.1 million, which were paid by the Company (in thousands):

Assumed liabilities, net of assets	$(3,499)
Identifiable intangible assets:
Developed and core technology	13,900
Customer relationships	3,500
Covenants not to compete	450
Trade names	40
Total identifiable net assets	14,391
Goodwill	36,116
Total assets acquired and liabilities assumed	50,507
Acquiree's transaction related costs and debt settlement	4,138
Total	$54,645
Acquisitions in Fiscal Year 2013:
Active Endpoints
In February 2013, the Company acquired Active Endpoints, Inc. (“Active Endpoints”), a privately-held company, for approximately $10.0 million in cash. Active Endpoints designs, markets, and supports on-premise and cloud-based process automation software solutions. Total assets acquired and liabilities assumed were approximately $10.0 million of which approximately $7.1 million was allocated to goodwill, $3.8 million was allocated to identifiable intangible assets, and $0.9 million to net liabilities assumed. The goodwill is not deductible for tax purposes.
Approximately $1.5 million of the consideration otherwise payable to former Active Endpoints stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The entire escrow fund was released in the second quarter of 2014.
Heiler Software AG
In November 2012, the Company acquired a majority interest in the shares of Heiler Software, a publicly-traded German company, at the end of the initial acceptance period of the takeover offer. The Company purchased the majority interest at a price of 7.04 Euro per share in cash, or approximately $101.9 million. Heiler Software provides enterprise product information management, master data management and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. As of December 31, 2012, the Company held approximately 97.7% of the outstanding shares of Heiler Software. During December 2012 and the first half of 2013, the Company acquired other shareholders' interest in Heiler Software for approximately $6.8 million, which extinguished recorded liabilities to noncontrolling shareholders. Total cash consideration was approximately $108.7 million. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership in Heiler to 100 percent.
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
The Company's business combinations completed in 2014 and 2013, either individually or in aggregate, did not have a material impact on the Company's condensed consolidated financial statements, and therefore pro forma disclosures have not been presented. The Company included the financial results of these companies in the condensed consolidated financial statements from their respective acquisition dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to the productivity of our sales force, software revenues, service revenues, international revenues, potential future revenues, cost of software revenues, cost of service revenues, operating expenses, amortization of acquired technology, stock-based compensation, and provision for income taxes; the growth of our customer base and customer demand for our products and services; our credit agreement; the sufficiency of our cash balances and cash flows for the next 12 months; our stock repurchase programs; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; market risk sensitive instruments, contractual obligations; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Report under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date of the filing of this Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
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
We receive software revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of cloud and address validation offerings. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, the Middle East, and Africa (“EMEA”). Revenues outside of EMEA and North America comprised approximately 12% of total consolidated revenues during the first half of 2014 and 10% of total consolidated revenues during 2013 and 2012.
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
Total revenues in the second quarter of 2014 increased by 13% to $250.7 million compared to $222.4 million for the same period in 2013. Our software revenues increased by 13% in the second quarter of 2014 from the same period in 2013 due to a 9% increase in license revenues and a 43% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the quarter ended June 30, 2014, compared to the same period in 2013. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. Service revenues increased by 12% in the second quarter of 2014 from the same period in 2013 due to a 13% growth in maintenance revenues and an 11% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to higher customer demand for consulting services, partially offset by a decrease in education classes offered.

In the first half of 2014, total revenues increased by 13% to $493.8 million from $436.7 million in the comparable period a year ago. Software revenues increased by 15% in the first half of 2014 from the same period in 2013 due to an increase of 11% in license revenues and a 45% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the first half of 2014, compared to the same period in 2013. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Service revenues increased by 12% in the first half of 2014 from the same period in 2013 due to a 13% growth in maintenance revenues and a 6% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand, partially offset by a decrease in education classes offered.
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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends that are likely to continue in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally had weaker demand for our software products and services in the first and third quarters of the year. The first, second and fourth quarters of 2013 followed these seasonal trends. However, license revenues in the second quarter of 2014 were lower as compared to the first quarter of 2014, and license revenues in the third quarter of 2013 were higher as compared to the first and second quarters of 2013. The uncertain macroeconomic conditions and recent changes in our worldwide sales organization make our future results more difficult to predict based on historical seasonal trends.

•
Macroeconomic and Geopolitical Conditions:  The United States and many foreign economies, particularly in Europe, continue to experience uncertainty driven by varying macroeconomic and geopolitical conditions. Although some of these economies have shown signs of improvement, including in the United States, the macroeconomic environment remains uncertain and uneven. Uncertainty in the macroeconomic environment and associated global economic conditions as well as geopolitical conditions have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in several of our vertical markets, particularly the financial services and public sectors. These conditions have also adversely affected the buying patterns of customers and our overall pipeline conversion rate, as well as our revenue growth expectations. Furthermore, we continue to invest in our international operations. There are significant risks with overseas investments, and our growth prospects in these regions are uncertain. Increased volatility, further declines in credit, equity and foreign currency markets, and geopolitical conditions could cause delays or cancellations in international orders.

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
We continue to implement changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the various leadership transitions in our worldwide sales organization and continued investment in our sales specialists and domain experts, we have also implemented pipeline generation and management initiatives and more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of these changes and our international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our expenses may increase. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience increased sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity, profitability and revenues. If we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
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

Results of Operations
The following table presents certain financial data for the three and six months ended June 30, 2014 and 2013 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Software	41%	41%	42%	41%
Service	59	59	58	59
Total revenues	100	100	100	100
Cost of revenues:
Software	1	1	1	1
Service	18	16	17	16
Amortization of acquired technology	1	3	2	3
Total cost of revenues	20	20	20	20
Gross profit	80	80	80	80
Operating expenses:
Research and development	19	19	19	19
Sales and marketing	38	40	37	39
General and administrative	8	8	8	9
Amortization of intangible assets	1	1	1	1
Acquisitions and other charges (benefit)	—	—	—	—
Total operating expenses	66	68	65	68
Income from operations	14	12	15	12
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Income before income taxes	14	12	15	12
Income tax provision	5	4	5	4
Net income	9%	8%	10%	8%

Revenues
Total revenues in the second quarter of 2014 increased by 13% to $250.7 million compared to $222.4 million for the same period in 2013. Our software revenues increased by 13% in the second quarter of 2014 from the same period in 2013 due to a 9% increase in license revenues and a 43% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the quarter ended June 30, 2014, compared to the same period in 2013. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. Service revenues increased by 12% in the second quarter of 2014 from the same period in 2013 due to a 13% growth in maintenance revenues and an 11% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to higher customer demand for consulting services, partially offset by a decrease in education classes offered.

In the first half of 2014, total revenues increased by 13% to $493.8 million from $436.7 million in the comparable period a year ago. Software revenues increased by 15% in the first half of 2014 from the same period in 2013 due to an increase of 11% in license revenues and a 45% increase in subscription revenues. The increase in license revenues reflected increases in the average transaction size of license orders and number of transactions in the first half of 2014, compared to the same period in 2013. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. Service revenues increased by 12% in the first half of 2014 from the same period in 2013 due to a 13% growth in maintenance revenues and a 6% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand, partially offset by a decrease in education classes offered.

The following table and discussion compare our revenues for the three and six months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Software revenues:
License	$87,293	$80,095	9%	$175,804	$158,227	11%
Subscription	16,162	11,333	43%	30,694	21,107	45%
Total software revenues	103,455	91,428	13%	206,498	179,334	15%
Service revenues:
Maintenance	112,494	99,701	13%	221,765	195,604	13%
Consulting and education	34,764	31,310	11%	65,547	61,801	6%
Total service revenues	147,258	131,011	12%	287,312	257,405	12%
Total revenues	$250,713	$222,439	13%	$493,810	$436,739	13%
Software Revenues
Our software revenues were $103.5 million (or 41% of total revenues) for the three months ended June 30, 2014 compared to $91.4 million (or 41% of total revenues) for the three months ended June 30, 2013, representing an increase of $12.0 million (or 13%). Our software revenues were $206.5 million (or 42% of total revenues) for the six months ended June 30, 2014 compared to $179.3 million (or 41% of total revenues) for the six months ended June 30, 2013, representing an increase of $27.2 million (or 15%).
License Revenues
Our license revenues increased to $87.3 million (or 35% of total revenues) for the three months ended June 30, 2014 from $80.1 million (or 36% of total revenues) for the three months ended June 30, 2013. Our license revenues increased to $175.8 million (or 36% of total revenues) for the six months ended June 30, 2014 from $158.2 million (or 36% of total revenues) for the six months ended June 30, 2013. The increases in license revenues of $7.2 million (or 9%) and $17.6 million (or 11%) for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 were primarily due to increases in the average transaction size of license orders and the number of transactions.
The average transaction amount for orders greater than $100,000 in the second quarter of 2014, including upgrades for which we charge customers an additional fee, increased to $465,000 from $441,000 in the second quarter of 2013. The average transaction amount for orders greater than $100,000 for the six months ended June 30, 2014, including upgrades for which we charge our customers an additional fee, increased to $439,000 from $426,000 in the same period of 2013.

The number of transactions greater than $1.0 million increased to 23 in the second quarter of 2014 from 15 in the same period of 2013. The number of transactions greater than $1.0 million increased to 36 for the six months ended June 30, 2014 from 34 in the same period of 2013. We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.

Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and address validation offerings, increased to $16.2 million (or 6% of total revenues) for the three months ended June 30, 2014 compared to $11.3 million (or 5% of total revenues) for the three months ended June 30, 2013. Subscription revenues increased to $30.7 million (or 6% of total revenues) for the six months ended June 30, 2014 from $21.1 million (or 5% of total revenues) for the six months ended June 30, 2013. The increases of $4.8 million (or 43%) and $9.6 million (or 45%) in subscription revenues for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 were primarily due to an increase in the installed base of subscription customers and higher customer demand.

For the remainder of 2014, we expect our revenues from subscriptions to increase from the comparable 2013 levels primarily due to our growing installed customer base and an anticipated increase in demand for subscription offerings.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $112.5 million (or 45% of total revenues) for the three months ended June 30, 2014 compared to $99.7 million (or 45% of total revenues) for the three months ended June 30, 2013. Maintenance revenues increased to $221.8 million (or 45% of total revenues) for the six months ended June 30, 2014 compared to $195.6 million (or 45% of total revenues) for the six months ended June 30, 2013. The increase of $12.8 million (or 13%) and $26.2 million (or 13%) in maintenance revenues for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 were primarily due to the increasing size of our installed customer base, including those customers acquired through our acquisitions. See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2014, we expect maintenance revenues to increase from the comparable 2013 levels due to our growing installed customer base.
Consulting and Education Revenues
Consulting and education revenues slightly increased to $34.8 million (or 14% of total revenues) for the three months ended June 30, 2014 compared to $31.3 million (or 14% of total revenues) for the three months ended June 30, 2013. Consulting and education revenues increased to $65.5 million (or 13% of total revenues) for the six months ended June 30, 2014 compared to $61.8 million (or 14% of total revenues) for the six months ended June 30, 2013. The increase of $3.5 million (or 11%) and $3.7 million (or 6%) in consulting and education revenues for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 were primarily due to higher customer demand for consulting services, partially offset by a decrease in education classes offered.
For the remainder of 2014, we expect our revenues from consulting and education revenues to increase from the comparable 2013 levels primarily due to an anticipated increase in demand for consulting services.
International Revenues
Our international revenues were $90.7 million (or 36% of total revenues) and $77.0 million (or 35% of total revenues) for the three months ended June 30, 2014 and 2013, respectively. Our international revenues were $180.0 million (or 36% of total revenues) and $147.8 million (or 34% of total revenues) for the six months ended June 30, 2014 and 2013, respectively. The increase of $13.7 million (or 18%) in international revenues for the three months ended June 30, 2014 compared to the same period in 2013 was due to increases in software revenues and service revenues in EMEA, Asia-Pacific, and Latin America. The increase of $32.2 million (or 22%) in international revenues for the six months ended June 30, 2014 compared to the same period in 2013 was due to increases in software revenues and service revenues in EMEA, Asia-Pacific and Latin America.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at June 30, 2014 were approximately $336.2 million compared to $298.2 million at June 30, 2013 and $343.2 million at December 31, 2013. The change in the second quarter of 2014 from the comparable period of 2013 was primarily due to increases in deferred service and software revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Cost of software revenues	$2,450	$2,501	(2)%	$5,569	$4,643	20%
Cost of service revenues	43,343	36,463	19%	83,572	72,493	15%
Amortization of acquired technology	3,286	5,621	(42)%	7,271	11,345	(36)%
Total cost of revenues	$49,079	$44,585	10%	$96,412	$88,481	9%
Cost of software revenues, as a percentage of software revenues	2%	3%	(1)%	3%	3%	—%
Cost of service revenues, as a percentage of service revenues	29%	28%	1%	29%	28%	1%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities. Cost of software revenues was flat at $2.5 million (or 2% of software revenues) for the three months ended June 30, 2014 compared to $2.5 million (or 3% of software revenues) in the same period of 2013. Cost of software revenues increased to $5.6 million (or 3% of software revenues) for the six months ended June 30, 2014 compared to $4.6 million (or 3% of software revenues) in the same period of 2013.
The increase of $0.9 million (or 20%) in cost of software revenues for the six months ended June 30, 2014 compared to the same period in 2013, was primarily due to a $0.7 million increase in software royalties and a $0.2 million increase in fees paid to third party vendors for hosting services.
For the remainder of 2014, we expect that our cost of software revenues as a percentage of software revenues to be relatively consistent with the first half of 2014.
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
Cost of service revenues increased to $43.3 million (or 29% of service revenues) in the second quarter of 2014 compared to $36.5 million (or 28% of service revenues) in the same period of 2013. Cost of service revenues increased to $83.6 million (or 29% of service revenues) for the six months ended June 30, 2014 compared to $72.5 million (or 28% of service revenues) in the same period of 2013.
The $6.9 million (or 19%) increase in the second quarter of 2014 compared to the same period of 2013 was primarily due to a $3.3 million increase in personnel related costs (including stock-based compensation), a $2.5 million increase in subcontractor fees, and a $1.1 million increase in general overhead costs. The $11.1 million (or 15%) increase for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to a $5.1 million increase in personnel related costs (including stock-based compensation), a $4.5 million increase in subcontractor fees, and a $1.5 million increase in general overhead costs.
For the remainder of 2014, we expect that our cost of service revenues, in absolute dollars, to increase from the 2013 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect; however, the cost of service revenues as a percentage of service revenues for the remainder of 2014 to remain relatively consistent with the first half of 2014.

Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Amortization of acquired technology	$3,286	$5,621	(42)%	$7,271	$11,345	(36)%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology decreased to $3.3 million for the three months ended June 30, 2014 from $5.6 million in the same period of 2013. Amortization of acquired technology decreased to $7.3 million for the six months ended June 30, 2014 from $11.3 million in the same period of 2013.
The decrease of $2.3 million (or 42%) for the three months ended June 30, 2014, compared to the same period of 2013 was primarily due to a $1.5 million decrease in amortization of certain technologies that were fully amortized after June 30, 2013, and a $0.8 million decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows. The decrease of $4.1 million (or 36%) for the six months ended June 30, 2014, compared to the same period of 2013 was primarily due to a $1.9 million decrease in amortization of certain technologies that were fully amortized after June 30, 2013, and a $2.2 million decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows.
For the remainder of 2014, we expect the amortization of acquired technology to be approximately $5.9 million before the effect of any potential future acquisitions subsequent to June 30, 2014.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Research and development	$48,850	$41,668	17%	$94,535	$81,191	16%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $48.9 million (or 19% of total revenues) and $94.5 million (or 19% of total revenues) for the three and six months ended June 30, 2014, respectively, compared to $41.7 million (or 19% of total revenues) and $81.2 million (or 19% of total revenues) for the three and six months ended June 30, 2013, respectively. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $7.2 million (or 17%) increase in the second quarter of 2014 compared to the same period of 2013 was primarily due to a $5.3 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $1.9 million increase in general overhead costs. The $13.3 million (or 16%) increase for the six months ended June 30, 2014 compared to the same period of 2013 was primarily due to a $10.2 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $3.1 million increase in general overhead costs.
For the remainder of 2014, we expect research and development expenses as a percentage of total revenues to be relatively consistent with the first half of 2014.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Sales and marketing	$96,784	$89,510	8%	$188,368	$173,567	9%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $96.8 million (or 38% of total revenues) and $188.4 million (or 37% of total revenues) for the three and six months ended June 30, 2014, respectively, compared to $89.5 million (or 40% of total revenues) and $173.6 million (or 39% of total revenues) for the three and six months ended June 30, 2013, respectively.
The $7.3 million (or 8%) increase for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $5.6 million increase in personnel-related costs, a $0.9 million increase in third-party services, and a $0.8 million increase in general overhead costs. The $14.8 million (or 9%) increase for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to $11.2 million increase in personnel-related costs, a $2.4 million increase in third-party services, and a $1.2 million increase in general overhead costs. Sales and marketing headcount increased from 1,035 in June 2013 to 1,174 in June 2014.
For the remainder of 2014, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with the first half of 2014. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
General and administrative	$20,019	$19,181	4%	$40,072	$37,668	6%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $20.0 million (or 8% of total revenues) and $40.1 million (or 8% of total revenues) for the three and six months ended June 30, 2014, respectively, compared to $19.2 million (or 8% of total revenues) and $37.7 million (or 9% of total revenues) for the three and six months ended June 30, 2013, respectively.
The $0.8 million (or 4%) increase for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $1.6 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount, partially offset by a $0.6 million decrease in third-party services, and a $0.2 million decrease in general overhead costs. The $2.4 million (or 6%) increase for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $2.9 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount, partially offset by a $0.5 million decrease in general overhead costs.
For the remainder of 2014, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first half of 2014.

Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Amortization of intangible assets	$1,384	$2,000	(31)%	$2,920	$3,988	(27)%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets decreased to $1.4 million (or 1% of total revenues) for the three months ended June 30, 2014 from $2.0 million (or 1% of total revenues) for the three months ended June 30, 2013. Amortization of intangible assets decreased to $2.9 million (or 1% of total revenues) for the six months ended June 30, 2014 from $4.0 million (or 1% of total revenues) for the six months ended June 30, 2013.
The decrease of $1.1 million (or 27%) in amortization of intangible assets for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $0.8 million decrease in amortization of certain intangibles which are amortized using a method based on expected cash flows and a $0.3 million of decrease in amortization of certain intangibles that were fully amortized after June 30, 2013.
For the remainder of 2014, we expect amortization of the remaining intangible assets to be approximately $3.0 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to June 30, 2014.
Acquisitions and Other Charges (Benefit)
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Acquisitions and other charges (benefit)	$771	$(436)	(277)%	$860	$1,214	(29)%
For the three and six months ended June 30, 2014, acquisition and other charges of $0.8 million and $0.9 million, respectively, primarily consisted of legal, accounting, tax, bankers' and other professional service fees.
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

Interest and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Interest income	$1,179	$893	32%	$2,332	$1,783	31%
Interest expense	(166)	(128)	30%	(293)	(248)	18%
Other expense, net	(198)	(391)	49%	(282)	(459)	39%
Interest and other income, net	$815	$374	118%	$1,757	$1,076	63%
Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expense. The increase in income of $0.4 million (or 118%) for the three months ended June 30, 2014 compared to the same period in 2013, was primarily due to a $0.3 million increase in interest income due to higher yields and higher cash balances, and a $0.1 million increase in foreign exchange gains. The increase in income of $0.7 million (or 63%) for the six months ended June 30, 2014 compared to the same period in 2013, was primarily due to a $0.5 million increase in interest income due to higher yields and higher cash balances, and a $0.2 million increase in foreign exchange gains.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Income tax provision	$11,812	$8,139	45%	$24,718	$15,633	58%
Effective tax rate	34%	31%	3%	34%	30%	4%
Our effective tax rates were 34% and 31% for the three months ended June 30, 2014 and 2013, respectively, and 34% and 30% for the six months ended June 30, 2014 and 2013, respectively. The rates were lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions.
The higher tax rate for the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the fact that we did not recognize any benefit from the federal research and development credit in 2014 and we recognized tax benefits from adjustments to tax reserves in the second quarter of 2013. In addition, the higher tax rate for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the facts that we recognized the entire 2012 research and development credit in the first quarter of 2013 and this credit expired on December 31, 2013. As of June 30, 2014, we have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest the net undistributed earnings of our foreign subsidiaries offshore.
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

Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of June 30, 2014, we had $686.2 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of June 30, 2014, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
Approximately 35% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to permanently reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$102,081	$108,927
Cash used in investing activities	$(111,596)	$(80,165)
Cash used in financing activities	$(30,535)	$(22,497)
Operating Activities:  Cash provided by operating activities for the six months ended June 30, 2014 was $102.1 million, representing a decrease of $6.8 million from the six months ended June 30, 2013. This decrease resulted primarily from a $10.3 million decrease in income taxes payable, a $9.9 million decrease in deferred revenues, a $1.5 million net decrease in adjustments for non-cash expenses, a $1.0 million increase in prepaid expenses and other assets. These were partially offset by an $11.6 million increase in net income, a $2.2 million decrease in accounts receivable, and a $2.1 million increase in accounts payable and accrued liabilities. We recognized excess tax benefits from stock-based compensation of $2.6 million during the six months ended June 30, 2014. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $42.8 million during the six months ended June 30, 2014. Our “days sales outstanding” in accounts receivable increased from 62 days at June 30, 2013 to 66 days at June 30, 2014 due to a higher amount of billings which occurred toward the end of the second quarter of 2014 compared to end of the second quarter of 2013, and a higher mix of international transactions, which tend to have slightly longer collection cycles.
Investing Activities:  Net cash used in investing activities for the six months ended June 30, 2014 was $111.6 million due to $165.9 million in purchases of investments, $54.6 million used to acquire StrikeIron, net of cash acquired, $8.7 million in purchases of property and equipment, and $0.3 million in purchase of an investment in equity interests. These cash outflows were partially offset by cash provided by the maturities of investments of $86.9 million and sales of investments of $31.0 million.
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

Financing Activities:  Net cash used in financing activities for the six months ended June 30, 2014 was $30.5 million due to repurchases and retirement of our common stock of $55.9 million, withholding taxes for restricted stock units net share settlement of $6.0 million, and payment of contingent consideration of $3.1 million. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP program of $31.7 million and excess tax benefits from stock-based compensation of $2.6 million.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors. In January 2014, we announced that our Board authorized an additional $100 million increase to the program. We had $48.1 million available to repurchase additional shares of our common stock under this program as of June 30, 2014. In July 2014, we announced that our Board authorized an additional $100 million increase to the program. See Part II, Item 2 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Credit Agreement
In September 2010, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were borrowed during the six months ended June 30, 2014. No amounts were outstanding under the Credit Agreement as of June 30, 2014, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of June 30, 2014. As of the date of this report, we intend to renew the Credit Agreement. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at June 30, 2014, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2014	2015 and 2016	2017 and 2018	2019 and Beyond
Operating lease payments	$50,239	$5,719	$21,087	$11,305	$12,128
The above commitment table does not include approximately $30.6 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 9. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and six months ended June 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of the market risks we encounter.

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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data integration software and services, especially for broader data integration initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data integration needs of our customers and prospective customers and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, in the past few years, we have delivered a version upgrade to our entire data integration platform by delivering the generally available version of Informatica 9, and introduced Informatica Vibe, an embedded virtual data machine, designed to embed data integration into the next generation of applications. In addition, we extended our existing master data management (“MDM”) offerings through the acquisition of Heiler Software, and we introduced various solutions for the cloud market, among others. Furthermore, we recently announced our next-generation intelligent data platform, including two new products in data security and data analytics, and we continue to increase our investments to develop new products that further expand our offerings beyond our traditional data integration products. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
Our quarterly operating results, including our software revenues and particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty is also likely to cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Historically, our backlog typically decreases from the prior quarter at the end of the first and third quarters and increases from the prior quarter at the end of the fourth quarter. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new products and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
Continued uncertainty in the U.S. and global economies, particularly Europe, along with uncertain geopolitical conditions, could negatively affect sales of our products and services and could harm our operating results, which could result in a decline in the price of our common stock.
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 24% of our total revenues in the second quarters of 2014 and 2013, and 24% and 23% for the six months ended June 30, 2014 and 2013, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
Uncertainty in the macroeconomic environment and associated global economic conditions, as well as geopolitical conditions, have resulted in extreme volatility in credit, equity, and foreign currency markets. In particular, economic concerns continue with respect to the European sovereign debt markets and potential ramifications of any U.S. debt, income tax and budget issues, including future delays in approving the U.S. budget or reductions in government spending. Such uncertainty and associated conditions have also resulted in volatility in various vertical markets, particularly the financial services and public sectors, which are typically two of the larger vertical sectors that we serve. For example, in 2010 and through the first three quarters of 2012, we experienced a decline in European public sector transactions, and we continue to expect uncertainty in Europe at least until the sovereign debt issues are resolved. In addition, we experienced a decline in financial services and public sector transactions in the second quarter of 2014 as compared to both the first quarter of 2014 and the second quarter of 2013. We expect financial services and public sector transactions to continue to be volatile in the near term, particularly in North America, and as a result, growth in our business becomes more dependent on growth in other sectors in the U.S. and internationally.
These conditions have also adversely affected the buying patterns of our customers and prospective customers, including the size of transactions and length of sales cycles, and have adversely affected our overall pipeline conversion rate as well as our revenue growth expectations. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions, stricter customer purchasing controls and approval processes, and a decline in our pipeline conversion rate. In addition, in the third quarter of 2013, we experienced weaker than expected results in Asia-Pacific. Furthermore, in the second quarter of 2014, we had fewer transactions over $1 million in the financial services and public sectors as compared to the first quarter of 2014. We expect these conditions, together with our recent sales execution challenges and our worldwide sales leadership transitions, will continue to adversely affect our results in the near term. If macroeconomic or geopolitical conditions continue to deteriorate or if the pace of recovery is slower or more uneven, our overall results of operations could be adversely affected, we may not be able to grow at the rates we have experienced in the past, and we could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into contracts and the quality and timing of pipeline generation can be very difficult to estimate. For example, in the second and third quarters of 2012, continued changes in our sales organization and challenges in our sales execution generally, together with the macroeconomic uncertainty in Europe, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and, consequently, our pipeline conversion rate. In particular, in the third quarter of 2012, our pipeline conversion rate was significantly lower as compared to the second quarter of 2012. In addition, further sales execution challenges adversely affected our pipeline conversion rate in certain geographies and vertical industry sectors in the first half of 2014 as compared to the first half of 2013. While we have made further changes to our sales, marketing and field operations organizations, including the implementation of pipeline generation initiatives, more rigorous sales planning and process measures; in the near term, such actions may decrease the predictive value of our pipeline in assessing near term trends in our business or in comparison to historical trends.
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
In the past and recently, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. The recent global economic recession and continued macroeconomic uncertainty has had and will continue to have an adverse effect on our pipeline conversion rate in the near future. For example, our pipeline conversion rate decreased in certain geographies and vertical industry sectors in 2011, 2012 and the first half of 2014. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
We have expanded our international operations and opened new sales offices in other countries. We have experienced and may continue to experience various leadership transitions in our worldwide sales organization. We have also continued to make investments in our sales specialists and domain experts, and implemented changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. As a result of our international expansion and these changes, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our expenses may increase. We expect these investments to increase our revenues, sales productivity, and eventually our profitability. However, if we experience an increase in sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in productivity and efficiencies from our new sales personnel as they gain more experience, then we may not achieve our expected increases in revenue, sales productivity, and profitability.

As a result of our lengthy sales cycles, our expected revenues are susceptible to fluctuations, which could cause us to fail to meet expectations, resulting in a decline in the price of our common stock.
Due to the expense, broad functionality, and company-wide deployment of our products, our customers' decisions to purchase our products typically require the approval of their executive decision makers. Also, macroeconomic uncertainty and global economic conditions can adversely affect the buying patterns of our customers and prospective customers, including the size of transactions, and lengthen our sales cycle. For example, in the second and third quarters of 2012, the macroeconomic uncertainty in Europe contributed to a delay in customer purchasing decisions and stricter customer purchasing controls and approval processes in EMEA. We experienced similar delays in customer purchasing decisions and increased approval processes in financial services and public sector transactions in North America in the second quarter of 2014. In addition, we frequently must educate our potential customers about the full benefits of our products, which also can require significant time. These trends toward greater customer executive level involvement or stricter customer purchasing controls and approval processes and increased customer education efforts are likely to increase, particularly as we expand our market focus to broader data integration initiatives and experience increased competition from new or emerging technologies. Further, our sales cycle may lengthen as we continue to focus our sales efforts on large corporations. In addition, the purchase of our products may be delayed, or our sales cycle may become more complex, due to potential conflicts in our sales channels and sales processes if we increasingly sell our subscription-based offerings together with our perpetual license-based products. As a result of these factors, the length of time from our initial contact with a customer to the customer's decision to purchase our products typically ranges from three to nine months. We are subject to a number of significant risks as a result of our lengthy sales cycle that could delay, reduce or otherwise adversely affect the purchase of our products, including:

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
We have significant operations outside the United States, including sales and professional services operations, software development centers and customer support centers. We have recently expanded our presence and capabilities in a number of major geographic regions, including Canada, Mexico, South America, Europe and the Middle East and Asia-Pacific, and we plan to continue such expansion. Our international operations are subject to numerous risks, including:

•	general economic and political conditions in these foreign markets;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies;

•	slower or impaired collections on accounts receivable;

•	increased operating costs and wage inflation, particularly in India and Brazil;

•	greater difficulty in protecting our ownership rights to intellectual property developed in foreign countries, which may have laws that materially differ from those in the United States;

•	higher risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

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

•
differing business practices, which may require us to enter into software license agreements that include non-standard terms related to payment, maintenance rates, warranties, or performance obligations that may affect our ability to recognize revenue ratably; and

•
communication delays between our main development and support center in California and our international development and support centers, which may delay the development, testing, release or support of new and existing products, and communication delays between our U.S. headquarters and our shared services center in India.

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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have recently experienced significant changes in our senior management team. For example, we recently announced in July 2014 that we will commence a search for a new chief financial officer in order to enable our current chief financial officer to transition that role by the end of 2014. Our current chief financial officer, who is also our chief administration officer and executive vice president of global customer support and services, will transition to a new role within the company, retaining responsibility for global customer support and professional services and assuming additional business planning and operational responsibilities. We also announced the appointment of a new chief marketing officer in 2012, a new chief product officer in 2013, and the promotion of our senior vice president of EMEA sales to be our new executive vice president of worldwide field operations in July 2014. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. For example, recent changes we implemented in customer segmentation and sales territories adversely affected the quality of our pipeline estimates in 2012. In addition, the leadership transition in our EMEA sales organization adversely affected our pipeline management capabilities in 2012 and 2013. Continued leadership transitions in our worldwide sales, marketing and field operations, particularly in EMEA, may adversely affect our ability to manage and grow our business. As we continue to implement further changes to our worldwide sales, marketing and field operations organizations, including the implementation of more rigorous sales planning and process measures and continued investment in sales specialists and domain experts, we may experience increased sales force turnover and additional disruption to our ongoing operations, and we may not experience the increases in sales force productivity that we anticipate, particularly in EMEA. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively affected.
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
From time to time, we evaluate potential acquisitions or investments in complementary businesses, products, or technologies. For example, we acquired StrikeIron in 2014, Active Endpoints in 2013, and Data Scout and TierData in 2012. Also, in the fourth quarter of 2012, we completed the takeover offer for Heiler Software, a publicly-traded German company. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing our ownership to 100 percent. Certain minority shareholders of Heiler Software have initiated appraisal proceedings before the Stuttgart District Court for review of the adequacy of the cash compensation paid in connection with the squeeze-out. These proceedings may result in an increase of the cash compensation to be paid to minority shareholders if the court finds that the valuation underlying the cash compensation was too low.
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

•
any inability to generate revenue from the acquired company's products in an amount sufficient to offset the associated acquisition and maintenance costs, including addressing issues related to the availability of offerings on multiple platforms and from cross-selling and up-selling our products to the acquired company's installed customer base or the acquired company's products to our installed customer base; and

•
the failure to adequately identify or assess significant problems, liabilities or other issues, including issues with the acquired company's technology or intellectual property, product quality, data security, privacy practices, accounting practices, employees, customers or partners, regulatory compliance, or legal or financial contingencies, particularly when the acquired company operates in international jurisdictions.

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
We make significant efforts to maintain the security and integrity of our product source code and computer systems. However, the threats to network and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, we may need to devote more resources to address security vulnerabilities in our products, and the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products. Furthermore, the risks related to network or security incidents will increase as we continue to develop our cloud products and services, which may store, transmit and process our customers' sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. We also work with third party vendors to process credit card payments by our customers. Unauthorized access or security incidents, including the unauthorized disclosure of sensitive, proprietary or confidential data, such as credit card information, could expose us to loss of this data, litigation, indemnity obligations and significant other liabilities, which may adversely affect our business. In addition, we also have acquired a number of companies, products, services and technologies over the years. As a result, we may inherit additional IT security issues when we integrate these acquisitions.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, and changes in applicable tax laws and accounting pronouncements. For example, our effective tax rate has historically benefited from the federal research and development tax credit. As of June 30, 2014, the credit had not been extended resulting in no tax benefit in 2014. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
In September 2010, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of June 30, 2014. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to certain exceptions. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants under the credit agreement as of June 30, 2014. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. If such a default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended June 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — April 30
From employees (1)	—	—	—	—
Repurchase program (2)	85,305	$35.13	85,305	$77,679
May 1 — May 31
From employees (1)	81,904	$35.68	—	—
Repurchase program (2)	657,134	$36.45	657,134	$53,727
June 1 — June 30
From employees (1)	—	—	—	—
Repurchase program (2)	153,506	$36.48	153,506	$48,127
Total	977,849	$36.28	895,945
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the second quarter of 2014 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. In January 2014, we announced that our Board had authorized an additional $100 million increase to the program. As of June 30, 2014, we had $48.1 million remaining under the program for future share repurchases. In July 2014, we announced that our Board had authorized an additional $100 million increase to the program. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

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

August 7, 2014	INFORMATICA CORPORATION

/s/ EARL FRY
Earl Fry
Chief Financial Officer, Chief Administration Officer and EVP, Global Customer Support and Services and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2014

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