Form 10-Q
period 2014-09-30
INFORMATICA CORP
filed 2014-11-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of October 31, 2014, there were approximately 108,673,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$234,620	$297,818
Short-term investments	420,021	379,616
Accounts receivable, net of allowances of $3,891 and $4,135, respectively	166,231	204,374
Deferred tax assets	47,330	32,898
Prepaid expenses and other current assets	30,203	34,541
Total current assets	898,405	949,247
Property and equipment, net	159,422	157,308
Goodwill	552,101	523,142
Other intangible assets, net	44,636	41,625
Long-term deferred tax assets	29,407	44,865
Other assets	12,154	6,834
Total assets	$1,696,125	$1,723,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,298	$10,124
Accrued liabilities	50,982	63,055
Accrued compensation and related expenses	52,189	71,314
Income taxes payable	—	14,184
Deferred revenues	280,988	285,184
Total current liabilities	396,457	443,861
Long-term deferred revenues	14,596	12,938
Long-term income taxes payable	31,946	29,878
Other liabilities	4,346	594
Total liabilities	447,345	487,271
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,641 shares and
108,643 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	109	109
Additional paid-in capital	765,462	805,728
Accumulated other comprehensive loss	(20,411)	(3,212)
Retained earnings	503,620	433,125
Total stockholders’ equity	1,248,780	1,235,750
Total liabilities and stockholders' equity	$1,696,125	$1,723,021
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software	$100,642	$99,826	$307,140	$279,160
Service	149,758	135,568	437,070	392,973
Total revenues	250,400	235,394	744,210	672,133
Cost of revenues:
Software	3,357	2,710	8,926	7,353
Service	43,610	37,221	127,182	109,714
Amortization of acquired technology	3,113	5,625	10,384	16,970
Total cost of revenues	50,080	45,556	146,492	134,037
Gross profit	200,320	189,838	597,718	538,096
Operating expenses:
Research and development	49,283	42,167	143,818	123,358
Sales and marketing	95,490	94,160	283,858	267,727
General and administrative	20,535	23,159	60,607	60,827
Amortization of intangible assets	1,541	1,893	4,461	5,881
Acquisitions and other charges	66	1,253	926	2,467
Total operating expenses	166,915	162,632	493,670	460,260
Income from operations	33,405	27,206	104,048	77,836
Interest income	1,180	805	3,512	2,588
Interest expense	(129)	(121)	(422)	(369)
Other expense, net	(360)	(295)	(642)	(754)
Income before income taxes	34,096	27,595	106,496	79,301
Income tax provision	11,283	17,191	36,001	32,824
Net income	$22,813	$10,404	$70,495	$46,477
Basic net income per common share	$0.21	$0.10	$0.64	$0.43
Diluted net income per common share	$0.21	$0.09	$0.63	$0.42
Shares used in computing basic net income per common share	109,231	108,305	109,378	108,039
Shares used in computing diluted net income per common share	110,314	111,501	111,283	111,372
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$22,813	$10,404	$70,495	$46,477
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $876, $(317), $597 and $(74)	(18,172)	7,370	(17,915)	1,202
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $161, $(187), $27 and $183	(262)	304	(44)	(300)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(2), $12, $(4) and $22	(3)	19	(7)	36
Net change, net of tax benefit (expense) of $163, $(199), $31 and $161	(265)	323	(51)	(264)
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $123, $455, $(677) and $1,149	(200)	(744)	1,104	(1,875)
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(288), $349, $(207) and $398	(470)	571	(337)	651
Net change, net of tax benefit (expense) of $411, $106, $(470) and $751	(670)	(173)	767	(1,224)
Total other comprehensive income (loss), net of tax effect	(19,107)	7,520	(17,199)	(286)
Total comprehensive income, net of tax effect	$3,706	$17,924	$53,296	$46,191
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$70,495	$46,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,151	10,773
Stock-based compensation	44,071	44,248
Deferred income taxes	(2,113)	(4,730)
Tax benefits from stock-based compensation	288	5,312
Excess tax benefits from stock-based compensation	(3,021)	(6,982)
Amortization of intangible assets and acquired technology	14,845	22,851
Other operating activities, net	—	(352)
Changes in operating assets and liabilities:
Accounts receivable	38,753	9,960
Prepaid expenses and other assets	147	2,893
Accounts payable and accrued liabilities	(24,262)	(8,002)
Income taxes payable	(6,163)	4,588
Deferred revenues	(4,136)	11,688
Net cash provided by operating activities	143,055	138,724
Investing activities:
Purchases of property and equipment	(15,866)	(16,059)
Purchases of investments	(226,572)	(267,618)
Investment in equity interest, net	(282)	(2,001)
Maturities of investments	172,172	193,581
Sales of investments	12,887	77,966
Business acquisitions, net of cash acquired	(54,614)	(7,464)
Net cash used in investing activities	(112,275)	(21,595)
Financing activities:
Net proceeds from issuance of common stock	50,902	46,661
Repurchases and retirement of common stock	(126,862)	(63,936)
Withholding taxes related to restricted stock units net share settlement	(6,772)	(6,412)
Payment of contingent consideration	(3,061)	(3,670)
Payment of issuance costs on credit facility	(891)	—
Excess tax benefits from stock-based compensation	3,021	6,982
Purchase of acquiree stock	—	(6,365)
Net cash used in financing activities	(83,663)	(26,740)
Effect of foreign exchange rate changes on cash and cash equivalents	(10,315)	(161)
Net increase (decrease) in cash and cash equivalents	(63,198)	90,228
Cash and cash equivalents at beginning of period	297,818	190,127
Cash and cash equivalents at end of period	$234,620	$280,355
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2014, or any other future period.
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
In November 2012, the Company acquired a majority interest in the shares of Heiler Software AG (“Heiler Software”) at the end of the initial acceptance period of the takeover offer. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership in Heiler Software to 100 percent. The Company consolidated the financial results of Heiler Software with its financial results beginning in November 2012. The noncontrolling interest in the Company's net income was not significant to consolidated results for the nine months ended September 30, 2013 and therefore has been included as a component of other income (expense), net in the condensed consolidated statements of income.
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
Certain reclassifications have been made within the condensed consolidated statement of cash flows to conform to the current year presentation. A change was made to present redemptions by issuers of debt securities held by the Company as part of net cash provided by maturities of investments to reflect that these redemptions are an acceleration of the maturity of the debt investment. Redemptions were previously presented as part of net cash provided by sales of investments. This change in presentation did not affect total net cash used in investing activities and conforming changes have been made for all prior periods presented. Net cash provided by redemptions of $47.6 million was reclassified from sales of investments to maturities of investments for the nine months ended September 30, 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. The standard will be effective for the Company in the first quarter of 2017. ASU 2014-09 allows for two methods of adoption: (a) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (b) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the 2017 opening retained earnings balance. Early adoption is not permitted. The Company has not yet selected a transition method and is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and disclosures.
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for the Company in its first quarter of 2016 with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-12 to have a material impact on its consolidated financial statements and disclosures.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in the first quarter of 2017 with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-15 to have an impact on the consolidated financial statements and disclosures.
There have been no other changes to the Company's significant accounting policies since the end of 2013.
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$7,641	$7,641	$—	$—
Time deposits (ii)	27,886	27,886	—	—
Marketable debt securities (ii)	392,135	—	392,135	—
Total money market funds, time deposits, and marketable debt securities	427,662	35,527	392,135	—
Foreign currency derivatives (iii)	973	—	973	—
Total assets	$428,635	$35,527	$393,108	$—
Liabilities:
Foreign currency derivatives (v)	$353	$—	$353	$—
Total liabilities	$353	$—	$353	$—

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$21,893	$21,893	$—	$—
Time deposits (ii)	21,585	21,585	—	—
Marketable debt securities (ii)	370,384	—	370,384	—
Total money market funds, time deposits, and marketable debt securities	413,862	43,478	370,384	—
Foreign currency derivatives (iii)	284	—	284	—
Total assets	$414,146	$43,478	$370,668	$—
Liabilities:
Foreign currency derivatives (iv)	$1,024	$—	$1,024	$—
Acquisition-related contingent consideration (iv)	3,071	—	—	3,071
Total liabilities	$4,095	$—	$1,024	$3,071
____________________

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(iv)	Included in accrued liabilities on the condensed consolidated balance sheets.

(v)	Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the derivative assets and liabilities. The Company records its derivative assets and liabilities at gross in the condensed consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (“LIBOR”) used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of fifteen months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the three and nine months ended September 30, 2014 and 2013.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the three and nine months ended September 30, 2014 and 2013. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the condensed consolidated statements of income.
The changes in the acquisition-related contingent consideration liability for the nine months ended September 30, 2014 consisted of the following (in thousands):

September 30, 2014
Beginning balance as of December 31, 2013	$3,071
Change in fair value of contingent consideration	(10)
Payment of contingent consideration	(3,061)
Ending balance as of September 30, 2014	$—

See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's short-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three and nine months ended September 30, 2014 and 2013 were negligible. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of September 30, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$226,979	$—	$—	$226,979
Cash equivalents:
Money market funds	7,641	—	—	7,641
Total cash equivalents	7,641	—	—	7,641
Total cash and cash equivalents	234,620	—	—	234,620
Short-term investments:
Certificates of deposit	1,920	—	—	1,920
Commercial paper	3,992	—	—	3,992
Corporate notes and bonds	221,515	188	(318)	221,385
Federal agency notes and bonds	73,950	6	(89)	73,867
Time deposits	27,886	—	—	27,886
Municipal notes and bonds	90,739	238	(6)	90,971
Total short-term investments	420,002	432	(413)	420,021
Total cash, cash equivalents, and short-term investments	$654,622	$432	$(413)	$654,641

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$263,572	$—	$—	$263,572
Cash equivalents:
Money market funds	21,893	—	—	21,893
U.S. government notes and bonds	12,353	—	—	12,353
Total cash equivalents	34,246	—	—	34,246
Total cash and cash equivalents	297,818	—	—	297,818
Short-term investments:
Certificates of deposit	960	—	—	960
Commercial paper	12,738	—	—	12,738
Corporate notes and bonds	175,446	220	(220)	175,446
Federal agency notes and bonds	64,863	31	(69)	64,825
Time deposits	21,585	—	—	21,585
Municipal notes and bonds	103,923	153	(14)	104,062
Total short-term investments	379,515	404	(303)	379,616
Total cash, cash equivalents, and short-term investments	$677,333	$404	$(303)	$677,434
See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at September 30, 2014 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$101,836	$(318)
Federal agency notes and bonds	56,067	(82)
Municipal notes and bonds	8,349	(6)
Total	$166,252	$(406)
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at September 30, 2014 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Federal agency notes and bonds	$2,493	$(7)
Total	$2,493	$(7)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at September 30, 2014 (in thousands):

	Cost	Fair Value
Due within one year	$178,287	$178,430
Due in one year to two years	164,357	164,478
Due after two years	77,358	77,113
Total	$420,002	$420,021

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of September 30, 2014 and December 31, 2013 are as follows (in thousands, except years):

	September 30, 2014			December 31, 2013			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$144,612	$(109,410)	$35,202	$130,744	$(99,026)	$31,718	6
Other Intangible Assets:
Customer relationships	45,180	(38,443)	6,737	41,683	(35,216)	6,467	5
All other (i)	17,696	(14,999)	2,697	17,205	(13,765)	3,440	4-11
Total other intangible assets	62,876	(53,442)	9,434	58,888	(48,981)	9,907
Total intangible assets, net	$207,488	$(162,852)	$44,636	$189,632	$(148,007)	$41,625
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $4.7 million and $7.5 million for the three months ended September 30, 2014 and 2013, respectively, and $14.8 million and $22.9 million for the nine months ended September 30, 2014 and 2013, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of September 30, 2014, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
Remaining 2014	$2,740	$1,482	$4,222
2015	9,985	4,012	13,997
2016	8,545	2,160	10,705
2017	6,603	862	7,465
2018	4,580	439	5,019
Thereafter	2,749	479	3,228
Total expected amortization expense	$35,202	$9,434	$44,636
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in thousands):

September 30, 2014
Beginning balance as of December 31, 2013	$523,142
Goodwill from acquisition	36,116
Subsequent goodwill adjustments	(7,157)
Ending balance as of September 30, 2014	$552,101

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine months ended September 30, 2014, the Company recorded subsequent goodwill net reductions of $7.2 million primarily related to foreign currency translation adjustments. The goodwill is partially deductible for tax purposes. See Note 13. Acquisitions for a further discussion of goodwill from acquisitions.
Note 4.  Borrowings
Credit Agreement
On September 26, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 26, 2019. This Credit Agreement replaces the former agreement that matured on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans available on a same day basis of up to $10.0 million and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were outstanding under the Credit Agreement as of September 30, 2014, and a total of $220.0 million remained available for borrowing.
Revolving loans accrue interest at a per annum rate based on either, at the Company's election, (i) the base rate plus a margin ranging from 0.50% to 1.00% depending on the Company's consolidated leverage ratio, or (ii) the LIBO rate (based on 1-, 2-, 3-, or 6-month interest periods) plus a margin ranging from 1.50% to 2.00% depending on the Company's consolidated leverage ratio. The base rate is equal to the highest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) LIBO rate for a 1-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. Revolving loans may be borrowed, repaid and reborrowed until September 26, 2019, at which time all amounts borrowed must be repaid. Swingline loans shall be repaid on the 15th day of a calendar month, or the last day of a calendar month, or September 26, 2019, whichever is earlier.
Accrued interest on the revolving loans is payable (i) quarterly in arrears with respect to base rate loans, (ii) at the end of each interest rate period (or at each 3- month interval in the case of loans with interest periods greater than 3 months) with respect to LIBO rate loans, and (iii) the day that the borrowing is required to be repaid with respect to swingline loans. The Company is also obligated to pay other customary closing fees, arrangement fees, administrative fees, commitment fees, and letter of credit fees. A quarterly commitment fee is applied to the average daily unborrowed amount under the credit facility at a per annum rate ranging from 0.225% to 0.35% depending on the Company's consolidated leverage ratio. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions including minimum amounts in the case of commitment reductions and reimbursement of certain costs in the case of prepayments of LIBO rate loans.
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of a payment default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable to base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2014.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended September 30, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of June 30, 2014	$(2,622)	$277		$1,041		$(1,304)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit of $876, $161 and $123	(18,172)	(262)		(200)		(18,634)
Net gain reclassified from accumulated other comprehensive income (loss), net of tax expense of $ —, $(2) and $(288)	—	(3)	(i)	(470)	(ii)	(473)
Total other comprehensive income (loss), net of tax effect (iii)	(18,172)	(265)		(670)		(19,107)
Accumulated other comprehensive income (loss) as of September 30, 2014	$(20,794)	$12		$371		$(20,411)
____________________

(i)	The before-tax gain of $5 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax gain of $184 and $574 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax expense related to the net gain reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended September 30, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive loss as of June 30, 2013	$(14,180)	$(345)		$(1,311)		$(15,836)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(317), $(187) and $455	7,370	304		(744)		6,930
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $12 and $349	—	19	(i)	571	(ii)	590
Total other comprehensive income (loss), net of tax effect (iii)	7,370	323		(173)		7,520
Accumulated other comprehensive loss as of September 30, 2013	$(6,810)	$(22)		$(1,484)		$(8,316)
____________________

(i)	The before-tax loss of $31 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $216 and $704 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax benefit related to the net loss reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the nine months ended September 30, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax benefit (expense) of $597, $27 and $(677)	(17,915)	(44)		1,104		(16,855)
Net gain reclassified from accumulated other comprehensive income (loss), net of tax expense of $ —, $(4) and $(207)	—	(7)	(i)	(337)	(ii)	(344)
Total other comprehensive income, net of tax effect (iii)	(17,915)	(51)		767		(17,199)
Accumulated other comprehensive income (loss) as of September 30, 2014	$(20,794)	$12		$371		$(20,411)
____________________

(i)	The before-tax gain of $11 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax gain of $130 and $414 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax expense related to the net gain reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the nine months ended September 30, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(74), $183 and $1,149	1,202	(300)		(1,875)		(973)
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $22 and $398	—	36	(i)	651	(ii)	687
Total other comprehensive income (loss), net of tax effect (iii)	1,202	(264)		(1,224)		(286)
Accumulated other comprehensive loss as of September 30, 2013	$(6,810)	$(22)		$(1,484)		$(8,316)
____________________

(i)	The before-tax loss of $58 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $247 and $802 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax benefit related to the net loss reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the condensed consolidated statements of income.
The Company did not have any other-than-temporary impairment recognized in accumulated other comprehensive income (loss) as of September 30, 2014 and December 31, 2013.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings. As of September 30, 2014, the effective portion of the Company’s cash flow hedges before tax effect was a net gain of $0.6 million, of which $0.5 million is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of September 30, 2014, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of fifteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $55.7 million and $30.1 million of Indian rupees as of September 30, 2014 and December 31, 2013, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were to buy $2.6 million of Indian rupees at both September 30, 2014 and December 31, 2013.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(iii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)
Derivatives designated as hedging instruments	$753	$353	$284	$830
Derivatives not designated as hedging instruments	220	—	—	194
Total fair value of derivative instruments	$973	$353	$284	$1,024
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.

(iii)	Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the offsetting of derivative assets as of September 30, 2014 and December 31, 2013 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(i)	Cash Collateral Pledged	Net Amount
As of September 30,
2014:
Foreign exchange contracts	$973	$—	$973	$(44)	$—	$929
As of December 31,
2013:
Foreign exchange contracts	$284	$—	$284	$(268)	$—	$16
____________________

(i)
The balances at September 30, 2014 and December 31, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

The following table sets forth the offsetting of derivative liabilities as of September 30, 2014 and December 31, 2013 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(ii)	Cash Collateral Pledged	Net Amount
As of September 30,
2014:
Foreign exchange contracts	$353	$—	$353	$(44)	$—	$309
As of December 31,
2013:
Foreign exchange contracts	$1,024	$—	$1,024	$(268)	$—	$756
____________________

(ii)
The balances at September 30, 2014 and December 31, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

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
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income (loss) and condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$(323)	$(1,199)	$1,781	$(3,024)
Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of service revenues and operating expenses (effective portion)	$758	$(920)	$544	$(1,049)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$—	$151	$—	$728
Amount of loss on derivatives due to hedge ineffectiveness recognized in cost of service revenues and operating expenses	$(199)	$—	$(199)	$—
The before-tax loss recognized in other expense, net for non-designated foreign currency forward contracts for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Loss recognized in other expense, net	$(69)	$(46)	$—	$(237)
See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.

Note 7.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In January 2014, the Board of Directors approved the repurchase of up to an additional $100.0 million of the Company's outstanding common stock. In July 2014, the Board of Directors approved, for the second time in 2014, the repurchase of up to an additional $100.0 million of the Company's outstanding common stock. As of September 30, 2014, $77.1 million remained available for share repurchases under this program. In October 2014, the Company announced that the Board of Directors approved, for the third time in 2014, the repurchase of up to an additional $100.0 million of the Company's outstanding common stock.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
During the three and nine months ended September 30, 2014, the Company repurchased approximately 2,191,000 shares of its common stock at a cost of $71.0 million and approximately 3,669,000 shares of its common stock at a cost of $126.9 million,

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. During the three and nine months ended September 30, 2013, the Company repurchased approximately 557,000 shares of its common stock at a cost of $21.0 million and approximately 1,761,000 shares of its common stock at a cost of $63.9 million, respectively.
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

The fair value of the Company’s share-based awards was estimated based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Option grants:
Expected volatility	37%	41%	37 - 40%	41 - 43%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.5	3.3	3.5	3.3
Risk-free interest rate	1.3%	1.1%	1.1%	0.7%
ESPP: (i)
Expected volatility	30%	37%	30 - 36%	37 - 42%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
____________________

(i)	ESPP purchases are made on the last day of January and July of each year.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of the stock-based compensation, net of estimated income tax benefit, for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of service revenues	$1,496	$1,283	$4,414	$4,046
Research and development	5,088	5,347	14,964	14,765
Sales and marketing	4,443	5,002	14,286	15,377
General and administrative	3,437	3,237	10,407	10,060
Total stock-based compensation	14,464	14,869	44,071	44,248
Estimated tax benefit of stock-based compensation	(3,784)	(4,238)	(11,835)	(12,190)
Total stock-based compensation, net of estimated tax benefit	$10,680	$10,631	$32,236	$32,058
Stock Option Activity
A summary of stock option activity through September 30, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	9,424	$29.05	3.48	$127,697
Granted	1,518	$37.16
Exercised	(2,557)	$12.05
Forfeited or expired	(876)	$40.56
Outstanding at September 30, 2014	7,509	$35.14	4.26	$26,193
Exercisable at September 30, 2014	4,363	$33.47	3.27	$23,711
Restricted Stock Unit Activity
A summary of RSU activity, excluding PRSUs, through September 30, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	1,793	—
Awarded	1,501	$35.87
Released	(502)	$35.32
Forfeited	(250)	$38.06
Outstanding at September 30, 2014	2,542	—
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
A summary of PRSU activity based upon PRSUs granted in 2013, certified and actually achieved through September 30, 2014 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2013	—
Achieved	507
Released	(127)
Forfeited	(71)
Outstanding at September 30, 2014	309

Note 9.  Income Taxes
The Company's effective tax rates were 33% and 62% for the three months ended September 30, 2014 and 2013, respectively, and 34% and 41% for the nine months ended September 30, 2014 and 2013, respectively. The rates for the three and nine months ended September 30, 2014 were lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The higher tax rates for the three and nine months ended September 30, 2013 were primarily attributable to acquisition integration-related income tax expenses.
The Company is a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This fact causes the Company's effective tax rate to be sensitive to its geographic mix of earnings. The geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of the Company's foreign subsidiaries. The Company's results of operations will continue to be adversely affected to the extent that its geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. As of September 30, 2014, the Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended September 30, 2014, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the quarter ended September 30, 2014, consistent with prior periods, it was considered more likely than not that the Company's non-stock-based payments related deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit and certain operating losses incurred outside of the United States. A valuation allowance has been recorded against this portion of the credit, even though this attribute has an indefinite life. In addition, the Company recorded a valuation allowance related to the deferred tax asset that is attributable to certain operating losses incurred outside of the United States.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $27.6 million and $21.6 million as of September 30, 2014 and 2013, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of September 30, 2014 and 2013 were approximately $3.5 million and $2.8 million, respectively. As of September 30, 2014, the gross unrecognized tax benefit was approximately $31.7 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of September 30, 2014.

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

Note 10.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$22,813	$10,404	$70,495	$46,477
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	109,231	108,305	109,378	108,039
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	411	312	541	305
Dilutive effect of employee stock options	672	2,884	1,364	3,028
Shares used in computing diluted net income per common share	110,314	111,501	111,283	111,372
Basic net income per common share	$0.21	$0.10	$0.64	$0.43
Diluted net income per common share	$0.21	$0.09	$0.63	$0.42
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	5,713	5,976	5,171	5,932

Note 11.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of September 30, 2014 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2014	$2,841
2015	11,833
2016	8,855
2017	6,178
2018	4,793
Thereafter	11,736
Total future minimum operating lease payments	$46,236
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of September 30, 2014 and December 31, 2013 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of September 30, 2014. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
No customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 34% and 30% of total revenues in the third quarter of 2014 and 2013, respectively, and 36% and 32% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
North America	$165,385	$164,930	$479,202	$453,866
Europe, the Middle East, and Africa	54,811	50,435	175,594	150,577
Other	30,204	20,029	89,414	67,690
Total revenues	$250,400	$235,394	$744,210	$672,133
Property and equipment, net by geographic region are summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Property and equipment, net:
North America	$144,110	$147,460
Europe, the Middle East, and Africa	9,947	4,907
Other	5,365	4,941
Total property and equipment, net	$159,422	$157,308

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
We receive software revenues from licensing our products under perpetual licenses directly to end users and indirectly through resellers, distributors, and OEMs in the United States and internationally. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of cloud and contact validation offerings. We receive service revenues from maintenance contracts, consulting services, and education services that we perform for customers that license our products either directly or indirectly. Most of our international sales have been in Europe, the Middle East, and Africa (“EMEA”).
We license our software and provide services to many industry sectors, including, but not limited to, automotive, energy and utilities, entertainment/media, financial services, healthcare, high technology, insurance, manufacturing, public sector, retail, services, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector.
Total revenues in the third quarter of 2014 increased by 6% to $250.4 million compared to $235.4 million for the same period in 2013. Our software revenues slightly increased by 1% in the third quarter of 2014 from the same period in 2013 due to a 52% increase in subscription revenues, partially offset by a 6% decline in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. The decrease in license revenues was primarily due to a decrease in the average transaction price of license orders partially offset by an increase in the number of transactions. Service revenues increased by 10% in the third quarter of 2014 from the same period in 2013 due to an 11% growth in maintenance revenues and an 8% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to higher customer demand for consulting services, partially offset by a decrease in higher priced instructor-led trainings offered.

In the first nine months of 2014, total revenues increased by 11% to $744.2 million from $672.1 million in the comparable period a year ago. Software revenues increased by 10% in the first nine months of 2014 from the same period in 2013 due to a 48% increase in subscription revenues and a 5% increase in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. The increase in license revenues reflected an increase in the number of transactions partially offset by a decrease in average transaction size of license orders in the first nine months of 2014, compared to the same period in 2013. Service revenues increased by 11% in the first nine months of 2014 from the same period in 2013 due to a 13% growth in maintenance revenues and a 7% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand, partially offset by a decrease in higher priced instructor-led trainings offered.
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

•
Quarterly and Seasonal Fluctuations:  Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends that are likely to continue in the future. Specifically, it is normal for us to recognize a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. In recent years, the fourth quarter has had the highest level of license revenues and license orders, and we generally had weaker demand for our software products and services in the first and third quarters of the year. The first, second and fourth quarters of 2013 followed these seasonal trends. However, license revenues in the third quarter of 2013 were higher as compared to the first and second quarters of 2013, and license revenues in the second and third quarters of 2014 were lower as compared to the first quarter of 2014. The uncertain macroeconomic conditions and recent changes in our worldwide sales organization make our future results more difficult to predict based on historical seasonal trends.

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
We continue to implement changes in our worldwide sales, marketing and field operations to address recent sales execution challenges and improve performance, particularly with respect to our pipeline generation and management capabilities, the reliability of our pipeline estimates and our pipeline conversion rates. In addition to the various leadership transitions in our worldwide sales organization and continued investment in our sales specialists and domain experts, we have also implemented pipeline generation and management initiatives and more rigorous sales planning and processes. Additionally, we have expanded our international sales presence in recent years by opening new offices, increasing headcount, and through acquisitions. As a result of these changes and our international expansion, as well as the increase in our direct sales headcount in the United States, our sales and marketing expenses have increased. As our products become more complex and we target new customers for our software and services, we expect to broaden our go-to-market initiatives and, as a result, our expenses may increase. In the long term, we expect these investments to result in increased revenues and productivity and ultimately higher profitability. As we continue to implement further changes, we may experience continued elevated levels of sales force turnover and additional disruption to our ongoing operations. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity, profitability and revenues. If we experience continued elevated levels of sales personnel turnover, do not achieve expected increases in our sales pipeline, experience a decline in our sales pipeline conversion ratio, or do not achieve increases in sales productivity and efficiencies from our new sales personnel as they gain more experience, then it is unlikely that we will achieve our expected increases in revenue, sales productivity, or profitability.
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

Results of Operations
The following table presents certain financial data for the three and nine months ended September 30, 2014 and 2013 as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Software	40%	42%	41%	42%
Service	60	58	59	58
Total revenues	100	100	100	100
Cost of revenues:
Software	1	1	1	1
Service	18	16	18	16
Amortization of acquired technology	1	2	1	3
Total cost of revenues	20	19	20	20
Gross profit	80	81	80	80
Operating expenses:
Research and development	20	18	19	18
Sales and marketing	38	40	38	40
General and administrative	8	10	8	9
Amortization of intangible assets	1	1	1	1
Acquisitions and other charges	—	1	—	—
Total operating expenses	67	70	66	68
Income from operations	13	11	14	12
Interest income	1	—	—	—
Interest expense	—	—	—	—
Other expense, net	—	—	—	—
Income before income taxes	14	11	14	12
Income tax provision	5	7	5	5
Net income	9%	4%	9%	7%

Revenues
Total revenues in the third quarter of 2014 increased by 6% to $250.4 million compared to $235.4 million for the same period in 2013. Our software revenues slightly increased by 1% in the third quarter of 2014 from the same period in 2013 due to a 52% increase in subscription revenues, partially offset by a 6% decline in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. The decrease in license revenues was primarily due to a decrease in the average transaction price of license transactions partially offset by an increase in the number of transactions. Service revenues increased by 10% in the third quarter of 2014 from the same period in 2013 due to an 11% growth in maintenance revenues and an 8% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to higher customer demand for consulting services, partially offset by a decrease in higher priced instructor-led trainings offered.

In the first nine months of 2014, total revenues increased by 11% to $744.2 million from $672.1 million in the comparable period a year ago. Software revenues increased by 10% in the first nine months of 2014 from the same period in 2013 due to a 48% increase in subscription revenues and a 5% increase in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. The increase in license revenues reflected an increase in the number of transactions partially offset by a decrease in average transaction size of license transactions in the first nine months of 2014, compared to the same period in 2013. Service revenues increased by 11% in the first nine months of 2014 from the same period in 2013 due to a 13% growth in maintenance revenues and a 7% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to an increase in consulting revenues due to higher customer demand, partially offset by a decrease in higher priced instructor-led trainings offered.

The following table and discussion compare our revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Software revenues:
License	$82,702	$88,012	(6)%	$258,506	$246,239	5%
Subscription	17,940	11,814	52%	48,634	32,921	48%
Total software revenues	100,642	99,826	1%	307,140	279,160	10%
Service revenues:
Maintenance	116,331	104,505	11%	338,096	300,109	13%
Consulting and education	33,427	31,063	8%	98,974	92,864	7%
Total service revenues	149,758	135,568	10%	437,070	392,973	11%
Total revenues	$250,400	$235,394	6%	$744,210	$672,133	11%
Software Revenues
Our software revenues were $100.6 million (or 40% of total revenues) for the three months ended September 30, 2014 compared to $99.8 million (or 42% of total revenues) for the three months ended September 30, 2013, representing an increase of $0.8 million (or 1%). Our software revenues were $307.1 million (or 41% of total revenues) for the nine months ended September 30, 2014 compared to $279.2 million (or 42% of total revenues) for the nine months ended September 30, 2013, representing an increase of $28.0 million (or 10%).
License Revenues
Our license revenues decreased to $82.7 million (or 33% of total revenues) for the three months ended September 30, 2014 from $88.0 million (or 37% of total revenues) for the three months ended September 30, 2013. Our license revenues increased to $258.5 million (or 35% of total revenues) for the nine months ended September 30, 2014 from $246.2 million (or 37% of total revenues) for the nine months ended September 30, 2013. The decrease in license revenues of $5.3 million (or 6%) for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in the average transaction price of license orders partially offset by an increase in the number of transactions. The increase of $12.3 million (or 5%) in license revenues for the nine months ended September 30, 2014 compared to the same period in 2013 were primarily due to an increase in the number of transactions partially offset by a decrease in the average transaction size of license orders.
The average transaction amount for orders greater than $100,000 in the third quarter of 2014, including upgrades for which we charge customers an additional fee, decreased to $433,000 from $589,000 in the third quarter of 2013. The average transaction amount for orders greater than $100,000 for the nine months ended September 30, 2014, including upgrades for which we charge our customers an additional fee, decreased to $437,000 from $482,000 in the same period of 2013.

The number of transactions greater than $1.0 million decreased to 21 in the third quarter of 2014 from 23 in the same period of 2013. The number of transactions greater than $1.0 million remained at 57 for the nine months ended September 30, 2014 consistent with the same period of 2013. We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.

Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and contact validation offerings, increased to $17.9 million (or 7% of total revenues) for the three months ended September 30, 2014 compared to $11.8 million (or 5% of total revenues) for the three months ended September 30, 2013. Subscription revenues increased to $48.6 million (or 7% of total revenues) for the nine months ended September 30, 2014 from $32.9 million (or 5% of total revenues) for the nine months ended September 30, 2013. The increases of $6.1 million (or 52%)

and $15.7 million (or 48%) in subscription revenues for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 were primarily due to an increase in the installed base of subscription customers and higher customer demand.
For the remainder of 2014, we expect our revenues from subscriptions to increase from the comparable 2013 levels primarily due to our growing installed customer base and an anticipated increase in demand for subscription offerings.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $116.3 million (or 46% of total revenues) for the three months ended September 30, 2014 compared to $104.5 million (or 44% of total revenues) for the three months ended September 30, 2013. Maintenance revenues increased to $338.1 million (or 45% of total revenues) for the nine months ended September 30, 2014 compared to $300.1 million (or 45% of total revenues) for the nine months ended September 30, 2013. The increases of $11.8 million (or 11%) and $38.0 million (or 13%) in maintenance revenues for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 were primarily due to the increasing size of our installed customer base, including those customers acquired through our acquisitions. See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
For the remainder of 2014, we expect maintenance revenues to increase from the comparable 2013 levels due to our growing installed customer base.
Consulting and Education Revenues
Consulting and education revenues increased to $33.4 million (or 13% of total revenues) for the three months ended September 30, 2014 compared to $31.1 million (or 13% of total revenues) for the three months ended September 30, 2013. Consulting and education revenues increased to $99.0 million (or 13% of total revenues) for the nine months ended September 30, 2014 compared to $92.9 million (or 14% of total revenues) for the nine months ended September 30, 2013. The increases of $2.4 million (or 8%) and $6.1 million (or 7%) in consulting and education revenues for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 were primarily due to higher customer demand for consulting services, partially offset by a decrease in higher priced instructor-led trainings offered.
For the remainder of 2014, we expect our revenues from consulting and education revenues to increase from the comparable 2013 levels primarily due to an anticipated increase in demand for consulting services.
International Revenues
Our international revenues were $85.0 million (or 34% of total revenues) and $70.5 million (or 30% of total revenues) for the three months ended September 30, 2014 and 2013, respectively. Our international revenues were $265.0 million (or 36% of total revenues) and $218.3 million (or 32% of total revenues) for the nine months ended September 30, 2014 and 2013, respectively. The increase of $14.5 million (or 21%) in international revenues for the three months ended September 30, 2014 compared to the same period in 2013 was due to increases in software revenues and service revenues in EMEA, Asia-Pacific, and Latin America due to broader adoption of our software products and increase in our installed customer base. The increase of $46.7 million (or 21%) in international revenues for the nine months ended September 30, 2014 compared to the same period in 2013 was due to increases in software revenues and service revenues in EMEA, Asia-Pacific and Latin America due to broader adoption of our software products and increase in our installed customer base.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. However, our backlog historically decreases from the prior quarter at the end of the first and third quarters and increases at the end of the fourth quarter. Aggregate backlog and deferred revenues at September 30, 2014 were approximately $318.5 million compared to $301.6 million at September 30, 2013 and $343.2 million at December 31, 2013. The change in the third quarter of 2014 from the comparable period of 2013 was primarily due to increases in deferred service and software revenues, partially offset by a decrease in aggregate backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Cost of software revenues	$3,357	$2,710	24%	$8,926	$7,353	21%
Cost of service revenues	43,610	37,221	17%	127,182	109,714	16%
Amortization of acquired technology	3,113	5,625	(45)%	10,384	16,970	(39)%
Total cost of revenues	$50,080	$45,556	10%	$146,492	$134,037	9%
Cost of software revenues, as a percentage of software revenues	3%	3%	—%	3%	3%	—%
Cost of service revenues, as a percentage of service revenues	29%	27%	2%	29%	28%	1%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities and other vendors that provide content for our contact validation offerings. Cost of software revenues increased to $3.4 million (or 3% of software revenues) for the three months ended September 30, 2014 compared to $2.7 million (or 3% of software revenues) in the same period of 2013. Cost of software revenues increased to $8.9 million (or 3% of software revenues) for the nine months ended September 30, 2014 compared to $7.4 million (or 3% of software revenues) in the same period of 2013.
The $0.6 million (or 24%) increase for the three months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $0.7 million increase in software royalties, partially offset by a $0.1 million decrease in fees paid to third party vendors for hosting services. The $1.6 million (or 21%) increase for the nine months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $1.4 million increase in software royalties and a $0.2 million increase in fees paid to third party vendors for hosting services.
For the remainder of 2014, we expect that our cost of software revenues as a percentage of software revenues to be relatively consistent with the first nine months of 2014.
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
Cost of service revenues increased to $43.6 million (or 29% of service revenues) in the third quarter of 2014 compared to $37.2 million (or 27% of service revenues) in the same period of 2013. Cost of service revenues increased to $127.2 million (or 29% of service revenues) for the nine months ended September 30, 2014 compared to $109.7 million (or 28% of service revenues) in the same period of 2013.

The $6.4 million (or 17%) increase in the third quarter of 2014 compared to the same period of 2013 was primarily due to a $3.3 million increase in personnel related costs (including stock-based compensation), a $2.2 million increase in subcontractor fees, and a $0.9 million increase in general overhead costs. The $17.5 million (or 16%) increase for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to an $8.4 million increase in personnel related costs (including stock-based compensation), a $6.7 million increase in subcontractor fees, and a $2.4 million increase in general overhead costs.
For the remainder of 2014, we expect that our cost of service revenues, in absolute dollars, to increase from the 2013 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect; however, the cost of service revenues as a percentage of service revenues for the remainder of 2014 to remain relatively consistent with the first nine months of 2014.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Amortization of acquired technology	$3,113	$5,625	(45)%	$10,384	$16,970	(39)%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology decreased to $3.1 million for the three months ended September 30, 2014 from $5.6 million in the same period of 2013. Amortization of acquired technology decreased to $10.4 million for the nine months ended September 30, 2014 from $17.0 million in the same period of 2013.
The decrease of $2.5 million (or 45%) for the three months ended September 30, 2014, compared to the same period of 2013 was primarily due to a $1.6 million decrease in amortization of certain technologies that were fully amortized after September 30, 2013, and a $0.9 million decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows. The decrease of $6.6 million (or 39%) for the nine months ended September 30, 2014, compared to the same period of 2013 was primarily due to a $3.0 million decrease in amortization of certain technologies that were fully amortized after September 30, 2013, and a $3.6 million decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows.
For the remainder of 2014, we expect the amortization of acquired technology to be approximately $2.7 million before the effect of any potential future acquisitions subsequent to September 30, 2014.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Research and development	$49,283	$42,167	17%	$143,818	$123,358	17%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $49.3 million (or 20% of total revenues) and $143.8 million (or 19% of total revenues) for the three and nine months ended September 30, 2014, respectively, compared to $42.2 million (or 18% of total revenues) and $123.4 million (or 18% of total revenues) for the three and nine months ended September 30, 2013, respectively. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.

The $7.1 million (or 17%) increase in the third quarter of 2014 compared to the same period of 2013 was primarily due to a $6.6 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $0.5 million increase in general overhead costs. The $20.5 million (or 17%) increase for the nine months ended September 30, 2014 compared to the same period of 2013 was primarily due to a $16.8 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $3.7 million increase in general overhead costs.
For the remainder of 2014, we expect research and development expenses as a percentage of total revenues to be relatively consistent or decrease slightly from the first nine months of 2014.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Sales and marketing	$95,490	$94,160	1%	$283,858	$267,727	6%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $95.5 million (or 38% of total revenues) and $283.9 million (or 38% of total revenues) for the three and nine months ended September 30, 2014, respectively, compared to $94.2 million (or 40% of total revenues) and $267.7 million (or 40% of total revenues) for the three and nine months ended September 30, 2013, respectively.
The $1.3 million (or 1%) increase for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $0.5 million increase in personnel-related costs (including stock-based compensation) and a $0.8 million increase in general overhead costs. The $16.1 million (or 6%) increase for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to an $11.6 million increase in personnel-related costs, a $2.3 million increase in third-party services, and a $2.2 million increase in general overhead costs. Sales and marketing headcount increased from 1,045 in September 2013 to 1,195 in September 2014.
For the remainder of 2014, we expect sales and marketing expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first nine months of 2014. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
General and administrative	$20,535	$23,159	(11)%	$60,607	$60,827	—%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses decreased to $20.5 million (or 8% of total revenues) and $60.6 million (or 8% of total revenues) for the three and nine months ended September 30, 2014, respectively, compared to $23.2 million (or 10% of total revenues) and $60.8 million (or 9% of total revenues) for the three and nine months ended September 30, 2013, respectively.
The $2.6 million (or 11%) decrease for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $2.1 million decrease in facilities related expenses primarily related to the corporate headquarters move that was completed in September 2013, a $0.5 million decrease in third-party services, and a $0.9 million decrease in general overhead costs, partially offset by a $0.9 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount.
For the remainder of 2014, we expect general and administrative expenses as a percentage of total revenues to be relatively consistent with or decrease slightly from the first nine months of 2014.

Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Amortization of intangible assets	$1,541	$1,893	(19)%	$4,461	$5,881	(24)%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets decreased to $1.5 million (or 1% of total revenues) for the three months ended September 30, 2014 from $1.9 million (or 1% of total revenues) for the three months ended September 30, 2013. Amortization of intangible assets decreased to $4.5 million (or 1% of total revenues) for the nine months ended September 30, 2014 from $5.9 million (or 1% of total revenues) for the nine months ended September 30, 2013.
The decrease of $1.4 million (or 24%) in amortization of intangible assets for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $1.0 million net decrease in amortization of certain intangibles which are amortized using a method based on expected cash flows and a $0.4 million of decrease in amortization of certain intangibles that were fully amortized after September 30, 2013.
For the remainder of 2014, we expect amortization of the remaining intangible assets to be approximately $1.5 million, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions subsequent to September 30, 2014.
Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Acquisitions and other charges	$66	$1,253	(95)%	$926	$2,467	(62)%
For the three and nine months ended September 30, 2014, acquisition and other charges of $0.1 million and $0.9 million, respectively, primarily consisted of legal, accounting, tax, bankers' and other professional service fees.
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

Interest and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Interest income	$1,180	$805	47%	$3,512	$2,588	36%
Interest expense	(129)	(121)	7%	(422)	(369)	14%
Other expense, net	(360)	(295)	(22)%	(642)	(754)	15%
Interest and other income, net	$691	$389	78%	$2,448	$1,465	67%
Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expense. The increase in income of $0.3 million (or 78%) for the three months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $0.4 million increase in interest income due to higher yields and higher investment balances. The increase in income of $1.0 million (or 67%) for the nine months ended September 30, 2014 compared to the same period in 2013, was primarily due to a $0.9 million increase in interest income due to higher yields and higher cash and investment balances, and a $0.1 million increase in foreign exchange gains.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percentage Change	2014	2013	Percentage Change
Income tax provision	$11,283	$17,191	(34)%	$36,001	$32,824	10%
Effective tax rate	33%	62%	(29)%	34%	41%	(7)%
Our effective tax rates were 33% and 62% for the three months ended September 30, 2014 and 2013, respectively, and 34% and 41% for the nine months ended September 30, 2014 and 2013, respectively. Our rates for the three and nine months ended September 30, 2014 were lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The higher tax rates for the three and nine months ended September 30, 2013 were primarily attributable to acquisition integration-related income tax expenses. As of September 30, 2014, we have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest the net undistributed earnings of our foreign subsidiaries offshore.
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
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of September 30, 2014, we had $654.6 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of September 30, 2014, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
Approximately 33% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$143,055	$138,724
Cash used in investing activities	$(112,275)	$(21,595)
Cash used in financing activities	$(83,663)	$(26,740)
Operating Activities:  Cash provided by operating activities for the nine months ended September 30, 2014 was $143.1 million, representing an increase of $4.3 million from the nine months ended September 30, 2013. This increase resulted primarily from a $28.8 million increase in net cash inflow from accounts receivable, a $24.0 million increase in net income and a $0.4 million decrease in net cash outflow from accrued facilities restructuring charges. These were partially offset by a $16.7 million increase in net cash outflow accounts payable and accrued liabilities, a $15.8 million increase in net cash outflow from deferred revenues, a $10.8 million increase in net cash outflows from income taxes payable, a $2.7 million decrease in net cash inflows from prepaid expenses and other assets and a $2.9 million decrease in adjustments for non-cash expenses. We recognized excess tax benefits from stock-based compensation of $3.0 million during the nine months ended September 30, 2014. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $44.0 million during the nine months ended September 30, 2014. Our “days sales outstanding” in accounts receivable decreased from 63 days at September 30, 2013 to 60 days at September 30, 2014 due to stronger collections compared to the third quarter of 2013.
Investing Activities:  Net cash used in investing activities for the nine months ended September 30, 2014 was $112.3 million due to $226.6 million in purchases of investments, $54.6 million used to acquire StrikeIron, net of cash acquired, $15.9 million in purchases of property and equipment, and $0.3 million in purchase of an investment in equity interests. These cash outflows were partially offset by cash provided by the maturities of investments of $172.2 million and sales of investments of $12.9 million.
Certain reclassifications have been made within the condensed consolidated statement of cash flows to conform to the current year presentation. A change was made to present redemptions by issuers of debt securities held in our portfolio as part of net cash provided by maturities of investments to reflect that these redemptions are an acceleration of the maturity of the debt investment. Redemptions were previously presented as part of net cash provided by sales of investments. This change in presentation will not affect total net cash used in investing activities and conforming changes have been made for all prior periods presented. Net cash provided by redemptions of $47.6 million was reclassified from sales of investments to maturities of investments for the nine months ended September 30, 2013.
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

Financing Activities:  Net cash used in financing activities for the nine months ended September 30, 2014 was $83.7 million due to repurchases and retirement of our common stock of $126.9 million, withholding taxes for restricted stock units net share settlement of $6.8 million, payment of contingent consideration of $3.1 million, and $0.9 million payment of issuance costs on our credit facility. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP program of $50.9 million and excess tax benefits from stock-based compensation of $3.0 million.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of this program is to enhance shareholder value, including partially offsetting the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors. In January 2014, the Board of Directors approved the repurchase of up to an additional $100.0 million of our outstanding common stock. In July 2014, the Board of Directors approved, for the second time in 2014, the repurchase of up to an additional $100.0 million of our outstanding common stock. As of September 30, 2014, $77.1 million remained available for share repurchases under this program. In October 2014, we announced that the Board of Directors approved, for the third time in 2014, the repurchase of up to an additional $100.0 million of our outstanding common stock.
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
Credit Agreement
In September 2014, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2019. This Credit Agreement replaces the former agreement that matured on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans up to $10.0 million available on a same day basis and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were borrowed during the nine months ended September 30, 2014 or outstanding under the Credit Agreement as of September 30, 2014, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of September 30, 2014. For further information, see Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at September 30, 2014, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2014	2015 and 2016	2017 and 2018	2019 and Beyond
Operating lease payments	$46,236	$2,841	$20,688	$10,971	$11,736

The above commitment table does not include approximately $31.9 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 9. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three and nine months ended September 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our year ended December 31, 2013 for a more complete discussion of the market risks we encounter.

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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 22% and 21% of our total revenues in the third quarter of 2014 and 2013, and 24% and 22% for the nine months ended September 30, 2014 and 2013, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into contracts and the quality and timing of pipeline generation can be very difficult to estimate. For example, in the second and third quarters of 2012, continued changes in our sales organization and challenges in our sales execution generally, together with the macroeconomic uncertainty in Europe, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and, consequently, our pipeline conversion rate. In particular, in the third quarter of 2012, our pipeline conversion rate was significantly lower as compared to the second quarter of 2012. In addition, further sales execution challenges adversely affected our pipeline conversion rate in certain geographies and vertical industry sectors in 2014 as compared to 2013. While we have made further changes to our sales, marketing and field operations organizations, including the implementation of pipeline generation initiatives, more rigorous sales planning and process measures; in the near term, such actions may decrease the predictive value of our pipeline in assessing near term trends in our business or in comparison to historical trends.
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
In the past and recently, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty, which caused the amount of customer purchases to be reduced, deferred, or cancelled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. The recent global economic recession and continued macroeconomic uncertainty has had and will continue to have an adverse effect on our pipeline conversion rate in the near future. For example, our pipeline conversion rate decreased in certain geographies and vertical industry sectors in 2011, 2012 and 2014. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.
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
We offer a variety of subscription offerings, including cloud data integration products and services that provide our customers with functionality within a cloud-based IT environment, and contact validation offerings that we manage and offer via a subscription-based model. Our strategy and business model for these subscription offerings, which differs from our traditional perpetual license-based model for our on-premise software products, continue to evolve. The market for subscription-based offerings, particularly for cloud-based solutions, is not as mature as the market for on-premise software products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, on-premise software solutions and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription offerings. Also, demand for our subscription offerings may unfavorably impact demand for certain of our other products and services. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. We may incur costs at a higher than expected rate as we expand our subscription business, adversely affecting our profitability. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings.
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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have recently experienced significant changes in our senior management team. For example, we recently announced the appointment of a new chief financial officer in October 2014.  We also announced the appointment of a new chief marketing officer in 2012, a new chief product officer in 2013, and, in 2014, the promotion of our senior vice president of EMEA sales to be our new executive vice president of worldwide field operations and the transition of our former chief financial officer to his new role as chief customer officer and executive vice president, operations strategy. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenditures would be lower as well. Historically, the effect of changes in foreign currency exchange rates on our revenues and operating expenses has been immaterial, although on occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. For example, recent declines in foreign currency exchange rates may negatively affect our maintenance revenues in the near term. We have attempted to reduce the impact of certain foreign currency exchange rate fluctuations through hedging programs where we do not have a natural hedge. However, as our international operations grow, or if the current dramatic fluctuations in foreign currency exchange rates continue or increase or if our hedging programs become ineffective, the effect of changes in the foreign currency exchange rates could become material to revenue, operating expenses, and income.
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
Any significant defect, error or performance failure in our software or services could cause us to lose revenue and expose us to product liability claims.
The software and services we offer are inherently complex and, despite extensive testing and quality control, have in the past and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, errors or performance failures could cause damage to our reputation, loss of customers or revenue, product returns, order cancellations, service terminations, or lack of market acceptance of our software and services. As the use of our software and services, including software or services recently acquired or developed, expands to more sensitive, secure, or mission critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our software or services fail to perform as contemplated in such deployments. We have in the past and may in the future need to issue corrective releases of our software or services to fix these defects, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems.
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
We make significant efforts to maintain the security and integrity of our product source code and computer systems. However, the threats to network and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, as we continue to devote more resources to evaluate our systems and products for security vulnerabilities, the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products. Furthermore, the risks related to network or security incidents will increase as we continue to develop our cloud products and services, which may store, transmit and process our customers' sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. We also work with third party vendors to process credit card payments by our customers. Unauthorized access or security incidents, including the unauthorized disclosure of sensitive, proprietary or confidential data, such as credit card information, could expose us to loss of this data, litigation, indemnity obligations and significant other liabilities, which may adversely affect our business. In addition, we also have acquired a number of companies, products, services and technologies over the years. As a result, we may inherit additional IT security issues when we integrate these acquisitions.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, and changes in applicable tax laws and accounting pronouncements. For example, our effective tax rate has historically benefited from the federal research and development tax credit. As of September 30, 2014, the credit had not been extended resulting in no tax benefit in 2014. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
In September 2014, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments or to enter into tranches of term loans by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of September 30, 2014. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our and our subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants under the credit agreement as of September 30, 2014. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. The credit agreement also contains events of default that, include among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. If such an event of default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline.  We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. For information regarding interest rate risk, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. During the three months ended September 30, 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 — July 31
From employees (1)	—	—	—	—
Repurchase program (2)	344,800	$31.89	344,800	$137,130
August 1 — August 31
From employees (1)	25,263	$31.40	—	—
Repurchase program (2)	1,666,887	$32.38	1,666,887	$83,164
September 1 — September 30
From employees (1)	—	—	—	—
Repurchase program (2)	179,406	$33.59	179,406	$77,137
Total	2,216,356	$32.39	2,191,093
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the third quarter of 2014 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. In January 2014, the Board of Directors approved the repurchase of up to an additional $100.0 million of our outstanding common stock. In July 2014, the Board of Directors approved, for the second time in 2014, the repurchase of up to an additional $100.0 million of our outstanding common stock. As of September 30, 2014, we had $77.1 million remaining under the program for future share repurchases. In October 2014, we announced that the Board of Directors approved, for the third time in 2014, the repurchase of up to an additional $100.0 million of our outstanding common stock. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

10.1
Credit Agreement, dated as September 26, 2014, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Joint Bookrunners and Joint Lead Arrangers.

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

November 6, 2014	INFORMATICA CORPORATION

/s/ MICHAEL BERRY
Michael Berry
EVP and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2014

Exhibit Number	Document

10.1
Credit Agreement, dated as September 26, 2014, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Joint Bookrunners and Joint Lead Arrangers.

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