Form 10-K
period 2014-12-31
INFORMATICA CORP
filed 2015-02-26
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-K
___________________

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2014
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $3,876,880,000 (based on the last reported sale price on June 30, 2014 for the Registrant's common stock, as reported on the NASDAQ Global Select Market).
As of January 30, 2015, there were approximately 109,432,000 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s year ended December 31, 2014.

INFORMATICA CORPORATION

PART I

ITEM 1.  BUSINESS
Overview
Informatica Corporation is the leading independent provider of enterprise data integration software and services. Organizations around the world rely on Informatica to realize their information potential and drive top business imperatives.
We believe data is one of an organization’s most strategic assets, and our vision is to empower the data-centric world. We address the growing challenge organizations face with data, including data that is fragmented across and beyond the enterprise and data of varying quality. We have developed, and continue to innovate, solutions for a wide range of enterprises, regardless of which technology platform, application, or database a customer chooses and whether the data resides on-premise or in the cloud.  Our solutions enable a wide variety of complex, enterprise-wide data integration initiatives through technologies including data integration, data quality, big data, master data management, data security, data exchange, and data preparation. We have built our platform and products on the Informatica Vibe architecture. Vibe is an embeddable virtual data machine that allows companies to access, aggregate, and manage data regardless of data type, source, volume, compute platform or user. Vibe enables companies to map data once, and deploy anywhere, providing our customers with the agility to avoid costly and time-consuming hand coding, recoding or redevelopment as data technologies evolve.
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
Data Quality. Informatica Data Quality products deliver pervasive data quality to stakeholders, projects, and data domains, on premise or in the cloud, using a comprehensive and unified platform. Our Data Quality family of products includes a variety of Data Quality editions and data-as-a-service offerings such as contact validation.
Big Data Solutions. Informatica's Big Data Solutions includes data integration and data quality capabilities available on Hadoop. Our Big Data Solutions family of products includes Informatica Big Data Solution that provides a safe and efficient way to integrate all types of data on Hadoop at any scale without having to learn Hadoop; Big Data Parsing that processes virtually all file formats natively on Hadoop with scale and efficiency and addresses the variety and complexity of data sources, including logs, industry standards, documents, and binary or hierarchical data; and Vibe Data Stream that manages small pieces of data as they flow in at high rates and accumulate quickly into large volumes.
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
Data Security Group. Data Security Group ("DSG") products are designed to help IT organizations to cost-effectively manage every phase of the data lifecycle, by handling data growth, safely retiring legacy systems and applications, optimizing test data management, and protecting sensitive data. Informatica DSG products include Data Archive, Data Subset, Persistent Data Masking, Dynamic Data Masking and ILM Nearline. In 2015 we plan to release Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.
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
Data Preparation.  Our newest solution to deliver data integration for next-generation analytics, Informatica Rev offers an intuitive user experience, optimized for business users to bring together data for business decision making in visualization tools.  Informatica Rev empowers business users to be self-sufficient in data integration and preparation for analytics, with capabilities for users to merge data from multiple sources and prepare it for analysis.
Other Solutions. We also provide a variety of other data integration software solutions, including Informatica Complex Event Processing, Informatica Data Replication, Informatica Procurement, and Informatica Ultra Messaging.
In addition, Informatica Communities, created in 2001, has grown to over 130,000 members in more than 190 countries using our products as a platform on which to build or customize a specific data integration solution. These developers extend Informatica's presence and profile in the broad data integration market and provide a network of knowledge that can be shared to amplify our brand and its influence. Also, the Informatica Marketplace, created in 2010, has grown to host over 1,500 free and paid apps and services from partners and individual developers with downloads of Marketplace solutions ranging from approximately 11,000 - 15,000 each month. The Informatica Marketplace provides vendors, partners and individual developers with a central location to contribute and procure apps and services across all areas of data management, including data integration, data quality, master data management, and information security. These solutions are developed for both on-premise and cloud use cases and include data models, mappings, mapplets, tools, utilities, packaged services, methodologies, connectors and other useful resources. The solutions contributed to the Marketplace are evaluated for quality and value by us before becoming publicly available.
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
Informatica University offers a comprehensive role-based curriculum of product and solution oriented education offerings to enable our worldwide customers and strategic partners to build proficiency in using our products. Informatica University delivers education services in more than 45 countries with over 60 course offerings through instructor led, virtual academy, and onDemand delivery options to make training accessible, flexible and cost effective. We have established the Informatica Certified Professional Program for PowerCenter, Informatica Data Quality, Informatica MDM and Informatica DSG, which has created a database of expert professionals with verifiable skills in the design and administration of Informatica-based systems.
Customers
Our customers represent a wide range of corporations and governmental and educational institutions. Our targeted markets include automotive, energy and utilities, entertainment/media, financial services, healthcare, insurance, manufacturing, public sector, retail, services, technology, telecommunications, and travel/transportation. Financial services remains our largest vertical industry sector. No single customer accounted for 10% or more of our total revenues in 2014, 2013, or 2012.
Sales, Marketing, and Distribution
We market and sell software and services through both our direct sales force and indirect channel partners. As of December 31, 2014, we employed 1,183 people in our sales and marketing organization worldwide. Over the past several years, we have expanded our presence and capabilities in a number of geographic regions. We currently have a direct sales presence in over 20 countries and an indirect presence, through distributors and partners, in over 80 countries. We market and sell our software and services through our sales operations in North and Latin America (including Brazil, Canada, Mexico, and the United States), Europe, Middle East and Africa (including Belgium, Denmark, France, Germany, Ireland, Israel, Italy, the Netherlands, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, and the United Kingdom), and Asia-Pacific (including Australia, China, Hong Kong, India, Japan, South Korea, Singapore, and Taiwan).
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
Our global sales process consists of several phases:  lead generation, opportunity qualification, needs assessment, product demonstration, proposal generation, and contract negotiation. Although the typical sales cycle requires three to nine months, some sales cycles have lasted substantially longer. In a number of instances, our relationships with systems integrators and other strategic partners have reduced sales cycles by generating qualified sales leads, making initial customer contacts, assessing needs prior to our introduction to the customers, and endorsing our products to the customers before their product selection. Also, partners have assisted in the creation of presentations and demonstrations, which we believe enhances our overall value proposition and competitive position.
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
Informatica’s partners include industry leaders in enterprise software, computer hardware, and systems integration. We offer a comprehensive strategic partner program for major companies in these areas so that they can provide sales and marketing leverage, have access to required technology, and can furnish complementary products and services to our joint customers. As of December 31, 2014, more than 500 companies helped market, resell, implement, or offer Informatica's solution around the world.
Research and Development
As of December 31, 2014, we employed 1,237 people in our research and development organization and have 19 development centers in 10 countries. This team is responsible for the design, development, release and maintenance of our products. The group is organized into four disciplines: development, quality assurance, documentation, and product management. Members from each discipline, along with product marketing, form focus teams that work closely with sales, marketing, services, customers, and prospects to better understand market needs and user requirements. These teams utilize a well-defined agile software development methodology that we believe enables us to deliver products that satisfy real business needs for the global market while also meeting commercial quality expectations and minimizing schedule risk.
When appropriate, we also use third parties to expand the capacity and technical expertise of our internal research and development team. On occasion, we have licensed third-party technology. We believe this approach shortens time to market without compromising competitive position or product quality, and we plan to continue drawing on third-party resources as needed in the future.
Approximately 30% of Informatica’s research and development team is based in the United States and the remainder is based in Australia, Canada, Germany, India, Ireland, Israel, the Netherlands, Russia, and the United Kingdom. Our international development effort is intended to both increase development productivity and deliver innovative product capabilities. Our research and development expenditures, which are expensed as incurred, were $193.9 million in 2014, $165.9 million in 2013, and $143.6 million in 2012.
Competition
The market for our products is highly competitive, quickly evolving, and subject to rapidly changing technology, which may expand the alternatives to our customers for their data integration requirements. Our competitors may be able to respond more quickly to new or emerging technologies, technological trends, changes in customer requirements and industry consolidation. Moreover, competition from new and emerging technologies and changes in technological trends, particularly the shift to cloud-based solutions, has increased market confusion about the benefits of our products compared to other solutions. We must compete effectively, particularly on the basis of functionality and price, against a variety of different vendors offering existing data integration software products, vendors of new and emerging technologies, and hand-coded, custom-built data integration solutions.
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
Seasonality and Backlog
Our business is influenced by seasonal factors, largely due to customer buying patterns. Generally, demand for our software products and services is highest in the fourth quarter and lowest in the first quarter of each year.  The first and fourth quarters of 2013 and 2014 followed these seasonal trends. However, recent changes in our worldwide sales, marketing and field operations and continued macroeconomic trends make our future results more difficult to predict based on historical seasonality.
Our potential future revenues include backlog consisting primarily of (1) product orders (primarily perpetual licenses) that have not shipped as of the end of a given quarter, (2) product orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized after cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. See "Potential Future Revenues (New Orders, Backlog, and Deferred Revenue)" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report, which is incorporated herein by reference.
Intellectual Property and Other Proprietary Rights
Our success depends in part upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation, and other proprietary information. In addition, we have over 80 patents issued in a variety of jurisdictions. Our issued patents are scheduled to expire at various times through

May 2033. Where appropriate, we have also entered into patent cross-license agreements with third parties, thereby acquiring additional intellectual property rights which preserve our ability to pursue normal business activity and minimize our risks in entering new and adjacent technology markets.
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
Employees
As of December 31, 2014, we had a total of 3,664 employees, including 1,237 in research and development, 1,183 in sales and marketing, 826 in consulting, customer support, and education services, and 418 in general and administrative services. None of our employees is represented by a labor union. We have not experienced any work stoppages, and we consider employee relations to be good.
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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data integration software and services, especially for broader data integration initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data integration needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, recently we launched Informatica Rev to empower business users to be self-sufficient in data integration and preparation for analytics, and in 2015 we plan to release Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.  We intend to continue increasing our investments to develop new products and product enhancements. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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

We devote significant resources to the development of new products, the acquisition of products, and the enhancement of existing products, as well as to the integration of these products with each other. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to develop sales and marketing strategies that differ from the strategies we currently utilize, which may result in increased levels of investment and additional costs. For example, we are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products. We will offer certain of our newer products, such as Informatica Rev and Secure@Source, as well as enhancements for our Informatica Cloud products, on a subscription basis. In addition, we intend to significantly expand our subscription sales force and increase sales specialist staffing and marketing efforts.  These go-to-market strategies and efforts, which may differ from those we utilize for our traditional perpetual licensed-based model for our on-premise software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. As a result of the risks involved, we cannot predict the impact on our overall sales from new or enhanced products, and we may not generate sufficient revenues from these products to justify their costs, which would adversely affect our competitive position and results of operations.
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
We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential sales of our products and estimate when a customer will make a purchase decision and the potential dollar amount of the sale. We aggregate these estimates periodically in order to generate a sales pipeline. We assess the pipeline at various points in time to look for trends in our business. While this pipeline analysis may provide us with some guidance in business planning and budgeting, these pipeline estimates are necessarily speculative. Our pipeline estimates may not consistently correlate to revenues in a particular quarter or over a longer period of time, particularly in a weak or uncertain global macroeconomic environment. In addition, our pipeline estimates can prove to be unreliable in a particular quarter or over a longer period of time, in part because both the “conversion rate” of the pipeline into actual sales and the quality and timing of pipeline generation can be very difficult to estimate. For example, in the second and third quarters of 2012, continued changes in our sales organization and challenges in our sales execution generally, together with the macroeconomic uncertainty in Europe, adversely affected our pipeline management capabilities, the reliability of our pipeline estimates, and, consequently, our pipeline conversion rate. In particular, in the third quarter of 2012, our pipeline conversion rate was significantly lower as compared to the second quarter of 2012. In addition, further sales execution challenges adversely affected our pipeline conversion rate in certain geographies and vertical industry sectors in 2014 as compared to 2013. While we have made further changes to our sales, marketing and field operations organizations, including the implementation of pipeline generation initiatives, more rigorous sales planning and process measures; in the near term, such actions may decrease the predictive value of our pipeline in assessing near term trends in our business or in comparison to historical trends.
The conversion of the sales pipeline into actual license or subscription sales may also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver on these contracts in a timely manner. Because we have historically recognized a substantial portion of our license revenues in the last month of each quarter and sometimes in the last few weeks of each quarter, we may not be able to adjust our cost structure in a timely manner in response to variations in the pipeline conversion rate. In addition, for newly acquired companies, we have limited ability to predict how their pipelines will convert into sales or revenues following acquisition. Any change in the conversion rate of the pipeline into customer sales or in the pipeline itself could cause us to improperly budget for future expenses that are in line with our expected future revenues, which would adversely affect our operating margins and results of operations and could cause the price of our common stock to decline.
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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have recently experienced significant changes in our senior management team. For example, we recently announced the appointment of a new chief financial officer in October 2014.  We also announced the appointment of a new chief marketing officer in 2012, and a new chief product officer in 2013 and, in 2014, the promotion of our senior vice president of EMEA sales to be our new executive vice president of worldwide field operations and the transition of our former chief financial officer to his new role as chief customer officer and executive vice president, operations strategy. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
The market for talent has become increasingly competitive and hiring has become more difficult and costly, and our personnel-related costs are likely to increase as we compete to attract and retain employees. Our employees are increasingly becoming more attractive to other companies. Many of our competitors have greater financial and other resources than us for attracting experienced personnel. Our plan for continued growth requires us to add personnel to meet our growth objectives and places increased importance on our ability to attract, train, and retain new personnel, in particular, new sales personnel. In addition, we intend to significantly expand our subscription sales force and increase sales specialist staffing and marketing efforts around our newer products. Continued leadership transitions in our worldwide sales, marketing and field operations, particularly in EMEA, may adversely affect our ability to manage and grow our business. For example, changes we implemented in customer segmentation in 2012 and sales territories adversely affected the quality of our pipeline estimates in 2012. In addition, the leadership transition in our EMEA sales organization adversely affected our pipeline management capabilities in 2012 and 2013. As we continue to implement further changes to our worldwide sales, marketing and field operations organizations, including the implementation of more rigorous sales planning and process measures and continued investment in sales specialists and domain experts, we may experience increased sales force turnover and additional disruption to our ongoing operations, and we may not experience the increases in sales force productivity that we anticipate, particularly in EMEA. These changes may also take longer to implement than expected, which may adversely affect our sales force productivity. If we are unable to effectively attract and train new personnel on a timely basis, or if we experience an increase in the level of turnover, our results of operations may be negatively affected.
Furthermore, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. Such increase in the turnover rate affects our ability to generate software revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of six to twelve months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues and our growth rate may be negatively affected.
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
We offer a variety of subscription offerings, including cloud data integration products and services that provide our customers with functionality within a cloud-based IT environment, and data-as-a-service offerings that we manage and offer via a subscription-based model. Our strategy and business model for these subscription offerings, which differs from our traditional perpetual license-based model for our on-premise software products, continue to evolve. For example, we are aggressively investing in our go-to-market strategies for our newer products. We will offer certain of our newer products, such as Informatica Rev and Secure@Source, as well as enhancements for our Informatica Cloud products, on a subscription basis. In addition, we intend to significantly expand our subscription sales force and increase sales specialist staffing and marketing efforts.  These go-to-market strategies and efforts, which may differ from those we utilize traditionally for our on-premise software products, may be temporarily disruptive and result in reduced sales productivity in addition to increased costs. The market for subscription-based offerings, particularly for cloud-based solutions, is not as mature as the market for on-premise software products and it may not develop as anticipated. In addition, market acceptance of subscription-based offerings, particularly cloud-based solutions, may be affected by a variety of factors, including the data security, privacy, cost, reliability, performance and perceived value associated with such offerings. Many customers have invested substantial resources on traditional, perpetually licensed, on-premise software solutions and they may be unwilling or reluctant to migrate to cloud-based solutions or other subscription offerings. We may not be able to compete effectively or generate significant demand for or revenues from our subscription offerings. Also, demand for our subscription offerings may unfavorably impact demand for certain of our other products and services. In addition, our subscription offering strategy will require continued investment in product development and operations, including cloud-based IT infrastructure. We may incur costs at a higher than expected rate as we expand our subscription business, adversely affecting our profitability. In addition, we will incur costs associated with the investments in our subscription business in advance of our ability to recognize the revenue associated with our subscription offerings, which will have an adverse impact on our margins.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. On occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term. For example, the recent strength of the U.S. dollar negatively affected our reported revenue for the fourth quarter of 2014, and we expect current exchange rate conditions to adversely impact our revenue growth for the first quarter and full year of 2015. As our international operations grow, if the current dramatic fluctuations in foreign currency exchange rates continue or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 23% and 22% of our total revenues in 2014 and 2013, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
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
We believe that our ability to increase the sales of our products depends in part upon establishing, maintaining and strengthening relationships with our current strategic partners and any future strategic partners. In addition to our direct sales force, we rely on established relationships with a variety of strategic partners, such as systems integrators, resellers, and distributors, for marketing, licensing, implementing, and supporting our products in the United States and internationally. We also rely on relationships with strategic technology partners, such as enterprise application providers, database vendors, data quality vendors, and enterprise information integration vendors, for the promotion and implementation of our products. In addition, as we develop new products, particularly those based on new or emerging technologies, we may need to establish relationships with new strategic partners, including those that may differ from the types of strategic partners we currently have. We may not be able to successfully establish such relationships, which may adversely affect the market acceptance of our products. In addition, given our limited history with our newer strategic partners, we cannot be certain these relationships will result in significant increases in sales of our products, particularly our newer products.
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
Acquisitions present many risks, which could adversely affect our business, operating results and financial condition.
From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, we acquired StrikeIron in 2014, Active Endpoints in 2013, and Data Scout and TierData in 2012. Also, in the fourth quarter of

2012, we completed the takeover offer for Heiler Software, a publicly-traded German company. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing our ownership to 100 percent. Certain minority shareholders of Heiler Software have initiated appraisal proceedings before the Stuttgart District Court for review of the adequacy of the cash compensation paid in connection with the squeeze-out. These proceedings may result in an increase of the cash compensation to be paid to minority shareholders if the court finds that the valuation underlying the cash compensation was too low.
Acquisitions involve a number of risks, including:

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
In addition, the consideration paid in connection with an acquisition also affects our financial results. If we should proceed with one or more significant acquisitions in which the consideration includes cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition. To the extent that we issue shares of stock or other rights to purchase stock, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in our incurring additional taxes, unforeseen or higher than expected costs, debt, material one-time write-offs, or purchase accounting adjustments including the write-down of deferred revenue and restructuring charges. They may also result in recording goodwill and other intangible assets in our financial statements which may be subject to future impairment charges or ongoing amortization costs, thereby reducing future earnings. In addition, from time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as incurring expenses that may impact operating results.
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
In addition to our traditional data integration and data quality products, we have expanded our platform to include products and services in the emerging market for broader data integration initiatives, such as cloud data integration, data-as-a-service, big data, MDM, data security, data exchange, and data preparation, among others. The market for our broader data integration products and services remains relatively new and continues to change, and efforts to expand beyond our traditional data integration products may not succeed and may not result in significant revenue. For example, we recently announced that we are increasing our investments to develop new products that continue to expand our offerings beyond our traditional data integration products. Our newer products may not achieve market acceptance if our customers or prospective customers:

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
We are a United States-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. A significant portion of our foreign earnings for the current year were earned by our Netherlands and other European subsidiaries. Our results of operations would be adversely affected to the extent that our geographical mix of income becomes more weighted toward jurisdictions with higher tax rates and would be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
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
Furthermore, our overall effective income tax rate and tax expenses may be affected by various factors in our business, including acquisitions, changes in our legal structure, changes in the geographic mix of income and expenses, changes in valuation allowances, and changes in applicable tax laws and accounting pronouncements. For example, in December 2014, the federal research and development tax credit was reinstated retroactively to January 1, 2014. Due to the timing of the enactment, we recognized the entire federal research and development credits benefit for the year in the fourth quarter of 2014. Moreover, several countries in which we operate are considering legislation which could impact the taxation of our foreign earnings. Further, the geographic mix of income and expense is impacted by the fluctuation in exchange rates between the U.S. dollar and the functional currencies of our subsidiaries.
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
In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for revenue recognition and lease accounting. For example, the FASB issued a new financial accounting standard for revenue recognition in May 2014 - Accounting Standards Update ( ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" - that supersedes nearly all existing U.S. GAAP revenue recognition guidance. The standard will be effective for us in the first quarter of 2017 and early adoption is not permitted. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions and may require the implementation of additional systems prior to our adoption of this accounting standard that may result in additional operating costs. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. Furthermore, a change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions. It is not clear if we have the proper systems and controls in place to accommodate such changes.
Our business could be negatively affected as a result of activist stockholders.
An activist investor, Elliott Associates and its affiliates, recently took an ownership position in our common stock and initiated communications with us.  Responding to actions by an activist stockholder can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.  Additionally, perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, operating results, and financial condition would be adversely affected.  In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.
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
In September 2014, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments or to enter into tranches of term loans by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of December 31, 2014. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our and our subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants under the credit agreement as of December 31, 2014. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. The credit agreement also contains events of default that, include among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. If such an event of default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
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
In addition, from time to time we make strategic investments in private companies.  Our strategic investments in private companies are subject to risk of loss of investment capital. For example, we realized a $2.0 million loss on an equity interest during the fourth quarter of 2014. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our strategic investments in private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
Business interruptions could adversely affect our business.
Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications or network failure, and other events beyond our control. We have prepared a detailed disaster recovery plan which includes the use of internal and external resources and will continue to expand the scope over time. Disasters or disruptions, such as the March 2011 earthquake and tsunami off the coast of Japan and the December 2006 earthquake off the coast of Taiwan, can negatively affect our operations given necessary interaction among our international facilities. For example, the December 2006 Taiwan earthquake resulted in a major fiber outage, which affected network connectivity in some of our facilities in Asia-Pacific. In the event such an earthquake or any other natural disaster or man-made failure occurs, it could disrupt the operations of our affected facilities and recovery of our resources. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.  PROPERTIES
Our corporate headquarters are located in two buildings totaling approximately 290,000 square feet in Redwood City, California, which we purchased in February 2012 and relocated to in the third quarter of 2013. Corporate headquarters are the principal facilities for our administrative, sales, marketing, product development, customer support, and services groups. We also own the associated 11.6 acres of land on which the buildings are located. Prior to the relocation, from January 2005 through August 2013, our corporate headquarters were located in a leased facility in Redwood City, California totaling approximately 159,000 square feet.
We also occupy additional leased facilities in the United States, including offices located in Alpharetta, Georgia; Austin and Plano, Texas; Boston, Massachusetts; Chicago and Naperville, Illinois; New York, New York; Raleigh and Cary, North Carolina; and Reston, Virginia, which are primarily used for sales, marketing, services, and to a lesser degree, product development. Leased facilities located outside of the United States and used primarily for sales, marketing, customer support, and services include offices in Melbourne and Sydney, Australia; Sao Paulo, Brazil; Toronto, Canada; Beijing, China; Paris, France; Frankfurt, Maxdorf, and Stuttgart, Germany; Mumbai, India; Dublin, Ireland; Tel Aviv, Israel; Milan, Italy; Tokyo, Japan; Nieuwegein, the Netherlands; Lisbon, Portugal; Singapore; Seoul, South Korea; Barcelona and Madrid, Spain; and London and Maidenhead, United Kingdom.

We also lease facilities in Shelton, Connecticut and facilities outside of United States including Hyderabad, India, Canberra City, Australia, Toronto, Canada, and St. Petersburg and Kazan, Russia where our offices are primarily used for product development. We also lease a facility in Bangalore, India, which is used primarily for product development, customer support, professional services, finance, and other operations.
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
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “INFA.” The price range per share in the table below reflects the highest and lowest sale prices for our stock as reported by the NASDAQ Global Select Market during the last two years.

	High	Low
Year Ended December 31, 2014
Fourth quarter	$39.26	$31.26
Third quarter	$36.24	$29.87
Second quarter	$39.93	$34.62
First quarter	$43.79	$37.01
Year Ended December 31, 2013
Fourth quarter	$42.00	$36.32
Third quarter	$41.49	$34.40
Second quarter	$37.49	$30.27
First quarter	$39.87	$29.39
Holders of Record
At January 30, 2015, there were approximately 75 stockholders of record of our common stock, and the closing price per share of our common stock was $41.69. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have never declared or paid cash dividends on our common stock. Because we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the near future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about the repurchase of our common stock for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 — October 31
From employees (1)	—	—	—	—
Repurchase program (2)	182,300	$35.06	182,300	$170,745
November 1 — November 30
From employees (1)	32,398	$35.65	—	—
Repurchase program (2)	221,800	$36.04	221,800	$162,751
December 1 — December 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$162,751
Total	436,498	$35.60	404,100
____________

(1)	The repurchases from employees represent shares cancelled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
We repurchased shares in the fourth quarter of 2014 under our ongoing stock repurchase program. This program does not have a specific expiration date and authorizes repurchases in the open market. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of our outstanding common stock, with such authorizations aggregating to $300 million. As of December 31, 2014, we had $162.8 million remaining under the program for future share repurchases. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under the our stock repurchase program. Subsequently in February 2015, we entered into separate accelerated stock repurchase ("ASR") agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The final number of shares to be repurchased will be based on our volume-weighted average stock price less an agreed upon discount during the term of the transactions. This final settlement of shares is expected to occur no later than the second quarter of 2015. We currently intend to utilize the $200 million authorization remaining after the ASR to repurchase shares of our outstanding common stock in the second half of 2015. For further information about the ASR, see the Note 20. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. For further information about our stock repurchase program, see the subsection Stock Repurchase Plan in Note 7. Stockholders' Equity of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Five-Year Performance Graph: 2010-2014
The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Informatica under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to stockholders of Informatica's common stock with the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ U.S. Benchmark Computer Services TR Index.
The graph assumes that $100 was invested on January 1, 2010 in Informatica's common stock and in each of the indices discussed above, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

250
200
150
100
50
0
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Nasdaq US
Nasdaq US Benchmark Computer Services Index
Informatica Corporation

ITEM 6.  SELECTED FINANCIAL DATA
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Report. The selected consolidated statements of income data and consolidated balance sheet data as of and for each of the five years in the period ended December 31, 2014, have been derived from our audited consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Selected Consolidated Statements of Income Data:
Revenues:
Software	$457,364	$413,738	$350,175	$372,229	$307,113
Service	590,590	534,433	461,396	411,550	342,963
Total revenues	1,047,954	948,171	811,571	783,779	650,076
Cost of revenues:
Software	13,048	9,838	7,844	8,121	6,526
Service	171,657	149,136	122,798	115,831	98,561
Amortization of acquired technology	13,141	22,307	21,980	19,503	13,342
Total cost of revenues	197,846	181,281	152,622	143,455	118,429
Gross profit	850,108	766,890	658,949	640,324	531,647
Operating expenses:
Research and development	193,866	165,875	143,607	132,528	106,043
Sales and marketing	397,024	374,315	305,682	278,073	245,498
General and administrative	82,684	77,641	63,616	57,373	46,273
Amortization of intangible assets	5,943	7,729	6,578	7,717	9,539
Facilities restructuring and facility lease termination costs (benefit), net	—	—	710	(1,094)	1,133
Acquisitions and other charges	1,103	2,467	2,797	1,029	1,326
Total operating expenses	680,620	628,027	522,990	475,626	409,812
Income from operations	169,488	138,863	135,959	164,698	121,835
Interest and other income (expense), net	805	1,859	1,808	1,930	(686)
Income before income taxes	170,293	140,722	137,767	166,628	121,149
Income tax provision	56,206	54,327	44,585	49,133	34,825
Net income	$114,087	$86,395	$93,182	$117,495	$86,324
Basic net income per common share	$1.04	$0.80	$0.86	$1.13	$0.93
Diluted net income per common share	$1.03	$0.78	$0.83	$1.05	$0.83
Shares used in computing basic net income per common share	109,199	108,146	107,874	103,956	92,361
Shares used in computing diluted net income per common share	110,960	111,394	112,089	112,540	109,083

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$368,531	$297,818	$190,127	$316,835	$208,899
Short-term investments	$353,130	$379,616	$345,478	$285,579	$262,047
Working capital	$537,740	$505,386	$389,534	$469,861	$169,253
Total assets	$1,829,586	$1,723,021	$1,512,217	$1,380,748	$1,189,641
Total Informatica Corporation stockholders’ equity	$1,288,951	$1,235,750	$1,103,105	$992,203	$644,982

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to new product introductions, software revenues, service revenues, international revenues, potential future revenues, cost of software revenues, cost of service revenues, amortization of acquired technology, operating expenses, amortization of intangible assets, the sufficiency of our cash balances and cash flows for the next 12 months, our stock repurchase programs, investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies, the impact of recent changes in accounting standards, market risk sensitive instruments, contractual obligations, and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth in this Report under Part I, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Report are made as of the date of the filing of this Report, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in Part II, Item 8 of this Report.
Overview
We are the leading independent provider of enterprise data integration software and services. We believe data is one of an organization’s most strategic assets, and our solutions enable a wide variety of complex, enterprise-wide data integration initiatives. Our diverse product portfolio centers on data: we offer a variety of solutions, both on-premise and in the cloud, for data integration, data quality, big data, master data management (MDM), data security, data exchange, and data preparation, among others.
We generate revenues from the sale of software and services. We receive software revenues from licensing our products under perpetual licenses directly to end users and indirectly through our partners. We also receive an increasing amount of software revenues from our customers and partners under subscription-based licenses for a variety of our cloud and data-as-a-service offerings. We receive service revenues from maintenance and support services, and professional services, consisting of consulting and education services, that we perform for customers that license our products either directly or indirectly. Historically, purchasing patterns in the software industry have followed quarterly and seasonal trends that we expect to continue. We typically receive a substantial portion of our new license orders in the last month of each quarter and sometimes in the last few weeks or days of each quarter, though such fluctuations are mitigated somewhat by recognition of backlog orders. Moreover, demand for our software products and services is generally highest in the fourth quarter and lowest in the first quarter of each year.
We license our software and provide services to end-user customers in a wide variety of industries located in over 80 countries, including automotive, energy and utilities, entertainment/media, financial services, healthcare, insurance, manufacturing, public sector, retail, services, technology, telecommunications, and travel/transportation. In 2014, our largest vertical industry sectors for new license orders were financial services, healthcare and the public sector. Approximately 66% and 68% of our total revenue in 2014 and 2013, respectively, was from North America, which includes the U.S. and Canada. Historically, most of our international revenue has been generated in Europe, the Middle East and Africa (EMEA). On occasion, foreign currency exchange rates have been particularly volatile and have affected our financial results. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term, and we expect current exchange rate conditions to adversely impact our revenue growth for the first quarter and full year of 2015. Our strategic partners include systems integrators, resellers and distributors, original equipment manufacturers (OEMs), and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors.
Our total revenues for 2014 and 2013 were approximately $1.048 billion and $948.2 million, respectively, representing year-over-year growth of 11%. Our software revenues increased by 11% from $413.7 million in 2013 to $457.4 million in 2014, due to a 6% increase in license revenues and a 49% increase in subscription revenues. Service revenues increased by 11% from $534.4 million to $590.6 million, due to a 12% growth in maintenance revenues and a 7% increase in consulting and education services. For 2014 and 2013, our income from operations calculated in accordance with U.S. generally accepted accounting principles (GAAP) was $169.5 million and $138.9 million, respectively. Our non-GAAP income from operations was $249.0 million and $233.0 million in 2014 and 2013, respectively. For 2014 and 2013, our GAAP net income was $114.1 million and $86.4 million, respectively. Our non-GAAP net income was $176.9 million and $160.7 million in 2014 and 2013, respectively. See the below for a reconciliation of GAAP to non-GAAP financial measures.
We believe that recent trends in technology are enhancing our growth opportunities. In particular, the continued adoption of cloud services, the diversity of customer, social and mobile interaction data, the richness of big data and the vulnerabilities in securing data are redefining business computing. We are focused on four distinct market opportunities for long-term growth aligned with these trends: cloud integration, MDM, data integration for next-generation analytics and data security. Our growth strategies include expanding to more cloud ecosystems and delivering more types of cloud services; offering more MDM solutions for critical business priorities, the cloud and big data; delivering more productivity tools for big data for IT developers and more data preparation capabilities for business users; and to secure more types of data and offer innovative security intelligence capabilities. Recently, we launched Informatica Rev to empower business users to be self-sufficient in data integration and preparation for analytics, and in 2015 we plan to release Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.
We are continuing to evolve our business model to increase subscription revenue and aggressively investing in our go-to-market strategies for our newer products, while remaining committed to delivering innovative solutions. We will offer our newer products, such as Informatica Rev and Secure@Source, as well as innovations in Informatica Cloud, on a subscription basis. We will continue to offer our established on-premise products as licensed software. In addition, we intend to significantly expand our subscription sales force and increase sales specialist staffing and marketing efforts.
While we believe that these recent technological trends and growth strategies will present significant opportunities, they also pose significant challenges and risks. Key factors that we believe affect our ability to achieve our strategic plans and grow our business include, among others:

•
competing effectively, particularly on the basis of functionality and price, against a variety of different vendors offering existing data integration software products, vendors of new and emerging technologies, and hand-coded, custom-built data integration solutions;

•
introducing new products and services and enhancements to existing products and services on a regular basis, including integrating acquired products and services, to address the needs of our customers and to respond to rapid technological changes;

•
accurately forecasting sales and trends in our business, including the quality and timing of sales pipeline generation, the size of our sales pipeline and the conversion of the sales pipeline into actual sales, and the length of our sales cycle;

•	attracting, training and retaining our key personnel, especially our sales force, as well as maintaining appropriate levels of sales force productivity and turnover rates; and

•	continuing to evolve our strategy and business model for our subscription offerings.
Furthermore, we continue to invest in our international operations, which involve significant financial and operational risks including exposure to foreign currency exchange rate fluctuations and macroeconomic or geopolitical conditions.
To address these key factors, and other challenges and risks, we focus on a number of actions, including devoting significant resources to the research and development of products and services; broadening our distribution capability worldwide; enabling our sales force and distribution channel, including by investing in training programs and new product functionalities, key differentiators, and key business values; aligning our worldwide field and marketing operations with company-wide initiatives; implementing pipeline generation and pipeline management initiatives and more rigorous sales planning and processes; strengthening our strategic partnerships; and strategic acquisitions of complementary businesses, products, and technologies. If we are unable to execute these actions or otherwise successfully address any significant challenges and risks, we may not be able to continue to grow our business or achieve our long-term growth plans.
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
Revenue Recognition
The basis for recognizing our revenue is determined by ASC 985-605, Software Revenue Recognition, ASC 605-25, Multiple Element Arrangements, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, and the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition, which is discussed in the subsection Revenue Recognition in Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. The accounting rules related to revenue recognition are complex and require management to make significant judgments.
We derive revenues from sales of software licenses, subscription-based licenses for a variety of cloud and data-as-a-service offerings, maintenance and support services (which entitle the customer to receive product support and unspecified software updates), and professional services, consisting of consulting and education services. We recognize revenue applying the basic revenue recognition criteria when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. In applying these criteria to sales transactions, we must exercise judgment and use estimates to determine the amount of software and services revenue to be recognized at each period.
We enter into multiple element arrangements that contain software and software-related elements, such as software licenses, subscription-based licenses for data-as-a-service offerings, maintenance and support, consulting, and education services. We use the residual method to allocate revenue to the software license and recognize license revenue upon delivery when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements of the arrangement. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed. We are required to exercise judgment in determining if VSOE exists for each undelivered element.
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
Subscription revenues, primarily consisting of revenues from customers and partners under subscription-based licenses for a variety of cloud, and data-as-a-service offerings, are recognized ratably over the subscription term.

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
Accounting for Impairment of Goodwill and Intangible Assets
We assess goodwill for impairment annually on October 31 of each year and whenever an event or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We test goodwill using the two-step process in accordance with ASC 350, Intangibles - Goodwill and Other. In the first step, we compare the carrying amount of the reporting unit to the fair value based on quoted market prices of our common stock. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill, as defined by ASC 350, to its carrying amount to determine the amount of impairment loss, if any. We performed our annual goodwill impairment tests on October 31, 2014, 2013, and 2012 and concluded that there was no impairment.
We evaluate intangible assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. We measure any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. We did not recognize any impairment charges of intangible assets in 2014, 2013, and 2012.
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
Stock-based Compensation
We account for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs"), and stock purchased under our Employee Stock Purchase Plan ("ESPP"). Stock-based compensation expense is measured at the grant date based on the fair value of the awards. Stock-based compensation expense for stock options and RSUs is recognized as an expense ratably on a straight line basis over its requisite service period. Stock-based compensation for PRSUs is recognized as an expense using the accelerated method which recognizes a larger portion of the expense during the beginning of the requisite service period than in the end of the requisite service period. It requires a certain amount of judgment to select the appropriate fair value model and calculate the fair value of stock-based awards, including estimating stock price volatility and expected life. Further, estimates of forfeiture rates could impact stock-based compensation expense from one period to the next.
We have estimated the expected volatility as an input into the Black-Scholes-Merton valuation formula when assessing the fair value of options granted. Our current estimate of volatility is based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent that the volatility rate in our stock price increases in the future, our estimates of the fair value of options granted will increase accordingly. We derived our expected life of the options that we granted in 2014 from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises and cancellations for vested and unvested options that remain outstanding. In addition, we apply an expected forfeiture rate in determining the amount of stock-based compensation. We use historical forfeitures to estimate our future forfeiture rates.
We recognize the stock-based compensation expense for PRSUs by estimating the number of PRSUs that we ultimately expect to vest, which requires that we use judgment to determine the probability of achieving certain performance criteria, as defined in the PRSU agreements. Changes in our estimates related to probability of achieving certain performance criteria and number of PRSUs expected to vest could significantly affect the stock-based compensation expense from one period to the next.
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

Results of Operations
The following table presents certain financial data as a percentage of total revenues:

	Years Ended December 31,
	2014	2013	2012
Revenues:
Software	44%	44%	43%
Service	56	56	57
Total revenues	100	100	100
Cost of revenues:
Software	1	1	1
Service	17	16	15
Amortization of acquired technology	1	2	3
Total cost of revenues	19	19	19
Gross profit	81	81	81
Operating expenses:
Research and development	18	17	17
Sales and marketing	38	40	38
General and administrative	8	8	8
Amortization of intangible assets	1	1	1
Facilities restructuring and facility lease termination costs	—	—	—
Acquisitions and other charges	—	—	—
Total operating expenses	65	66	64
Income from operations	16	15	17
Interest and other income (expense), net	—	—	—
Income before income taxes	16	15	17
Income tax provision	5	6	6
Net income	11%	9%	11%

Revenues
Our total revenues increased to $1.05 billion in 2014 compared to $948.2 million in 2013, and $811.6 million in 2012, representing an increase of $99.8 million (or 11%) in 2014 from 2013 and an increase of $136.6 million (or 17%) in 2013 from 2012. The increase in 2014 from 2013 was primarily due to an increase in license revenues, subscription revenues and maintenance revenues. The increase in license revenues resulted from an increase in the number of transactions in 2014 compared to 2013, offset by a decrease in the average transaction size of license orders. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings, and the maintenance revenues growth was attributable to the increased size of our installed customer base.
The increase in 2013 from 2012 was primarily due to an increase in license revenues resulting from increases in average transaction size and the number of transactions in 2013 as compared to 2012, as well as an increase in maintenance revenues as a result of growth in our installed customer base.
The average transaction amount for orders greater than $100,000 in 2014, including upgrades, for which we charge customers an additional fee, decreased to $468,000 from $484,000 in 2013 and increased from $451,000 in 2012, respectively. The number of transactions greater than $1.0 million increased to 98 in 2014 from 89 in 2013 and 65 in 2012. We offer two types of upgrades to our license products: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.

The following table and discussion compare our revenues for the three years ended December 31, 2014 (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Software revenues:
License	$387,660	$367,074	$320,982	6%	14%
Subscription	69,704	46,664	29,193	49%	60%
Total software revenues	457,364	413,738	350,175	11%	18%
Service revenues:
Maintenance	456,718	409,325	360,769	12%	13%
Consulting and education	133,872	125,108	100,627	7%	24%
Total service revenues	590,590	534,433	461,396	11%	16%
Total revenues	$1,047,954	$948,171	$811,571	11%	17%
Software Revenues
Our software revenues were $457.4 million (or 44% of total revenues) in 2014 compared to $413.7 million (or 44% of total revenues) in 2013, and $350.2 million (or 43% of total revenues) in 2012, representing an increase of $43.6 million (or 11%) in 2014 from 2013, and an increase of $63.6 million (or 18%) in 2013 from 2012.
License Revenues
Our license revenues were $387.7 million (or 37% of total revenues) in 2014 compared to $367.1 million (or 39% of total revenues) in 2013, and $321.0 million (or 40% of total revenues) in 2012, representing an increase of $20.6 million (or 6%) in 2014 from 2013, and an increase of $46.1 million (or 14%) in 2013 from 2012. The increase in license revenues in 2014 from 2013 was primarily due to an increase in the number of transactions in 2014 compared to 2013, offset by a decrease in the average transaction size of license orders. The increase in license revenues in 2013 from 2012 was primarily due to an increase in the number of transactions and the average transaction size of license orders.
We expect our license revenues to increase in absolute amounts in 2015 from the 2014 levels primarily due to broader adoption of our software products. Furthermore, we expect our license revenues to decrease slightly as a percentage of total revenue due to growth in our subscription revenues.
Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and data-as-a-service offerings, increased to $69.7 million (or 7% of total revenues) in 2014 compared to $46.7 million (or 5% of total revenues) in 2013, and $29.2 million (or 4% of total revenues) in 2012. The increases in subscription revenues of $23.0 million (or 49%) in 2014 from 2013, and $17.5 million (or 60%) in 2013 from 2012 were primarily due to an increase in the installed base of subscription customers and higher customer demand.
We expect our subscription revenues to increase in absolute amounts in 2015 from the 2014 levels primarily due to our growing installed customer base. Furthermore, we expect our subscription revenues to increase as a percentage of total revenue due to an anticipated increase in demand for our subscription offerings.
Service Revenues
Our service revenues were $590.6 million (or 56% of total revenues) in 2014 compared to $534.4 million (or 56% of total revenues) in 2013, and $461.4 million (or 57% of total revenues) in 2012, representing growth of $56.2 million (or 11%) in 2014 from 2013, and $73.0 million (or 16%) in 2013 from 2012.

Maintenance Revenues
Maintenance revenues increased to $456.7 million (or 44% of total revenues) in 2014 from $409.3 million (or 43% of total revenues) in 2013, and $360.8 million (or 44% of total revenues) in 2012, representing growth of $47.4 million (or 12%) in 2014 from 2013, and $48.6 million (or 13%) in 2013 from 2012. The increases in maintenance revenues in 2014 and 2013 were primarily due to the increasing size of our installed customer base.
We expect maintenance revenues to increase in absolute amounts in 2015 from the 2014 levels due to our growing installed customer base. Furthermore, we expect maintenance revenues to be relatively consistent with or decrease slightly as a percent of total revenue due to the expected increase in subscription revenues.
Consulting and Education Revenues
Consulting and education revenues increased to $133.9 million (or 13% of total revenues) in 2014 from $125.1 million (or 13% of total revenues) in 2013, and $100.6 million (or 12% of total revenues) in 2012, representing growth of $8.8 million (or 7%) in 2014 from 2013, and $24.5 million (or 24%) in 2013 from 2012. The increases in consulting and education revenues were primarily due to higher customer demand for consulting services, offset by a decrease in education classes offered.
We expect our consulting and education revenues to increase in absolute amounts in 2015 from the 2014 levels due to an anticipated increase in demand for consulting services, and to be relatively consistent as a percentage of total revenues.
International Revenues
Our international revenues were $359.8 million (or 34% of total revenues) in 2014, $305.5 million (or 32% of total revenues) in 2013, and $287.4 million (or 35% of total revenues) in 2012. The increase of $54.3 million (or 18%) in 2014 from 2013 was primarily due to increases in license, maintenance and consulting revenues in Latin America, EMEA and Asia-Pacific, as well as increases in subscription revenues in EMEA due to broader adoption of our software products and an increase in our installed customer base, offset by decreases in education revenue in EMEA due to a decrease in education classes offered. The increase of $18.1 million (or 6%) in 2013 from 2012 was primarily due to increases in maintenance revenues in EMEA, Asia-Pacific and Latin America due to an increase in our installed customer base; increases in consulting revenues in EMEA and Latin America, partially offset by a decrease in Asia-Pacific; and increases in subscription revenues in EMEA and Asia-Pacific due to broader adoption of our software products. Conversely, license revenues decreased in EMEA, partially offset by an increase in Asia-Pacific.
We expect our international revenues as a percentage of total revenues in 2015 to be relatively consistent with the comparable 2014 levels, subject to foreign currency exchange rates. See the Risk Factors in Part I, Item 1A of this Report for further discussion on risks related to fluctuations in foreign currency exchange rates.
Potential Future Revenues (New Orders, Backlog, and Deferred Revenues)
Our potential future revenues include backlog consisting primarily of (1) product orders (primarily perpetual licenses) that have not shipped as of the end of a given quarter, (2) product orders received from certain distributors, resellers, OEMs, and end users not included in deferred revenues, where revenue is recognized after cash receipt (collectively (1) and (2) above are referred as “aggregate backlog”), and (3) deferred revenues. Our deferred revenues consist primarily of the following: (1) maintenance revenues that we recognize over the term of the contract, typically one year, (2) subscription offerings that are recognized over the period of performance as services are provided, (3) license product orders that have shipped but where the terms of the license agreement contain acceptance language or other terms that require that the license revenues be deferred until all revenue recognition criteria are met or recognized ratably over an extended period, and (4) consulting and education services revenues that have been prepaid but for which services have not yet been performed.
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at December 31, 2014 were approximately $374.9 million compared to $343.2 million at December 31, 2013. The increase in 2014 was primarily due to an increase in deferred maintenance revenues and deferred subscription revenues. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.

Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Cost of software revenues	$13,048	$9,838	$7,844	33%	25%
Cost of service revenues	171,657	149,136	122,798	15%	21%
Amortization of acquired technology	13,141	22,307	21,980	(41)%	1%
Total cost of revenues	$197,846	$181,281	$152,622	9%	19%
Cost of software revenues, as a percentage of software revenues	3%	2%	2%	1%	—%
Cost of service revenues, as a percentage of service revenues	29%	28%	27%	1%	1%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities and other vendors that provide content for our data-as-a-service offerings. Cost of software revenues was $13.0 million (or 3% of software revenues) in 2014, $9.8 million (or 2% of software revenues) in 2013, and $7.8 million (or 2% of software revenues) in 2012. The increase of $3.2 million (or 33%) in 2014 from 2013 was primarily due to a $3.1 million increase in software royalties and a $0.1 million increase in fees paid to third party vendors for hosting services in 2014 compared to 2013.
The increase of $2.0 million (or 25%) in 2013 from 2012 was primarily due to a $1.1 million increase in software royalties and a $0.9 million increase in fees paid to third party vendors for hosting services in 2013 compared to 2012.
We expect that our cost of software revenues as a percentage of software revenues in 2015 to be relatively consistent with 2014 levels.
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
Cost of service revenues was $171.7 million (or 29% of service revenues) in 2014, $149.1 million (or 28% of service revenues) in 2013, and $122.8 million (or 27% of service revenues) in 2012. The increase of $22.5 million (or 15%) in 2014 from 2013 was primarily due to an $11.0 million increase in personnel related costs (including stock-based compensation), an $8.3 million increase in subcontractor services, and a $3.2 million increase in general overhead costs.
The increase of $26.3 million (or 21%) in 2013 from 2012 was primarily due to a $17.8 million increase in personnel related costs (including stock-based compensation), a $7.1 million increase in subcontractor services, and a $1.4 million increase in general overhead costs.
We expect that our cost of service revenues, in absolute dollars, to increase in 2015 from the 2014 levels, mainly due to headcount increases to support and deliver increased service revenues. We expect, however, the cost of service revenues as a percentage of service revenues in 2015 to remain relatively consistent with 2014 levels.

Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Amortization of acquired technology	$13,141	$22,307	$21,980	(41)%	1%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology totaled $13.1 million, $22.3 million, and $22.0 million in 2014, 2013, and 2012, respectively. The $9.2 million (or 41%) decrease in 2014 from 2013 was primarily due to a $6.5 million decrease in amortization of certain acquired technologies that were fully amortized in 2013 and during 2014, and a $2.8 million decrease in amortization of certain acquired technologies which were amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up after the technology is first acquired. These decreases were partially offset by amortization related to technologies acquired in 2014.
We expect the amortization of acquired technology to be approximately $10.4 million in 2015 before the effect of any potential future acquisitions subsequent to December 31, 2014.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Research and development	$193,866	$165,875	$143,607	17%	16%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses were $193.9 million (or 18% of total revenues), $165.9 million (or 17% of total revenues), and $143.6 million (or 17% of total revenues) for the years ended December 31, 2014, 2013, and 2012, respectively. All software development costs have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $28.0 million (or 17%) increase in 2014 from 2013 was primarily due to a $24.7 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $3.3 million increase in general overhead costs. Research and development headcount increased from 1,086 at the end of 2013 to 1,237 at the end of 2014. A portion of the $24.7 million increase is related to investments in our new products, Informatica Rev and Secure@Source.
The $22.3 million (or 16%) increase in 2013 from 2012 was primarily due to a $18.6 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $3.7 million increase in general overhead costs.
We expect research and development expenses as a percentage of total revenues in 2015 to be relatively consistent with, or increase slightly from, the comparable 2014 levels.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Sales and marketing	$397,024	$374,315	$305,682	6%	22%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses were $397.0 million (or 38% of total revenues), $374.3 million (or 40% of total revenues), and $305.7 million (or 38% of total revenues) for 2014, 2013, and 2012, respectively.
The $22.7 million (or 6%) increase from 2013 to 2014 was primarily due to a $17.5 million increase in personnel-related costs, a $2.7 million increase in general overhead costs, and a $2.5 million increase in outside services. Personnel-related costs include salaries, employee benefits, sales commissions, and stock-based compensation. Sales and marketing headcount increased from 1,060 at the end of 2013 to 1,183 at the end of 2014.
The $68.6 million (or 22%) increase from 2012 to 2013 was primarily due to a $61.5 million increase in personnel-related costs, a $5.0 million increase in general overhead costs, and a $2.1 million increase in outside services. Personnel-related costs include salaries, employee benefits, sales commissions, and stock-based compensation. Sales and marketing headcount increased from 968 at the end of 2012 to 1,060 at the end of 2013.
We expect sales and marketing expenses as a percentage of total revenues in 2015 to be relatively consistent with, or increase slightly from, 2014 levels. The sales and marketing expenses as a percentage of total revenues may fluctuate from one period to the next due to the timing of hiring new sales and marketing personnel, our spending on marketing programs, and the level of the commission expenditures, in each period.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
General and administrative	$82,684	$77,641	$63,616	6%	22%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses were $82.7 million (or 8% of total revenues), $77.6 million (or 8% of total revenues), and $63.6 million (or 8% of total revenues) for the years ended December 31, 2014, 2013, and 2012, respectively.
General and administrative expenses increased by $5.0 million (or 6%) in 2014 from 2013 due to a $6.3 million increase in personnel-related costs (including stock-based compensation) and a $0.9 million increase in outside services, partially offset by a $2.2 million decrease in facilities related expenses primarily related to the corporate headquarters move that was completed in September 2013. The increase in personnel-related costs of $6.3 million was due to headcount growth in 2014 from 2013 and an increase of $0.8 million in stock-based compensation. General and administrative headcount increased from 378 at the end of 2013 as compared to 418 at the end of 2014.
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

We expect general and administrative expenses as a percentage of total revenues in 2015 to be relatively consistent with the 2014 levels.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Amortization of intangible assets	$5,943	$7,729	$6,578	(23)%	17%
Amortization of intangible assets is the amortization of customer relationships and vendor relationships acquired, trade names, covenants not to compete, and patents through prior business acquisitions. Amortization of intangible assets was $5.9 million (or 1% of total revenues), $7.7 million (or 1% of total revenues), and $6.6 million (or 1% of total revenues) for the years ended December 31, 2014, 2013, and 2012, respectively.
The decrease of $1.8 million (or 23%) in 2014 in amortization of intangible assets compared to 2013 was primarily due to a $1.6 million decrease in amortization of certain intangibles which were fully amortized in 2013 and during 2014 and a $1.4 million decrease in amortization of certain intangibles which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up after the intangible assets are first acquired. They were partially offset by a $1.2 million increase in amortization of intangible assets from the acquisition of StrikeIron in 2014. The increase of $1.2 million (or 17%) in 2013 in amortization of intangible assets compared to 2012 was primarily due to increases in amortization of intangible assets from the acquisitions of Heiler Software in late 2012 and Active Endpoints in 2013.
We expect amortization of the remaining intangible assets to be approximately $4.3 million in 2015, before the impact of any amortization for any possible intangible assets acquired as part of any potential future acquisitions.
Facilities Restructuring and Facility Lease Termination Costs, Net
The following table sets forth, for the periods indicated, our facilities restructuring and facility lease termination costs, net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Facilities restructuring and facility lease termination costs, net	$—	$—	$710	—%	(100)%
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

Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Acquisitions and other charges	$1,103	$2,467	$2,797	(55)%	(12)%
In 2014, acquisition and other charges of $1.1 million primarily consisted of legal, accounting, tax, bankers' and other professional service fees.
In 2013, acquisition and other charges of $2.5 million primarily consisted of $2.9 million in charges for legal, accounting, tax, bankers' and other professional services fees, and $1.2 million of severance liabilities to former employees of acquirees. This was partially offset by $1.6 million net benefit for earn-out related adjustments and accretion charges associated with prior acquisitions.
Interest and Other Expense, Net
The following table sets forth, for the periods indicated, our interest and other expense, net (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Interest income	$4,646	$3,486	$3,993	33%	(13)%
Interest expense	(487)	(462)	(497)	5%	(7)%
Other expense, net	(3,354)	(1,165)	(1,688)	(188)%	31%
Interest and other expense, net	$805	$1,859	$1,808	(57)%	3%
Interest and other expense, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expenses. Interest and other expense, net were $0.8 million, $1.9 million, and $1.8 million in 2014, 2013, and 2012, respectively. The decrease in income of $1.1 million (or 57%) in 2014 from 2013 was primarily due to a $2.0 million realized loss on investment in equity interest in 2014 and a $0.2 million increase in foreign exchange losses. These amounts were partially offset by a $1.2 million increase in interest income due to higher cash and investment balances.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

				Percentage Change
	Years Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
Income tax provision	$56,206	$54,327	$44,585	3%	22%
Effective tax rate	33%	39%	32%	(6)%	7%
Our effective tax rates were 33%, 39%, and 32% for 2014, 2013, and 2012, respectively. The effective tax rate of 33% for 2014 was lower than the federal statutory rate of 35% primarily due to the benefits of foreign earnings in lower-tax jurisdictions, the domestic manufacturing deduction pursuant to Section 199 of Internal Revenue Code, and federal research and development credits, partially offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. In December 2014, the federal research and development credit was reinstated retroactively to January 1, 2014. Due to the timing of the enactment, we recognized the entire federal research and development credit benefit for the year in the fourth quarter of 2014.
The higher tax rate for 2013 was primarily attributable to non-deductible stock-based compensation, state income taxes, the accrual of reserves related to uncertain tax positions and acquisition integration-related income tax expenses resulted in higher taxes in our foreign earnings partially offset by the domestic manufacturing deduction and the recognition of the 2012 and 2013 federal research and development credits.
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
We are a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This fact causes our effective tax rate to be sensitive to our geographic mix of earnings. A significant portion of our foreign earnings for the current year were earned by the Netherlands and other European subsidiaries. Our results of operations will continue to be adversely affected to the extent that our geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. Any change in our mix of earnings is dependent upon many factors and is therefore difficult to predict.
Our effective tax rate in 2015 will be highly dependent on the result of our global operations, the execution of business combinations, the outcome of various tax audits and any changes in applicable tax laws. For example, our effective tax rate has historically benefited from the federal research and development tax credit. Further, the geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries.
Non-GAAP Financial Measures
To supplement Informatica's condensed consolidated financial statements prepared and presented on a GAAP basis, Informatica uses non-GAAP financial measures of income from operations, percentage of income from operations to total revenues, net income and net income per share. These measures are adjusted from income from operations, percentage of income from operations to total revenues, net income or net income per share prepared in accordance with GAAP to exclude the charges and expenses discussed above. The presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for, or superior to, income from operations, net income or net income per share prepared in accordance with GAAP. For the years ended December 31, 2014, 2013, and 2012, the GAAP and non-GAAP financial measures were as follows (in thousands, except for percentages and per share amounts):

	Years Ended December 31,
	2014	2013	2012
	(Unaudited)
Income from operations	$169,488	$138,863	$135,959
Non-GAAP income from operations	$249,037	$232,979	$212,329
Percentage of income from operations to total revenues	16%	15%	17%
Non-GAAP percentage of income from operations to total revenues	24%	25%	26%
Net income	$114,087	$86,395	$93,182
Non-GAAP net income	$176,932	$160,746	$147,145
Diluted net income per share	$1.03	$0.78	$0.83
Non-GAAP diluted net income per share	$1.59	$1.44	$1.31
We believe the disclosure of such non-GAAP financial measures is appropriate to enhance an overall understanding of its financial performance, its financial and operational decision making and as a means to evaluate period to period comparisons. These adjustments to the Company's GAAP results are made with the intent of providing both management and investors a more complete understanding of the Company's performance, by excluding certain expenses and expenditures, such as non-cash charges and discrete charges that are infrequent in nature, that may not be indicative of its underlying operating results. In addition, we believe that these non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used by management as a basis for its financial and operational decision making. We believe that the disclosure of these non-GAAP financial measures provides consistency and comparability of its recent financial results with its historical financial results, as well as to the operating results of other companies in our industry, many of which present non-GAAP financial measures to investors. In addition, we believe that both management and investors benefit from referring to these non-GAAP financial measures when planning, analyzing and forecasting future periods.
There are limitations in using non-GAAP financial measures because non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting, may have a material impact on our reported financial results, and exclude some recurring expenses, particularly stock-based compensation. We believe that stock-based compensation will continue to be a significant recurring expense for the foreseeable future and such stock-based compensation is an important part of our employees' compensation, which can impact their performance. Our non-GAAP financial measures may differ from those of other companies in our industry due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Furthermore, the items we exclude in our non-GAAP financial measures may differ from the components our peer companies exclude when they report their non-GAAP measures. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management about which charges are excluded from the non-GAAP financial measures. Management compensates for these limitations by providing specific information regarding the GAAP amounts excluded from non-GAAP measures and evaluating non-GAAP measures together with the corresponding measures calculated in accordance with GAAP.
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
The following tables are a reconciliation of our non-GAAP financial measures to their most directly comparable GAAP measure (in thousands, except percentages):

	Years Ended December 31,
	2014	2013	2012
	(Unaudited)
Total revenues	$1,047,954	$948,171	$811,571

Income from operations	$169,488	$138,863	$135,959

Percentage of income from operations to total revenues	16%	15%	17%

Plus:
Amortization of acquired technology	13,141	22,307	21,980
Amortization of intangible assets	5,943	7,729	6,578
Facilities restructuring and facility lease termination costs	—	—	710
Pre-occupancy building operating expense	—	4,409	1,502
Acquisitions and other charges	1,103	2,467	2,797
Stock-based compensation	59,362	57,204	42,803
Non-GAAP income from operations	$249,037	$232,979	$212,329

Non-GAAP percentage of income from operations to total revenues	24%	25%	26%

	Years Ended December 31,
	2014	2013	2012
	(Unaudited)
Net income	$114,087	$86,395	$93,182

Plus:
Amortization of acquired technology	13,141	22,307	21,980
Amortization of intangible assets	5,943	7,729	6,578
Facilities restructuring and facility lease termination costs	—	—	710
Pre-occupancy building operating expense	—	4,409	1,502
Acquisitions and other charges	1,103	2,467	2,797
Stock-based compensation	59,362	57,204	42,803
Loss on investment in equity interest	1,998	—	—
Income tax adjustments	(18,702)	(19,765)	(22,407)
Non-GAAP net income	$176,932	$160,746	$147,145

Diluted net income per share:
Diluted GAAP net income per share	$1.03	$0.78	$0.83
Plus:
Amortization of acquired technology	0.12	0.20	0.20
Amortization of intangible assets	0.05	0.07	0.06
Facilities restructuring and facility lease termination costs	—	—	0.01
Pre-occupancy building operating expense	—	0.04	0.01
Acquisitions and other charges	0.01	0.02	0.02
Stock-based compensation	0.53	0.51	0.38
Loss on investment in equity interest	0.02	—	—
Income tax adjustments	(0.17)	(0.18)	(0.20)
Diluted Non-GAAP net income per share	$1.59	$1.44	$1.31
Our non-GAAP financial measures may exclude items such as the following:
Amortization of acquired technology and intangible assets. We incur amortization of acquired technology and intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of acquired technology and intangible assets is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Investors should note that the use of acquired technology and intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of purchased intangible assets will recur in future periods.
Facilities restructuring and facility lease termination costs. In 2012, we recorded net facilities restructuring and facility lease termination costs of $0.7 million for accretion charges related to the 2004 Restructuring Plan and an expense related to the net cost to settle an existing lease obligation, partially offset by a benefit as a result of the reversal of the existing accrued facilities restructuring liability. There were no further activities after the first quarter of 2012.
Pre-occupancy building operating expense. We exclude expense from operating current headquarters buildings purchased in February 2012 prior to occupancy in September 2013.
Acquisition and other charges. We exclude certain expense items resulting from acquisitions including the following, when applicable: (1) legal, accounting, tax, bankers' and other professional service fees to the extent associated with acquisitions; and (ii) changes in fair value and other adjustments of contingent consideration, adjustments related to hold-back, and severance liabilities to former employees of acquirees. We consider these adjustments, to some extent, to be unpredictable and dependent on the frequency and size of acquisitions that occur during a given period. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition.

Stock-based compensation. We exclude stock-based compensation expenses from non-GAAP measures primarily because these are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning and forecasting future periods. Moreover, Informatica believes that it enhances comparability with similar companies' operating results by excluding stock compensation in its non-GAAP financial measures because of the different types of stock-based awards that companies may grant and because ASC 718 (“Stock Compensation”) allows companies to use different valuation methodologies and subjective assumptions.
Loss on investment in equity interest. We excluded a realized loss related to an investment in an equity interest.
Income tax adjustments. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily relate to stock-based compensation, amortization of acquired technology and intangible assets, and acquisition and other charges for GAAP and non-GAAP measures.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of December 31, 2014, we had $721.7 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of December 31, 2014, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash.
Approximately 32% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the U.S. and if U.S. tax has not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following table summarizes our cash flows for 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash provided by operating activities	$233,191	$201,150	$200,501
Cash used in investing activities	$(56,036)	$(71,440)	$(290,098)
Cash used in financing activities	$(90,315)	$(23,781)	$(37,784)
Operating Activities:  Cash provided by operating activities in 2014 was $233.2 million, representing an increase of $32.0 million from 2013. This increase resulted primarily from a $27.7 million increase in net income, an $18.3 million increase in adjustments for non-cash expenses, a $4.0 million increase in net cash inflow from accounts payable and other accrued liabilities, and a $1.3 million decrease in net cash outflow from accounts receivable. These were partially offset by a $10.8 million increase in net cash outflow from income taxes payable, a $7.8 million decrease in net cash inflow from deferred revenues and a $0.7 million increase in net cash outflow from prepaid expenses and other assets. We recognized excess tax benefits from stock-based compensation of $3.8 million during the year ended December 31, 2014. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $58.5 million during the year ended December 31, 2014. Our “days sales outstanding” in accounts receivable increased from 67 days at December 31, 2013 to 71 days at December 31, 2014 due to higher amount of billings which occurred toward the end of 2014 compared to 2013.
Cash provided by operating activities in 2013 was $201.2 million, representing an increase of $0.6 million from 2012. This increase resulted primarily from a $24.0 million decrease in net cash outflow from accrued facilities restructuring charges, a $16.1 million increase in net cash inflow from accounts payable and other accrued liabilities, an $11.4 million increase in net cash inflow from deferred revenues and an $8.0 million increase in net cash inflow from income taxes payable. These were partially offset by a $40.7 million increase in net cash outflow from accounts receivable, a $10.2 million decrease in net cash inflow from prepaid expenses and other assets, a $6.8 million decrease in net income, and a $1.2 million decrease in adjustments for non-cash expenses. We recognized excess tax benefits from stock-based compensation of $27.5 million during the year ended December 31, 2013. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $42.7 million during the year ended December 31, 2013. Our “days sales outstanding” in accounts receivable was 67 days at both December 31, 2013 and December 31, 2012.
Cash provided by operating activities in 2012 was $200.5 million, representing an increase of $26.0 million from 2011. This increase resulted primarily from a $37.0 million increase in net cash inflow from accounts receivable, a $30.8 million increase in net cash inflow from prepaid expenses and other assets, a $14.6 million increase in adjustments for non-cash expenses, and a $0.3 million increase in net cash inflow from deferred revenues. These were partially offset by a $24.3 million decrease in net income, an $11.5 million increase in net cash outflow from accounts payable and other accrued liabilities, an $11.3 million decrease in net cash inflow from income taxes payable, and a $9.6 million increase in net cash outflow from accrued facilities restructuring charges. We recognized excess tax benefits from stock-based compensation of $17.0 million during the year ended December 31, 2012. This amount is recorded as a use of cash in operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $31.2 million during the year ended December 31, 2012. Our “days sales outstanding” in accounts receivable decreased from 71 days at December 31, 2011 to 67 days at December 31, 2012 due to stronger collections in the fourth quarter of 2012, compared to 2011.
Investing Activities:  Net cash used in investing activities was $56.0 million in 2014 due to $260.9 million of purchases of investments; $54.6 million and $4.0 million, net of cash acquired, used to acquire StrikeIron and Proact, respectively; $21.0 million in purchases of property and equipment; $0.3 million in purchase of an investment in equity interest; and $0.3 million payment to license patents. These cash outflows were partially offset by the maturities of investments of $221.0 million and sales of investments of $64.1 million.
Certain reclassifications have been made within the consolidated statement of cash flows to conform to the current year presentation. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report for more information.
Net cash used in investing activities was $71.4 million in 2013 due to $367.8 million of purchases of investments, $26.5 million in purchases of property and equipment; $7.5 million used for acquisitions of businesses, net of cash acquired; and $2.4 million used for purchases of an investment in equity interest and developed technology. These amounts were partially offset by cash provided from the maturities of investments of $249.3 million and sales of investments of $83.5 million.
Net cash used in investing activities was $290.1 million in 2012. In February 2012, we purchased the property associated with our former corporate headquarters located in Redwood City, California, for approximately $148.6 million in cash, of which $127.5 million was capitalized under property and equipment in the consolidated balance sheet, and approximately $21.2 million was recorded in our consolidated statement of income as the net cost to terminate the facility lease. We relocated our corporate headquarters to the purchased property in the third quarter of 2013. We also used cash in purchases of investments of $266.1 million and acquisitions of businesses of $90.5 million, net of cash acquired. These amounts were partially offset by cash provided from the maturities of investments of $199.5 million and sales of investments of $8.9 million.
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
In June 2014, we acquired StrikeIron for approximately $54.6 million in cash. Approximately $8.3 million of the consideration otherwise payable to former StrikeIron stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The escrow will remain in place until September 2015.

In February 2013, we acquired Active Endpoints for approximately $10.0 million in cash. Approximately $1.5 million of the consideration otherwise payable to former Active Endpoints stockholders was placed into an escrow and held as partial security for certain indemnification obligations. The entire escrow fund was released in the second quarter of 2014.

In 2012, we completed a takeover offer and acquired a majority interest in Heiler Software for an aggregate amount of $82.1 million, net of cash acquired. As of December 31, 2012, we held approximately 97.7% of the outstanding shares of Heiler Software. The squeeze-out of the remaining shareholders of Heiler Software was effective in the second quarter of 2013, increasing our ownership of Heiler Software to 100 percent. Also in 2012, we acquired DataScout Solutions Group Limited and TierData, Inc. for an aggregate amount of $8.4 million, net of cash acquired. Approximately $1.4 million of the consideration otherwise payable to former Data Scout shareholders was held as partial security for certain indemnification obligations, and was subsequently released in the first quarter of 2014. Approximately $1.4 million of the consideration otherwise payable to former TierData stockholders was held as partial security for certain indemnification obligations, and was subsequently released in the first quarter of 2014.
In 2010, we made a $1.5 million investment in a privately-held company, and from 2011 to 2012, we made additional investments in that company of $0.6 million. During 2014, we realized a loss of $2.0 million on investment in that company. During 2013, we made a $2.0 million investment in another privately-held company and an additional investment of $0.3 million in that company in 2014. The carrying value of these investments was $2.3 million at December 31, 2014.
Financing Activities: Net cash used in financing activities in 2014 was $90.3 million due to repurchases and retirement of our common stock of $141.2 million, withholding taxes for restricted stock units net share settlement of $7.9 million, payment of contingent consideration in connection with acquisitions of $3.1 million, and payment of issuance costs on our credit facility of $0.9 million. These amounts were partially offset by $59.0 million of proceeds received from the issuance of common stock to option holders and participants of our ESPP program and $3.8 million of excess tax benefits from stock-based compensation.
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
Our Board of Directors has approved a stock repurchase program for the repurchase of our common stock. Purchases can be made from time to time in the open market and will be funded from our available cash. The primary purpose of these programs is to enhance shareholder value, including to partially offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of purchases are based on several factors, including the price of our common stock, our liquidity and working capital needs, general business and market conditions, and other investment opportunities. The repurchased shares are retired and reclassified as authorized and unissued shares of common stock. We may continue to repurchase shares from time to time, as determined by management as authorized by the Board of Directors. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of our outstanding common stock, with such authorizations aggregating to $300 million. As of December 31, 2014, $162.8 million remained available for share repurchases under this program. In January 2015, we announced that the Board of Directors approved an additional of $337 million to augment its existing authorization under the Company's stock repurchase program. Subsequently in February 2015, we entered into initiated two separate accelerated stock repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The final number of shares to be repurchased will be based on our volume-weighted average stock price less an agreed upon discount during the term of the transactions. This final settlement of shares is expected to occur no later than the second quarter of 2015. We currently intend to utilize the $200 million authorization remaining after the ASR to repurchase shares of our outstanding common stock in the second half of 2015. For further information about the ASR, see Note 20. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report. See Part II, Item 5 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Credit Agreement
In September 2014, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2019. This Credit Agreement replaces the former agreement that matured on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans up to $10.0 million available on a same day basis and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were borrowed in 2014 and 2013 or outstanding under the Credit Agreement as of December 31, 2014, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of December 31, 2014. For further information, see Note 6. Borrowings of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at December 31, 2014, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	2015	2016 and 2017	2018 and 2019	2020 and Beyond
Operating lease payments	$51,997	$11,709	$18,059	$13,866	$8,363
The above commitment table does not include approximately $30.4 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 12. Income Taxes of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
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
As of December 31, 2014, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense.
The table below presents the notional amounts of the foreign exchange forward contracts that we committed to purchase in 2014 for Indian rupees, which were outstanding as of December 31, 2014 (in thousands):

	Notional Amount Purchased
Functional currency	Foreign Amount	USD Equivalent
Indian rupee	2,974,415	$45,914
	2,974,415	$45,914
When the forecasted transaction occurs, we reclassify the effective portion related gain or loss on the cash flow hedge from accumulated other comprehensive income to cost of service revenues and operating expenditures. If the hedge program becomes ineffective or if the underlying forecasted transaction does not occur for any reason, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive income (loss) to other income (expense) in the consolidated statements of income. For the year-ended December 31, 2014, there was an insignificant amount of gain reclassified into earnings as a result of the discontinuance of cash flow hedges when it was no longer probable that the original forecasted transactions would occur by the end of the originally specified time period.

Balance Sheet Hedge Activities
We also enter into foreign exchange contracts to hedge net monetary assets and liabilities that are denominated in currencies other than the functional currency of our subsidiaries. The notional amounts of foreign currency contracts open at year end in U.S. dollar equivalents were to buy $10.6 million and $2.6 million at December 31, 2014 and 2013, respectively. The notional amounts of foreign currency contracts open at year end in U.S. dollar equivalents were to sell $57.1 million at December 31, 2014. There was no open foreign currency contracts to sell at December 31, 2013. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities.
The table below presents the notional amount of the non-designated foreign currency contracts as of December 31, 2014 (in thousands):

	Foreign Amount		USD Equivalent
Functional currency	Notional Amount Sold	Notional Amount Purchased	Notional Amount Sold	Notional Amount Purchased
Euro	47,196	—	$57,101	$—
Indian rupee	—	688,585	—	10,594
	47,196	688,585	$57,101	$10,594
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
The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Cash equivalents and short-term investments	$368,474	$413,862
Average rate of return	0.5%	0.5%
Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2014, we had net unrealized loss of $0.2 million associated with these securities. If market interest rates were to change immediately and uniformly by 100 basis points from levels as of December 31, 2014, the fair market value of the portfolio would change by approximately $2.5 million. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not necessarily expect to realize an adverse impact on income or cash flows. At this time, we do not expect a significant change in our average rate of return in 2015.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements, and the related notes thereto, of Informatica Corporation and the Reports of Independent Registered Public Accounting Firm are filed as a part of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Informatica Corporation
We have audited Informatica Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Informatica Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Informatica Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Informatica Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Informatica Corporation and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Informatica Corporation
 We have audited the accompanying consolidated balance sheets of Informatica Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Informatica Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Informatica Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
February 26, 2015

INFORMATICA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$368,531	$297,818
Short-term investments	353,130	379,616
Accounts receivable, net of allowances of $3,465 and $4,135, respectively	235,705	204,374
Deferred tax assets	46,867	32,898
Prepaid expenses and other current assets	25,447	34,541
Total current assets	1,029,680	949,247
Property and equipment, net	159,708	157,308
Goodwill	551,196	523,142
Other intangible assets, net	43,161	41,625
Long-term deferred tax assets	32,032	44,865
Other assets	13,809	6,834
Total assets	$1,829,586	$1,723,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,009	$9,257
Accrued liabilities	60,404	54,740
Accrued compensation and related expenses	88,336	80,496
Income taxes payable	6,895	14,184
Deferred revenues	324,296	285,184
Total current liabilities	491,940	443,861
Long-term deferred revenues	14,679	12,938
Long-term income taxes payable	30,350	29,878
Other liabilities	3,666	594
Total liabilities	540,635	487,271
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock, $0.001 par value; 200,000 shares authorized; 108,704 shares and
108,643 shares issued and outstanding at December 31, 2014 and 2013, respectively	109	109
Additional paid-in capital	773,419	805,728
Accumulated other comprehensive loss	(31,789)	(3,212)
Retained earnings	547,212	433,125
Total stockholders’ equity	1,288,951	1,235,750
Total liabilities and stockholders' equity	$1,829,586	$1,723,021
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Software	$457,364	$413,738	$350,175
Service	590,590	534,433	461,396
Total revenues	1,047,954	948,171	811,571
Cost of revenues:
Software	13,048	9,838	7,844
Service	171,657	149,136	122,798
Amortization of acquired technology	13,141	22,307	21,980
Total cost of revenues	197,846	181,281	152,622
Gross profit	850,108	766,890	658,949
Operating expenses:
Research and development	193,866	165,875	143,607
Sales and marketing	397,024	374,315	305,682
General and administrative	82,684	77,641	63,616
Amortization of intangible assets	5,943	7,729	6,578
Facilities restructuring and facility lease termination costs	—	—	710
Acquisitions and other charges	1,103	2,467	2,797
Total operating expenses	680,620	628,027	522,990
Income from operations	169,488	138,863	135,959
Interest income	4,646	3,486	3,993
Interest expense	(487)	(462)	(497)
Other expense, net	(3,354)	(1,165)	(1,688)
Income before income taxes	170,293	140,722	137,767
Income tax provision	56,206	54,327	44,585
Net income	$114,087	$86,395	$93,182
Basic net income per common share	$1.04	$0.80	$0.86
Diluted net income per common share	$1.03	$0.78	$0.83
Shares used in computing basic net income per common share	109,199	108,146	107,874
Shares used in computing diluted net income per common share	110,960	111,394	112,089
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$114,087	$86,395	$93,182
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $664, $(172) and $(144)	(28,433)	5,133	3,363
Available-for-sale investments:
Change in net unrealized gain (loss), net of tax benefit (expense) of $111, $126 and $(244)	(181)	(205)	398
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(7), $16 and $(19)	(11)	26	(31)
Net change, net of tax benefit (expense) of $118, $110 and $(225)	(192)	(179)	367
Cash flow hedges:
Change in unrealized gain (loss), net of tax benefit (expense) of $(483), $794 and $226	787	(1,295)	(368)
Net gain from discontinuance of cash flow hedges, net of tax expense of $(3), $- and $-	6	—	—
Less:
Reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(453), $710 and $865	(739)	1,159	1,410
Reclassification for net gain into earnings related to discontinuance of cash flow hedges, net of tax expense of $(3), $- and $-	(6)	—	—
Net change, net of tax benefit (expense) of $(30), $84 and $(639)	48	(136)	1,042
Total other comprehensive income (loss), net of tax effect	(28,577)	4,818	4,772
Total comprehensive income, net of tax effect	$85,510	$91,213	$97,954
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Informatica Corporation Stockholders' Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balances, December 31, 2011	106,946	$107	$751,350	$(12,802)	$253,548	$992,203	$—	$992,203
Common stock options exercised	1,884	2	25,241	—	—	25,243	—	25,243
Common stock issued under employee stock purchase plan	528	—	16,108	—	—	16,108	—	16,108
Restricted stock units vested	535	—	—	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(157)	—	(6,686)	—	—	(6,686)	—	(6,686)
Stock-based compensation	—	—	42,803	—	—	42,803	—	42,803
Tax benefit of stock-based compensation	—	—	16,463	—	—	16,463	—	16,463
Repurchase and retirement of common stock	(2,435)	(2)	(80,981)	—	—	(80,983)	—	(80,983)
Acquisition	—	—	—	—	—	—	2,418	2,418
Net income	—	—	—	—	93,182	93,182	—	93,182
Other comprehensive income	—	—	—	4,772	—	4,772	—	4,772
Balances, December 31, 2012	107,301	107	764,298	(8,030)	346,730	1,103,105	2,418	1,105,523
Common stock options exercised	2,671	3	40,708	—	—	40,711	—	40,711
Common stock issued under employee stock purchase plan	652	1	17,957	—	—	17,958	—	17,958
Restricted stock units vested	711	—	—	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(204)	—	(7,342)	—	—	(7,342)	—	(7,342)
Stock-based compensation	—	—	56,091	—	—	56,091	—	56,091
Tax benefit of stock-based compensation	—	—	26,082	—	—	26,082	—	26,082
Repurchase and retirement of common stock	(2,488)	(2)	(92,066)	—	—	(92,068)	—	(92,068)
Acquisition	—	—	—	—	—	—	(2,418)	(2,418)
Net income	—	—	—	—	86,395	86,395	—	86,395
Other comprehensive income	—	—	—	4,818	—	4,818	—	4,818
Balances, December 31, 2013	108,643	109	805,728	(3,212)	433,125	1,235,750	—	1,235,750
Common stock options exercised	2,942	3	38,912	—	—	38,915	—	38,915
Common stock issued under employee stock purchase plan	667	1	20,107	—	—	20,108	—	20,108
Restricted stock units vested	743	—	—	—	—	—	—	—
Withholding taxes related to restricted stock units net share settlement	(217)	—	(7,927)	—	—	(7,927)	—	(7,927)
Stock-based compensation	—	—	59,362	—	—	59,362	—	59,362
Tax benefit of stock-based compensation	—	—	(1,520)	—	—	(1,520)	—	(1,520)
Repurchase and retirement of common stock	(4,074)	(4)	(141,243)	—	—	(141,247)	—	(141,247)
Net income	—	—	—	—	114,087	114,087	—	114,087
Other comprehensive income	—	—	—	(28,577)	—	(28,577)	—	(28,577)
Balances, December 31, 2014	108,704	$109	$773,419	$(31,789)	$547,212	$1,288,951	$—	$1,288,951

See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$114,087	$86,395	$93,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,107	14,978	12,284
Stock-based compensation	59,362	57,204	42,803
Deferred income taxes	(1,398)	(24,067)	(4,651)
Tax benefits from stock-based compensation	373	26,082	16,463
Excess tax benefits from stock-based compensation	(3,831)	(27,495)	(17,021)
Amortization of intangible assets and acquired technology	19,084	30,036	28,558
Loss on investment in equity interest	1,998	—	—
Other operating activities, net	—	(352)	(854)
Changes in operating assets and liabilities:
Accounts receivable	(30,721)	(32,009)	8,723
Prepaid expenses and other assets	(233)	418	10,593
Accounts payable	988	979	(1,416)
Accrued expenses and other liabilities	16,900	12,860	(866)
Income taxes payable	(1,292)	9,596	1,553
Accrued facilities restructuring charges	—	—	(23,977)
Deferred revenues	38,767	46,525	35,127
Net cash provided by operating activities	233,191	201,150	200,501
Investing activities:
Purchases of property and equipment	(21,045)	(26,508)	(141,610)
Purchases of investments	(260,933)	(367,834)	(266,088)
Investment in equity interest, net	(282)	(2,001)	(257)
Maturities of investments	220,991	249,294	199,535
Sales of investments	64,147	83,473	8,864
Business acquisitions, net of cash acquired	(58,614)	(7,464)	(90,542)
Purchase of developed technology and patent license	(300)	(400)	—
Net cash used in investing activities	(56,036)	(71,440)	(290,098)
Financing activities:
Net proceeds from issuance of common stock	59,023	58,669	41,351
Repurchases and retirement of common stock	(141,247)	(92,068)	(80,983)
Withholding taxes related to restricted stock units net share settlement	(7,927)	(7,342)	(6,686)
Payment of contingent consideration	(3,061)	(4,170)	(8,050)
Payment of issuance costs on credit facility	(934)	—	—
Excess tax benefits from stock-based compensation	3,831	27,495	17,021
Purchase of acquiree stock and noncontrolling interest	—	(6,365)	(437)
Net cash used in financing activities	(90,315)	(23,781)	(37,784)
Effect of foreign exchange rate changes on cash and cash equivalents	(16,127)	1,762	673
Net increase (decrease) in cash and cash equivalents	70,713	107,691	(126,708)
Cash and cash equivalents at beginning of the year	297,818	190,127	316,835
Cash and cash equivalents at end of the year	$368,531	$297,818	$190,127
Supplemental disclosures:
Income taxes paid, net of refunds	$58,522	$42,717	$31,218
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(192)	$(179)	$367
See accompanying notes to consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Business
Informatica Corporation (“Informatica” or the “Company”) was incorporated in California in February 1993 and reincorporated in Delaware in April 1999. The Company is the leading independent provider of enterprise data integration software and services. The Company's solutions enable a wide variety of complex, enterprise-wide data integration initiatives through technologies including cloud data integration, data quality, big data, master data management, data security, data exchange, and data preparation.
Note 2.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require the Company to make certain estimates, judgments, and assumptions. For example, the Company makes estimates, judgments, and assumptions in determining vendor-specific objective evidence ("VSOE") and, estimated selling price ("ESP") used in revenue recognition, the realizability of deferred tax assets, uncertain tax positions, fair value of acquired tangible and intangible assets and liabilities assumed during acquisitions, the number of reporting segments, the recoverability of intangible assets and their useful lives, the fair value of stock options and forfeiture estimates used in calculating stock-based compensations, number of performance-based restricted stock units that the Company expects to vest, and the collectability of accounts receivable. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact the Company's consolidated financial statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.
Reclassifications
Certain reclassifications have also been made within the consolidated balance sheet as of December 31, 2013 to conform to the current year presentation. The Company reclassified $0.9 million out of accounts payable and into accrued liabilities and $9.2 million out of accrued liabilities into accrued compensation and related expenses. Total current liabilities as of December 31, 2013 did not change as a result of these reclassifications.
Certain reclassifications have also been made within the consolidated statement of cash flows to conform to the current year presentation. A change was made to present redemptions by issuers of debt securities held by the Company as part of net cash provided by maturities of investments to reflect that these redemptions are an acceleration of the maturity of the debt investment. Redemptions were previously presented as part of net cash provided by sales of investments. This change in presentation did not affect total net cash used in investing activities and conforming changes have been made for all prior periods presented. Net cash provided by redemptions of $61 million and $110 million were reclassified from sales of investments to maturities of investments for the years ended December 31, 2013 and 2012, respectively.
Revenue Recognition
The Company derives its revenues from sales of software licenses, subscription-based licenses for a variety of cloud, and data-as-a-service offerings, maintenance and support services, and professional services, consisting of consulting and education services. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, ASC 605-25, Multiple Element Arrangements, ASC 605-35, Revenue Recognition for Construction-Type and Production-Type Contracts, the Securities and Exchange Commission's Staff Accounting Bulletin Topic 13, Revenue Recognition, and other authoritative accounting literature.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable.
Multiple Element Arrangements
The Company enters into multiple element arrangements that contain software and software-related elements, such as software licenses, subscription-based licenses, maintenance and support, consulting, and education services. The Company uses the residual method to allocate revenue to the software license and recognize license revenue upon delivery when vendor-specific objective evidence (“VSOE”) of fair value exists for all undelivered elements of the arrangement. If VSOE does not exist for any undelivered software product element of the arrangement, all revenue is deferred until all elements have been delivered, or VSOE is established. If VSOE does not exist for any undelivered services elements of the arrangement, all revenue is recognized ratably over the period that the services are expected to be performed.
The Company enters into multiple element arrangements that contain both software, such as software licenses, and deliverables not within the scope of ASC 985-605, such as cloud offerings. The Company first allocates the total arrangement consideration based on the relative selling prices of the software group of elements as a whole, and to the elements not within the scope of ASC 985-605. The allocation of arrangement consideration is based on the selling price hierarchy, which includes (i) VSOE if available, (ii) third party evidence (“TPE”) if VSOE is not available, or (iii) estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then further allocates consideration within the software group to the respective elements within that group following the guidance in ASC 985-605. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element as described above.
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
Subscription revenues, primarily consisting of revenues from customers and partners under subscription-based licenses for a variety of cloud and data-as-a-service offerings, are recognized ratably over the subscription term.
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
In accordance with ASC 320, Investments - Debt and Equity Securities, the Company periodically evaluates the investments for other-than-temporary impairment. The Company considers factors such as the length of time and extent to which the investment has been in a continuous unrealized loss position, the financial condition and near-term prospects of the issuer, and the Company's intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment's amortized cost basis. The Company also considers industry analysts' reports and credit ratings in evaluating for other-than-temporary impairment. If the Company believes that an other-than-temporary decline exists, the Company will write down the investment to its fair value. During 2014, 2013, and 2012, the Company did not consider any of its short-term investments to be other-than-temporarily impaired.
The Company also has investments in privately-held companies that are accounted for under the cost method and included in other non-current assets. The Company periodically evaluates these investments for other-than-temporary impairment. During 2014, the Company realized a loss of $2.0 million on the investment in a privately-held company. During 2013 and 2012, the Company did not consider these investments to be other-than-temporarily impaired.
Allowance for Doubtful Accounts
The Company makes estimates as to the overall collectability of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable based on historical bad debt experience, customer concentrations, customer credit-worthiness, the age of the receivable, current economic trends, and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company records the adjustment in general and administrative expense. At December 31, 2014 and 2013, the Company's allowance for doubtful accounts was $3.5 million and $4.1 million, respectively.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Building, building improvements, and site improvements are amortized over the estimated useful life of 25 years, 10-15 years and 15 years, respectively. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset, which range from one to ten years. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally one to five years.
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
Pursuant to ASC 350-40, Internal - Use Software, the Company capitalizes certain costs relating to software acquired, developed, or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market the software. The Company capitalized $1.2 million of internal use software costs for the year ended December 31, 2014. There was a negligible amount capitalized during the year ended December 31, 2013. These capitalized costs are depreciated on a straight-line basis over the estimated useful life.
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
Goodwill and Indefinite-Lived Intangible Assets
The Company tests goodwill and intangible assets with indefinite useful lives for impairment annually on October 31 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable in accordance with ASC 350, Intangibles - Goodwill and Other. While the Company is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test, for its annual goodwill impairment test in the fourth quarter of 2014, the Company performed a quantitative test for its reporting unit.
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
The Company performed its annual goodwill and indefinite-lived intangible assets impairment tests as of October 31, 2014, 2013, and 2012 and concluded that there was no impairment.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, which includes amortized intangible assets and tangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows attributable to that asset. The Company measures any amount of impairment based on the difference between the carrying value and the fair value of the impaired asset. The Company did not recognize any impairment charges of long-lived assets in 2014, 2013, or 2012.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$15,344	$15,344	$—	$—
Time deposits (ii)	26,395	26,395	—	—
Marketable debt securities (ii)	326,735	—	326,735	—
Total money market funds, time deposits, and marketable debt securities	368,474	41,739	326,735	—
Foreign currency derivatives (iii)	310	—	310	—
Total assets	$368,784	$41,739	$327,045	$—
Liabilities:
Foreign currency derivatives (v)	$915	$—	$915	$—
Total liabilities	$915	$—	$915	$—
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
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the derivative assets and liabilities. The Company records its derivative assets and liabilities at gross in its consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (“LIBOR”) used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of thirteen months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1 and Level 2 categories during the years ended December 31, 2014 and 2013.
See Note 9. Accumulated Other Comprehensive Loss, Note 10. Derivative Financial Instruments, and Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.
Acquisition-related Contingent Consideration
The Company estimated the fair value of the acquisition-related contingent consideration using a probability-weighted discounted cash flow model. This fair value measure was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. There were no transfers into or out of the Level 3 category during the years ended December 31, 2014 and 2013. The change in fair value of acquisition-related contingent consideration is included in acquisitions and other charges in the consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the acquisition-related contingent consideration liability for the year ended December 31, 2014 consisted of the following (in thousands):

December 31, 2014
Beginning balance as of December 31, 2013	$3,071
Change in fair value of contingent consideration	(10)
Payment of contingent consideration	(3,061)
Ending balance as of December 31, 2014	$—
Fair Value of Assets and Liabilities on a Nonrecurring Basis
The Company has direct investments in privately held companies accounted for under the cost method, which are periodically assessed for other-than-temporary impairment. The carrying value of these investments was $2.3 million and $4.1 million at December 31, 2014 and 2013, respectively. If it is determined that an other-than-temporary impairment has occurred, the Company writes down the investment to its fair value. The Company estimates fair value of cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance, and any other readily available data. During 2014, the Company made an additional investment of $0.3 million in a privately-held company, and realized a $2.0 million loss on investments in equity interest of another company. During 2013 and 2012, the Company did not consider these investments to be other-than-temporarily impaired based on the information available at those periods.
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
Stock-based Compensation
The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation. Stock-based awards granted include stock options, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), and stock purchased under the Company's Employee Stock Purchase Plan. Stock-based compensation expense for stock options, RSUs, and stock purchased under the Employee Stock Purchase Plan is measured at the grant date based on the fair value of the awards and is recognized as an expense ratably on a straight line basis over the requisite service period. See Note 8. Stock-based Compensation for a description of the Company's stock-based compensation plans and more information on the assumptions used to calculate the fair value of stock-based awards.
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
Advertising Expense
Advertising costs are expensed as incurred. Advertising expenses were not significant for the years ended December 31, 2014, 2013, and 2012.
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
Foreign Currency Translation
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustments included in accumulated other comprehensive loss in stockholders’ equity.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 clarifies that the cumulative translation adjustment (“CTA”) should be released into net income upon the occurrence of certain qualifying events. The Company adopted ASU 2013-05 prospectively as required on January 1, 2014. Adoption of ASU 2013-05 did not impact the Company's consolidated financial statements and disclosures.
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted ASU 2013-11 prospectively as required on January 1, 2014. Adoption of ASU 2013-11 did not have a material impact to the Company's consolidated financial statements and disclosures.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in the first quarter of 2017 with early adoption permitted. The Company does not expect its pending adoption of ASU 2014-15 to have an impact on its consolidated financial statements and disclosures.
Note 3.  Cash, Cash Equivalents, and Short-Term Investments
Cash consists of deposits with financial institutions. Cash equivalents include money market funds, time deposits, and marketable debt securities. Investments are comprised of time deposits and marketable debt securities. The Company's marketable debt securities consist primarily of certificates of deposit, commercial paper, corporate notes and bonds, U.S. government and agency notes and bonds, and municipal securities with original maturities beyond 90 days. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company recognizes realized gains and losses upon sales of investment and reclassifies unrealized gains and losses out of accumulated other comprehensive income into earnings using the specific identification method. Realized gains recognized for the years ended December 31, 2014, 2013 and 2012 was negligible.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$353,187	$—	$—	$353,187
Cash equivalents:
Money market funds	15,344	—	—	15,344
Total cash equivalents	15,344	—	—	15,344
Total cash and cash equivalents	368,531	—	—	368,531
Short-term investments:
Certificates of deposit	1,920	—	—	1,920
Commercial paper	1,996	—	—	1,996
Corporate notes and bonds	196,401	84	(371)	196,114
Federal agency notes and bonds	51,987	13	(44)	51,956
Time deposits	26,395	—	—	26,395
Municipal notes and bonds	74,639	128	(18)	74,749
Total short-term investments	353,338	225	(433)	353,130
Total cash, cash equivalents, and short-term investments	$721,869	$225	$(433)	$721,661
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2013 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$263,572	$—	$—	$263,572
Cash equivalents:
Money market funds	21,893	—	—	21,893
U.S. government notes and bonds	12,353	—	—	12,353
Total cash equivalents	34,246	—	—	34,246
Total cash and cash equivalents	297,818	—	—	297,818
Short-term investments:
Certificates of deposit	960	—	—	960
Commercial paper	12,738	—	—	12,738
Corporate notes and bonds	175,446	220	(220)	175,446
Federal agency notes and bonds	64,863	31	(69)	64,825
Time deposits	21,585	—	—	21,585
Municipal notes and bonds	103,923	153	(14)	104,062
Total short-term investments	379,515	404	(303)	379,616
Total cash, cash equivalents, and short-term investments	$677,333	$404	$(303)	$677,434
See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to the Company's short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at December 31, 2014 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$105,704	$(259)
Federal agency notes and bonds	34,434	(44)
Municipal notes and bonds	13,120	(18)
Total	$153,258	$(321)
The following table summarizes the fair value and gross unrealized losses related to the Company's short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at December 31, 2014 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$7,598	$(112)
Total	$7,598	$(112)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at December 31, 2014 (in thousands):

	Cost	Fair Value
Due within one year	$190,404	$190,484
Due in one year to two years	112,364	112,237
Due after two years	50,570	50,409
Total	$353,338	$353,130

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Property and Equipment
The following table summarizes the cost of property and equipment and related accumulated depreciation at December 31, 2014 and 2013 (in thousands):

	Estimated	December 31,
	Useful Lives	2014	2013
Land	N/A	$20,637	$20,637
Buildings	25 years	105,725	105,725
Site improvements	15 years	1,247	1,199
Building improvements	10-15 years	11,434	11,246
Total land and buildings		139,043	138,807
Computer and equipment	1-5 years	67,819	62,423
Furniture and fixtures	3-5 years	10,206	8,287
Leasehold improvements	1-10 years	23,802	14,454
Total property and equipment		240,870	223,971
Less: Accumulated depreciation and amortization		(81,162)	(66,663)
Total property and equipment, net		$159,708	$157,308
Depreciation and amortization expense was $19.1 million, $15.0 million, and $12.3 million in 2014, 2013, and 2012, respectively.
Note 5.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of December 31, 2014 and 2013 are as follows (in thousands, except years):

	December 31, 2014			December 31, 2013			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$145,929	$(112,169)	$33,760	$130,744	$(99,026)	$31,718	6
Other intangible assets:
Customer relationships	45,178	(39,766)	5,412	41,683	(35,216)	6,467	5
All other (i)	19,145	(15,156)	3,989	17,205	(13,765)	3,440	4-9
Total other intangible assets	64,323	(54,922)	9,401	58,888	(48,981)	9,907
Total intangible assets, net	$210,252	$(167,091)	$43,161	$189,632	$(148,007)	$41,625
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.
Total amortization expense related to intangible assets was $19.1 million, $30.0 million, and $28.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Of the $19.1 million amortization of intangible assets recorded in 2014, $5.9 million was recorded in operating expenses and $13.1 million was recorded in cost of revenues. Of the $30.0 million amortization of intangible assets recorded in 2013, $7.7 million was recorded in operating expenses and $22.3 million was recorded in cost of revenues. Of the $28.6 million amortization of intangible assets recorded in 2012, $6.6 million was recorded in operating expenses and $22.0 million was recorded in cost of revenues. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets	Total Intangible Assets
2015	$10,382	$4,302	$14,684
2016	8,899	2,449	11,348
2017	6,881	1,152	8,033
2018	4,762	729	5,491
2019	2,335	449	2,784
Thereafter	501	320	821
Total expected amortization expense	$33,760	$9,401	$43,161
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Beginning balance	$523,142	$510,121
Goodwill from acquisitions	38,776	7,110
Subsequent goodwill adjustments	(10,722)	5,911
Ending balance	$551,196	$523,142
During the year ended December 31, 2014, the Company recorded subsequent goodwill net reductions of $10.7 million primarily related to foreign currency translation adjustments. During the year ended December 31, 2013, the Company recorded subsequent goodwill adjustments of $5.9 million which consist of a $2.8 million measurement period adjustment related to Heiler Software accrued liabilities and foreign currency translation adjustments of $4.0 million, partially offset by income tax related balance sheet adjustments of $0.9 million within the measurement period related to prior acquisitions. The goodwill is partially deductible for tax purposes. See Note 19. Acquisitions for further discussion of goodwill from acquisitions.
Note 6.  Borrowings
Credit Agreement
On September 26, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 26, 2019. The Credit Agreement replaces the former agreement that matured on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans available on a same day basis of up to $10.0 million and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were outstanding under the Credit Agreements as of December 31, 2014 and 2013, and a total of $220.0 million remained available for borrowing.
Revolving loans accrue interest at a per annum rate based on either, at the Company's election, (i) the base rate plus a margin ranging from 0.50% to 1.00% depending on the Company's consolidated leverage ratio, or (ii) LIBO rate (based on 1-, 2-, 3-, or 6-month interest periods) plus a margin ranging from 1.50% to 2.00% depending on the Company's consolidated leverage ratio. The base rate is equal to the highest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) the federal funds rate plus a margin equal to 0.50%, and (iii) LIBO rate for a 1-month interest period plus a margin equal to 1.00%. Swingline loans accrue interest at a per annum rate based on the base rate plus the applicable margin for base rate loans. Revolving loans may be borrowed, repaid and reborrowed until September 26, 2019, at which time all amounts borrowed must be repaid. Swingline loans shall be repaid on the 15th day of a calendar month, or the last day of a calendar month, or September 26, 2019, whichever is earlier.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of a payment default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable to base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2014.
Note 7.  Stockholders' Equity
Preferred Stock
The Company is authorized to issue 2.0 million shares of preferred stock with a par value of $0.001 per share of which 200,000 shares have been designated as Series A preferred stock. The Company may issue preferred stock from time to time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges, and restrictions of the shares of such series. As of December 31, 2014 and 2013, no shares of preferred stock had been issued.
Common Stock
The Company has authorized 200 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2014.
Stock Repurchase Plan
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including to offset the dilutive impact of stock based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company's available working capital. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of the Company's outstanding common stock, with such authorizations aggregating to $300 million. As of December 31, 2014, $162.8 million remained available for repurchase under this program. For further information about additional repurchases after December 31, 2014, see Note 20. Subsequent Event of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.
This repurchase program does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. The Company may continue to repurchase shares from time to time, as determined by management under programs approved by the Board of Directors.
The Company repurchased approximately 4,074,000 shares for $141.2 million, 2,488,000 shares for $92.1 million, and 2,435,000 shares for $81.0 million in 2014, 2013, and 2012, respectively.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.  Stock-based Compensation
Summary of Plans
1999 Stock Incentive Plan
The Company's stockholders approved the 1999 Stock Incentive Plan (the “1999 Incentive Plan”) in April 1999 under which 2,600,000 shares were reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan were also available for grant. The number of shares reserved under the 1999 Incentive Plan automatically increased annually beginning on January 1, 2000 by the lesser of 16,000,000 shares or 5% of the total amount of fully diluted shares of common stock outstanding as of such date. Under the 1999 Incentive Plan, eligible employees, officers, and directors may be granted stock options, stock appreciation rights, restricted shares, and stock units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Options granted are exercisable over a maximum term of seven to ten years from the date of the grant and generally vest ratably over a period of four years, with options for new employees generally including a 1-year cliff period. This plan expired in March 2009. No further shares will be awarded from this plan. As of December 31, 2014, there were approximately 500,000 options outstanding under the 1999 Incentive Plan.
2009 Equity Incentive Plan
The Company's stockholders approved the 2009 Equity Incentive Plan (the “2009 Incentive Plan”) in April 2009 under which 9,000,000 shares have been reserved for issuance. In May 2011, the Company's stockholders approved amendments to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 2,500,000 and to increase the ratio by which full value awards count against the share reserve from 1.52 to 2.37. In May 2012, the Company's stockholders approved an amendment to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 5,000,000. In May 2013, the Company's stockholders approved an amendment to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 4,000,000. In May 2014, the Company's stockholders approved an amendment to the 2009 Equity Incentive Plan to increase the number of shares reserved for issuance by 6,300,000. Under the 2009 Incentive Plan, eligible employees, officers, and directors may be granted stock options (incentive and non-qualified), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units. The exercise price for incentive stock options and non-qualified options may not be less than 100% and 85%, respectively, of the fair value of the Company's common stock at the option grant date. Certain employees and non-employee directors may elect to defer the delivery of vested RSUs, and settlement of such RSUs will be in shares of common stock at the end of the elected deferral period.
As of December 31, 2014, there were approximately 7,121,000 shares available for grant and 10,216,000 options, RSUs and PRSUs outstanding under the 2009 Incentive Plan. For purposes of the share reserve, the grant of a RSU is deemed an award for 1.52 or 2.37 shares of authorized common stock for each one share of authorized common stock subject to such award. The ratio by which an RSU counts against the share reserve is based upon the ratio effective on the date of grant. If a share that was subject to an award and is returned to the 2009 Incentive Plan, the Company would credit the 2009 Incentive Plan reserve by the same ratio as it was originally issued. These returned shares would be available for issuance under the 2009 Incentive Plan. Of the approximately 2,489,000 unvested RSUs, 2,421,000 RSUs were granted at the 2.37 ratio, and approximately 68,000 were granted at the 1.52 ratio. All 517,000 PRSUs outstanding were granted at the 2.37 ratio.
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
The Company also grants RSUs to its employees and directors which vest over four years with annual vesting dates for employees and one to three years for directors. Upon vesting of restricted stock, the recipient has the option to settle minimum withholding taxes by electing to have the Company withhold otherwise deliverable shares having a fair market value equal to the required tax obligations (“net-settlement”). The net-settlement shares are then immediately cancelled and retired. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan
The Company's stockholders approved the Employee Stock Purchase Plan (“ESPP”) in May 2008 under which 8,850,000 shares have been reserved for issuance. Under the ESPP, eligible employees may elect to contribute from 1% to 20% or a lesser percentage that the Compensation Committee of the Board of Directors (“Compensation Committee”) may establish from time to time of their eligible compensation. Currently, the Compensation Committee established the maximum contribution percentage at 10%. The purchase price is 85% of the lower of the closing price of the Common Stock on the NASDAQ Global Select Market at the beginning or end of the six-month offering period. As of December 31, 2014, the Company had approximately 5,506,000 shares available for future issuance under the ESPP.
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
The Company records stock-based compensation for options, RSUs, and PRSUs granted net of estimated forfeiture rates. ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates. The Company's forfeiture rates for stock options, RSUs and PRSUs were 10% for 2014, 2013, and 2012.
The fair value of the Company's stock-based awards was estimated based on the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Option grants:
Expected volatility	35 - 40%	41 - 43%	39 - 48%
Weighted-average volatility	39%	41%	44%
Expected dividends	—	—	—
Expected term of options (in years)	3.5	3.3	3.3
Risk-free interest rate	1.1%	0.7%	0.5%
ESPP:
Expected volatility	30 - 36%	37 - 42%	43 - 53%
Weighted-average volatility	32%	40%	49%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocation of the stock-based compensation, net of estimated income tax benefit, is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of service revenues	$5,935	$5,525	$4,349
Research and development	20,255	19,002	14,919
Sales and marketing	19,062	19,323	13,518
General and administrative	14,110	13,354	10,017
Total stock-based compensation	59,362	57,204	42,803
Estimated tax benefit of stock-based compensation	(16,632)	(15,934)	(10,994)
Total stock-based compensation, net of estimated tax benefit	$42,730	$41,270	$31,809
Stock Option Activity
A summary of stock option activity through December 31, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	10,229	$19.37	3.50	$218,839
Granted	2,844	38.81
Exercised	(1,884)	13.40
Forfeited or expired	(495)	36.72
Outstanding at December 31, 2012	10,694	$24.79	3.50	$104,404
Granted	2,267	37.34
Exercised	(2,671)	15.24
Forfeited or expired	(866)	40.67
Outstanding at December 31, 2013	9,424	$29.05	3.48	$127,697
Granted	1,738	37.05
Exercised	(2,942)	13.23
Forfeited or expired	(1,034)	40.45
Outstanding at December 31, 2014	7,186	$35.82	4.25	$31,514
Exercisable at December 31, 2014	4,215	$34.84	3.41	$26,168
The fair value of options vesting during the years ended December 31, 2014, 2013, and 2012 was approximately $17.4 million, $18.5 million, and $15.6 million, respectively. As of December 31, 2014, there were a total of approximately 2,971,000 unvested options with a fair value of $33.4 million and weighted average exercise price of $37.22 and weighted average grant-date fair value of $11.25. The Company expects to recognize the fair value of the unvested shares over a weighted-average period of 2.51 years.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Unit Activity
The Company started granting RSUs in 2009. A summary of RSU activity through December 31, 2014 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	1,611
Awarded	1,095	$40.13
Released	(535)	$30.55
Forfeited	(244)	$39.30
Outstanding at December 31, 2012	1,927
Awarded	835	$35.50
Released	(711)	$33.31
Forfeited	(258)	$39.91
Outstanding at December 31, 2013	1,793
Awarded	1,671	$35.88
Released	(616)	$38.29
Forfeited	(335)	$37.56
Outstanding at December 31, 2014	2,513
The fair value of RSUs released during the years ended December 31, 2014, 2013 and 2012 was approximately $21.9 million, $25.4 million and $22.5 million, respectively. As of December 31, 2014, there were approximately 24,000 vested deferred RSUs outstanding and not yet released included in the RSU activity above. As of December 31, 2014, there were a total of approximately 2,489,000 unvested RSUs with a fair value of $91.9 million. The Company expects to recognize the fair value of the unvested RSUs over a weighted-average period of 2.68 years.
Performance-Based Restricted Stock Unit Activity
The Company started granting PRSUs in 2012. During the first quarter of 2014, the Company granted approximately 223,000 target PRSUs. The performance period for the target number of PRSUs granted in 2014 is the 2014 year. If certain performance goals are met, PRSUs would become eligible to vest, and vest ratably over two or four years on the annual anniversary dates of the grant, contingent upon the recipient’s continued service to the Company. Certain participants have the ability to receive up to 125% to 150% of the target number of shares originally granted. The weighted-average grant date fair value of 2014 PRSUs was $38.25 per share.
The performance period for the 649,900 target number of PRSUs granted in 2013 was the 2013 year. Certain participants had the ability to receive up to 110% to 125% of the target number of PRSUs originally granted. In the first quarter of 2014, the Compensation Committee certified actual performance achievement for PRSUs granted in 2013, and as a result, 507,000 shares became eligible to vest. The achieved PRSUs vest ratably over four years on the annual anniversary dates of the grant, contingent upon the recipient's continued service to the Company. The weighted-average grant date fair value of 2013 PRSUs was $37.42 per share.
The performance period for the 224,000 target number of PRSUs granted in 2012 was the 2012 year. Certain participants had the ability to receive up to 150% of the target number of PRSUs originally granted. In the first quarter of 2013, the Compensation Committee certified the actual performance achievement of participants for PRSUs granted in 2012. The performance metrics were not achieved, and therefore no PRSUs became eligible to vest. All 224,000 target PRSUs granted were cancelled. The Company did not record any stock-based compensation related to these performance awards.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of PRSU activity granted in 2013, certified and actually achieved through December 31, 2014 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2013	—
Achieved	507
Released	(127)
Forfeited	(74)
Outstanding at December 31, 2014	306
The fair value of PRSUs released during the year ended December 31, 2014 was approximately $4.9 million.
As of December 31, 2014, the PSRUs granted in 2014 had not been certified by the Compensation Committee of the Board of Directors as achieved. A summary of PRSU activity through December 31, 2014 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2013	—
Granted	223
Forfeited	(12)
Outstanding at December 31, 2014	211
As of December 31, 2014, there was approximately 517,000 unvested PRSUs with a fair value of $19.5 million. The Company expects to recognize the fair value of the unvested PRSUs over a weighted-average period of 1.20 years. In the first quarter of 2015, the Compensation Committee certified actual performance achievement for PRSUs granted in 2014, and as a result, 138,000 shares out of the 211,000 shares became eligible to vest.
Disclosures Pertaining to All Stock-based Compensation Plans
The weighted-average fair value of options granted during 2014, 2013, and 2012 was $11.02, $8.96, and $12.06, respectively. No options were granted with exercise prices less than fair value at the date of grant in 2014, 2013, and 2012. The total intrinsic value of options exercised for the years ended, December 31, 2014, 2013, and 2012 was $70.5 million, $58.4 million, and $53.5 million, respectively. The weighted average grant date fair value of unvested RSUs for the years ended December 31, 2014, 2013, and 2012 was $36.93, $38.50, and $38.08, respectively. The RSUs granted in 2014 vest in 2015 through 2018. The weighted-average grant date fair value of unvested PRSUs for the year ended December 31, 2014 was $37.76. The weighted-average grant date fair value of employee stock purchase shares granted under the ESPP for the years ended December 31, 2014, 2013, and 2012 was $8.21, $10.01, and $9.93, respectively. The total intrinsic value of stock purchase shares granted under the ESPP exercised during the years ended December 31, 2014, 2013, and 2012 was $3.9 million, $6.5 million, and $2.8 million, respectively. Upon the exercise of options and stock purchase shares granted under the ESPP, the Company issues new common stock from its authorized shares.
Cash received from option exercises and ESPP contributions under all stock-based compensation arrangements for the years ended December 31, 2014, 2013, and 2012 were $59.0 million, $58.7 million, and $41.4 million, respectively. The total realized tax benefits attributable to stock options exercised and restricted stock units vested were $0.4 million, $26.1 million, and $16.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. The gross excess tax benefits from stock-based compensation for the years ended December 31, 2014, 2013, and 2012 were $3.8 million, $27.5 million, and $17.0 million, respectively, as reported on the consolidated statements of cash flows in the financing activities section, which represent a reduction in income taxes otherwise payable during the periods. These amounts are related to the actual gross tax benefits in excess of the expected tax benefits for stock options exercised in 2014, 2013, and 2012.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.  Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss), for the year ended December 31, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $664, $111 and $(483)	(28,433)	(181)		787		(27,827)
Net gain from discontinuance of cash flow hedges, net of tax expense of $-, $- and $(3)	—	—		6		6
Net gain reclassified from accumulated other comprehensive income (loss), net of tax expense of $ —, $(7) and $(453)	—	(11)	(i)	(739)	(ii)	(750)
Net gain reclassified into earnings related to discontinuance of cash flow hedges, net of tax expense of $-, $- and $(3)	—	—		(6)	(iii)	(6)
Total other comprehensive income (loss), net of tax effect (iv)	(28,433)	(192)		48		(28,577)
Accumulated other comprehensive loss as of December 31, 2014	$(31,312)	$(129)		$(348)		$(31,789)
____________________

(i)	The before-tax gain of $18 was included in other expense, net on the consolidated statements of income.

(ii)
The before-tax gain of $287 and $905 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the consolidated statements of income.

(iii)	The before-tax gain of $2 and $7 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the consolidated statements of income.

(iv)	The tax expense related to the net gain reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss), for the year ended December 31, 2013, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2012	$(8,012)	$242		$(260)		$(8,030)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $(172), $126 and $794	5,133	(205)		(1,295)		3,633
Net loss reclassified from accumulated other comprehensive income (loss), net of tax benefit of $ —, $16 and $710	—	26	(i)	1,159	(ii)	1,185
Total other comprehensive income (loss), net of tax effect (iii)	5,133	(179)		(136)		4,818
Accumulated other comprehensive income (loss) as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
____________________

(i)	The before-tax loss of $42 was included in other expense, net on the consolidated statements of income.

(ii)
The before-tax loss of $441 and $1,428 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the consolidated statements of income.

(iii)	The tax benefit related to the net loss reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the consolidated statements of income.
The Company did not have any other-than-temporary gain or loss reflected in accumulated other comprehensive income (loss) as of December 31, 2014 and 2013.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company releases the amounts accumulated in other comprehensive income into earnings in the same period or periods during which the forecasted hedge transaction affects earnings. The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months. During 2014, an insignificant amount of gain was reclassified into earnings as a result of the discontinuance of cash flow hedges when it was not probable that the original forecasted transactions would occur by the end of the originally specified time period.
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of December 31, 2014, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of thirteen months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting foreign currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $45.9 million and $30.1 million of Indian rupees as of December 31, 2014 and 2013, respectively.
Balance Sheet Hedges
Balance sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at year end in U.S. dollar equivalents were to buy $10.6 million and $2.6 million at December 31, 2014 and 2013, respectively. The notional amounts of foreign currency contracts open at year end in U.S. dollar equivalents were to sell $57.1 million at December 31, 2014. There was no open foreign currency contracts to sell at December 31, 2013.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (ii)	Fair Value Derivative Assets (i)	Fair Value Derivative Liabilities (iii)
Derivatives designated as hedging instruments	$141	$761	$284	$830
Derivatives not designated as hedging instruments	169	154	—	194
Total fair value of derivative instruments	$310	$915	$284	$1,024
____________________

(i)	Included in prepaid expenses and other current assets on the consolidated balance sheets.

(ii)	Included in accrued liabilities and other liabilities on the consolidated balance sheets.

(iii)	Included in accrued liabilities on the consolidated balance sheets.
The Company presents its derivative assets and derivative liabilities at gross fair values in the consolidated balance sheets. However, under the master netting arrangements with the respective counterparties of the foreign exchange contracts, subject to applicable requirements, the Company is allowed to net settle transactions of the same currency with a single net amount payable by one party to the other. The derivatives held by the Company are not subject to any credit contingent features negotiated with its counterparties. The Company is not required to pledge nor is entitled to receive cash collateral related to the above contracts.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the offsetting of derivative asset as of December 31, 2014 and 2013 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments (i)	Cash Collateral	Net Amount
As of December 31,
2014:
Foreign exchange contracts	$310	$—	$310	$(62)	$—	$248
As of December 31,
2013:
Foreign exchange contracts	$284	$—	$284	$(268)	$—	$16
____________________

(i)	The balances at December 31, 2014 and 2013 were related to derivative liabilities which are allowed to net settled against derivative assets in accordance with the master netting agreements.

The following table sets forth the offsetting of derivative liabilities as of December 31, 2014 and 2013 (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments (ii)	Cash Collateral	Net Amount
As of December 31,
2014:
Foreign exchange contracts	$915	$—	$915	$(62)	$—	$853
As of December 31,
2013:
Foreign exchange contracts	$1,024	$—	$1,024	$(268)	$—	$756
____________________

(ii)	The balances at December 31, 2014 and 2013 were related to derivative assets which are allowed to net settled against derivative liabilities in accordance with the master netting agreements.

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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effective including changes in time value to accumulated other comprehensive income. The Company no longer records amounts as an excluded component of the hedge relationship.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income (loss) and consolidated statements of income for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amount of gain (loss) recognized in other comprehensive income (effective portion)	$1,270	$(2,089)	$(594)
Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of service revenues and operating expenses (effective portion)	$1,192	$(1,869)	$(2,275)
Amount of gain recognized in income on derivatives for the amount excluded from effectiveness testing located in operating expenses	$—	$728	$1,227
Amount of loss on derivatives due to hedge ineffectiveness recognized in cost of service revenues and operating expenses	$135	$—	$—
The before-tax loss recognized in other expense, net for non-designated foreign currency forward contracts for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Loss recognized in interest and other expense, net	$(152)	$(161)	$(904)
See Note 2. Summary of Significant Accounting Policies and Note 9. Accumulated Other Comprehensive Loss, and Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements for a further discussion.
Note 11.  Employee 401(K) Plan
The Company's employee savings and retirement plan (the “Plan”) is qualified under Section 401 of the Internal Revenue Code. The Plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 50% of their salary up to the statutory prescribed annual limit. The Company matches 50% of the contribution made by an employee, up to a maximum of $4,000 per calendar year. Contributions made by the Company vest 100% upon contribution. The Company contributed $5.2 million, $4.5 million, and $3.6 million for the years ended December 31, 2014, 2013, and 2012 respectively. In addition, the Plan provides for discretionary contributions at the discretion of the Board of Directors. No discretionary contributions have been made by the Company to date.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12.  Income Taxes
The federal, state, and foreign income tax provisions for the years ended December 31, 2014, 2013, and 2012 are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current tax provision:
Federal	$39,903	$65,344	$35,481
State	7,982	10,167	4,337
Foreign	9,704	2,882	9,417
Total current tax provision	57,589	78,393	49,235
Deferred tax provision:
Federal	(859)	(24,469)	(3,044)
State	1,686	(3,334)	597
Foreign	(2,210)	3,737	(2,203)
Total deferred tax provision	(1,383)	(24,066)	(4,650)
Total provision for income taxes	$56,206	$54,327	$44,585
The components of income before income taxes attributable to domestic and foreign operations are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$128,857	$118,939	$87,981
Foreign	41,436	21,783	49,786
Income before income taxes	$170,293	$140,722	$137,767
A reconciliation of the provision computed at the statutory federal income tax rate to the Company's income tax provision is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Income tax provision computed at federal statutory tax rate	$59,603	$49,253	$48,218
State taxes, net of federal benefit	5,970	4,208	3,276
Foreign earnings taxed at different rates	(4,292)	5,395	(9,557)
Stock-based compensation	4,475	3,397	3,270
Return to provision true-up	(2,238)	(668)	92
Research and development tax credits	(2,707)	(3,715)	—
Domestic manufacturing deduction	(4,025)	(3,150)	(2,100)
Other	(580)	(393)	1,386
Total provision for income taxes	$56,206	$54,327	$44,585
The higher tax rate for 2013 was primarily attributable to non-deductible stock-based compensation, state income taxes, the accrual of reserves related to uncertain tax positions and acquisition integration related income tax expenses resulted in higher taxes in our foreign earnings partially offset by the domestic manufacturing deduction pursuant to Section 199 of the Internal Revenue Code and the recognition of the 2012 and 2013 federal research and development credits.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$28,168	$23,710
Tax credits carryforwards	9,883	10,131
Deferred revenue	18,198	19,240
Reserves and accrued costs not currently deductible	15,984	15,097
Depreciable assets	7,767	6,450
Stock-based compensation	23,814	20,149
Other	2,100	381
Valuation allowance	(8,298)	(4,552)
Total deferred tax assets	97,616	90,606
Deferred tax liabilities:
Non-deductible intangible assets (i)	(18,717)	(12,887)
Total deferred tax liabilities	(18,717)	(12,887)
Net deferred tax assets	$78,899	$77,719
__________________

(i)	The Company included approximately $44 thousand of long-term deferred tax liabilities in other liabilities on the consolidated balance sheet as of December, 31, 2013.
ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in 2014, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies. As a result of this analysis for the year ended December 31, 2014, it was considered more likely than not that our deferred tax assets would be realized except for any increase to the deferred tax asset related to the California research and development credit and operating losses incurred in certain foreign jurisdictions. A valuation allowance of $5.6 million has been recorded against this portion of the credit, even though this tax attribute has an indefinite life.

As of December 31, 2014, the Company had U.S. federal and state net operating loss carryforwards of approximately $71.4 million and $2.2 million, respectively.  If not utilized, the federal and state net operating loss carryforwards will start to expire in 2015.  The Company has state research and development tax credit carryforwards of approximately $6.2 million that do not expire.  The utilization of the Company's U.S. net operating losses is subject to various limitations under Section 382 and similar state tax provisions. The Company does not anticipate any expiration of the U.S. net operating loss carryforwards prior to their utilization.
As of December 31, 2014, the Company’s international subsidiaries had combined net operating loss carryforwards of $2.7 million that do not expire. The Company believed that it is more likely than not that the benefit from some of these net operating loss carryforwards will not be realized and provided a full valuation allowance relating to these net operating loss carryforwards.
The Company has not provided for U.S. federal and foreign withholding taxes on $128.2 million of undistributed earnings from its foreign subsidiaries as of December 31, 2014 because the Company intends to indefinitely reinvest such earnings offshore. The Company makes the determination of whether to accrue taxes on such earnings on an entity by entity basis. The residual tax liability if such earnings were remitted may be reduced by foreign tax credits and other tax adjustments. It is not practicable to determine the tax liability that might be incurred if these earnings were repatriated.

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$29,174	$21,079	$16,298
Additions for tax positions of prior years	2,283	672	2,407
Reductions for tax positions of prior years	(636)	(668)	(475)
Additions based on tax positions related to the current year	5,429	9,671	4,335
Reductions due to lapse of statute of limitations	(2,893)	(1,580)	(1,486)
Reductions due to settlements	(162)	—	—
Ending balance	$33,195	$29,174	$21,079
The unrecognized tax benefits, if recognized, would impact the income tax provision by $27.1 million, $25.9 million, and $18.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The unrecognized tax benefits were $33.2 million, $29.2 million, and $21.1 million as of December 31, 2014, 2013, and 2012, respectively. The Company has elected to include interest and penalties as a component of income tax expense. Accrued interest and penalties at December 31, 2014 and 2013 were approximately $2.1 million and $3.2 million, respectively. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and in various U.S. states and foreign jurisdictions. As of December 31, 2014, the Company is in various stages of examinations and appeals in connection with its taxes in U.S. states and foreign jurisdictions, which generally span tax years 2004 through 2012.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 13.  Net Income per Common Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by adding other common stock equivalents, primarily stock options and restricted stock units, to the weighted-average number of common shares outstanding during the period, if dilutive. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is anti-dilutive.
The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Net income	$114,087	$86,395	$93,182
Weighted-average shares of common stock used to compute basic net income per share	109,199	108,146	107,874
Effect of dilutive common stock equivalents:
Dilutive effect of employee stock options	1,004	2,925	3,863
Dilutive effect of unvested restricted stock units	757	323	352
Weighted-average shares of common stock used to compute diluted net income per share	110,960	111,394	112,089
Net income per share-basic	$1.04	$0.80	$0.86
Net income per share-diluted	$1.03	$0.78	$0.83
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	5,166	5,666	3,844
Note 14.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance. Rental expense was $14.7 million, $16.3 million, and $15.1 million in 2014, 2013, and 2012, respectively.
Future minimum lease payments as of December 31, 2014 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
2015	$11,709
2016	9,733
2017	8,326
2018	7,697
2019	6,169
Thereafter	8,363
Total future minimum operating lease payments	$51,997
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months and accounts for its warranties. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of December 31, 2014 and 2013 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of December 31, 2014. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 16.  Related Party Transaction
Mark A. Bertelsen, a director of the Company since September 2002, serves as a member of Wilson Sonsini Goodrich & Rosati (“WSGR”), our principal outside legal counsel. Fees paid by the Company to WSGR for legal services rendered for the years ended December 31, 2014, 2013, and 2012 were $1.0 million, $1.9 million, and $1.0 million, respectively. The Company believes that the services rendered by WSGR were provided on terms no more or less favorable than those with unrelated parties.
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
No customer accounted for more than 10% of revenue in 2014, 2013, and 2012. At December 31, 2014 and 2013, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 34%, 32% and 35% of total revenues in 2014, 2013, and 2012, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
North America	$688,186	$642,707	$524,191
Europe, the Middle East, and Africa	241,785	211,504	202,861
Other	117,983	93,960	84,519
Total revenues	$1,047,954	$948,171	$811,571
Property and equipment, net by geographic region is summarized as follows (in thousands):

	December 31,
	2014	2013
Property and equipment, net:
North America	$143,482	$147,460
Europe, the Middle East, and Africa	10,902	4,907
Other	5,324	4,941
Total property and equipment, net	$159,708	$157,308
The Company derives revenues from sales of software licenses, subscription-based licenses for a variety of cloud and data-as-a-service offerings, maintenance and support services, and professional services, consisting of consulting and education services. It is impracticable to disaggregate software license and subscription revenues by product. The Company's disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Software revenues:
License	$387,660	$367,074	$320,982
Subscription	69,704	46,664	29,193
Total software revenues	457,364	413,738	350,175
Service revenues:
Maintenance	456,718	409,325	360,769
Consulting and education	133,872	125,108	100,627
Total service revenues	590,590	534,433	461,396
Total revenues	$1,047,954	$948,171	$811,571

INFORMATICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18.  Selected Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except per share data)
Total revenues	$303,744	$250,400	$250,713	$243,097
Gross profit	$252,390	$200,320	$201,634	$195,764
Income from operations	$65,440	$33,405	$33,826	$36,817
Net income	$43,592	$22,813	$22,829	$24,853
Net income per common share:
Basic	$0.40	$0.21	$0.21	$0.23
Diluted	$0.40	$0.21	$0.20	$0.22
Shares used in computing net income per common share:
Basic	108,663	109,231	109,739	109,164
Diluted	109,988	110,314	111,601	111,935

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In thousands, except per share data)
Total revenues	$276,038	$235,394	$222,439	$214,300
Gross profit	$228,794	$189,838	$177,854	$170,404
Income from operations	$61,027	$27,206	$25,931	$24,699
Net income	$39,918	$10,404	$18,166	$17,907
Net income per common share:
Basic	$0.37	$0.10	$0.17	$0.17
Diluted	$0.36	$0.09	$0.16	$0.16
Shares used in computing net income per common share:
Basic	108,462	108,305	108,138	107,669
Diluted	111,457	111,501	111,344	111,263
Note 19.  Acquisitions
Acquisitions in 2014:
Proact Business Transformation Inc.
In November 2014, the Company acquired assets of Proact Business Transformation Inc. (“Proact”) for $4.0 million in cash. Proact provides enterprise architecture business transformation solutions including frameworks, methods, and industry reference models to assist with strategic planning of clients' information technology needs. The purchase was accounted for using the acquisition method. Total assets acquired were approximately $4.0 million of which approximately $2.7 million and $1.3 million was allocated to goodwill and identifiable intangible assets, respectively. The goodwill is deductible for tax purposes.

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
Acquisition in 2013:
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
Heiler Software AG
In November 2012, the Company acquired a majority interest in the shares of Heiler Software, a publicly-traded German company, at the end of the initial acceptance period of the takeover offer. The Company purchased the majority interest for approximately $101.9 million. Heiler Software provides enterprise product information management, MDM and procurement solutions that enable retailers, distributors and manufacturers to manage product information across channels and data sources. As of December 31, 2012, the Company held approximately 97.7 percent of the outstanding shares of Heiler Software. During December 2012 and the first half of 2013, the Company acquired other shareholders' interest in Heiler Software for approximately $6.8 million, which extinguished recorded liabilities to noncontrolling shareholders. Total cash consideration was approximately $108.7 million. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing the Company's ownership in Heiler Software to 100 percent.
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
The Company’s business combinations completed in 2014 and 2013, either individually or in aggregate, did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented. The Company included the financial results of these acquired companies in its consolidated financial statements from their respective acquisition dates.
Note 20.  Subsequent Event
In February 2015, the Company entered into two separate accelerated share repurchase ("ASR") agreements with two financial institutions to repurchase an aggregate of $300 million of the Company's common stock. Under the ASR agreements, the Company paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The final number of shares the Company will repurchase under the ASR agreements will be based generally upon the daily volume-weighted average price of the Company’s common stock during the repurchase period, less an agreed upon discount during the term of the transactions. The final settlement of the ASR agreements is expected to occur no later than the second quarter of 2015.

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
Management assessed the effectiveness of Informatica's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment of internal control over financial reporting, management has concluded that, as of December 31, 2014, Informatica's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Informatica's independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of Informatica's internal control over financial reporting, included in Part II, Item 8 of this Report.
(c)    Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of February 1, 2015:

Name	Age	Position(s)
Sohaib Abbasi	58	Chairman of the Board, Chief Executive Officer and President
Michael Berry	51	Executive Vice President and Chief Financial Officer
Margaret Breya	53	Executive Vice President and Chief Marketing Officer
Anil Chakravarthy	47	Executive Vice President and Chief Product Officer
Ivan Chong	47	Executive Vice President and Chief Strategy Officer
Earl Fry	56	Executive Vice President, Operations Strategy and Chief Customer Officer
Charles Race	43	Executive Vice President, Worldwide Field Operations
Jo Stoner	44	Executive Vice President and Chief Human Resources Officer
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
Michael Berry joined Informatica as our Executive Vice President and Chief Financial Officer in November 2014. Prior to joining Informatica, Mr. Berry served as Chief Financial Officer at IO Data Centers from October 2013 to October 2014. Prior to joining IO, Mr. Berry served as Executive Vice President and Chief Financial Officer at SolarWinds, Inc. from November 2011 to October 2013, after joining SolarWinds as Senior Vice President and Chief Financial Officer in March 2010. Mr. Berry was also Executive Vice President, Finance and Accounting, and Chief Financial Officer of i2 Technologies, Inc., from August 2005 to January 2010. Prior to i2, Mr. Berry held various positions at The Reynolds and Reynolds Company, Inc., including as Senior Vice President of Solutions Management, Development and Operations and Senior Vice President of Services. Mr. Berry holds a B.A. degree in finance from Augsburg College and a M.B.A. degree in finance from the University of St. Thomas.
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
Earl Fry joined Informatica as the Chief Financial Officer and Senior Vice President in December 1999. In July 2002, Mr. Fry became Secretary. In August 2003, Mr. Fry was promoted to Executive Vice President. In January 2010, Mr. Fry was promoted to Chief Administrative Officer and Executive Vice President, Global Customer Support. In November 2014, Mr. Fry assumed his new role as Executive Vice President, Operations Strategy and Chief Customer Officer. Prior to joining Informatica, Mr. Fry served as Vice President and Chief Financial Officer at Omnicell Technologies, Inc. and as Vice President and Chief Financial Officer at C*ATS Software, Inc. Mr. Fry holds a B.B.A. degree in accounting from the University of Hawaii and an M.B.A. degree from Stanford University. Mr. Fry serves on the Board of Directors of Central Pacific Financial Corporation.
Charles Race joined Informatica in February 2005 with responsibilities of developing and leading sales teams across EMEA. In January 2009, Mr. Race became Vice President of Northern Europe for Informatica. In January 2012, Mr. Race was promoted to Senior Vice President, Global Sales Strategy, and later served as Senior Vice President, EMEA Field Operations. In July 2014, Mr. Race was promoted to Executive Vice President, Worldwide Field Operations. Mr. Race also held a variety of leadership roles at Hummingbird, uSwitch, Phillips and Rolls-Royce Industrial Power. He graduated from the University of York with a degree in Computer Science.
Jo Stoner joined Informatica in March 2001 with responsibilities overseeing human resources operations in EMEA. In November 2002, Ms. Stoner became Human Resources Director for Americas and Asia-Pacific. In November 2003, Ms. Stoner was promoted to Senior Vice President, Global Human Resources. In May 2014, Ms. Stoner was promoted to Executive Vice President and Chief Human Resources Officer. Prior to joining Informatica, Ms. Stoner held various HR management roles at British Telecom and startup FirstMark Communications. Ms. Stoner received her undergraduate degree in Industrial Economics with honors from the University of Nottingham in England, and holds a postgraduate HR certification from the Chartered Institute of Personnel and Development.
Information with respect to our Directors, our Code of Business Conduct, and corporate governance matters is included under the caption “Proposal One - Election of Directors” in the Proxy Statement for the 2015 Annual Meeting of Stockholders, which proxy statement will be filed within 120 days of our year ended December 31, 2014 (the “2015 Proxy Statement”), and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is included under the captions, “Election of Directors - Director Compensation,” "Compensation Committee Interlocks and Insider Participation," and “Executive Officer Compensation” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included under the captions “Transactions with Management” and “Election of Directors” in the 2015 Proxy Statement and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

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
Schedule II - Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions	Deductions	Balance at End of Period
Provision for Doubtful Accounts:
Year ended December 31, 2014	$4,135	$(369)	$217	$(518)	$3,465
Year ended December 31, 2013	$5,460	$(1,157)	$6	$(174)	$4,135
Year ended December 31, 2012	$4,001	$428	$1,139	$(108)	$5,460

3.	Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 26, 2015

INFORMATICA CORPORATION

By:	/s/ SOHAIB ABBASI
Sohaib Abbasi
Chief Executive Officer, President, and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SOHAIB ABBASI	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2015
Sohaib Abbasi
/s/ MICHAEL BERRY	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 26, 2015
Michael Berry
/s/ MARK BERTELSEN	Director	February 26, 2015
Mark Bertelsen
/s/ AMY CHANG	Director	February 26, 2015
Amy Chang
/s/ MARK GARRETT	Director	February 26, 2015
Mark Garrett
/s/ GERALD HELD	Director	February 26, 2015
Gerald Held
/s/ HILARIE KOPLOW-MCADAMS	Director	February 26, 2015
Hilarie Koplow-McAdams
/s/ CHARLES ROBEL	Director	February 26, 2015
Charles Robel
/s/ BROOKE SEAWELL	Director	February 26, 2015
Brooke Seawell
/s/ GEOFFREY SQUIRE	Director	February 26, 2015
Geoffrey Squire

INFORMATICA CORPORATION
EXHIBITS TO ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2014

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

10.2*	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014, Commission File No. 0-25871).
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

10.8*	Form of 2009 Equity Incentive Plan Performance-Based RSU Award Agreement and Notice of RSU Award.
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.10	Siperian, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on February 11, 2010, Commission File No. 333-164875).
10.11*	1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
10.12*
Form of Letter Agreement Regarding Equity Award Change of Control Vesting between the Company and its Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.13*
Employment Agreement dated July 19, 2004 between the Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company's Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).

10.14*
Amendment to Sohaib Abbasi Employment Agreement dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed on February 26, 2009, Commission File No. 0-25871).

10.15*
Second Amendment to Sohaib Abbasi Employment Agreement dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.16*
Form of Amended and Restated Executive Severance Agreement between the Company and each of its executive officers (other than the Chief Executive Officer) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

Exhibit Number	Document
10.17*	Offer Letter for Margaret Breya dated November 25, 2012 (incorporated by reference to the Company's Annual Report on Form 10-K filed on February 28, 2013, Commission File No. 0-25871).
10.18*
Offer Letter for Anil Chakravarthy dated August 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 7, 2013, Commission File No. 0-25871).

10.19*	Offer Letter for Michael Berry dated October 13, 2014.
10.20*	Description of 2014 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on January 27, 2014, Commission File No. 0-25871).
10.21*	Description of 2015 Corporate Bonus Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2015, Commission File No. 0-25871).
10.22
Credit Agreement, dated as September 26, 2014, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Joint Bookrunners and Joint Lead Arrangers. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2014, Commission File No. 0-25871).

10.23
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