Form 10-K/A
period 2014-12-31
INFORMATICA CORP
filed 2015-04-30
CIK 1080099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒      Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014 was approximately $3,876,880,000 (based on the last reported sale price on June 30, 2014 for the Registrant’s common stock, as reported on the NASDAQ Global Select Market).

As of April 24, 2015, there were approximately 104,311,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

EXPLANATORY NOTE

On February 26, 2015, Informatica Corporation (“Informatica”) filed an Annual Report on Form 10-K for its fiscal year ended December 31, 2014 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”).  This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Part III of the Original Form 10-K to include information that Informatica, in reliance on General Instruction G(3) to Form 10-K, originally intended to be incorporated by reference from its definitive proxy statement for its next annual meeting of stockholders.  General Instruction G(3) to Form 10-K permits registrants to incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of a company’s fiscal year. Informatica will not file its definitive proxy statement involving the election of directors within 120 days of the end of its fiscal year as originally intended.  Accordingly, Informatica is amending Part III of the Original Form 10-K as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Informatica’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 26, 2015, and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of April 1, 2015:

Name	Age	Position
Sohaib Abbasi	58	Chairman of the Board, Chief Executive Officer and President
Michael Berry	51	Executive Vice President and Chief Financial Officer
Margaret Breya	53	Executive Vice President and Chief Marketing Officer
Anil Chakravarthy	47	Executive Vice President and Chief Product Officer
Ivan Chong	48	Executive Vice President and Chief Strategy Officer
Earl Fry	56	Executive Vice President, Operations Strategy and Chief Customer Officer
Charles Race	43	Executive Vice President, Worldwide Field Operations
Jo Stoner	44	Executive Vice President and Chief Human Resources Officer

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

Jo Stoner joined Informatica in March 2001 with responsibilities overseeing human resources operations in EMEA. In  November 2002, Ms. Stoner became Human Resources Director for Asia-Pacific and the Americas. In November 2003, Ms. Stoner was promoted to Senior Vice President, Global Human Resources. In May 2014, Ms. Stoner was promoted to Executive Vice President and Chief Human Resources Officer. Prior to joining Informatica, Ms. Stoner held various HR management roles at British Telecom and startup FirstMark Communications. Ms. Stoner received her undergraduate degree in Industrial Economics with honors from the University of Nottingham in England, and holds a postgraduate HR certification from the Chartered Institute of Personnel and Development.

Directors of the Registrant

The information provided below is biographical information about each member of our Board of Directors (the “Board”), including other public company board memberships. Age and other information in each director’s biography are as of April 1, 2015.

Name	Age	Principal Occupation and Business Experience
Sohaib Abbasi	58	Chairman of the Board, Chief Executive Officer and President, Informatica Corporation
Mark A. Bertelsen	70	Senior Partner, Wilson Sonsini Goodrich & Rosati, Professional Corporation
Amy Chang	38	Chief Executive Officer and Founder, Accompani, Inc.
Mark Garrett	57	Executive Vice President and Chief Financial Officer, Adobe Systems Incorporated
Gerald Held	67	Chief Executive Officer, Held Consulting, LLC
Hilarie Koplow-McAdams	51	Chief Revenue Officer, New Relic, Inc.
Charles J. Robel	65	Former Chairman of the Board, McAfee, Inc.
A. Brooke Seawell	67	Venture Partner, New Enterprise Associates
Geoffrey W. Squire, OBE	68	Chairman, Kognitio Ltd.

Sohaib Abbasi.  Among the other skills and qualifications set forth under “Executive Officers of the Registrant” above, Mr. Abbasi brings to the Board:

•                  Leadership, Financial and Global Expertise — current CEO and director of publicly-traded international companies, including software and emerging technology companies.

•                  Industry, Technology, Go-To-Market and Corporate Development and M&A Expertise — over 20 years in senior management of technology companies, including software companies

Mark A. Bertelsen.  Mr. Bertelsen joined Wilson Sonsini Goodrich & Rosati in 1972 and was the firm’s managing partner from 1990 to 1996.  He received his law degree (J.D.) from the University of California Berkeley School of Law in 1969, and a B.A. in political science from the University of California Santa Barbara in 1966. Mr. Bertelsen is a trustee of the University of California, Berkeley Foundation.  Mr. Bertelsen is also a member of the executive committee of the U.C. Santa Barbara Foundation and served as its chair from 2001 to 2003.  He also serves on the Dean’s Cabinet of the College of Engineering and on the Director’s Council of the Institute of Energy Efficiency of the University of California Santa Barbara.  Mr. Bertelsen has been a director since September 2002.  Among other skills and qualifications, Mr. Bertelsen brings to the Board:

•                  Leadership Expertise — former managing partner of national law firm; director of publicly-traded technology companies.

•                  Legal and Compliance, Financial, Industry, Corporate Development and M&A Expertise — legal advisor to technology and high growth business enterprises for over 30 years.

Amy Chang.  Ms. Chang has been the chief executive officer and founder of Accompani, Inc. since May 2013.  Prior to founding Accompani, Ms. Chang was the global head of product, ads measurement and reporting for Google Inc. from 2010 until August 2012. Ms. Chang joined Google in July 2005, and served in various management positions including director of product management, group product manager, senior product manager and product manager. Prior to joining Google, Ms. Chang held various positions at eBay Inc. and McKinsey & Company. Ms. Chang currently serves on the board of directors of Splunk Inc. Ms. Chang holds a B.S. degree in electrical engineering, hardware, and a M.S. degree in electrical engineering, network systems, from Stanford University. During her time at Stanford, Ms. Chang was an Intel Foundation Scholar and a Mayfield Venture Fund Fellow. Ms. Chang has been a director since July 2012. Among other skills and qualifications, Ms. Chang brings to the Board:

•                  Leadership and Global Expertise — current CEO; former global division leader for publicly-traded international technology company.

•                  Industry, Technology and Go-To-Market Expertise — over 10 years in engineering and product strategy at technology and consulting companies; member of several advisory boards of technology companies.

Mark Garrett.  Mr. Garrett has been the executive vice president and chief financial officer of Adobe Systems Incorporated since February 2007.  From June 2004 to January 2007, Mr. Garrett served as senior vice president and chief financial officer of EMC Software, the software group of EMC Corporation.  Prior to its acquisition by EMC, Mr. Garrett was the chief financial officer of Documentum. Mr. Garrett began his career in 1979 at IBM where he spent 12 years in senior accounting and finance management positions. Thereafter, he joined Cadence Design Systems where he was eventually named vice president of finance. Mr. Garrett currently serves on the board of directors for the Adobe Foundation, the Children’s Discovery Museum of San Jose and Model N, Inc.  He holds bachelor’s degrees in accounting and marketing from Boston University and a MBA degree from Marist College. Mr. Garrett has been a director since October 2008. Among other skills and qualifications, Mr. Garrett brings to the Board:

•                  Leadership, Industry, Go-To-Market and Corporate Development and M&A Expertise — over 20 years in senior management of technology companies, including software and emerging technology companies.

•                  Financial, Legal and Compliance and Global Expertise — current and former CFO of publicly-traded international companies.

Gerald Held. Dr. Held has been chief executive officer of Held Consulting, LLC since 1999.  He also serves as a mentor/consultant at Studio 9+, a startup incubator.  Dr. Held also served as the executive chairman of Vertica Systems, a provider of database management systems, from January 2007 to July 2010.  In 1998, Dr. Held was CEO-in-residence at the venture capital firm of Kleiner Perkins Caufield and Byers.  From 1993 to 1997, Dr. Held was senior vice president, Oracle Server Technologies Division.  From 1976 to 1993, Dr. Held served in various executive roles at Tandem Computers, Inc.  He was a member of the technical staff at RCA Corporation from 1970 to 1976. Dr. Held holds a B.S. degree in electrical engineering from Purdue University, an M.S. degree in systems engineering from the University of Pennsylvania and a Ph.D. degree in computer science from the University of California, Berkeley. Dr. Held serves on the board of directors of NetApp, Inc., and a number of privately-held companies.  Dr. Held is also a member of the board of directors of The Tech Museum of Innovation. Dr. Held also served on the board of directors of Openwave Systems, Inc. during the past five years.  Dr. Held has been a director since November 2008.  Among other skills and qualifications, Dr. Held brings to the Board:

•                  Leadership and Global Expertise — former executive and CEO-in-residence; director of publicly-traded technology companies.

•                  Industry, Technology and Corporate Development and M&A Expertise — over 30 years in senior management of technology companies, including software and emerging technology companies.

Hilarie Koplow-McAdams.  Ms. Koplow-McAdams has served as the chief revenue officer of New Relic, Inc., since December 2013. Prior to joining New Relic, Ms. Koplow-McAdams served as president, global sales of salesforce.com, inc. from April 2013 to November 2013. Ms. Koplow-McAdams also held a variety of other positions at salesforce, including president, commercial and SMB unit from February 2012 to April 2013; executive vice president, worldwide sales from May 2010 to February 2012; and executive vice president, global corporate sales from May 2008 to May 2010. Prior to salesforce, Ms. Koplow-McAdams was vice president of direct sales at Intuit, Inc. from 2006 to 2008. In addition, Ms. Koplow-McAdams previously served in various senior sales roles at Oracle Corporation. Ms. Koplow-McAdams has a bachelor of arts degree in sociology from Mills College and a master of arts degree in public policy from the University of Chicago. Ms. Koplow-McAdams has been a director since March 2014.  Among other skills and qualifications, Ms. Koplow-McAdams brings to the Board:

•                  Leadership and Global Expertise — current executive; former executive of publicly-traded international technology companies

•                  Industry, Technology and Go-To-Market Expertise — over 25 years in senior management of technology companies, including software and emerging technology companies

Charles J. Robel. Mr. Robel served as the chairman of the board of directors of McAfee, Inc., from October 2006 to February 2011.  From June 2000 to December 2005, Mr. Robel was a general partner and chief of operations of Hummer Winblad Venture Partners, a venture capital firm.  From January 1974 to May 2000, Mr. Robel was a partner with PricewaterhouseCoopers, LLP.  From mid-1995 to May 2000, Mr. Robel led PricewaterhouseCoopers’ High Technology Transaction Services Group in Silicon Valley.  From May 1985 to mid-1995, Mr. Robel was the partner in charge of the Software Industry Group at PricewaterhouseCoopers, LLP in Silicon Valley, and prior to that, Mr. Robel was with PricewaterhouseCoopers, LLP in Los Angeles and Phoenix.  Mr. Robel holds a B.S. degree in accounting from Arizona State University. Mr. Robel serves on the board of directors of GoDaddy Inc., Jive Software, Inc., Model N, Inc., and a privately-held company. Mr. Robel also served on the board of directors of Autodesk, Inc., DemandTec, Inc. and Palo Alto Networks, Inc. during the past five years. Mr. Robel has been a director since November 2005 and lead independent director since January 2009.  Among other skills and qualifications, Mr. Robel brings to the Board:

•                  Leadership, Industry and Corporate Development and M&A Expertise — over 30 years in public accounting and advising on strategy, valuation and M&A structuring for technology companies, including software and emerging technology companies

•                  Financial, Legal and Compliance, and Global Expertise — former partner of international accounting firm and current audit committee chair/member for publicly-traded software companies

A. Brooke Seawell.  Mr. Seawell has been a venture partner with New Enterprise Associates, a venture capital firm, since January 2005.  From February 2000 to December 2004, Mr. Seawell was a partner with Technology Crossover Ventures, a venture capital firm.  From January 1997 to August 1998, Mr. Seawell was executive vice president of NetDynamics, an applications server software company, which was acquired by Sun Microsystems.  From March 1991 to January 1997, Mr. Seawell was senior vice president and chief financial officer of Synopsys, an electronic design automation software company. Mr. Seawell holds a B.A. degree in economics and a M.B.A. degree in finance from Stanford University. Mr. Seawell serves on the board of directors of NVIDIA Corporation, Tableau Software, Inc., and a number of privately-held companies. Mr. Seawell also served on the board of directors of Glu Mobile Inc. during the past five years. Mr. Seawell was a member of the Management Board of the Stanford Graduate School of Business from 2008 to 2012 and is currently a member of the Stanford Athletic Board.  Mr. Seawell has been a director since December 1997. Among other skills and qualifications, Mr. Seawell brings to the Board:

•                  Leadership, Industry and Corporate Development and M&A Expertise — over 30 years in senior management of technology companies, including software and emerging technology companies, and venture capital firms; director of technology companies

•                  Financial, Legal and Compliance, and Global Expertise — former CFO of international publicly-traded companies

Geoffrey W. Squire, OBE.  Mr. Squire is presently the chairman of Kognitio Ltd., a provider of business intelligence services.  From May 2002 to January 2009, he was chairman of a UK-based public company, The Innovation Group, a provider of business services to the global insurance community.  From April 1997 to June 2005, Mr. Squire was vice chairman of VERITAS, a storage solutions software company.  From June 1995 to April 1997, Mr. Squire was CEO of OpenVision, a systems management software company.  Prior to OpenVision, Mr. Squire was responsible for the launch of Oracle UK, and served as the chief executive officer of Oracle Europe and president of Oracle Worldwide Operations.  A former president of the UK Computing Services & Software Association and the European Information Services Association, Mr. Squire holds an honorary doctorate from Oxford Brookes University and was awarded an Officer of the Order of the British Empire for his contributions to the information industry. Mr. Squire also serves on the board of directors of a number of privately-held companies.  Mr. Squire has been a director since October 2005.  Among other skills and qualifications, Mr. Squire brings to the Board:

•                  Leadership and Global Expertise — former executive and director of international companies

•                  Industry, Technology, Go-To-Market and Corporate Development and M&A Expertise — over 20 years in senior management of technology companies, including software and emerging technology companies

Code of Business Conduct

Our Code of Business Conduct applies to all of our directors, officers (including our principal executive officer and senior financial and accounting officers), and employees.  You can find the Code of Business Conduct in the “Investor Relations — Corporate Governance” section of our website at www.informatica.com.  We will post any amendments to the Code of Business Conduct, as well as any waivers, that are required to be disclosed by the rules of either the SEC or The NASDAQ Stock Market on such website.

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, consists of Messrs. Garrett, Robel and Seawell, each of whom is “independent,” as such term is defined for audit committee members by the listing standards of The NASDAQ Stock Market. Mr. Seawell is the Chairman of the Audit Committee. The Board has determined that each of Messrs. Garrett, Robel and Seawell is an “audit committee financial expert” as defined under the rules of the SEC.

Director Nomination Process

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since the date of our proxy statement for our 2014 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (“10% Stockholders”), to file reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required to be filed during 2014, we believe that our executive officers, directors and 10% Stockholders have complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our executive compensation programs, policies and decisions relating to our chief executive officer, all persons who served as our chief financial officer during 2014, and our three other most highly compensated executive officers (collectively referred to as our “named executive officers”).  For 2014, our named executive officers were:

•                  Sohaib Abbasi, our chairman of the board, chief executive officer and president;

•                  Michael Berry, our executive vice president and chief financial officer;

•                  Marge Breya, our executive vice president and chief marketing officer;

•                  Ivan Chong, our executive vice president and chief strategy officer;

•                  Earl Fry, our executive vice president, operations strategy and chief customer officer (and former chief financial officer); and

•                  Charles Race, our executive vice president, worldwide field operations.

Executive Summary

Pay-for Performance.  The principal objectives of our compensation programs are to attract and retain top-tier talent and to motivate and reward employees who continually drive strong results for Informatica and its stockholders.  A central goal of our executive compensation program is to pay for performance, in order to align the interests of our executive officers with those of our stockholders.  We believe our record over the past several years demonstrates that we have accomplished this goal.  For example, we believe the charts below demonstrate the strong correlation between our revenue, net income and stock price growth and the compensation we paid to Mr. Abbasi over the last five years.

*	CEO compensation is calculated on the same basis as in the 2014 Summary Compensation Table below.
(1)	Reflects non-equity incentive plan compensation.
(2)

Reflects the aggregate grant date fair value of stock awards and option awards computed in accordance with FASB ASC Topic 718. For 2012, excludes the aggregate grant date fair value of approximately $0.6 million for performance-based restricted stock units that were not earned (and, therefore, were not eligible to vest).
(3)	Reflects the closing stock price on the last trading day of the fiscal year (December 31, 2014), which was $38.14.

2014 Financial Highlights.  In 2014, we reported record annual revenues of approximately $1.05 billion, an increase of 11% from 2013.  The following table illustrates our 2014 results in terms of revenue, net income, diluted earnings per share and stock price relative to 2012 and 2013:

	2012	2013	2014
Revenue	$811.6 million	$948.2 million	$1.05 billion
Net Income	$93.2 million	$86.4 million	$114.1 million
Non-GAAP Net Income*	$147.1 million	$160.7 million	$176.9 million
Diluted Earnings per Share	$0.83	$0.78	$1.03
Non-GAAP Diluted Earnings per Share*	$1.31	$1.44	$1.59
Closing Stock Price (on last trading day)	$30.32	$41.50	$31.84

*	A reconciliation of GAAP to non-GAAP financial measures and other related information is available on pages 42-45 of the Original Form 10-K, filed with the SEC on February 26, 2015.

Significant 2014 Compensation Decisions.  We continually make refinements to our executive compensation program in order to achieve our compensation-related objectives and ensure that they align with the interests of our stockholders.  When planning for 2014, we considered our 2013 financial performance and our total stockholder return.  In order to motivate our executive officers to continually advance our long-term strategic priorities and build stockholder value, as well as to demonstrate our long-standing commitment to pay for performance and positive compensation practices, we refined our executive compensation program for 2014 by:

•                  not increasing Mr. Abbasi’s base salary from the 2013 level of $700,000, and making a small increase in Mr. Abbasi’s target cash incentive award from 105% of base salary (or $735,000) to 115% of base salary (or $805,000) for 2014;

•                  making only small increases in the base salaries and target cash incentive awards for certain of our other executive officers;

•                  establishing aggressive performance goal targets for the payment of cash incentive awards under our corporate bonus plan that reflect the achievement of the appropriate level of corporate performance; and

•                  maintaining a performance-oriented mix of equity awards by utilizing a blend of options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) for our executive officers, including granting Mr. Abbasi only equity awards (an option for 91,000 shares and a target PSU award for 92,000 shares) that contain a performance-based component.

We believe the design of our executive compensation program, and the resulting compensation paid to our executive officers for 2014 (particularly for Mr. Abbasi), illustrate that we adhere to our central goal to pay for performance.

Mix of Compensation Elements.  Our executive compensation program continues to consist of three principal elements: base salary, short-term cash incentive awards and long-term equity-based incentive awards.  Consistent with our pay for performance philosophy, a significant portion of our named executive officers’ compensation in 2014 consisted of incentive awards, particularly long-term equity-based incentive awards (options, RSUs and PSUs).  By using a significant equity-based element, we believe we create an incentive for our executive officers to achieve long-term stockholder value.  If our stock price declines or stays flat, our executive officers realize little to no benefit from their outstanding options.  Therefore, we believe that options present a substantial incentive to maximize performance, and we utilize a mix of equity awards significantly weighted towards options.

The chart below illustrates the overall mix of compensation components for our named executive officers in 2014:

(1)	Includes the value of option, RSU and PSU awards granted in 2014. Value is based on the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

CEO Target Compensation. The following table reflects Mr. Abbasi’s target compensation for 2014, assuming achievement at 100% of the target award:

	2014 Target ($) (1)	% of 2014 Total Target
Base Salary	700,000	11.5
Cash Incentive Compensation	805,000	13.2
Value of Equity-Based Incentive Awards (2)
Options	1,058,740	17.4
Time-Based RSUs	—	—
Performance-Based RSUs	3,519,000	57.9
Total Target Compensation	6,082,740

(1)	Mr. Abbasi’s actual compensation was $5,784,890, as set forth in the 2014 Summary Compensation Table below.
(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

In addition, the charts below illustrate the mix of Mr. Abbasi’s target compensation components for 2014:

(1)	Assumes achievement at 100% of target.
(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

Positive Compensation Practices.  We continually monitor trends and developments in compensation practices to enhance the effectiveness of our compensation philosophy and our corporate governance objectives. In addition to the decisions and highlights described above, we have adopted the following practices:

•                  all of our executive officers are employed “at will”;

•                  our severance agreements with our executive officers (other than our chief executive officer) generally feature “double-trigger” severance benefits (that is, the payment of severance benefits is triggered only upon certain terminations of employment following a change in control of Informatica);

•                  none of our severance agreements provide for potential tax “gross-up” payments;

•                  we maintain robust stock ownership guidelines for our executive officers and directors;

•                  we have adopted a “clawback” policy;

•                  our employees (including our executive officers) and directors are prohibited from margining our securities, short selling our securities or trading in derivative securities;

•                  our equity incentive plan prohibits us from instituting any program to reprice or exchange equity awards for awards with a lower exercise price without stockholder approval; and

•                  we hold an annual stockholder advisory vote on executive compensation and often solicit feedback from our stockholders on the effectiveness of our compensation philosophy and programs.

Philosophy of Compensation Program

Our compensation program is grounded in the belief that employee performance and success will result in our economic growth, which will have the effect of increasing stockholder value.  Our executive officers are compensated under the same programs as other employees, although certain executive compensation elements are more heavily weighted towards our overall performance as compared to achievement of individual objectives. Rewarding strong performance and contribution, regardless of seniority within Informatica, is an important part of our culture and core values.

A significant portion of the executive officers’ compensation is directly tied to our performance, ensuring that executive compensation, our financial results and stockholder value are properly aligned.  We maintain a balance between short-term and long-term performance by rewarding executive officers both on the achievement of our current business plan objectives, as well as on the achievement of long-term growth, profitability and improvement in stockholder value.

We consider each of the following components as an integral part of the overall total compensation package:

•                  base salary;

•                  short-term cash incentive awards;

•                  long-term equity-based incentive awards;

•                  benefits under generally available programs; and

•                  severance arrangements.

The Compensation Committee considers each of the above items in determining the compensation package for each executive officer. Further detail on each component is provided below.

Role of the Compensation Committee

Our Compensation Committee acts for the Board of Directors to oversee the design of, and to evaluate and approve, our compensation plans, policies and programs.  The Compensation Committee is empowered to review and approve, or when appropriate recommend for the approval by the independent members of the Board of Directors, the annual compensation for and compensation policies applicable to our executive officers, including our chief executive officer.

The Compensation Committee meets at least quarterly. Members of the Compensation Committee also meet with our management and other employees as a part of the compensation planning and administration process throughout the year.  In January, the Compensation Committee typically reviews and approves for all employees the compensation philosophy with respect to target compensation, equity award ranges for hiring and retention, bonus metrics and benefits, and also finalizes executive compensation plans for the current fiscal year.

The Compensation Committee consists of Ms. Chang, Dr. Held and Ms. Koplow-McAdams.  Dr. Held is the chairman of the Compensation Committee.  Each member of the Compensation Committee is independent as that term is defined pursuant to the Compensation Committee’s charter in terms of the independence requirements of The NASDAQ Stock Market, the non-employee director definition under Section 16 of the Exchange Act and the outside director definition in Section 162(m) of the Internal Revenue Code of 1986, as amended. No Compensation Committee member is a former or current officer or employee of Informatica or any of its subsidiaries.  Members of the Compensation Committee serve at the discretion of our Board of Directors.

In carrying out its responsibilities, the Compensation Committee consults with Mr. Abbasi, our human resources personnel, and when appropriate, with external independent compensation consultants or other members of management, to assist in the evaluation of and recommendations related to our compensation programs.  While the Compensation Committee may, from time to time, consult with Mr. Abbasi or other members of management in connection with the planning or evaluation of compensation program-related matters, the Compensation Committee is responsible for oversight and approval of our programs and the individual elements of those programs.

Role of Executive Officers in Compensation Decisions

The Compensation Committee meets with Mr. Abbasi to obtain recommendations regarding the compensation of our executive officers, particularly with respect to base salaries, cash incentive awards and equity incentive awards.  The Compensation Committee considers, but is not bound by and does not always accept, Mr. Abbasi’s recommendations.  While the Compensation Committee may solicit input from Mr. Abbasi on his expectations regarding his own compensation, the Compensation Committee deliberates and makes decisions with respect to his compensation without him present.  Mr. Abbasi and other executive officers attend some of the Compensation Committee’s meetings, but leave the meetings as appropriate when matters of executive compensation specific to them are discussed.

Role of the Independent Compensation Consultant

An independent compensation consultant is retained each year by the Compensation Committee to analyze and benchmark our executive officers’ compensation package, including base salary, variable pay and equity awards.  Additionally, such consultant may be asked to review and benchmark the competitive structure of equity programs, benefits or severance provisions on an as-needed basis.  The independent compensation consultant serves at the discretion of the Compensation Committee.  The Compensation Committee typically requests that representatives of the independent compensation consultant attend the Compensation Committee’s meetings, as appropriate.

For 2014, Radford, an AonHewitt Company, provided independent compensation consulting services to the Compensation Committee with respect to our executive officer and director compensation programs and policies and with respect to our equity compensation programs and policies for the broader employee base.  Radford was originally engaged by the Compensation Committee in 2009 following a review of the compensation consultant relationship as part of their governance process and an evaluation of a number of consultants.  The Compensation Committee reviews, on an annual basis, the independence of Radford in accordance with the rules and regulations of the SEC.

Peer Companies

On an annual basis, the Compensation Committee asks Radford to develop a peer group of software and technology companies for further analysis.  In evaluating potential peer companies, Radford solicits input from the Compensation Committee, as well as from members of management, on the appropriate parameters for comparison.  The specific criteria for selection into the peer group are set annually by the Compensation Committee.  In selecting a peer group, we consider software and technology companies that, in our view, compete with us for talent and have financial or other organizational metrics generally similar to ours.  Accordingly, our peer group includes a blend of mid-size companies and larger companies serving the data integration market or adjacent markets, as well as other comparably sized software companies.  The selection criteria for our peer group include headquarters location, revenue and revenue growth rates, market capitalization and number of employees.  When the peer group is reviewed each year, companies may be removed for failure to meet the selection criteria or new companies may be added as necessary to ensure a significant sample size of companies.

2014 Peer Companies.  Our peer group for 2014 consisted of the following companies:

2014 Peer Group

Akamai Technologies, Inc.	NeuStar, Inc.	Red Hat, Inc.
Cadence Design Systems, Inc.	Nuance Communications, Inc.	Splunk Inc.
Concur Technologies, Inc.	Open Text Corporation	Synopsys, Inc.
Fair Isaac Corporation	PTC Inc.	Tibco Software Inc.
MicroStrategy Incorporated	Pegasystems, Inc.	VeriSign, Inc.
NetSuite Inc.	Qlik Technologies Inc.

JDA Software Group, Inc., Quest Software, Inc. and salesforce.com, inc. were removed from our peer group. JDA and Quest were acquired, and salesforce exceeded the criteria for revenue and market capitalization. In addition, Fair Isaac Corporation and Splunk Inc. were added.

Stockholder Advisory Vote on Executive Compensation

We hold an annual stockholder advisory vote on executive compensation (the “say-on-pay proposal”).

Approximately 96% of the votes cast on the say-on-pay proposal at the 2013 annual meeting were voted in favor of the proposal.  In establishing 2014 compensation, the Compensation Committee considered the results from the 2013 annual meeting.  The Compensation Committee believed that these results affirmed our stockholders’ support for our executive compensation decisions and policies, and as such, the Compensation Committee did not materially change its approach to 2014 executive compensation in response to the say-on-pay proposal.

However, only about 58% of the votes cast on the say-on-pay proposal at the 2014 annual meeting were voted in favor of the proposal.  These results from the 2014 annual meeting were evaluated by the Compensation Committee when establishing 2015 executive compensation.  We also engaged in a dialogue in 2014 with some of our larger stockholders on corporate governance and compensation matters and solicited their feedback on various aspects of our compensation programs, particularly our equity compensation programs.  As a result, we made significant changes to our compensation practices for 2015, including:

•                  ensuring that the 100% payout level under our corporate bonus plan correlates to a target achievement level per performance goal of not less than 100%;

•                  reducing our use of above-median benchmarking, as described below under “Target Compensation”;

•                  removing the overlapping performance goals from our corporate bonus plan and PSU awards — the performance goals for the 2015 corporate bonus plan relate to non-GAAP operating income, license revenue and subscription revenue, while the performance goals for our 2015 PSU awards relate to total revenue, non-GAAP earnings per share, revenue growth, recurring revenue mix and total stockholder return;

•                  implementing a new PSU award structure that measures performance over a multi-year period — shares will be earned based on a 3-year revenue compound annual growth rate threshold and recurring revenue as a percentage of total revenue target for 2017, adjusted by a multiplier based on relative total stockholder return compared to the S&P Software & Services Select Industry Index; and

•                  adopting a clawback policy, as described below.

We remain committed to aligning our executive compensation program with the interests of our stockholders.  We will continue to ask for input from our stockholders as we further refine our executive compensation programs to best align pay for performance and enhance our positive compensation and governance practices.

Target Compensation

We evaluate comparative market data to assist with attracting, retaining and motivating our key employees.  When establishing 2014 compensation, we looked at three elements — base salary, target total cash, and long-term incentives (which together we refer to as total direct compensation) — as compared to our peer group.  For 2014, we targeted an executive officer’s total direct compensation within a range of the 50th to 75th percentiles.

We target a range of total direct compensation, which provides us with flexibility to ensure we continue to offer competitive compensation.  An executive officer’s target total direct compensation may be within, above or below the target range based upon a variety of factors, including both corporate and individual performance and the executive officer’s role, skills and experience.  For example, in 2014, we targeted the total direct compensation of Mr. Abbasi, our chief executive officer, below the 50th percentile.

In addition, we believe that our target range furthers our pay-for-performance philosophy, by maintaining consistency between our executive officer’s compensation and our internal operating plan.  Our internal operating plan is intentionally challenging and designed to require significant effort and skill by the company to achieve, and, by targeting a competitive range, we ensure that if we achieve our internal goals and objectives for our business, our overall compensation will align with our performance.

New Executive Officer Compensation

One of our named executive officers, Mr. Berry, joined us in November 2014.  In determining and negotiating Mr. Berry’s compensation, the Compensation Committee and management reviewed and considered his qualifications and experience, his anticipated duties and responsibilities at Informatica, the overall compensation necessary to encourage and incentivize Mr. Berry to join Informatica, and the compensation that Mr. Berry was receiving from his then-current employer.  The Compensation Committee and management also consulted with Radford regarding the appropriate compensation for such duties and responsibilities relative to our peer group and our target percentiles.

Base Salary

Annual base salaries for our executive officers are determined primarily on the basis of the executive officer’s level of responsibility, general salary practices of the peer group and the individual officer’s specific qualifications and experience. Base salaries are reviewed annually by the Compensation Committee and any variances between the salary levels of each executive officer and those of the companies included in the benchmarks are reviewed.  The Compensation Committee also reviews recommendations made by Mr. Abbasi for each executive officer (other than himself). Salaries may be adjusted based on certain criteria including our recent financial performance, the executive officer’s individual performance, the functions performed by the executive officer, the scope of the executive officer’s on-going duties and any general changes in the compensation data from the peer companies. In determining any merit salary increase, the relative importance of each factor may vary from individual to individual.

2014 Base Salaries.  In the fourth quarter of 2013 and the first quarter of 2014, the Compensation Committee reviewed data provided by Radford, including the analysis of each named executive officer’s base salary against our selected peer group.  In addition to reviewing the data provided by Radford, the Compensation Committee considered our 2013 financial performance and the current position of base salaries within the percentile target.  As a result, minor increases were made to the base salaries for certain of our executive officers for 2014.

For 2014, the base salaries of our named executive officers were as follows:

Named Executive Officer	2013 Base Salary ($)	2014 Base Salary ($)	% Change
Sohaib Abbasi	700,000	700,000	0%
Michael Berry (1)	—	410,000	—
Marge Breya	400,000	410,000	2.5%
Ivan Chong	375,000	385,000	2.7%
Earl Fry	417,000	440,000	5.5%
Charles Race (2)	—	400,000	—

(1)              Mr. Berry joined us in November 2014.  Mr. Berry’s base salary was negotiated in connection with his hiring.

(2)              Mr. Race’s base salary was increased to $400,000 in August 2014 in connection with his promotion to executive vice president, worldwide field operations.  Prior to his promotion, Mr. Race’s base salary was £185,000.

Short-Term Cash Incentive Awards

In addition to base salaries, we pay short-term cash incentive awards pursuant to our corporate bonus plan and individual variable compensation plans.  As a result, a substantial portion of each named executive officer’s total cash compensation is tied to our performance, in order to focus each executive officer on the importance of achieving our top-line and bottom-line objectives.  We refer to these cash incentive awards as a bonus.

Target Bonus.  The target bonus for each named executive officer is determined using competitive market data provided by our independent compensation consultant, evaluated against a number of criteria including functional responsibilities and the scope of the executive officer’s position and on-going duties, and is expressed as a percentage of base salary.  The Compensation Committee also reviews recommendations made by Mr. Abbasi for each executive officer (other than himself).

2014 Target Bonus.  The Compensation Committee approved a 10% increase in the 2014 target bonus percentages for Mr. Abbasi and Mr. Chong, in order to maintain their total cash compensation at the targeted percentile and incentivize them to achieve our growth strategies and maximize stockholder value (and for Mr. Chong, to ensure internal parity among his peers).  No changes were made to the target bonus percentages for our other named executive officers.

For 2014, each named executive officer’s target bonus was:

Named Executive Officer	2013 Target Bonus (as a % of Base Salary)	2014 Target Bonus (as a % of Base Salary)	2014 Target Bonus ($)
Sohaib Abbasi	105%	115%	805,000
Michael Berry (1)	—	90%	61,500
Marge Breya	90%	90%	369,000
Ivan Chong	80%	90%	337,500
Earl Fry	90%	90%	396,000
Charles Race (2)	—	90%	147,000

(1)              Mr. Berry joined us in November 2014.  Mr. Berry’s target bonus percentage was negotiated in connection with his hiring. The table above reflects a prorated target bonus based on his start date.

(2)              Mr. Race was promoted in August 2014.  The table above reflects a prorated target bonus based on his promotion date.

Corporate Bonus Plan.  Our corporate bonus plan focuses on the achievement of key fiscal year business objectives around growth and profitability.  Most of our employees participate in this bonus plan, including our executive officers, which directly rewards achievement against semi-annual performance goals. The performance goals are determined by the Compensation Committee in consultation with the Board of Directors and executive management.  These performance goals are specifically tied to three key corporate performance objectives: non-GAAP operating income, license bookings and subscription (annual contract value) bookings.  The performance goal related to subscription bookings was added to the corporate bonus plan for 2014.  For purposes of the corporate bonus plan, GAAP operating income is adjusted for certain items.  Non-GAAP operating income excludes charges and benefits related to the amortization of acquired technology and intangible assets, facilities restructuring and facility lease termination costs, pre-occupancy building operating expense, acquisitions and other charges, and stock-based compensation expense.

The target levels of the performance goals are measured on a semi-annual basis.  Bonuses are paid out after the second calendar quarter for performance achieved in the first half of the year, and after the fourth calendar quarter for performance achieved in the second half of the year.  The corporate bonus plan has a minimum payout threshold, with zero payout for achievement at 80% or less of the target level for that semi-annual period.  In addition, it is possible to exceed the target level of achievement and receive a bonus payout in excess of the amount payable at the target level, up to a maximum of 200% of the target bonus amount.  The Compensation Committee reviews, approves and has discretion to adjust the actual achievement levels and the bonus payments for all participants.

The target levels of the performance goals are derived from our internal operating plan for the fiscal year.  Our annual operating plan sets forth our internal goals and objectives for the overall growth and development of Informatica and, therefore, is intentionally challenging and designed to require significant effort and skill by the company to achieve.  As a result, the likelihood of achieving the performance targets reflects the challenges inherent in achieving the goals and objectives in our internal operating plan.  We also adjust the payout levels under the corporate bonus plan from year-to-year based on the likelihood of achievement of the performance goals.  In addition, we evaluate and adjust payout levels based on an assessment of our peer group’s financial targets for the current fiscal year.

The Compensation Committee considers the likelihood of achievement when approving the target levels and performance goals, including historical levels of achievement by our executive officers.  Achievement of 120% of the performance goal target level (or 140% with respect to the subscription bookings performance goal) would be required in order to achieve a maximum payout of 200% of the target bonus.  Historically, this maximum level of achievement has never been attained.  Achievement of a maximum bonus payout would require significant skill and effort on the part of an executive officer and very high levels of corporate performance that the Compensation Committee believes are possible but unlikely to be achieved.

2014 Corporate Bonus Plan.  For 2014, 50% of each employee’s target bonus (including our named executive officers) was attributable to the performance goal related to non-GAAP operating income, 35% was attributable to the performance goal related to license bookings and the remaining 15% was attributable to the performance goal related to subscription bookings.  Achievement of the target level of the performance goals for 2014 would have required aggressive growth and significant improvement from the prior fiscal year — very high levels of both individual and corporate performance that we believed were possible but difficult to achieve.  In addition, when we evaluated the target levels of the performance goals relative to the peer group for 2014, we believed that our targets were relatively consistent with the peer group’s targets for the year.  As a result, we maintained the payout levels with respect to the non-GAAP operating income performance goal, adjusted downward the payout levels with respect to the license bookings performance goal and established the payout levels with respect to the subscription bookings performance goal:

	2014 Payout Level of Target Bonus (1)
Achievement Level per Performance Goal	Non-GAAP Operating Income	License Bookings
Threshold (80% or less)	0%	0%
85%	25%	25%
90%	50%	50%
95%	75%	75%
Target (100%)	100%	100%
105%	125%	125%
110%	150%	150%
115%	175%	175%
Maximum (120%)	200%	200%

2014 Payout Level of Target Bonus (1)
Achievement Level per Performance Goal	Subscription (ACV) Bookings
Threshold (80% or less)	0%
85%	25%
90%	50%
95%	75%
Target (100%)	100%
110%	125%
120%	150%
130%	175%
Maximum (140%)	200%

(1)               Payments are linear between payout levels.

2014 Bonuses.  For 2014, the achievement (compared to our internal operating plan) and payout levels of the performance goals under the corporate bonus plan approved by the Compensation Committee were:

Performance Goal	First Half 2014 Achievement	First Half 2014 Payout	Second Half 2014 Achievement	Second Half 2014 Payout
Corporate Bonus Plan:
Non-GAAP Operating Income	99%	95%	88%	40%
License Bookings	88%	35%	85%	25%
Subscription Bookings	101%	103%	114%	135%

These results combined for a total payout level of 77% for the first half of 2014 and 49% for the second half of 2014, representing a 63% payout level for the entire fiscal year.

For fiscal 2014, the actual bonuses approved by the Compensation Committee were:

Named Executive Officer	Total First Half Award ($)	Total Second Half Award ($)	Total 2014 Award ($)	Total 2014 Award (as a % of Base Salary)	Total 2014 Award (as a % of Target Bonus)
Sohaib Abbasi	309,925	197,225	507,150	72.5%	63%
Michael Berry (1)	—	30,135	30,135	44.1%	49%
Marge Breya	142,065	90,405	232,470	56.7%	63%
Ivan Chong	129,938	82,688	212,626	56.7%	63%
Earl Fry	152,460	97,020	249,480	56.7%	63%
Charles Race (2)	—	72,030	72,030	43.2%	49%

(1)              Mr. Berry joined us in November 2014.

(2)              Mr. Race was promoted in August 2014.  Prior to his promotion, Mr. Race was on an individual variable incentive compensation plan, which provided for the payment of commissions based on the achievement of license bookings targets for Europe, the Middle East and Africa (“EMEA”).  In his prior role as our senior vice president, EMEA sales, Mr. Race was responsible for delivering our EMEA license bookings target. In 2014, Mr. Race received approximately £62,246 in commissions.

Equity Incentive Awards

Informatica’s equity incentive plans are a critical component of the compensation program.  We believe awarding equity compensation incentivizes our executive officers and key employees to focus on building stockholder value through meeting long-term financial and strategic goals. We grant stock options, RSUs and PSUs to executive officers and other employees under our equity incentive plan.  We also sponsor an employee stock purchase plan (“ESPP”). All full time employees (except employees in geographies where participation is restricted by local statute or regulations) are eligible to participate in our ESPP, which provides a fifteen percent (15%) discount on the purchase of shares twice a year.  Executive officers may participate in this plan on the same terms as all other employees.  Offering these equity alternatives are critical elements in attracting and retaining high caliber employees, including executive level talent, in the competitive technology labor market.

Equity Grant Process.  At the start of each fiscal year, the Compensation Committee reviews our hiring and growth plans for the year ahead and approves an equity budget presented by human resources management.  The Compensation Committee also approves equity guidelines for hiring and retention purposes for management to work within during the fiscal year ahead.  Equity grant ranges are set for each job function, level and position within Informatica for both new hire grants and annual refresh grants, and are reviewed and approved by the Compensation Committee at the start of each fiscal year.  Ranges are set to balance the need to use equity grants to provide significant attraction and retention value against the need to limit dilution of stockholder interests by working within our target dilution rate.  We develop our target dilution rate each year by taking into account the guidelines of our larger stockholders, proxy advisory firm guidelines for our industry, peer group data, the impact on our financial metrics and our hiring and growth plans.  These equity ranges provide reference guidelines for Mr. Abbasi, our human resources personnel, the Compensation Committee and the Board of Directors when hiring new executive officers and key management. Additionally, the Compensation Committee uses data provided by Radford to ensure that new hire and any refresh grants for executive officers are within the target positioning levels in our peer group.

Our equity incentive plan authorizes the Compensation Committee to grant awards to our executive officers and, as such, the Compensation Committee approves grants to new executive officers, as well refresh and promotional grants to existing executive officers.  The principal factors considered in granting new employee equity grants to our executive officers are: (i) level of responsibility of the executive officer’s position, (ii) total compensation profile, and (iii) the executive officer’s ability to influence our long-term growth and profitability.  Additional factors considered when reviewing annual refresh grants include: (i) performance, (ii) the existing levels of stock ownership and equity awards that the particular executive officer holds, and associated retention value, among the executive officers relative to each other and to our employees as a whole, (iii) our target dilution rate, and (iv) peer group practices.  The Compensation Committee also reviews recommendations made by Mr. Abbasi for each executive officer (other than himself).

2014 Equity Awards and 2014 PSU Program.  In the fourth quarter of 2013 and the first quarter of 2014, Radford provided the Compensation Committee with recommendations for equity awards for each executive officer based on consideration of the factors detailed above and to align long-term, equity-based incentives within the target direct compensation ranges.  The Compensation Committee also considered the retention value of the named executive officers’ current equity awards, and discussed with Mr. Abbasi his recommendations for the executive officers (other than himself).  With respect to the mix of equity awards to be granted, the Compensation Committee continued the PSU program in 2014.  The Compensation Committee utilized a mix of options, PSUs and time-based RSUs for our executive officers, maintaining the primary focus of the 2014 equity awards on enhancing performance.

In 2014, each named executive officer received the following equity awards:

Named Executive Officer	Grant Date	Options (#) (1)	RSUs (#) (2)	Target PSU Award (#)
Sohaib Abbasi	02/03/14	91,000	—	92,000
Michael Berry (3)	11/07/14	175,000	60,000	—
Marge Breya	02/03/14	75,000	12,500	12,500
Ivan Chong	02/03/14	55,000	8,250	8,250
Earl Fry	02/03/14	100,000	15,000	15,000
Charles Race (4)	02/03/14	—	—	25,000
	08/01/14	100,000	50,000	—

(1)              Except for Mr. Berry, options vest over a four-year period, at a rate of 1/48th per month.  Mr. Berry’s options vest over a four-year period, with 25% of the shares vesting on the first anniversary of the grant date and then at a rate of 1/48th per month thereafter.

(2)              RSUs vest over a four-year period, at a rate of 25% on each anniversary of the vesting commencement date.  The vesting commencement date for RSUs is the first day of the second month of the quarter in which the awards were granted.

(3)              Mr. Berry joined us in November 2014 and was not eligible to participate in the 2014 PSU Program.  Mr. Berry’s equity awards were negotiated in connection with his hiring.

(4)              Mr. Race was promoted in August 2014 and received additional equity grants in connection therewith.  Mr. Race’s 2014 PSU award has different terms than the PSUs granted to our other executive officers, as described below.

Corporate PSU Program.  A target number of PSUs will be eligible to vest if applicable performance criteria are met during a specified performance period.  The actual number of PSUs which may be earned (and, therefore, be eligible to vest) depends upon the level of achievement with respect to the performance criteria specified by the Compensation Committee at the time of grant.  If the target level of achievement is not met, no PSUs will be earned. At or above the minimum level of achievement, the actual number of PSUs earned may range from 50% to 125% of the target PSU award.  Once the actual number of PSUs earned has been determined, the PSUs will vest over a four-year period, at a rate of 25% on each anniversary of the grant date.

The performance period for the 2014 target PSU awards was the 2014 fiscal year.  60% of the target PSU award was measured on the basis of our total revenue (compared to our internal operating plan) for the performance period, and 40% of the target PSU award was measured on the basis of non-GAAP operating income (compared to our internal operating plan) for the performance period.  The Compensation Committee selected these performance goals to align with our key business objectives around growth and profitability, as well as increasing stockholder value.  In addition, the thresholds for the percentage of target PSU awards earned were evaluated and adjusted based on an assessment of our peer group’s financial targets and our targeted total direct compensation ranges for long-term equity incentives.

	2014 % of Target PSU Award Earned (1)
Achievement Level per Performance Goal	Revenue	Non-GAAP Operating Income
Below 90%	0%	0%
92.5%	70%	70%
95%	80%	80%
97.5%	90%	90%
100%	100%	100%
102.5%	110%	110%
At or above 105%	125%	125%

(1)               Achievement at a percentage between those reflected in the table is determined using linear interpolation.

Individual PSU Program.  Prior to his promotion to executive vice president, worldwide field operations in August 2014, Mr. Race was our senior vice president, EMEA sales.  In connection with that role, we created an individual PSU plan to incentivize Mr. Race to achieve targets for license bookings in EMEA based on our internal operating plan.  Mr. Race received a target PSU award of 10,000 shares measured on the basis of an annual EMEA data integration and data quality perpetual license bookings performance goal.  Below a 90% achievement level, no PSUs were eligible to be earned; at a 100% achievement level, the target number of PSUs could be earned (i.e., 10,000 shares); and at or above 110% achievement, the maximum number of PSUs eligible to be earned was 15,000 shares.  Mr. Race also received a target PSU award of 15,000 shares measured on the basis of a quarterly EMEA data integration and data quality perpetual license bookings performance goal.  For each fiscal quarter, below the 95% achievement level, no PSUs were eligible to be earned; at 100% achievement, 2,500 PSUs could be earned; and at or above 105% achievement, 3,750 PSUs were eligible to be earned.  Mr. Race could also receive an additional 2,500 PSUs for achievement of three of four quarters at levels greater than 100% with the remaining quarter’s achievement level at least 90%, or an additional 5,000 PSUs for achievement of all four quarters at 100% or greater.

2014 Actual PSUs.  In January 2015, the Compensation Committee approved the achievement level (compared to our internal operating plan) of the performance goals under the PSU programs and the percentage of PSUs actually earned (and eligible to vest):

Performance Goal	2014 Achievement	2014 % of Target PSUs Earned
Corporate PSU Program:
Revenue	96%	85%
Non-GAAP Operating Income	93%	72%

As a result, each named executive officer earned the following PSU awards:

Named Executive Officer	2014 Actual PSUs Earned — Revenue (#)	2014 Actual PSUs Earned — Non-GAAP Operating Income (#)	Total 2014 Actual PSUs Earned (#)
PSU Program:
Sohaib Abbasi	46,920	26,496	73,416
Michael Berry (1)	—	—	—
Marge Breya	6,375	3,600	9,975
Ivan Chong	4,208	2,376	6,584
Earl Fry	7,650	4,320	11,970

	2014 Actual PSUs Earned — Annual (#)	2014 Actual PSUs Earned — Quarterly (#)	Total 2014 Actual PSUs Earned (#)
Individual PSU Program:
Charles Race	—	2,500	2,500

(1)               Mr. Berry joined us in November 2014 and was not eligible to participate in the 2014 PSU Program.

Benefits

We have adopted certain general employee benefits plans in which executive officers also participate under the same terms as other employees. The benefits plans vary by geography to account for statutory requirements and local market practices. The primary benefit plans that are available to all U.S. employees who work at least twenty-four hours per week include:

•                  flexible time off for vacation, care of a family member, or for a personal or family illness;

•                  medical, dental and vision coverage;

•                 disability insurance with the same relative coverage and payout levels regardless of seniority;

•                  basic life and accidental death & dismemberment insurance with the same relative coverage and payout levels regardless of seniority;

•                  401(k) savings plan with a matching contribution by us of up to $4,000; and

•                  our ESPP.

We do not currently offer any non-qualified deferred compensation plans or supplemental retirement plans to our executive officers.  Also, we do not provide any pension arrangements or other similar benefits to our executive officers, other than the 401(k) plan referenced above and the contributions by us to Mr. Race’s statutory UK pension plan, which were approximately $21,243 in 2014.

We do not have a general program of perquisites that are available to our executive officers.  However, from time to time to ensure that our executive officers are able to successfully fulfill our expectations for their roles and responsibilities, we agree to cover certain costs associated with any relocation to California.  We paid approximately $12,318 to cover Mr. Berry’s relocation costs when he joined us in November 2014, which includes the tax reimbursement associated with such relocation expenses.  In addition, in connection with Mr. Race’s promotion, we agreed to cover the cost of his housing prior to his anticipated relocation to the United States.  We paid approximately $35,475 in housing costs.  Furthermore, Mr. Race received a car allowance of approximately $13,883 prior to his promotion.

Severance Arrangements

We have entered into agreements with our named executive officers regarding severance arrangements.  Such agreements are standard in our industry and are necessary in order to attract and retain the best talent for these executive officer positions.  See “Potential Payments on Termination or Change of Control” below for a summary of the material terms and conditions of these severance arrangements.

Stock Ownership Guidelines

To further align the interests of our executive officers and members of the Board of Directors with those of our stockholders, we have adopted stock ownership guidelines for our executive officers and directors.  Executive officers and directors are expected to meet a minimum ownership level equal to:

•                  chief executive officer — 5x annual base salary;

•                  other executive officers — 3x annual base salary; and

•                  directors — 5x annual retainer.

Executive officers and directors will be expected to meet 50% of these ownership levels within three years from the date of their appointment as an executive officer or election to the Board of Directors, and 100% of these ownership levels within five years of such date.  Minimum ownership levels are calculated annually based on the executive officer’s base salary or director’s annual retainer in effect as of the end of the fiscal year and the closing price of our common stock on the last business day of the fiscal year.  Shares counted towards the minimum ownership levels include all shares beneficially owned by the executive officer or director, including shares beneficially owned by the executive officer’s or director’s immediate family, but exclude unvested restricted stock, shares underlying unvested restricted stock units and shares underlying unexercised option grants.

Clawback Policy

Our Board of Directors has adopted a clawback policy, which entitles us to recover certain compensation previously paid to our executive officers.  Specifically, in the event of intentional misconduct or gross negligence that results in a material restatement of our financial statements during a three-year period, each executive officer will be required to repay or forfeit any excess compensation to the extent determined by the Board of Directors (or a Board committee) in accordance with the policy. “Excess compensation” refers to the portion of any cash-based incentive compensation or performance-based equity compensation received by an executive officer that was in excess of the amount they would have received if calculated under the restated financial statements.

Accounting and Tax Considerations

We generally consider tax and accounting implications in designing our compensation programs, and aim to keep the compensation expense associated with such programs within reasonable levels.  For example, in selecting equity-based compensation elements, the Compensation Committee reviews the projected expense amounts and expense timing associated with equity awards.  In addition, Section 162(m) of the Internal Revenue Code of 1986, as amended, disallows a deduction by us for compensation exceeding $1.0 million paid to certain executive officers, excluding, among other things, performance-based compensation.  To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, we have not adopted a policy that all compensation must be deductible.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Informatica’s management. Based on such review and discussion, the Compensation Committee recommended to Informatica’s Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Gerald Held (Chair)
Amy Chang
Hilarie Koplow-McAdams

2014 Summary Compensation Table

The following table presents information concerning the compensation of the named executive officers for the fiscal year ended December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Sohaib Abbasi	2014	700,000	—	3,519,000	1,058,740	507,150	—	5,784,890
Chairman and	2013	700,000	—	3,031,830	894,680	547,575	—	5,174,085
Chief Executive Officer	2012	700,000	—	1,453,980	2,671,300	102,900	—	4,928,180

Michael Berry (4)	2014	68,333	—	2,184,600	1,734,355	30,135	12,318	4,029,741
Executive Vice President
and Chief Financial
Officer

Margaret Breya (5)	2014	410,000	—	956,250	872,588	232,470	4,000	2,475,308
Executive Vice President	2013	385,417	—	467,875	—	259,200	4,000	1,116,492
and Chief Marketing	2012	19,952	100,000	909,900	1,283,838	—	—	2,313,690
Officer

Ivan Chong	2014	375,000	—	631,126	639,898	212,626	4,000	1,862,650
Executive Vice President	2013	341,667	—	467,875	469,707	210,700	4,000	1,493,949
and Chief Strategy	2012	335,000	—	480,254	587,686	35,175	3,500	1,441,615
Officer

Earl Fry (6)	2014	440,000	—	1,147,500	1,163,450	249,480	4,000	3,004,430
Executive Vice President,	2013	417,000	—	860,890	861,130	279,599	4,000	2,422,619
Operations Strategy and	2012	417,000	—	647,682	1,095,233	46,704	3,500	2,210,119
Chief Customer Officer;
Former Chief Financial
Officer

Charles Race (7)	2014	422,690	—	2,524,250	899,950	72,030	70,601	3,989,521
Executive Vice President,
Worldwide Field Operations

(1)              Reflects a signing bonus for Ms. Breya.

(2)              Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.  The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in the Original Form 10-K, filed with the SEC on February 26, 2015.  These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officer.

(3)              For Mr. Berry, reflects relocation expenses and the tax reimbursement for expenses associated with his relocation. For Ms. Breya, Mr. Chong and Mr. Fry, reflects 401(k) matching contributions by Informatica.  For Mr. Race, reflects (i) housing expenses of $35,475, (ii) a car allowance of $13,883 and (iii) pension matching contributions by Informatica of $21,243.

(4)              Mr. Berry joined us in November 2014.

(5)              Ms. Breya joined us in December 2012.

(6)              Mr. Fry resigned as chief financial officer and chief administration officer, and transitioned to his new role as executive vice president, operations strategy and chief customer officer, in November 2014.

(7)              Mr. Race became an executive officer in August 2014.  Certain amounts reported above for Mr. Race in the “Salary” and “All Other Compensation” columns were converted to U.S. dollars using a rate of 0.64 British pounds per dollar, calculated as of December 31, 2014.

2014 Grants of Plan-Based Awards Table

The following table presents information concerning each grant of an award made to a named executive officer in 2014 under any plan.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (#) (2)		All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Target	Maximum	Target	Maximum	(#)	(#)	($)	($) (3)
Sohaib Abbasi	—	805,000	1,610,000	—	—	—	—	—	—
	2/3/2014	—	—	92,000	115,000	—	—	—	3,519,000
	2/3/2014	—	—	—	—	—	91,000	38.25	1,058,740

Michael Berry	—	61,500	123,000	—	—	—	—	—	—
	11/7/2014	—	—	—	—	60,000	—	—	2,184,600
	11/7/2014	—	—	—	—	—	175,000	36.41	1,734,355

Margaret Breya	—	369,000	738,000	—	—	—	—	—	—
	2/3/2014	—	—	12,500	15,625	—	—	—	478,125
	2/3/2014	—	—	—	—	12,500	—	—	478,125
	2/3/2014	—	—	—	—	—	75,000	38.25	872,588

Ivan Chong	—	337,500	675,000	—	—	—	—	—	—
	2/3/2014	—	—	8,250	10,313	—	—	—	315,563
	2/3/2014	—	—	—	—	8,250	—	—	315,563
	2/3/2014	—	—	—	—	—	55,000	38.25	639,898

Earl Fry	—	396,000	792,000	—	—	—	—	—	—
	2/3/2014	—	—	15,000	18,750	—	—	—	573,750
	2/3/2014	—	—	—	—	15,000	—	—	573,750
	2/3/2014	—	—	—	—	—	100,000	38.25	1,163,450

Charles Race	—	147,000	294,000	—	—	—	—	—	—
	2/3/2014	—	—	25,000	35,000	—	—	—	956,250
	8/1/2014	—	—	—	—	50,000	—	—	1,568,000
	8/1/2014	—	—	—	—	—	100,000	31.36	899,950

(1)         Reflects target and maximum cash incentive award amounts for 2014 performance under our corporate bonus plan, as described in “Compensation Discussion and Analysis—Short-Term Cash Incentive Awards.”  For Mr. Berry, reflects prorated amounts based on his start date.  Mr. Berry joined us in November 2014.  For Mr. Race, reflects prorated amounts based on the date he was promoted and became an executive officer.  There is no threshold payout amount, as the minimum amount payable under the plan is zero.  The actual cash incentive award amounts paid for 2014 are reflected in the “Non-Equity Incentive Plan Compensation” column of the “2014 Summary Compensation Table.”

(2)         Reflects target and maximum number of performance-based restricted stock units for 2014 performance granted under the 2009 Equity Incentive Plan, as described in Part III, Item 11, “Compensation Discussion and Analysis — Equity Incentive Awards.” There is no threshold payout amount, as the minimum amount of performance-based restricted stock units that may be earned is zero.  For 2014, the actual number of performance-based restricted stock units that were earned were as follows:

Sohaib Abbasi	73,416
Michael Berry	—
Margaret Breya	9,975
Ivan Chong	6,584
Earl Fry	11,970
Charles Race	2,500

(3)         Reflects the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718.  The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in the Original Form 10-K, filed with the SEC on February 26, 2015.  These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officer.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table presents information concerning unexercised options and stock that has not vested for each named executive officer outstanding as of the end of 2014.

		Option Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Units of Stock That Have Not Vested	Market Value of Unearned Shares or Units of Stock That Have Not Vested
Name	(1)	Exercisable	Unexercisable	($)	Date	(#)	($) (2)	(#) (3)	($) (2)
Sohaib Abbasi	2/1/2008	180,485	—	18.54	2/1/2015	—	—	—	—
	2/1/2010	300,000	—	24.38	2/1/2017	—	—	—	—
	2/1/2011	215,625	9,375	46.63	2/1/2018	—	—	—	—
	2/1/2012	141,666	58,334	44.06	2/1/2019	—	—	—	—
	2/1/2013	36,666	43,334	37.43	2/1/2020	—	—	—	—
	2/3/2014	18,958	72,042	38.25	2/3/2021	—	—	—	—
	2/1/2011	—	—	—	—	4,166	158,891	—	—
	2/1/2012	—	—	—	—	10,000	381,400	—	—
	2/1/2013	—	—	—	—	60,751	2,317,043	—	—
	2/3/2014 (4)	—	—	—	—	—	—	92,000	3,508,880

Michael Berry	11/7/2014	—	175,000	36.41	11/7/2021	—	—	—	—
	11/7/2014 (5)	—	—	—	—	60,000	2,288,400	—	—

Margaret Breya	12/17/2012	62,500	62,500	30.33	12/17/2019	—	—	—	—
	2/3/2014	15,625	59,375	38.25	2/3/2021	—	—	—	—
	12/17/2012	—	—	—	—	15,000	572,100	—	—
	2/1/2013	—	—	—	—	9,376	357,601	—	—
	2/3/2014 (4)	—	—	—	—	12,500	476,750	—	—
	2/3/2014 (4)	—	—	—	—	—	—	12,500	476,750

Ivan Chong	2/1/2008	46,000	—	18.54	2/1/2015	—	—	—	—
	2/1/2010	75,000	—	24.38	2/1/2017	—	—	—	—
	2/1/2011	64,687	2,813	46.63	2/1/2018	—	—	—	—
	2/1/2012	31,166	12,834	44.06	2/1/2019	—	—	—	—
	2/1/2013	19,250	22,750	37.43	2/1/2020	—	—	—	—
	2/3/2014	11,458	43,542	38.25	2/3/2021	—	—	—	—
	2/1/2011	—	—	—	—	1,250	47,675	—	—
	2/1/2012	—	—	—	—	2,200	83,908	—	—
	2/1/2013	—	—	—	—	9,376	357,601	—	—
	2/3/2014 (4)	—	—	—	—	8,250	314,655	—	—
	2/3/2014 (4)	—	—	—	—	—	—	8,250	314,655

		Option Awards				Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Units of Stock That Have Not Vested	Market Value of Unearned Shares or Units of Stock That Have Not Vested
Name	(1)	Exercisable	Unexercisable	($)	Date	(#)	($) (2)	(#) (3)	($) (2)
Earl Fry	2/1/2010	150,000	—	24.38	2/1/2017	—	—	—	—
	2/1/2011	93,437	4,063	46.63	2/1/2018	—	—	—	—
	2/1/2012	58,083	23,917	44.06	2/1/2019	—	—	—	—
	2/1/2013	35,291	41,709	37.43	2/1/2020	—	—	—	—
	2/3/2014	20,833	79,167	38.25	2/3/2021	—	—	—	—
	2/1/2011	—	—	—	—	1,805	68,843	—	—
	2/1/2012	—	—	—	—	4,100	156,374	—	—
	2/1/2013	—	—	—	—	17,251	657,953	—	—
	2/3/2014 (4)	—	—	—	—	15,000	572,100	—	—
	2/3/2014 (4)	—	—	—	—	—	—	15,000	572,100

Charles Race	5/3/2010	782	—	25.46	5/3/2017	—	—	—	—
	5/2/2011	2,239	261	54.93	5/2/2018	—	—	—	—
	12/8/2011	13,500	4,500	43.80	12/8/2018	—	—	—	—
	2/1/2012	14,166	5,834	44.06	2/1/2019	—	—	—	—
	8/1/2012	2,500	4,167	29.28	8/1/2019	—	—	—	—
	12/17/2012	12,500	25,000	30.33	12/17/2019	—	—	—	—
	2/1/2013	13,750	16,250	37.43	2/1/2020	—	—	—	—
	8/1/2014	8,333	91,667	31.36	8/1/2021	—	—	—	—
	5/2/2011 (6)	—	—	—	—	416	15,866	—	—
	12/8/2011 (7)	—	—	—	—	2,500	95,350	—	—
	2/1/2012	—	—	—	—	1,000	38,140	—	—
	8/1/2014	—	—	—	—	50,000	1,907,000	—	—
	2/3/2014 (4)	—	—	—	—	—	—	25,000	953,500

(1)

Except for Mr. Berry’s option award and Ms. Breya’s 2012 option award, all option awards vest over a four-year period at a rate of 1/48th per month. Mr. Berry’s option award and Ms. Breya’s 2012 option award vest over a four-year period, at a rate of 25% on the first anniversary of the grant date and then at a rate of 1/48th per month thereafter. Restricted stock unit awards vest over a four-year period, at a rate of 25% on each anniversary of the vesting commencement date, which is the same as the grant date except as footnoted. Performance share units vest over a four-year period, at a rate of 25% on each anniversary of the vesting commencement date, which is the same as the grant date except as footnoted.

(2)

Market value of shares or units of stock that have not vested is computed by multiplying (i) $38.14, the closing price on the NASDAQ Global Select Market of our common stock on December 31, 2014, the last trading day of 2014, by (ii) the number of shares or units of stock.

(3)

Reflects target number of performance share units for 2014 performance granted under the 2009 Equity Incentive Plan, as described in Part III, Item 11, “Compensation Discussion and Analysis — Equity Incentive Awards.”

(4)	The vesting commencement date is February 1, 2014.
(5)	The vesting commencement date is November 1, 2014.
(6)	The vesting commencement date is May 1, 2011.
(7)	The vesting commencement date is December 1, 2011

2014 Option Exercises and Stock Vested Table

The following table presents information concerning the exercise of options and the vesting of stock awards during 2014 for each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Sohaib Abbasi	1,738,504	51,186,955	37,749	1,483,913

Michael Berry	—	—	—	—

Margaret Breya	—	—	10,624	390,254

Ivan Chong	30,000	727,423	7,557	297,066

Earl Fry	125,000	2,019,581	13,770	541,299

Charles Race	—	—	4,042	145,984

(1)	Reflects the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.
(2)	Reflects the market price of our common stock on the vesting date.

Potential Payments upon Termination or Change in Control

We have entered into agreements with our named executive officers regarding payments upon termination (with respect to our chief executive officer) or upon a change in control (with respect to all of our named executive officers).  Such agreements are standard within our industry and are necessary in order to attract the best talent for these positions.

Employment Agreement with Sohaib Abbasi

We have entered into an employment agreement, as amended, with Mr. Abbasi.  Mr. Abbasi’s employment agreement provides that, if we terminate Mr. Abbasi’s employment without cause or he resigns for good reason, he will receive severance benefits including:

•                  continued payment of his then-current base salary for twelve months;

•                  a lump-sum payment, paid at the time fiscal year bonuses are paid to other executive officers, equal to 100% of his then-current target bonus;

•                  reimbursement for benefits premiums for a maximum of twelve months; and

•                  twelve months accelerated vesting for unvested equity awards.

If Mr. Abbasi is terminated without cause or he resigns for good reason, and such termination occurs within the time period beginning on the date three months preceding a change of control and ending on the date twelve months following a change of control, he will receive severance benefits including:

•                  continued payment of his then-current base salary for eighteen months;

•                  a lump-sum payment, paid at the time fiscal year bonuses are paid to other executive officers, equal to 150% of his then-current target bonus;

•                  reimbursement for benefits premiums for a maximum of eighteen months (to cease once eligible for similar benefits from another employer); and

•                  immediate vesting with respect to all unvested equity awards.

The severance payments, continued benefits, and accelerated vesting will be subject to Mr. Abbasi (1) entering into and not subsequently revoking a separation agreement and release of claims in a form satisfactory to us (and under which Mr. Abbasi will be subject to non-disparagement obligations during the period that his salary severance payments continue); (2) complying with a restricted activity covenant during the period in which his salary severance payments continue; and (3) complying with non-solicitation obligations during the period in which his salary severance payments continue.

Executive Severance Agreements

In addition, we have entered into executive severance agreements with Mr. Berry, Ms. Breya, Mr. Chong, Mr. Fry and Mr. Race.  These executive severance agreements were amended and restated in early 2015 to reflect certain non-material changes to the agreements.  These executive severance agreements provide that, if we terminate such officer’s employment without cause or he/she resigns for good reason, and such termination occurs within the time period beginning on the date three months preceding a change of control and ending on the date twelve months following a change of control, he/she will receive severance benefits including:

•                  continued payment of his/her base salary (which is in effect immediately before the change of control, as clarified in the amendment and restatement of the executive severance agreements) for a period of twelve months;

•                  a lump-sum payment equal to 100% of his/her annual on-target bonus, commissions or variable earnings, assuming performance at 100% of target for bonus determination (in effect on the day immediately before the change of control, or if no target bonus was in effect on that date, then the target bonus for the immediately preceding year, as clarified in the amendment and restatement of the executive severance agreements);

•                  reimbursement for benefits premiums for a maximum of twelve months; and

•                  immediate vesting with respect to all unvested equity awards (with any performance-based vesting requirements deemed achieved at the target level, as clarified under in the amendment and restatement of the executive severance agreements).

In addition, Mr. Berry’s executive severance agreement provides that, if (1) we terminate Mr. Berry’s employment without cause or he resigns for good reason on or after November 1, 2014, and before October 31, 2015, and (2) the termination is not within the time period beginning on the date three months preceding a change of control and ending on the date twelve months following a change of control, he instead will receive the following severance benefits:

•                  a lump-sum payment of his base salary for six months;

•                  a lump-sum payment equal to 50% of his annual on-target bonus, commissions or variable earnings, assuming performance at 100% of target for bonus determination; and

•                  reimbursement for benefits premiums for a maximum of six months.

The severance payments, continued benefits, and accelerated vesting will be subject to the executive officer (1) entering into and not subsequently revoking a separation agreement and release of claims in a form satisfactory to us; (2) complying with a restricted activity covenant and non-solicitation agreement that would be in effect during the 12 month period in which the executive officer receives continuing salary severance from us; and (3) complying with non-disparagement obligations following the date of his or her termination.

2009 Equity Incentive Plan and Award Agreements

Certain equity awards, including options to purchase our common stock and restricted stock units, held by our named executive officers were granted under our 2009 Equity Incentive Plan (the “2009 Plan”).  The 2009 Plan provides that in the event of a change of control in which the successor corporation does not assume or substitute for an option or an award of restricted stock units granted under the 2009 Plan, the participant will fully vest in and have the right to exercise all of his or her outstanding options granted under the 2009 Plan (including shares as to which such options would not otherwise be vested or exercisable), all restrictions on awards of restricted stock units granted under the 2009 Plan will lapse, and, with respect to awards subject to performance-based vesting conditions granted under the 2009 Plan, all performance goals or other vesting criteria will be deemed achieved at 100% on-target levels and all other terms and conditions met.  In addition, the 2009 Plan’s administrator will notify the participant in writing or electronically that the option will be exercisable for a period of time determined by the Plan’s administrator in its sole discretion, and the option will terminate upon the expiration of such period.  Each award of restricted stock units not assumed or substituted will terminate at the time determined by the 2009 Plan’s administrator in its sole discretion (after vesting and the lifting of all restrictions and full payment for the award).

Further, the award agreements relating to the PSUs that were granted to our named executive officers in 2014 provide that if a change of control occurs while the participant is a service provider and before the last day of our fiscal year 2014, then the applicable performance goal will be measured as of immediately prior to the change of control and the service-based vesting requirements will continue to apply, subject to the potential accelerated vesting specified in the executive severance agreement (or employment agreement, with respect to Mr. Abbasi) entered into with the applicable named executive officer.  Accordingly, if a change of control had occurred on the last business day of 2014 (December 31, 2014) pursuant to which the PSUs were not assumed or substituted for, and the price per share of our common stock is the closing price on the NASDAQ Global Select Market as of that date ($38.14), then the value of the actual PSUs earned (as opposed to the target number of PSUs eligible to be earned) that would have accelerated vesting is as follows:

Name	Value of Actual 2014 PSUs ($)
Sohaib Abbasi	2,800,086
Michael Berry	—
Margaret Breya	380,447
Ivan Chong	251,114
Earl Fry	456,536
Charles Race	95,350

The value of the options and restricted stock units that would have accelerated vesting, if a change of control occurred on the last business day of 2014 (December 31, 2014) pursuant to which the awards were not assumed or substituted for, and the price per share of our common stock is the closing price on the NASDAQ Global Select Market as of that date ($38.14), is specified in the table set forth in “Potential Payments on Termination or Change of Control” below.

Definitions of Cause, Change of Control and Good Reason

For purposes of Mr. Abbasi’s employment agreement, “cause” is generally defined as (1) the executive officer’s act of dishonesty or fraud in connection with the performance of his responsibilities to us with the intention that such act results in his substantial personal enrichment, (2) his conviction of, or plea of nolo contendere to, a felony, (3) his willful failure to follow lawful, reasonable instructions of the Board, (4) his willful misconduct that is injurious to us, or (5) his violation or breach of any fiduciary or contractual duty to us which results in material damage to us or our business; provided that if any of the foregoing events is capable of being cured, he will have 30 days to cure such event.

For purposes of Mr. Race’s executive severance agreement, “cause” generally means: (1) Mr. Race’s act of dishonesty or fraud in connection with the performance of his responsibilities to us with the intention that such act result in Mr. Race’s substantial personal enrichment, (2) Mr. Race’s conviction of; or plea of no contest to, a criminal offense (other than an offense under any road traffic legislation in the United Kingdom or elsewhere for which a fine or non-custodial penalty is imposed), (3) Mr. Race’s willful failure (for a reason other than death or disability) to perform his reasonable duties or responsibilities, or (4) Mr. Race’s material violation or breach of his employee proprietary information and inventions agreement; provided that if any of these events is capable of being cured, Mr. Race will have 30 days to cure such event.

For purposes of the executive severance agreements entered into with our named executive officers other than Messrs. Abbasi and Race, “cause” generally means: (1) the executive’s act of dishonesty or fraud in connection with the performance of his or her responsibilities to us with the intention that such act result in the executive’s substantial personal enrichment, (2) the executive’s conviction of, or plea of nolo contendere to, a felony, (3) the executive’s willful failure to perform his or her duties or responsibilities, or (4) the executive’s violation or breach of his or her employee proprietary information and inventions agreement; provided that if any of these events is capable of being cured, the executive will have 30 days to cure such event; provided, that as amended and restated, the executive severance agreements clarify that the executive’s willful failure under clause (3) must be for a reason other than death or disability and the willful failure must relate to the executive’s performance of his or her reasonable duties or responsibilities, and the executive’s violation or breach under clause (4) must be material.

For purposes of Mr. Abbasi’s employment agreement and the executive severance agreements entered into with our other named executive officers, “change of control” is generally defined as (1) a sale of all or substantially all of our assets, (2) any merger, consolidation or other business combination transaction of Informatica with or into another corporation, entity, or person, other than a transaction in which holders of at least a majority of the our voting stock outstanding immediately prior to the transaction continue to hold a majority of the total voting power of our voting stock outstanding immediately after the transaction, (3) acquisition by any person or persons acting as a group of beneficial ownerhip or right to acquire beneficial ownership of a majority of the voting power of our outstanding stock, (4) individuals who at the beginning of any two-year period (or 12 month period, with respect to the executive severance agreements as amended and restated in early 2015) who constitute our Board cease during that period to constitute at least a majority of our Board, unless the election or nomination for election by our stockholders of a director newly elected during the period was approved by a majority of our incumbent Board members, or (5) our dissolution or liquidation.

For purposes of our 2009 Plan, “change of control” is generally defined as (1) a change in our ownership that occurs on the date that any one person or persons acting as a group acquires ownership of our stock that together with stock held by such person(s), constitutes more than 50% of the total voting power of our stock (excluding the acquisition of additional stock by any person(s) considered to own more than 50% of the total voting power of our stock), (2) a change in our effective control that occurs when a majority of our Board members are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of our Board members (other than additional control with respect to person(s) considered to effectively control us), or (3) a change in ownership of a substantial portion of our assets that occurs when any person(s) acquire (or have acquired during a 12-month period) our assets that have a total gross fair market value equal to or more than 50% of the total gross fair market value of our assets prior to such acquisition(s); provided, in each case, that the transaction also constitutes a change in control within the meaning of Internal Revenue Code Section 409A.

For purposes of Mr. Abbasi’s employment agreement, “good reason” is generally defined as the occurrence of any of the following without an executive officer’s express written consent: (1) a reduction (or series of reductions) of the executive’s base salary or target bonus that singly or in the aggregate constitute a material reduction, other than a one-time reduction of up to 10% that also is applied to substantially all of our other senior executives, (2) a reduction in an executive officer’s base salary other than a one-time reduction of not more than 10% that also is applied to substantially all of our other executive officers, (3) a material reduction in the aggregate level of benefits made available to the executive officer other than a reduction that also is applied to substantially all of our other executive officers, or (4) relocation of an executive officer’s primary place of business for the performance of his duties to us to a location that is more than 35 miles from its prior location.

For purposes of the executive severance agreements entered into with our named executive officers other than Mr. Abbasi, “good reason” is generally defined as the occurrence of any of the following without the executive’s express written consent: (1) a material reduction in the executive’s position or duties other than a reduction where the executive assumes similarly functional duties on a divisional basis following a Change of Control due to the Company becoming part of a larger entity, (2) a material reduction in the executive’s annual base salary other than a one-time reduction of not more than 10% that also is applied to substantially all other executive officers, (3) a material reduction in the aggregate level of benefits made available to the executive other than a reduction that also is applied to substantially all other executive officers, or (4) relocation of the executive’s primary place of business for the performance of his or her duties to us by more than 35 miles. In order for a resignation to qualify as for “good reason,” the executive must provide us with written notice within 60 days of the event that he or she believes constitutes “good reason” and we must have failed to cure such good reason condition within 30 days following the date of such notice.

Estimated Payments Upon Termination or Change of Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers.  Payments and benefits are estimated assuming that the triggering event took place on the last business day of 2014 (December 31, 2014), and the price per share of our common stock is the closing price on the NASDAQ Global Select Market as of that date ($38.14).  There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct.  Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

		Potential Payments Upon:
		Termination Without Cause		Resignation for Good Reason
Name	Type of Benefit	Not Related to Change in Control ($)	Within 3 Months Before or 12 Month After a Change in Control ($)	Not Related to Change in Control ($)	Within 3 Months Before or 12 Month After a Change in Control ($)
Sohaib Abbasi	Salary	700,000	1,050,000	700,000	1,050,000
	Value of Accelerated Options (1)	14,200	30,767	14,200	30,767
	Value of Accelerated RSUs (1)	349,591	2,857,334	349,591	2,857,334
	Value of Accelerated PSUs (1)	1,649,593	3,508,880	1,649,593	3,508,880
	Bonus	805,000	1,102,500	805,000	1,102,500
	Reimbursement of Health Insurance Premiums (2)	25,316	37,974	25,316	37,974
	Total Termination Benefits	3,543,700	8,587,456	3,543,700	8,587,456

		Potential Payments Upon:
		Termination Without Cause		Resignation for Good Reason
Name	Type of Benefit	Not Related to Change in Control ($)	Within 3 Months Before or 12 Month After a Change in Control ($)	Not Related to Change in Control ($)	Within 3 Months Before or 12 Month After a Change in Control ($)
Michael Berry	Salary	205,000	410,000	205,000	410,000
	Value of Accelerated Options (1)	—	302,750	—	302,750
	Value of Accelerated RSUs (1)	—	2,288,400	—	2,288,400
	Value of Accelerated PSUs (1)	—	—	—	—
	Bonus	184,500	369,000	184,500	369,000
	Reimbursement of Health Insurance Premiums (2)	12,658	25,316	12,658	25,316
	Total Termination Benefits	402,158	3,395,466	402,158	3,395,466

Margaret Breya	Salary	—	410,000	—	410,000
	Value of Accelerated Options (1)	—	488,125	—	488,125
	Value of Accelerated RSUs (1)	—	1,406,451	—	1,406,451
	Value of Accelerated PSUs (1)	—	476,750	—	476,750
	Bonus	—	369,000	—	369,000
	Reimbursement of Health Insurance Premiums (2)	—	25,316	—	25,316
	Total Termination Benefits	—	3,175,642	—	3,175,642

Ivan Chong	Salary	—	375,000	—	375,000
	Value of Accelerated Options (1)	—	16,153	—	16,153
	Value of Accelerated RSUs (1)	—	803,839	—	803,839
	Value of Accelerated PSUs (1)	—	314,655	—	314,655
	Bonus	—	337,500	—	337,500
	Reimbursement of Health Insurance Premiums (2)	—	25,316	—	25,316
	Total Termination Benefits	—	1,872,462	—	1,872,462

Earl Fry	Salary	—	440,000	—	440,000
	Value of Accelerated Options (1)	—	29,613	—	29,613
	Value of Accelerated RSUs (1)	—	1,455,270	—	1,455,270
	Value of Accelerated PSUs (1)	—	572,100	—	572,100
	Bonus	—	396,000	—	396,000
	Reimbursement of Health Insurance Premiums (2)	—	25,316	—	25,316
	Total Termination Benefits	—	2,918,299	—	2,918,299

Charles Race	Salary	—	400,000	—	400,000
	Value of Accelerated Options (1)	—	865,209	—	865,209
	Value of Accelerated RSUs (1)	—	2,056,356	—	2,056,356
	Value of Accelerated PSUs (1)	—	953,500	—	953,500
	Bonus	—	360,000	—	360,000
	Reimbursement of Health Insurance Premiums (2)	—	6,618	—	6,618
	Total Termination Benefits	—	4,641,684	—	4,641,684

(1)

Reflects the aggregate market value of unvested option grants, unvested restricted stock unit awards and unvested performance-based restricted stock unit awards. For unvested option grants, aggregate market value is computed by multiplying (i) the number of shares underlying unvested options at December 31, 2014 by (ii) the difference between $38.14 and the exercise price of such option. Outstanding options that have an exercise price in excess of $38.14 are not included in the calculation. For unvested restricted stock unit awards, aggregate market value is computed by multiplying (i) the number of unvested shares at December 31, 2014 by (ii) $38.14. For unvested performance-based restricted stock unit awards, aggregate market value is computed by multiplying (i) the target number of unvested shares at December 31,

2014 by (ii) $38.14. For the aggregate market value of unvested performance-based restricted stock unit awards based on the actual number of shares earned, see “2009 Equity Incentive Plan and Award Agreements” above.

(2)	Reflects the cost of COBRA or other health premium coverage to maintain the benefits currently provided.

Director Compensation

Cash Compensation

Non-employee members of the Board receive the following cash compensation:

•                  an annual retainer of $50,000;

•                  $20,000 for the Lead Independent Director;

•                  $15,000 per year for each member of the Audit Committee (or $30,000 if such member is the chairperson);

•                  $12,500 per year for each member of the Compensation Committee (or $25,000 if such member is the chairperson);

•                  $6,000 per year for each member of the Corporate Governance and Nominating Committee ($12,000 if such member is the chairperson); and

•                  $6,000 per year for each member of the Strategy Committee ($12,000 if such member is the chairperson).

In addition, each non-employee director receives $1,000 for each meeting deemed to be extraordinary based on their relation to special projects which require effort beyond traditional requirements.

Equity Compensation

Pursuant to our 2009 Equity Incentive Plan, each non-employee director automatically receives an award upon joining the Board (the “Initial Grant”).  Currently, non-employee directors receive for their Initial Grant an award of options and/or restricted stock units having a total value (as of the grant date) of $350,000.  The Compensation Committee determines the allocation between options and/or restricted stock units. Stock options granted pursuant to the Initial Grant will vest and become exercisable as to 33% of the shares on the first anniversary of the grant date, and as to an additional 2.78% each month thereafter, provided the director continues to serve through such dates.  Restricted stock units subject to the Initial Grant will vest as to 33 1/3% of the restricted stock units on each of the first three anniversaries of the vesting commencement date, provided the director continues to serve through such dates.

In addition, each of our non-employee directors automatically receives an award on the date of each annual meeting of stockholders, provided that the non-employee director has served for at least six months prior to the annual meeting (the “Ongoing Grant”).  Currently, non-employee directors receive for their Ongoing Grant restricted stock units having a total value (as of the grant date) of $225,000.  Restricted stock units granted pursuant to the Ongoing Grant will vest and become exercisable as to 100% of the shares on the day prior to the date of next year’s annual meeting of stockholders, provided the director continues to serve on such date.

In the event of a change of control, each of our non-employee directors will receive immediate vesting as to 100% of the director’s unvested equity awards.

The 2009 Equity Incentive Plan provides that the Compensation Committee, in its sole discretion, at any time may change the number and other terms and conditions of future awards to our non-employee directors.  In October 2013, the Compensation Committee and the Board determined it was in the best interests of our stockholders to change the number of shares underlying the Initial Grant and the Ongoing Grant and the vesting schedule for the Ongoing Grant to the number of shares and vesting schedule described above.  Also in April 2011, the Compensation Committee implemented a provision of the 2009 Equity Incentive Plan that permits participants to elect to defer delivery of vested shares issuable thereunder for our non-employee directors and certain of our officers with respect to their restricted stock units.

Compensation for 2014

The following table provides information concerning the compensation paid by us to each of our non-employee directors in 2014.  Mr. Abbasi does not receive any additional compensation for his service as a director.

Name (1) (2) (3)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Total ($)
Mark A. Bertelsen	56,000	224,988	—	280,988
Amy Chang	62,500	224,988	—	287,488
Mark Garrett	71,000	224,988	—	295,988
Gerald Held	81,000	224,988	—	305,988
Hilarie Koplow-McAdams	51,042	174,985	174,998	401,025
Charles J. Robel	106,125	224,988	—	331,113
A. Brooke Seawell	85,000	224,988	—	309,988
Geoffrey W. Squire	62,000	224,988	—	286,988

(1)	Ms. Koplow-McAdams joined the Board in March 2014 and joined the Compensation Committee in April 2014. Mr. Seawell joined the Corporate Governance and Nominating Committee in March 2014.
(2)

In 2014, each of our non-employee directors (other than Ms. Koplow-McAdams) received, on May 23, 2014, a restricted stock unit award of 6,027 shares, with a grant date fair value of $224,988. Upon joining the Board in March 2014, Ms. Koplow-McAdams received, on March 4, 2014, a restricted stock unit award of 4,240 shares, with a grant date fair value of $174,985, and an option for 15,062 shares, with a grant date fair value of $174,998.

(3)	As of December 31, 2014, the aggregate number of shares underlying stock awards and options outstanding for each of our non-employee directors was:

Name	Stock Awards	Options
Mark A. Bertelsen	6,027	30,000
Amy Chang	7,693	25,000
Mark Garrett	15,027	45,000
Gerald Held	15,027	45,000
Hilarie Koplow-McAdams	4,240	15,062
Charles J. Robel	12,027	45,000
A. Brooke Seawell	6,027	45,000
Geoffrey W. Squire	6,027	45,000

Included in Mr. Garrett’s and Dr. Held’s stock awards are 9,000 shares of which they have elected to defer delivery. Included in Mr. Robel’s stock awards are 6,000 shares of which he has elected to defer delivery. For more information regarding security ownership by our non-employee directors, see Part III, Item 12, “Security Ownership by Principal Stockholders and Management.”

(4)

Reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in the Original Form 10-K, filed with the SEC on February 26, 2015. These amounts do not necessarily correspond to the actual value that may be recognized by the director.

Compensation Committee Interlocks and Insider Participation

Informatica’s Compensation Committee is currently composed of Ms. Chang, Dr. Held and Ms. Koplow-McAdams.  No interlocking relationship exists between any member of Informatica’s Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.  No member of the Compensation Committee is or was formerly an officer or an employee of Informatica.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to the shares of Informatica’s common stock that may be issued under Informatica’s existing equity compensation plans.

					(c)
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders (1)	10,215,602	(2)	$35.82	(3)	12,626,700	(4)
Equity compensation plans not approved by stockholders	—		—		—
Total	10,215,602				12,626,700

(1)

Includes 9,926 shares available to be issued upon exercise of outstanding options with a weighted-average exercise price of $8.93 related to equity compensation plans assumed in connection with previous acquisitions.

(2)

Includes, as of December 31, 2014:

•                  2,513,078 shares that may be issued under restricted stock unit awards; and

•                  516,593 shares that may be issued under performance-based restricted stock unit awards.

(3)

Excludes, as of December 31, 2014:

•                  2,513,078 shares that may be issued under restricted stock unit awards; and

•                  516,593 shares that may be issued under performance-based restricted stock unit awards

(4)	Includes 5,505,743 shares available for issuance under our employee stock purchase plan.

Security Ownership by Principal Stockholders and Management

The following table sets forth certain information concerning the beneficial ownership of Informatica’s common stock as of February 27, 2015 for the following: (1) each person or entity who is known by Informatica to own beneficially more than 5% of the outstanding shares of Informatica’s common stock; (2) each of Informatica’s directors; (3) each of the executive officers named in the 2014 Summary Compensation Table; and (4) all directors and current executive officers of Informatica as a group.

Name	Common Stock Beneficially Owned (1)	Percentage Beneficially Owned (1) (2)
5% Stockholders:
BlackRock, Inc. (3)	8,079,602	7.8%
Columbia Wanger Asset Management, LLC (4)	7,029,800	6.8%
The Vanguard Group, Inc. (5)	6,687,340	6.4%
Scopia Capital Management L.P. (6)	6,458,993	6.2%
Elliott Associates, L.P. (7)	5,948,591	5.7%

Directors:
Mark A. Bertelsen (8)	52,337	*
Amy Chang (9)	30,083	*
Mark Garrett (10)	55,667	*
Gerald Held (11)	55,667	*
Hilarie Koplow-McAdams (12)	6,848	*
Charles J. Robel (13)	63,920	*
A. Brooke Seawell (14)	56,000	*
Geoffrey W. Squire (15)	155,667	*

Name	Common Stock Beneficially Owned (1)	Percentage Beneficially Owned (1) (2)
Named Executive Officers:
Sohaib Abbasi (16)	1,699,929	1.6%
Michael Berry	—	*
Margaret Breya (17)	118,160	*
Ivan Chong (18)	308,224	*
Earl Fry (19)	666,079	*
Charles Race (20)	97,860	*

All directors and current executive officers as a group (16 persons) (21)	3,577,821	3.4%

*	Less than one percent.
(1)

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of February 27, 2015 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.

(2)	The total number of shares of common stock outstanding as of February 27, 2015 was 104,118,814.
(3)

The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022. This information was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on January 26, 2015.

(4)

The address of Columbia Wanger Asset Management, LLC. is 227 West Monroe Street, Suite 3000, Chicago, IL 60606. This information was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 11, 2015.

(5)

The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355. This information was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 10, 2015.

(6)

The address of Scopia Capital Management LP is 152 West 57th Street, 33rd Floor, New York, NY 10019. This information was obtained from a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 17, 2015.

(7)

The address of Elliott Associates, L.P. is 40 West 57th Street, New York, NY 10019. This information was obtained from a filing made with the SEC pursuant to Section 13(d) of the Exchange Act on February 24, 2015.

(8)	Includes 30,000 shares subject to options that are exercisable within 60 days of February 27, 2015.
(9)	Includes 23,749 shares subject to options that are exercisable within 60 days of February 27, 2015.
(10)	Includes 45,000 shares subject to options that are exercisable within 60 days of February 27, 2015 and 9,000 shares of which he has elected to defer delivery.
(11)	Includes 45,000 shares subject to options that are exercisable within 60 days of February 27, 2015 and 9,000 shares of which he has elected to defer delivery.
(12)	Includes 5,434 shares subject to options that are exercisable within 60 days of February 27, 2015.
(13)	Includes 45,000 shares subject to options that are exercisable within 60 days of February 27, 2015 and 6,000 shares of which he has elected to defer delivery.
(14)	Includes 45,000 shares subject to options that are exercisable within 60 days of February 27, 2015.
(15)	Includes 45,000 shares subject to options that are exercisable within 60 days of February 27, 2015.
(16)	Includes 756,998 shares subject to options that are exercisable within 60 days of February 27, 2015.
(17)	Includes 96,186 shares subject to options that are exercisable within 60 days of February 27, 2015.
(18)	Includes 217,054 shares subject to options that are exercisable within 60 days of February 27, 2015.
(19)	Includes 384,220 shares subject to options that are exercisable within 60 days of February 27, 2015.
(20)	Includes 89,302 shares subject to options that are exercisable within 60 days of February 27, 2015.
(21)	Includes 1,993,650 shares subject to options that are exercisable within 60 days of February 27, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for the Review and Approval of Related Person Transactions

In accordance with Informatica’s Code of Business Conduct, directors, officers and employees should generally avoid conducting Informatica business in which a family member is associated in any significant role, or with other related parties. In addition, pursuant to the charter of Informatica’s Audit Committee, the Audit Committee reviews and approves in advance any proposed related person transactions.

The Audit Committee has adopted a Related Person Transaction Policy to assist the Audit Committee with fulfilling this approval responsibility. The policy addresses the identification and evaluation of related person transactions, as well as guidelines for pre-approved transactions, transactions that may be approved by the chair of the Audit Committee, the employment of immediate family members, and the evaluation criteria the Audit Committee uses in assessing a related person transaction brought before it for approval. These factors include, without limitation: the commercial reasonableness of the transaction and whether the transaction was undertaken in the ordinary course of business; how the transaction was initiated and by whom; the purpose and potential benefits and materiality of the transaction to Informatica; the approximate dollar value of the transaction; the extent to which the related person has an interest in the transaction; the impact of the transaction on any non-employees director’s independence; actual or apparent conflicts of interest as a result of the transaction; and any other factors deemed relevant by the Audit Committee. The Audit Committee determines whether the related person has a material interest in the transaction and may then approve, ratify, rescind or take other action with respect to the transaction in its discretion.

Related person transactions will be disclosed in the applicable SEC filing as required by the rules of the SEC. For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K promulgated by the SEC. The individuals and entities that are considered “related persons” include:

•                  directors, nominees for director and executive officers of Informatica;

•                  any person known to be the beneficial owner of five percent or more of Informatica’s common stock (a “5% Stockholder”); and

•                  any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer and 5% Stockholder.

Related Person Transactions

There have been no reportable related person transactions since the beginning of 2014.

Independence of the Board of Directors

The Board has determined that, with the exception of Sohaib Abbasi, who is our chief executive officer and president, all of its members are “independent directors” as defined in the listing standards of The NASDAQ Stock Market.

In making this determination, the Board considered that Mark A. Bertelsen is a member of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation (“WSGR”). Fees paid by us to WSGR for legal services rendered for the year ended December 31, 2014 were approximately $1.0 million, which represented significantly less than 1% of WSGR’s revenues. We believe the services performed by WSGR were provided in the ordinary course of business on terms no more or less favorable than those available from unrelated parties. In addition, the Board also considered the annual amount of Informatica’s sales to, or purchases from, any company where a non-employee director serves as an executive officer or director or is a substantial stockholder. The Board determined that any such sales or purchases were made in the ordinary course of business and the amount of such sales or purchases in each of the past three fiscal years was less than 5% of Informatica’s or the applicable company’s consolidated gross revenues for the applicable year.

In addition, all of our directors who serve on the Audit Committee, Compensation Committee and Nominating and Governance Committee of the Board are considered to be “independent” based on the applicable listing standards of The NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

The following table shows the fees paid or accrued by Informatica for the audit and other services provided by Ernst & Young LLP (“EY”), Informatica’s independent registered public accounting firm, for 2013 and 2014.

	2013 ($)	2014 ($)
Audit Fees (1)	1,889,000	2,301,000
Audit-Related Fees (2)	168,000	106,000
Tax Fees (3)	1,293,000	1,028,000
All Other Fees	—	—
Total	3,350,000	3,435,000

(1)

Audit fees consist of professional services rendered for the audit of Informatica’s annual financial statements and reviews of its quarterly financial statements. Audit fees also include fees for international statutory audits, consents, assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews and attestation-related services in connection with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)

Audit-related fees consist of assurance and related services performed by EY that are reasonably related to the performance of the audit or review of Informatica’s financial statements, which include fees for accounting consultations, internal control reviews and attest services not required by statute or regulation.

(3)

Tax fees consist of professional services performed by EY with respect to tax compliance and tax planning and advice. Tax compliance includes preparation of original and amended tax returns for Informatica, research and development credit study, tax accounting method change, intangible property valuation, and tax audit assistance. Tax compliance fees totaled approximately $677,000 and $697,000 for 2013 and 2014, respectively. Tax planning and advice includes tax strategy planning and modeling, cash repatriation planning, merger and acquisition related projects, intellectual property tax issues, intercompany and transfer pricing design and foreign employee tax matters. Tax planning and advice totaled $616,000 and $331,000 for 2013 and 2014, respectively.

Pre-Approval of Audit and Non-Audit Services

All audit and non-audit services provided by EY to Informatica must be pre-approved by the Audit Committee. The Audit Committee utilizes the following procedures in pre-approving all audit and non-audit services provided by EY. In the first and third quarters of the fiscal year, the Audit Committee is presented with a detailed listing of the individual audit and non-audit services and fees (separately describing audit-related services, tax services and other services) expected to be provided by EY for that year. On an as-needed basis, during subsequent Audit Committee meetings throughout the year, the Audit Committee is presented with an updated listing of approved services highlighting any new audit and non-audit services to be provided by EY. The Audit Committee reviews these listings and approves the services outlined therein if such services are acceptable to the Audit Committee.

To ensure prompt handling of unexpected matters, the Audit Committee delegates to the Chairman of the Audit Committee the authority to amend or modify the list of audit and non-audit services and approve additional fees of up to $50,000; provided, however, that such additional or amended services may not affect EY’s independence under applicable SEC rules. The Chairman reports any such action taken to the Audit Committee at the subsequent Audit Committee meeting.

All EY services and fees in 2013 and 2014 were pre-approved by the Audit Committee.

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

April 30, 2015

INFORMATICA CORPORATION

By:	/s/ Sohaib Abbasi
Sohaib Abbasi
Chief Executive Officer, President, and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chief Executive Officer, President, and Chairman of the Board of Directors
/s/ Sohaib Abbasi	(Principal Executive Officer)	April 30, 2015
Sohaib Abbasi

Executive Vice President and Chief Financial Officer
/s/ Michael Berry	(Principal Financial and Accounting Officer)	April 30, 2015
Michael Berry

/s/ Mark Bertelsen	Director	April 30, 2015
Mark Bertelsen

/s/ Amy Chang	Director	April 30, 2015
Amy Chang

/s/ Mark Garrett	Director	April 30, 2015
Mark Garrett

/s/ Gerald Held	Director	April 30, 2015
Gerald Held

Director
Hilarie Koplow-McAdams

/s/ Charles Robel	Director	April 30, 2015
Charles Robel

/s/ Brooke Seawell	Director	April 30, 2015
Brooke Seawell

/s/ Geoffrey Squire	Director	April 30, 2015
Geoffrey Squire

INFORMATICA CORPORATION

EXHIBITS TO ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2014

Exhibit Number	Document
3.1

Amended and Restated Certificate of Incorporation of Informatica Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 1 of the Company’s Registration Statement on Form S-1 filed on April 8, 1999, Commission File No. 333-72677).

3.2

Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the aggregate number of shares of the Company’s common stock authorized for issuance from 100,000,000 to 200,000,000 shares (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000, Commission File No. 0-25871).

3.3	Amended and Restated Bylaws of Informatica Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2011, Commission File No. 0-25871).
4.1	Reference is made to Exhibits 3.1 through 3.3.
10.1*

Form of Indemnification Agreement between the Company and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.2*	2009 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2014, Commission File No. 0-25871).
10.3*

Form of 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.4*

Form of 2009 Equity Incentive Plan Stock Option Award Agreement and Notice of Stock Option Award for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.5*

Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.6*

Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Executive Officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2011, Commission File No. 0-25871).

10.7*

Form of 2009 Equity Incentive Plan RSU Award Agreement and Notice of RSU Award for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011, Commission File No. 0-25871).

10.8*‡	Form of 2009 Equity Incentive Plan Performance-Based RSU Award Agreement and Notice of RSU Award.
10.9*	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2008, Commission File No. 0-25871).
10.10	Siperian, Inc. 2003 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on February 11, 2010, Commission File No. 333-164875).
10.11*	1999 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed on February 28, 2008, Commission File No. 0-25871).
10.12*

Form of Letter Agreement Regarding Equity Award Change of Control Vesting between the Company and its Non-Employee Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 25, 2011, Commission File No. 0-25871).

10.13*

Employment Agreement dated July 19, 2004 between the Company and Sohaib Abbasi (incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 5, 2004, Commission File No. 0-25871).

10.14*

Amendment to Sohaib Abbasi Employment Agreement dated December 31, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 26, 2009, Commission File No. 0-25871).

10.15*	Second Amendment to Sohaib Abbasi Employment Agreement dated April 28, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).
10.16*

Form of Amended and Restated Executive Severance Agreement between the Company and each of its executive officers (other than the Chief Executive Officer) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2010, Commission File No. 0-25871).

10.17*	Offer Letter for Margaret Breya dated November 25, 2012 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 28, 2013, Commission File No. 0-25871).
10.18*

Offer Letter for Anil Chakravarthy dated August 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2013, Commission File No. 0-25871).

10.19*‡	Offer Letter for Michael Berry dated October 13, 2014.
10.20*	Description of 2014 Corporate Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014, Commission File No. 0-25871).
10.21*	Description of 2015 Corporate Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2015, Commission File No. 0-25871).
10.22

Credit Agreement, dated as September 26, 2014, by and among Informatica Corporation, each of the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Inc., as Joint Bookrunners and Joint Lead Arrangers. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2014, Commission File No. 0-25871).

10.23

Purchase and Sale Agreement between Informatica Corporation and VII Pacific Shores Investors, L.L.C., dated as of November 17, 2011, as amended (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on February 24, 2012, Commission File No. 0-25871).

21.1‡	List of Subsidiaries.
23.1‡	Consent of Independent Registered Public Accounting Firm.
31.1‡	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2‡	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **‡	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS‡	XBRL Instance.
101.SCH‡	XBRL Taxonomy Extension Schema.
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB‡	XBRL Taxonomy Extension Label Linkbase.
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF‡	XBRL Taxonomy Extension Definition Linkbase.

*	Indicates management contract or compensatory plan or arrangement.
**	Furnished, not filed.
‡	Previously furnished or filed.