Form 10-Q
period 2015-03-31
INFORMATICA CORP
filed 2015-04-30
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
or
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
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$257,236	$368,531
Short-term investments	241,478	353,130
Accounts receivable, net of allowances of $3,549 and $3,465, respectively	164,219	235,705
Deferred tax assets	44,538	46,867
Prepaid expenses and other current assets	32,720	25,447
Total current assets	740,191	1,029,680
Property and equipment, net	155,699	159,708
Goodwill	542,725	551,196
Other intangible assets, net	39,265	43,161
Long-term deferred tax assets	32,677	32,032
Other assets	17,247	13,809
Total assets	$1,527,804	$1,829,586
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,022	$12,009
Accrued liabilities	56,340	60,404
Accrued compensation and related expenses	46,628	88,336
Income taxes payable	2,694	6,895
Deferred revenues	328,007	324,296
Total current liabilities	446,691	491,940
Long-term deferred revenues	17,392	14,679
Long-term income taxes payable	28,347	30,350
Other liabilities	3,577	3,666
Total liabilities	496,007	540,635
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 200,000 shares authorized; 104,212 shares and
108,704 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	104	109
Additional paid-in capital	510,919	773,419
Accumulated other comprehensive loss	(47,994)	(31,789)
Retained earnings	568,768	547,212
Total stockholders’ equity	1,031,797	1,288,951
Total liabilities and stockholders' equity	$1,527,804	$1,829,586
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Software	$103,726	$103,043
Service	146,810	140,054
Total revenues	250,536	243,097
Cost of revenues:
Software	3,376	3,119
Service	40,551	40,229
Amortization of acquired technology	2,750	3,985
Total cost of revenues	46,677	47,333
Gross profit	203,859	195,764
Operating expenses:
Research and development	50,677	45,685
Sales and marketing	97,402	91,584
General and administrative	22,457	20,053
Amortization of intangible assets	1,091	1,536
Acquisitions and other charges	—	89
Total operating expenses	171,627	158,947
Income from operations	32,232	36,817
Interest income	871	1,153
Interest expense	(86)	(127)
Other income (expense), net	368	(84)
Income before income taxes	33,385	37,759
Income tax provision	11,828	12,906
Net income	$21,557	$24,853
Basic net income per common share	$0.20	$0.23
Diluted net income per common share	$0.20	$0.22
Shares used in computing basic net income per common share	105,928	109,164
Shares used in computing diluted net income per common share	107,424	111,935
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$21,557	$24,853
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $1,560 and $(161)	(17,003)	569
Available-for-sale investments:
Change in net unrealized gain, net of tax expense of $(155) and $(57)	251	93
Less: reclassification adjustment for net gain included in net income, net of tax expense of $(2) and $(1)	(3)	(2)
Net change, net of tax expense of $(153) and $(56)	248	91
Cash flow hedges:
Change in unrealized gain, net of tax expense of $(476) and $(550)	771	898
Less: reclassification adjustment for net (gain) loss included in net income, net of tax benefit (expense) of $(137) and $185	(221)	301
Net change, net of tax expense of $(339) and $(735)	550	1,199
Total other comprehensive (loss) income, net of tax effect	(16,205)	1,859
Total comprehensive income, net of tax effect	$5,352	$26,712
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$21,557	$24,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,770	4,300
Stock-based compensation	15,090	14,246
Deferred income taxes	1,169	(2,063)
Tax benefits from stock-based compensation	1,527	284
Excess tax benefits from stock-based compensation	(1,846)	(1,660)
Amortization of intangible assets and acquired technology	3,841	5,521
Changes in operating assets and liabilities:
Accounts receivable	71,486	43,360
Prepaid expenses and other assets	(7,367)	(3,127)
Accounts payable and accrued liabilities	(44,195)	(27,845)
Income taxes payable	(6,703)	(9,101)
Deferred revenues	6,911	13,975
Net cash provided by operating activities	66,240	62,743
Investing activities:
Purchases of property and equipment	(2,330)	(6,200)
Purchases of investments	(17,567)	(104,490)
Investment in equity interest, net	(534)	—
Maturities of investments	29,921	60,180
Sales of investments	99,180	2,752
Net cash provided by (used in) investing activities	108,670	(47,758)
Financing activities:
Net proceeds from issuance of common stock	25,596	23,303
Repurchases and retirement of common stock	(300,000)	(23,323)
Withholding taxes related to restricted stock units net share settlement	(4,719)	(3,056)
Payment of contingent consideration	—	(3,061)
Excess tax benefits from stock-based compensation	1,846	1,660
Net cash used in financing activities	(277,277)	(4,477)
Effect of foreign exchange rate changes on cash and cash equivalents	(8,928)	122
Net (decrease) increase in cash and cash equivalents	(111,295)	10,630
Cash and cash equivalents at beginning of period	368,531	297,818
Cash and cash equivalents at end of period	$257,236	$308,448
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2015, or any other future period. On April 6, 2015, the Company entered into a definitive agreement to be acquired by the Canada Pension Plan Investment Board and investment funds advised by Permira Advisers LLC for $48.75 in cash for each share of our common stock. For further information, see Note 14. Subsequent Events of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
These unaudited, condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company's Annual Report on Form 10-K, as amended, filed with the SEC. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements of the Company. The Company's significant accounting policies are described in Note 2 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Certain reclassifications have been made within the condensed consolidated statement of cash flows to conform to the current year presentation. A change was made to present redemptions by issuers of debt securities held by the Company as part of net cash provided by maturities of investments to reflect that these redemptions are an acceleration of the maturity of the debt investment. Redemptions were previously presented as part of net cash provided by sales of investments. This change in presentation did not affect total net cash used in investing activities and conforming changes have been made for all prior periods presented. Net cash provided by redemptions of $14.0 million was reclassified from sales of investments to maturities of investments for the three months ended March 31, 2014.
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, as part of its simplification initiative and clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license. Existing GAAP does not include explicit guidance about a customer's accounting for fees paid in a

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

cloud computing arrangement. This ASU eliminates the current requirement that customers analogize to the leases standard when determining the assets acquired in a software license arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software licenses element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of this ASU, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The ASU is effective for us beginning in 2016, with early adoption permitted. An entity can elect to adopt the ASU either (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently assessing its pending adoption of ASU 2015-05 on its consolidated financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct reduction from the debt liability, consistent with debt discounts, rather than as an asset. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. This ASU is part of the FASB's initiative to reduce complexity in accounting standards and is effective for the Company beginning in 2016 and early adoption is permitted. The standard requires full retrospective adoption, meaning the standard is applied to all periods presented. The Company is currently assessing its pending adoption of ASU 2015-03 on its consolidated financial statements and disclosures.
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
There have been no other changes to the Company's significant accounting policies since the end of 2014.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of March 31, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$1,369	$1,369	$—	$—
Time deposits (ii)	21,773	21,773	—	—
Marketable debt securities (ii)	223,705	—	223,705	—
Total money market funds, time deposits, and marketable debt securities	246,847	23,142	223,705	—
Foreign currency derivatives (iii)	555	—	555	—
Total assets	$247,402	$23,142	$224,260	$—
Liabilities:
Foreign currency derivatives (iv)	$204	$—	$204	$—
Total liabilities	$204	$—	$204	$—
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$15,344	$15,344	$—	$—
Time deposits (ii)	26,395	26,395	—	—
Marketable debt securities (ii)	326,735	—	326,735	—
Total money market funds, time deposits, and marketable debt securities	368,474	41,739	326,735	—
Foreign currency derivatives (iii)	310	—	310	—
Total assets	$368,784	$41,739	$327,045	$—
Liabilities:
Foreign currency derivatives (v)	$915	$—	$915	$—
Total liabilities	$915	$—	$915	$—
____________________

(i)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

(ii)	Included in either cash and cash equivalents or short-term investments on the condensed consolidated balance sheets.

(iii)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(iv)	Included in accrued liabilities on the consolidated balance sheets.

(v)	Included in accrued liabilities and other liabilities on the consolidated balance sheets.

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
There were no transfers between Level 1 and Level 2 categories during the three months ended March 31, 2015 and 2014.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's short-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three months ended March 31, 2015 and 2014 were negligible. The cost of securities sold was determined based on the specific identification method.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of March 31, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$251,867	$—	$—	$251,867
Cash equivalents:
Money market funds	1,369	—	—	1,369
Commercial Paper	4,000	—	—	4,000
Total cash equivalents	5,369	—	—	5,369
Total cash and cash equivalents	257,236	—	—	257,236
Short-term investments:
Certificates of deposit	1,920	—	—	1,920
Commercial paper	8,992	—	—	8,992
Corporate notes and bonds	114,165	157	(86)	114,236
Federal agency notes and bonds	29,072	35	(6)	29,101
Time deposits	21,773	—	—	21,773
Municipal notes and bonds	65,363	98	(5)	65,456
Total short-term investments	241,285	290	(97)	241,478
Total cash, cash equivalents, and short-term investments	$498,521	$290	$(97)	$498,714

The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of December 31, 2014 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$353,187	$—	$—	$353,187
Cash equivalents:
Money market funds	15,344	—	—	15,344
Total cash equivalents	15,344	—	—	15,344
Total cash and cash equivalents	368,531	—	—	368,531
Short-term investments:
Certificates of deposit	1,920	—	—	1,920
Commercial paper	1,996	—	—	1,996
Corporate notes and bonds	196,401	84	(371)	196,114
Federal agency notes and bonds	51,987	13	(44)	51,956
Time deposits	26,395	—	—	26,395
Municipal notes and bonds	74,639	128	(18)	74,749
Total short-term investments	353,338	225	(433)	353,130
Total cash, cash equivalents, and short-term investments	$721,869	$225	$(433)	$721,661
See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements for further information regarding the fair value of the Company's financial instruments.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at March 31, 2015 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$32,411	$(83)
Federal agency notes and bonds	12,009	(6)
Municipal notes and bonds	6,542	(5)
Total	$50,962	$(94)
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for greater than twelve months, at March 31, 2015 (in thousands):

	Greater Than 12 months
	Fair Value	Gross Unrealized Losses
Corporate notes and bonds	$1,026	$(3)
Total	$1,026	$(3)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at March 31, 2015 (in thousands):

	Cost	Fair Value
Due within one year	$152,265	$152,363
Due in one year to two years	66,507	66,541
Due after two years	22,513	22,574
Total	$241,285	$241,478

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of March 31, 2015 and December 31, 2014 are as follows (in thousands, except years):

	March 31, 2015			December 31, 2014			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$145,875	$(114,919)	$30,956	$145,929	$(112,169)	$33,760	6
Other Intangible Assets:
Customer relationships	45,177	(40,659)	4,518	45,178	(39,766)	5,412	5
All other (i)	19,145	(15,354)	3,791	19,145	(15,156)	3,989	4-9
Total other intangible assets	64,322	(56,013)	8,309	64,323	(54,922)	9,401
Total intangible assets, net	$210,197	$(170,932)	$39,265	$210,252	$(167,091)	$43,161
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.

Total amortization expense related to intangible assets was $3.8 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of March 31, 2015, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets (ii)	Total Intangible Assets
Remaining 2015	$7,615	$3,210	$10,825
2016	8,883	2,449	11,332
2017	6,870	1,152	8,022
2018	4,756	729	5,485
2019	2,331	449	2,780
Thereafter	501	320	821
Total expected amortization expense	$30,956	$8,309	$39,265
____________________

(ii)	Other Intangible Assets includes customer relationships, vendor relationships, trade names, covenants not to compete, and patents.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows (in thousands):

March 31, 2015
Beginning balance as of December 31, 2014	$551,196
Goodwill from acquisition	—
Subsequent goodwill adjustments	(8,471)
Ending balance as of March 31, 2015	$542,725
During the three months ended March 31, 2015, the Company recorded subsequent goodwill net reductions of $8.5 million primarily related to foreign currency translation adjustments. The goodwill is partially deductible for tax purposes. See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion of goodwill from acquisitions.
Note 4.  Borrowings
Credit Agreement
On September 26, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 26, 2019. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans available on a same day basis of up to $10.0 million and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were outstanding under the Credit Agreement as of March 31, 2015, and a total of $220.0 million remained available for borrowing.
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
The Credit Agreement contains customary representations and warranties, covenants, and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of a payment default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable to base rate loans for any other overdue amounts. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2015.
For further information, see Note 14. Subsequent Events of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended March 31, 2015, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive loss as of December 31, 2014	$(31,312)	$(129)		$(348)		$(31,789)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax benefit (expense) of $1,560, $(155) and $(476)	(17,003)	251		771		(15,981)
Net gain reclassified from accumulated other comprehensive income (loss), net of tax expense of $ —, $(2) and $(137)	—	(3)	(i)	(221)	(ii)	(224)
Total other comprehensive income (loss), net of tax effect (iii)	(17,003)	248		550		(16,205)
Accumulated other comprehensive income (loss) as of March 31, 2015	$(48,315)	$119		$202		$(47,994)
____________________

(i)	The before-tax gain of $5 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax gain of $87 and $271 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended March 31, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive income (loss) as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax expense of $(161), $(57) and $(550)	569	93		898		1,560
Net (gain) loss reclassified from accumulated other comprehensive income (loss), net of tax benefit (expense) of $ —, $(1) and $185	—	(2)	(i)	301	(ii)	299
Total other comprehensive income (loss), net of tax effect (iii)	569	91		1,199		1,859
Accumulated other comprehensive income (loss) as of March 31, 2014	$(2,310)	$154		$803		$(1,353)
____________________

(i)	The before-tax loss of $3 was included in other expense, net on the condensed consolidated statements of income.

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
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of March 31, 2015, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of twelve months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $41.0 million and $45.9 million of Indian rupees as of March 31, 2015 and December 31, 2014, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were to buy $10.4 million and $10.6 million of Indian rupees at March 31, 2015 and December 31, 2014, respectively. The notional amounts of foreign currency contracts open at period end in U.S. dollar equivalents were to sell $6.2 million of Indian rupees and $57.1 million of Euros at March 31, 2015 and December 31, 2014, respectively.
The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(iii)
Derivatives designated as hedging instruments	$385	$14	$141	$761
Derivatives not designated as hedging instruments	170	190	169	154
Total fair value of derivative instruments	$555	$204	$310	$915
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.

(iii)	Included in accrued liabilities and other liabilities on the condensed consolidated balance sheets.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the offsetting of derivative assets as of March 31, 2015 and December 31, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(i)	Cash Collateral Pledged	Net Amount
As of March 31,
2015:
Foreign exchange contracts	$555	$—	$555	$(78)	$—	$477
As of December 31,
2014:
Foreign exchange contracts	$310	$—	$310	$(62)	$—	$248
____________________

(i)
The balances at March 31, 2015 and December 31, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

The following table sets forth the offsetting of derivative liabilities as of March 31, 2015 and December 31, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(ii)	Cash Collateral Pledged	Net Amount
As of March 31,
2015:
Foreign exchange contracts	$204	$—	$204	$(78)	$—	$126
As of December 31,
2014:
Foreign exchange contracts	$915	$—	$915	$(62)	$—	$853
____________________

(ii)
The balances at March 31, 2015 and December 31, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive income (loss) and condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amount of gain recognized in other comprehensive income (effective portion)	$1,247	$1,448
Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of service revenues and operating expenses (effective portion)	$358	$(486)
Amount of gain on derivatives due to hedge ineffectiveness recognized in cost of service revenues and operating expenses	$116	$—
No amounts were excluded from the assessment of hedge effectiveness during the three months ended March 31, 2015 and 2014.

The before-tax loss recognized in other expense, net for non-designated foreign currency forward contracts for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gain (loss) recognized in other expense, net	$(77)	$75
See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements for a further discussion.
Note 7.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of the Company's outstanding common stock, with such authorizations aggregating to $300 million. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under our stock repurchase program. Subsequently in February 2015, we entered into separate accelerated stock repurchase ("ASR") agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The final number of shares to be repurchased will be based on our volume-weighted average stock price less a discount during the term of the transactions. This final settlement of shares is expected to occur no later than the end of the second quarter of 2015.
The repurchase program authorized by the Board of Directors does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. As of March 31, 2015, $200 million of the previous authorizations remained available for future repurchases.

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
The fair value of RSUs is the grant date closing price of our common stock. Beginning in the first quarter of 2015, the Company granted two types of PRSUs. The fair value of PRSUs, with service and performance conditions, is the grant date closing price of our common stock. The grant date fair value of the PRSUs requiring the satisfaction of service, performance, and market conditions was determined by using a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements. The Company recognizes expense related to RSUs using a straight-line method over the vesting term of the awards. The Company recognizes expense for PRSUs, with service and performance conditions, based on the probability of achieving the performance criteria, as defined in the PRSU agreements. The Company recognizes expense for PRSUs with service, performance, and market conditions based on the probability of achieving the performance conditions as long as the requisite service is rendered, even if the market conditions are not met. PRSUs are expensed using the graded vesting attribution method over the requisite service period.
The Company records stock-based compensation for options, RSUs and PRSUs granted net of estimated forfeiture rates. ASC 718, Stock Compensation, requires the Company to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates.
The fair value of the Company’s stock-based awards was estimated based on the following assumptions:

	Three Months Ended March 31,
	2015	2014
Option grants:
Expected volatility	31%	37 - 40%
Expected dividends	—	—
Expected term of options (in years)	3.5	3.5
Risk-free interest rate	1.1%	1.0%
ESPP: (i)
Expected volatility	29%	36%
Expected dividends	—	—
Expected term of ESPP (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
PRSUs with market conditions:
Expected volatility	30% - 39%	—
Expected dividends	—	—
Risk-free interest rate	1.0%	—
____________________

(i)	ESPP purchases are scheduled for the last day of January and July of each year.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The allocations of the stock-based compensation, net of estimated income tax benefit, for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of service revenues	$1,539	$1,464
Research and development	5,060	4,662
Sales and marketing	4,769	4,706
General and administrative	3,722	3,414
Total stock-based compensation	15,090	14,246
Estimated tax benefit of stock-based compensation	(4,040)	(3,862)
Total stock-based compensation, net of estimated tax benefit	$11,050	$10,384
Stock Option Activity
A summary of stock option activity through March 31, 2015 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,186	$35.82	4.25	$31,514
Granted	464	$42.50
Exercised	(601)	$22.96
Forfeited or expired	(208)	$36.17
Outstanding at March 31, 2015	6,841	$37.40	4.24	$48,057
Exercisable at March 31, 2015	3,950	$36.99	3.41	$30,817
Restricted Stock Unit Activity
A summary of RSU activity, excluding PRSUs, through March 31, 2015 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	2,513	—
Awarded	835	$42.50
Released	(167)	$40.30
Forfeited	(129)	$37.60
Outstanding at March 31, 2015	3,052	—
Performance-Based Restricted Stock Unit Activity
During the first quarter of 2015, the Company granted approximately 237,000 target PRSUs.

•
Approximately 149,000 of these PRSUs have a performance period that is the 2015 fiscal year. If certain performance goals are met, PRSUs would become eligible to vest, and vest ratably over four years on the annual anniversary dates of the vesting commencement date, contingent upon the recipient’s continued service to the company. Certain participants have the ability to receive up to 125% of the target number of shares originally granted. The Compensation Committee of the Board of Directors will certify actual performance achievement for these PRSUs in the first quarter of 2016. The weighted-average grant date fair value of these PRSUs was $43.06 per share.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Approximately 88,000 of these PRSUs have a performance period that is the three year period beginning with January 1, 2015 through December 31, 2017 with certain revenue based performance goals and the achievement of an objective relative total stockholder return against other companies in the S&P Software & Services Select Index measured over a three-year performance period. Participants have the ability to receive up to 188% of the target number of shares originally granted. The Compensation Committee of the Board of Directors will certify actual performance achievement for these PRSUs in the first quarter of 2018, after which they will vest immediately in full. The weighted-average grant date fair value of 2015 PRSUs was $46.93 per share, which was determined using a Monte Carlo simulation model.

During the first quarter of 2014, the Company granted approximately 223,000 target PRSUs. The performance period for the PRSUs granted in 2014 was the 2014 fiscal year. In the first quarter of 2015, the Compensation Committee of the Board of Directors certified actual performance achievement for PRSUs granted in 2014, and as a result, 138,000 shares became eligible to vest. The achieved PRSUs vest ratably over two or four years on the annual anniversary dates of the grant, contingent upon the recipient’s continued service to the Company. Certain participants had the ability to receive up to 125% to 150% of the target number of shares originally granted. The weighted-average grant date fair value of PRSUs granted in 2014 was $38.25 per share.
A summary of PRSU activity based upon PRSUs granted in 2013 and 2014, certified and actually achieved through the three months ended March 31, 2015 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2014	306
Achieved	138
Released	(136)
Forfeited	(20)
Outstanding at March 31, 2015	288
The fair value of PRSUs released during the three months ended March 31, 2015 was approximately $5.1 million.
A summary of PRSU activity through the three months ended March 31, 2015 for awards that have not been certified by the Compensation Committee of the Board of Directors as achieved is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2014	—
Granted	237
Forfeited	(2)
Outstanding at March 31, 2015	235
As of March 31, 2015, there were approximately 523,000 unvested PRSUs with a fair value of $21.3 million.
Note 9.  Income Taxes
The Company's effective tax rates were 35% and 34% for the three months ended March 31, 2015 and 2014, respectively. The rates for the three months ended March 31, 2015 were similar to the federal statutory rate of 35% as the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction were offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The tax rates for both periods do not include the federal research and development tax credit benefit as the credit was not reinstated for the respective interim periods.
The Company is a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This causes the Company's effective tax rate to be sensitive to its geographic mix of earnings. The geographic mix of earnings is impacted by the fluctuation in currency exchange rates between the U.S. dollar and the functional currencies of the Company's foreign subsidiaries. The Company's results of operations will continue to be adversely affected to the extent that its geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions. As of March 31, 2015, the Company has not provided for residual U.S. taxes in any of these lower-tax jurisdictions since it intends to indefinitely reinvest the net undistributed earnings of its foreign subsidiaries offshore.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance in the quarter ended March 31, 2015, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the quarter ended March 31, 2015, consistent with prior periods, it was considered more likely than not that the Company's deferred tax assets would be realized except for any increase to the deferred tax assets related to the California research and development credit and certain operating losses incurred outside of the United States. A valuation allowance has been recorded against this portion of the state tax credit, even though this attribute has an indefinite life. In addition, the Company recorded a valuation allowance related to the deferred tax assets attributable to certain operating losses incurred outside of the United States.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $27.6 million and $27.1 million as of March 31, 2015 and 2014, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of March 31, 2015 and 2014 were approximately $2.1 million and $2.3 million, respectively. As of March 31, 2015, the gross unrecognized tax benefit was approximately $35.9 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of March 31, 2015.
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
Note 10.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income	$21,557	$24,853
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	105,928	109,164
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	928	654
Dilutive effect of employee stock options	568	2,117
Shares used in computing diluted net income per common share	107,424	111,935
Basic net income per common share	$0.20	$0.23
Diluted net income per common share	$0.20	$0.22
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	3,898	4,653

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of March 31, 2015 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2015	$8,634
2016	9,504
2017	8,102
2018	7,511
2019	6,003
Thereafter	8,034
Total future minimum operating lease payments	$47,788
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of March 31, 2015 and December 31, 2014 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of March 31, 2015. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
Litigation is subject to inherent uncertainties. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position and results of operation for the period in which the unfavorable outcome occurred, and potentially in future periods. See Note 14. Subsequent Events of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
No customer accounted for more than 10% of revenue in the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 35% and 37% of total revenues in the first quarter of 2015 and 2014, respectively.
Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
North America	$163,874	$153,844
Europe, the Middle East, and Africa	56,705	60,202
Other	29,957	29,051
Total revenues	$250,536	$243,097
Property and equipment, net by geographic region are summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Property and equipment, net:
North America	$141,803	$143,482
Europe, the Middle East, and Africa	9,058	10,902
Other	4,838	5,324
Total property and equipment, net	$155,699	$159,708

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
Note 14.  Subsequent Events
Merger Agreement
On April 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Italics Inc. (“Newco”) and Italics Merger Sub Inc., a wholly owned subsidiary of Newco (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Newco.
At the effective time of the Merger, each share of the Company’s common stock issued and outstanding as of immediately prior to the effective time, subject to certain exceptions, will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $48.75, without interest thereon. Generally, all outstanding employee stock options immediately before the effective date of the transaction will be canceled and converted into a right to receive an amount in cash equal to $48.75 per stock option, without interest, less the exercise price. All stock options with an exercise price greater than $48.75 will be canceled without payment. Generally, the performance and market conditions for the PRSUs granted during 2015 will be deemed achieved at 100% of the applicable target levels unless the applicable agreements governing the PRSUs specify a greater level of achievement, in which case this greater number of PRSUs will be deemed achieved. All vested RSUs and vested PRSUs (as determined by the Merger Agreement) will be canceled and converted into a right to receive cash in an amount equal to $48.75 per RSU and PRSU, without interest. Generally, the remaining unvested RSUs and PRSUs will be assumed and converted to a right to receive cash equal to $48.75 per award subject to continued employment through the accelerated vesting period. For purposes of the unvested RSUs and PRSUs, each vest date underlying the applicable awards will be accelerated by 12 months.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company will terminate the current ESPP purchase period on the effective time of the Merger Agreement. The current ESPP purchase period, which is otherwise scheduled to end July 31, 2015, will continue until the earlier of July 31, 2015 or immediately before the effective date of the transaction, and each participant's accumulated payroll deductions shall be used to purchase the Company's common stock in accordance with the terms of the ESPP; such shares shall be treated the same as all other common shares. No further purchase periods will commence under the ESPP on or following April 6, 2015. See Note 8. Stock-Based Compensation of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Newco and Merger Sub have secured committed financing, consisting of a combination of equity to be provided by the Canada Pension Plan Investment Board (“CPPIB”) and investment funds (the “Permira Funds”) advised by Permira Advisers LLC and debt financing from BofA Merrill Lynch, Goldman Sachs, Credit Suisse, Macquarie Capital, Morgan Stanley, Nomura, RBC and Deutsche Bank, the aggregate proceeds of which, together with the Company’s available cash, cash equivalents or marketable securities will be sufficient for Newco and Merger Sub to pay the aggregate merger consideration and all related fees and expenses.  Newco and Merger Sub have committed to use their reasonable best efforts to obtain the debt financing on the terms and conditions described in the debt commitment letter entered into as of April 6, 2015. The transaction is not subject to a financing condition.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in the European Union, Turkey, Russia and Israel, the receipt of written notice from the Committee on Foreign Investment in the United States that it has concluded its review of the joint voluntary notice that will be made by the parties to the Merger Agreement pursuant to Section 721 of the Defense Production Act, as amended, with a determination that there are no unresolved national security concerns with respect to the transaction contemplated by the Merger Agreement, and approval by the Company’s stockholders.
The Company has made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of the Company’s business prior to the effective time of the Merger. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for a Superior Proposal (as such term is defined in the Merger Agreement).
The Merger Agreement contains certain termination rights for the Company and Newco. Under specified circumstances, the Company will be required to pay Newco a termination fee of $160 million. This fee will become payable by the Company, in each case subject to the terms and conditions of the Merger Agreement, if before receiving stockholder approval of the Merger the Company terminates the Merger Agreement in connection with a competing acquisition transaction or Newco terminates the Merger Agreement in connection with a breach of covenant by the Company that would cause a failure of our closing conditions to be satisfied, in each case a competing acquisition transaction has been publicly announced, and within one year of termination the Company completes a competing acquisition transaction, or enters into an agreement for a competing acquisition transaction that is subsequently consummated, the Company terminates the Merger Agreement to take a Superior Proposal, or Newco terminates the Merger Agreement in connection with the Company’s board of directors failing to make, or withdrawing, its recommendation of the Merger.
Under other specified circumstances, Newco will be required to pay the Company a termination fee of $320 million.  This fee will become payable by Newco, in each case subject to the terms and conditions of the Merger Agreement, if the Company terminates the Merger Agreement, provided that Newco is not permitted to terminate the Merger Agreement at such time, in connection with a breach by Newco that would cause a failure of Newco’s closing conditions to be satisfied, or if the Company terminates the Merger Agreement in connection with the Termination Date (as defined below), and at the time of termination we would have been entitled to terminate due to Newco’s breach such that Newco’s closing conditions would not be satisfied or due to Newco’s failure to close the Merger notwithstanding the satisfaction of our closing conditions and Newco’s obligation to close.
CPPIB and the Permira Funds have provided the Company with a fee funding agreement in favor of Informatica (the “Fee Funding Agreement”). In the aggregate, the Fee Funding Agreement guarantees the payment of the termination fee payable by Newco, any interest that may be due thereon and certain reimbursement obligations that may be owed by Newco to the Company pursuant to the Merger Agreement.  The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that the Company may only cause Newco to fund the equity financing if certain conditions are satisfied, including the funding or availability of the debt financing at closing.
In addition to the foregoing termination rights, and subject to certain limitations, the Company or Newco may terminate the Merger Agreement if the Merger is not consummated on or before the first business day after October 6, 2015 (the “Termination Date”).

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement attached as an exhibit to the Current Report on Form 8-K filed with the SEC on April 7, 2015.
The terms of the Credit Agreement entered into on September 26, 2014 define a change in control as an event of default. At the effective time of the Merger, the lenders are allowed to terminate their commitments under the agreement and declare any then outstanding loans along with the accrued interest and fees to be due and payable immediately in whole or in part. See Note 4. Borrowings of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion of our Credit Agreement.
Stockholder Lawsuits
On April 16, 2015, two stockholder class action complaints were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of the Company’s stockholders: Luciano Scotto v. Sohaib Abbasi et al., Case No. 10913 (filed April 16, 2015) and Janice Ridgeway v. Informatica Corporation et al., Case No. 10917 (filed April 16, 2015).   The complaints generally allege that, in connection with the proposed acquisition of the Company by Newco, the Informatica directors breached their fiduciary duties owed to the Company’s stockholders by agreeing to sell the company for purportedly inadequate consideration, engaging in a flawed sales process, and agreeing to a number of purportedly preclusive deal protection devices.  The complaints further allege that Newco, Merger Sub, the Permira Funds, CPPIB, and the Company aided and abetted the Board of Directors in the alleged breaches of fiduciary duties.  The complaints seek, among other things, an order enjoining the close of the proposed transaction or, in the event that the proposed transaction is consummated, an award of rescission and/or rescissory damages.
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

We license our software and provide services to end-user customers in a wide variety of industries located in over 80 countries, including automotive, energy and utilities, entertainment/media, financial services, healthcare, insurance, manufacturing, public sector, retail, services, technology, telecommunications, and travel/transportation. In the first quarter of 2015, our largest vertical industry sectors for new license orders were financial services, healthcare and manufacturing. Approximately 65% and 63% of our total revenue in the first quarter of 2015 and 2014, respectively, was from North America, which includes the U.S. and Canada. Historically, most of our international revenue has been generated in Europe, the Middle East and Africa (EMEA). No customer accounted for more than 5% of total revenue in the first quarter of 2015 or the full year 2014, 2013, and 2012. On occasion, foreign currency exchange rates have been particularly volatile and have affected our financial results. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term, and we expect current exchange rate conditions to continue to adversely impact our revenue growth for the full year of 2015. Our strategic partners include systems integrators, resellers and distributors, original equipment manufacturers (OEMs), and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors.
Total revenues in the first quarter of 2015 increased by 3% to $250.5 million compared to $243.1 million for the same period in 2014. Our software revenues slightly increased by 1% in the first quarter of 2015 from the same period in 2014 due to a 47% increase in subscription revenues, partially offset by a 7% decline in license revenues. Service revenues increased by 5% in the first quarter of 2015 from the same period in 2014 due to a 6% growth in maintenance revenues and a 2% increase in consulting and education services.
For the first quarter of 2015 and 2014, our income from operations calculated in accordance with U.S. generally accepted accounting principles (GAAP) was $32.2 million and $36.8 million, respectively. Our non-GAAP income from operations was $52.5 million and $56.7 million in the first quarter of 2015 and 2014, respectively. For the first quarter of 2015 and 2014, our GAAP net income was $21.6 million and $24.9 million, respectively. Our non-GAAP net income was $36.9 million and $39.5 million in the first quarter of 2015 and 2014, respectively. See Non-GAAP Financial Measures below for a reconciliation of GAAP to non-GAAP financial measures.
We believe that recent trends in technology are enhancing our growth opportunities. In particular, the continued adoption of cloud services, the diversity of customer, social and mobile interaction data, the richness of big data and the vulnerabilities in securing data are redefining business computing. We are focused on four distinct market opportunities for long-term growth aligned with these trends: cloud integration, MDM, data integration for next-generation analytics and data security. Our growth strategies include expanding to more cloud ecosystems and delivering more types of cloud services; offering more MDM solutions for critical business priorities, the cloud and big data; delivering more productivity tools for big data for IT developers and more data preparation capabilities for business users; and securing more types of data and offering innovative security intelligence capabilities. Recently, we launched Informatica Rev to empower business users to be self-sufficient in data integration and preparation for analytics, and in the second quarter of 2015, we plan to release Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.
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
Proposed Merger
On April 6, 2015, we entered into a definitive agreement to be acquired by the Canada Pension Plan Investment Board and investment funds advised by Permira Advisers LLC for $48.75 in cash for each share of our common stock. Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in the European Union, Turkey, Russia and Israel, the receipt of written notice from the Committee on Foreign Investment in the United States that it has concluded its review of the joint voluntary notice that will be made by the parties to the Merger Agreement pursuant to Section 721 of the Defense Production Act, as amended, with a determination that there are no unresolved national security concerns with respect to the transaction contemplated by the Merger Agreement, and approval by Informatica’s stockholders.
See Note 14 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for additional details.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States, which require us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these assumptions, judgments, and estimates are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Any material differences between these estimates and actual results will impact our consolidated financial statements. On a regular basis, we evaluate our estimates, judgments, and assumptions and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the estimates, judgments, and assumptions involved in the accounting for revenue recognition, income taxes, business combinations, impairment of goodwill and intangible assets, stock-based compensation, and allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. The critical accounting estimates associated with these policies are discussed in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014.
There have been no changes to our critical accounting policies since the end of 2014.
Recent Accounting Pronouncements
For recent accounting pronouncements, see Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Results of Operations
The following table presents certain financial data for the three months ended March 31, 2015 and 2014 as a percentage of total revenues:

	Three Months Ended March 31,
	2015	2014
Revenues:
Software	41%	42%
Service	59	58
Total revenues	100	100
Cost of revenues:
Software	1	1
Service	17	16
Amortization of acquired technology	1	2
Total cost of revenues	19	19
Gross profit	81	81
Operating expenses:
Research and development	20	19
Sales and marketing	39	38
General and administrative	9	8
Amortization of intangible assets	—	1
Acquisitions and other charges	—	—
Total operating expenses	68	66
Income from operations	13	15
Interest income	—	—
Interest expense	—	—
Other income (expense), net	—	—
Income before income taxes	13	15
Income tax provision	4	5
Net income	9%	10%
Revenues
Total revenues in the first quarter of 2015 increased by 3% to $250.5 million compared to $243.1 million for the same period in 2014. Our software revenues slightly increased by 1% in the first quarter of 2015 from the same period in 2014 due to a 47% increase in subscription revenues, partially offset by a 7% decline in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. The decrease in license revenues was primarily due to a decrease in the number of transactions and foreign currency fluctuations partially offset by an increase in the average transaction price of license transactions. Service revenues increased by 5% in the first quarter of 2015 from the same period in 2014 due to a 6% growth in maintenance revenues and a 2% increase in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the increase in consulting and education services revenues was primarily due to higher customer demand for consulting services, partially offset by a slight decrease in education services revenue.

The average transaction amount for license orders greater than $100,000 in the first quarter of 2015, including upgrades for which we charge customers an additional fee, increased to $558,000 from $411,000 in the first quarter of 2014. The number of software transactions greater than $1.0 million increased to 17 in the first quarter of 2015 from 13 in the same period of 2014. We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.

The following table and discussion compare our revenues for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Software revenues:
License	$82,379	$88,511	(7)%
Subscription	21,347	14,532	47%
Total software revenues	103,726	103,043	1%
Service revenues:
Maintenance	115,351	109,271	6%
Consulting and education	31,459	30,783	2%
Total service revenues	146,810	140,054	5%
Total revenues	$250,536	$243,097	3%
Software Revenues
Our software revenues were $103.7 million (or 41% of total revenues) for the three months ended March 31, 2015 compared to $103.0 million (or 42% of total revenues) for the three months ended March 31, 2014, representing an increase of $0.7 million (or 1%).
License Revenues
Our license revenues decreased to $82.4 million (or 33% of total revenues) for the three months ended March 31, 2015 from $88.5 million (or 36% of total revenues) for the three months ended March 31, 2014. The decrease in license revenues of $6.1 million (or 7%) for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a decrease in the number of transactions and foreign currency fluctuations partially offset by an increase in the average transaction price of license transactions.
Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and data-as-a-service offerings, increased to $21.3 million (or 9% of total revenues) for the three months ended March 31, 2015 compared to $14.5 million (or 6% of total revenues) for the three months ended March 31, 2014. The increase of $6.8 million (or 47%) in subscription revenues for the three months ended March 31, 2015, compared to the same period in 2014 was primarily due to an increase in the installed base of subscription customers and higher customer demand.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $115.4 million (or 46% of total revenues) for the three months ended March 31, 2015 compared to $109.3 million (or 45% of total revenues) for the three months ended March 31, 2014. The increase of $6.1 million (or 6%) in maintenance revenues for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the increasing size of our installed customer base.
Consulting and Education Revenues
Consulting and education revenues increased to $31.5 million (or 13% of total revenues) for the three months ended March 31, 2015 compared to $30.8 million (or 13% of total revenues) for the three months ended March 31, 2014. The increase of $0.7 million (or 2%) in consulting and education revenues for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to higher customer demand for consulting services, partially offset by a slight decrease in education services revenue.
International Revenues
Our international revenues were $86.7 million (or 35% of total revenues) and $89.3 million (or 37% of total revenues) for the three months ended March 31, 2015 and 2014, respectively. The decrease of $2.6 million (or 3%) in international revenues for the three months ended March 31, 2015 compared to the same period in 2014 was due to a decrease in software revenues in Latin America and EMEA and a decrease in service revenues in EMEA. The decrease in software revenues in Latin America was driven by a decline in license revenues due primarily to the deferral of revenue for certain deals. The decrease in service revenues in EMEA was primarily driven by a decrease in maintenance revenues principally due to foreign currency fluctuations offset by an increase in our installed customer base. The decreases in software and service revenues were offset by an increase in Asia-Pacific due to broader adoption of our software products and increase in our installed customer base.
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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at March 31, 2015 were approximately $365.5 million compared to $339.3 million at March 31, 2014 and $374.9 million at December 31, 2014. The change in the first quarter of 2015 from the comparable period of 2014 was primarily due to increases in deferred software and service revenues, partially offset by a decrease in aggregate backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Cost of software revenues	$3,376	$3,119	8%
Cost of service revenues	40,551	40,229	1%
Amortization of acquired technology	2,750	3,985	(31)%
Total cost of revenues	$46,677	$47,333	(1)%
Cost of software revenues, as a percentage of software revenues	3%	3%	—%
Cost of service revenues, as a percentage of service revenues	28%	29%	(1)%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities and other vendors that provide content for our data-as-a-service offerings. Cost of software revenues increased to $3.4 million (or 3% of software revenues) for the three months ended March 31, 2015 compared to $3.1 million (or 3% of software revenues) in the same period of 2014. The $0.3 million (or 8%) increase for the three months ended March 31, 2015 compared to the same period in 2014, was primarily due to a $0.6 million increase in software royalties, partially offset by a $0.3 million decrease in fees paid to third party vendors for hosting services and documentation costs.

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
Cost of service revenues increased to $40.6 million (or 28% of service revenues) in the first quarter of 2015 compared to $40.2 million (or 29% of service revenues) in the same period of 2014. The $0.3 million (or 1%) increase in the first quarter of 2015 compared to the same period of 2014 was primarily due to a $1.5 million increase in personnel related costs (including stock-based compensation) and a $0.6 million increase in general overhead costs, which were offset by a $1.8 million decrease in subcontractor fees.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Amortization of acquired technology	$2,750	$3,985	(31)%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology decreased to $2.8 million for the three months ended March 31, 2015 from $4.0 million in the same period of 2014. The decrease of $1.2 million (or 31%) for the three months ended March 31, 2015, compared to the same period of 2014 was primarily due to a $0.9 million decrease in amortization of certain technologies that were fully amortized after March 31, 2014, and a $0.8 million net decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up when the technology is first acquired. These decreases were offset by a $0.5 million increase in amortization relating to technologies acquired from StrikeIron and Proact after March 31, 2014. See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information regarding our acquisitions.
Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Research and development	$50,677	$45,685	11%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $50.7 million (or 20% of total revenues) for the three months ended March 31, 2015 compared to $45.7 million (or 19% of total revenues) for the three months ended March 31, 2014. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $5.0 million (or 11%) increase in the first quarter of 2015 compared to the same period of 2014 was primarily due to a $5.5 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount offset by a $0.5 million decrease in outside services. A portion of the $5.5 million increase is related to investments in our new products.

Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Sales and marketing	$97,402	$91,584	6%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $97.4 million (or 39% of total revenues) for the three months ended March 31, 2015 compared to $91.6 million (or 38% of total revenues) for the three months ended March 31, 2014.
The $5.8 million (or 6%) increase for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $4.2 million increase in personnel-related costs (including stock-based compensation), a $0.9 million increase in outside services and marketing programs, and a $0.7 million increase in general overhead costs.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
General and administrative	$22,457	$20,053	12%
Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $22.5 million (or 9% of total revenues) for the three months ended March 31, 2015 compared to $20.1 million (or 8% of total revenues) for the three months ended March 31, 2014.
The $2.4 million (or 12%) increase for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $1.4 million increase for professional fees related to non-routine corporate governance and stockholder matters, a $0.8 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount, and a $0.2 million increase in general overhead costs.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Amortization of intangible assets	$1,091	$1,536	(29)%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets decreased to $1.1 million (or 0% of total revenues) for the three months ended March 31, 2015 from $1.5 million (or 1% of total revenues) for the three months ended March 31, 2014. .
The decrease of $0.4 million (or 29%) in amortization of intangible assets for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a $0.5 million decrease in amortization of certain intangibles that were fully amortized after March 31, 2014 and a $0.4 million decrease in amortization of certain intangibles which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up when the technology is first acquired. These decreases were offset by a $0.5 million increase in amortization of intangibles acquired from StrikeIron and Proact after March 31, 2014. See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information regarding our acquisitions.

Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Acquisitions and other charges	$—	$89	(100)%
For the three months ended March 31, 2014, acquisition and other charges of $0.1 million primarily consisted of legal, accounting, tax, bankers' and other professional service fees.
Interest and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Interest income	$871	$1,153	(24)%
Interest expense	(86)	(127)	(32)%
Other income (expense), net	368	(84)	538%
Interest and other income, net	$1,153	$942	22%
Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expense. The increase in interest and other income, net, of $0.2 million (or 22%) for the three months ended March 31, 2015 compared to the same period in 2014, was primarily due to foreign exchange transaction gains of $0.4 million offset by a $0.3 million decrease in interest income due to lower cash equivalent and investment balances and lower yields.
Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2015	2014	Percentage Change
Income tax provision	$11,828	$12,906	(8)%
Effective tax rate	35%	34%	1%
Our effective tax rates were 35% and 34% for the three months ended March 31, 2015 and 2014, respectively. Our rates for the three months ended March 31, 2015 were similar to the federal statutory rate of 35% as the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction were offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to uncertain tax positions. The tax rates for both periods do not include the federal research and development tax credit benefit as the credit was not reinstated for the respective interim periods. As of March 31, 2015, we have not provided for residual U.S. taxes in any of these lower-tax jurisdictions since we intend to indefinitely reinvest the net undistributed earnings of our foreign subsidiaries offshore.
We are a U.S.-based multinational corporation subject to tax in various U.S. and foreign tax jurisdictions. This causes our effective tax rate to be sensitive to our geographic mix of earnings. A significant portion of our foreign earnings for the current fiscal year were earned by our Netherlands and other European subsidiaries. Our results of operations will continue to be adversely affected to the extent that our geographic mix of earnings becomes more weighted toward jurisdictions with higher tax rates, and will be favorably affected to the extent the relative geographic mix shifts to lower tax jurisdictions.

Non-GAAP Financial Measures
To supplement Informatica's condensed consolidated financial statements prepared and presented on a GAAP basis, Informatica uses non-GAAP financial measures of income from operations, percentage of income from operations to total revenues, net income and net income per share. These measures are adjusted from income from operations, percentage of income from operations to total revenues, net income or net income per share prepared in accordance with GAAP to exclude the charges and expenses discussed below. The presentation of these non-GAAP financial measures is not meant to be considered in isolation or as a substitute for, or superior to, income from operations, net income or net income per share prepared in accordance with GAAP. For the three months ended March 31, 2015 and 2014, the GAAP and non-GAAP financial measures were as follows (in thousands, except for percentages and per share amounts):

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Income from operations	$32,232	$36,817
Non-GAAP income from operations	$52,521	$56,673
Percentage of income from operations to total revenues	13%	15%
Non-GAAP percentage of income from operations to total revenues	21%	23%
Net income	$21,557	$24,853
Non-GAAP net income	$36,880	$39,529
Diluted net income per share	$0.20	$0.22
Non-GAAP diluted net income per share	$0.34	$0.35
We believe the disclosure of such non-GAAP financial measures is appropriate to enhance an overall understanding of our financial performance, our financial and operational decision making and as a means to evaluate period to period comparisons. These adjustments to the Company's GAAP results are made with the intent of providing both management and investors a more complete understanding of the Company's performance, by excluding certain expenses and expenditures, such as non-cash charges and discrete charges that are infrequent in nature, that may not be indicative of its underlying operating results. In addition, we believe that these non-GAAP financial measures are useful to investors because they allow for greater transparency into the indicators used by management as a basis for its financial and operational decision making. We believe that the disclosure of these non-GAAP financial measures provides consistency and comparability of its recent financial results with its historical financial results, as well as to the operating results of other companies in our industry, many of which present non-GAAP financial measures to investors. In addition, we believe that both management and investors benefit from referring to these non-GAAP financial measures when planning, analyzing and forecasting future periods.
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

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Total revenues	$250,536	$243,097

Income from operations	$32,232	$36,817

Percentage of income from operations to total revenues	13%	15%

Plus:
Amortization of acquired technology	2,750	3,985
Amortization of intangible assets	1,091	1,536
Acquisitions and other charges	—	89
Professional service fees related to non-routine corporate governance and stockholder matters	1,358	—
Stock-based compensation	15,090	14,246
Non-GAAP income from operations	$52,521	$56,673

Non-GAAP percentage of income from operations to total revenues	21%	23%

Net income	$21,557	$24,853

Plus:
Amortization of acquired technology	2,750	3,985
Amortization of intangible assets	1,091	1,536
Acquisitions and other charges	—	89
Professional service fees related to non-routine corporate governance and stockholder matters	1,358	—
Stock-based compensation	15,090	14,246
Income tax adjustments	(4,966)	(5,180)
Non-GAAP net income	$36,880	$39,529

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Diluted net income per share:
Diluted GAAP net income per share	$0.20	$0.22
Plus:
Amortization of acquired technology	0.03	0.04
Amortization of intangible assets	0.01	0.01
Acquisitions and other charges	—	—
Professional service fees related to non-routine corporate governance and stockholder matters	0.01	—
Stock-based compensation	0.14	0.13
Income tax adjustments	(0.05)	(0.05)
Diluted Non-GAAP net income per share	$0.34	$0.35

Shares used in computing diluted Non-GAAP net income per share	107,424	111,935
Our non-GAAP financial measures may exclude items such as the following:
Amortization of acquired technology and intangible assets. We incur amortization of acquired technology and intangible assets in connection with acquisitions of certain businesses and technologies. Amortization of acquired technology and intangible assets is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Investors should note that the use of acquired technology and intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of acquired technology and intangible assets will recur in future periods.
Acquisition and other charges. We exclude certain expense items resulting from acquisitions including the following, when applicable: (1) legal, accounting, tax, bankers' and other professional service fees to the extent associated with acquisitions; and (2) changes in fair value and other adjustments of contingent consideration, adjustments related to hold-back, and severance liabilities to former employees of acquirees. We consider these adjustments, to some extent, to be unpredictable and dependent on the frequency and size of acquisitions that occur during a given period. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred by us in the normal course of our organic business operations, with respect to each acquisition.
Professional service fees related to non-routine corporate governance and stockholder matters. Beginning in the first quarter of 2015, we incurred professional service fees related to non-routine corporate governance and stockholder matters.
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
Income tax adjustments. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily relate to stock-based compensation and amortization of acquired technology and intangible assets, for GAAP and non-GAAP measures.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of March 31, 2015, we had $498.7 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. In addition, as of March 31, 2015, we had $220.0 million available for borrowing under the credit agreement discussed below. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
Approximately 39% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. Our intent is to indefinitely reinvest our earnings from foreign operations and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously accrued, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$66,240	$62,743
Cash provided by (used in) investing activities	$108,670	$(47,758)
Cash used in financing activities	$(277,277)	$(4,477)
Operating Activities:  Cash provided by operating activities for the three months ended March 31, 2015 was $66.2 million, representing an increase of $3.5 million from the three months ended March 31, 2014. This increase resulted primarily from a $28.1 million increase in net cash inflow from accounts receivable, a $3.9 million increase in net cash inflow from adjustments for non-cash expenses, and a $2.4 million decrease in net cash outflow from income taxes payable. These were partially offset by a $16.4 million increase in net cash outflow from accounts payable and accrued liabilities, a $7.1 million decrease in net cash inflow from deferred revenues, a $4.2 million increase in net cash outflow from prepaid expenses and other assets, and a $3.3 million decrease in net income. In the beginning of the first quarter of 2015, we changed our vacation policy for employees based in the United States and paid $12.6 million of accrued but unused vacation as of the end of 2014 and the related employer portion of payroll taxes. We recognized excess tax benefits from stock-based compensation of $1.8 million during the three months ended March 31, 2015. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $15.8 million during the three months ended March 31, 2015, which includes a one-time $5.3 million payment for a contested tax assessment from the German taxing authorities. We do not expect resolution of the contested tax assessment in 2015. Our “days sales outstanding” in accounts receivable remained flat at 60 days at both March 31, 2015 and March 31, 2014
Investing Activities:  Net cash provided by investing activities for the three months ended March 31, 2015 was $108.7 million due to maturities of investments of $29.9 million and sales of investments of $99.2 million primarily used to fund the two accelerated stock repurchase ("ASR") agreements entered into during February 2015 with two different banks, where we paid an aggregate $300 million to repurchase our common stock. These cash inflows were partially offset by $17.6 million in purchases of investments, $2.3 million in purchases of property and equipment, and $0.5 million in purchase of an investment in equity interests.
Certain reclassifications have been made within the condensed consolidated statement of cash flows to conform to the current year presentation. See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for more information.
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

Financing Activities:  Net cash used in financing activities for the three months ended March 31, 2015 was $277.3 million due to repurchases and retirement of our common stock of $300.0 million as part of the two ASR agreements and withholding taxes for restricted stock units net share settlement of $4.7 million. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP of $25.6 million and excess tax benefits from stock-based compensation of $1.8 million.
We receive cash from the exercise of common stock options and the sale of common stock under our ESPP. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of our ESPP in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.
Our Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of the Company's outstanding common stock, with such authorizations aggregating to $300 million. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under our stock repurchase program. Subsequently in February 2015, we entered into separate ASR agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The final number of shares to be repurchased will be based on our volume-weighted average stock price less a discount during the term of the transactions. This final settlement of shares is expected to occur no later than the end of the second quarter of 2015. The repurchase program authorized by the Board of Directors does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. As of March 31, 2015, $200.0 million of the previous authorizations remained available for future repurchases.
See Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information regarding the number of shares purchased under the stock repurchase program.
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
Credit Agreement
In September 2014, we entered into a Credit Agreement (the “Credit Agreement”) that matures in September 2019. This Credit Agreement replaces the former agreement that matured on September 29, 2014. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans up to $10.0 million available on a same day basis and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were borrowed during the three months ended March 31, 2015 or outstanding under the Credit Agreement as of March 31, 2015, and a total of $220.0 million remained available for borrowing. The Credit Agreement contains customary representations and warranties, covenants and events of default, including the requirement to maintain a maximum consolidated leverage ratio of 2.75 to 1.00 and a minimum consolidated interest coverage ratio of 3.50 to 1.00. We were in compliance with all covenants under the Credit Agreement as of March 31, 2015. For further information, see Note 4. Borrowings and Note 14. Subsequent Events of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at March 31, 2015, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2015	2016 and 2017	2018 and 2019	2020 and Beyond
Operating lease payments	$47,788	$8,634	$17,606	$13,514	$8,034
The above commitment table does not include approximately $28.3 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 9. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Contractual Obligations
Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of the above table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended March 31, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of the market risks we encounter.
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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
The information set forth under the "Litigation" subheading in Note 11. Commitments and Contingencies and Note 14. Subsequent Events of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
In addition to the other information contained in this Report, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, or results of operation. Investors should carefully consider the risks described below before making an investment decision. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment. In assessing these risks, investors should also refer to the information contained in our other SEC filings, including our Form 10-K for the year ended December 31, 2014.
The pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, and the approval of certain government or regulatory agencies in the United States, the European Union, Turkey, Russia and Israel. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger gives rise to inherent risks that include:

•
the inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;

•	pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals), and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of the Canada Pension Plan Investment Board and investment funds advised by Permira Advisers LLC to obtain the necessary funds to complete the Merger;

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•
the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•
the inability to attract and retain key personnel pending consummation of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•
the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, including the requirement to pay a termination fee of $160 million if we terminate the agreement governing the Merger under certain circumstances;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

•
the risk that if the Merger is not completed, investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data integration software and services, especially for broader data integration initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data integration needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, recently we launched Informatica Rev to empower business users to be self-sufficient in data integration and preparation for analytics, and in the second quarter of 2015, we plan to release Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.  We intend to continue increasing our investments to develop new products and product enhancements. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
Our quarterly operating results, including our software revenues and particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty is also likely to cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. The first quarter of 2015 followed this trend. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new products and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
In the past and recently, we have experienced a reduced conversion rate of our overall license pipeline, primarily as a result of general economic slowdowns and general macroeconomic uncertainty, which caused the amount of customer purchases to be reduced, deferred, or canceled. Although the size of our sales pipeline and our pipeline conversion rate generally have increased as a result of our additional investments in sales personnel and a gradually improving IT spending environment, they are not consistent on a quarter-to-quarter basis. The recent global economic recession and continued macroeconomic uncertainty has had and will continue to have an adverse effect on our pipeline conversion rate in the near future. For example, our pipeline conversion rate decreased in certain geographies and vertical industry sectors in 2011, 2012 and 2014. If we are unable to continue to increase the size of our sales pipeline and our pipeline conversion rate, our results of operations could fail to meet the expectations of stock analysts and investors, which could cause the price of our common stock to decline.

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
We believe our success depends upon our ability to attract and retain highly skilled personnel and key members of our management team. Historically, there has been a significant level of competition to attract these individuals, and we have recently experienced significant changes in our senior management team. For example, we announced the appointment of a new chief financial officer in October 2014.  We also announced the appointment of a new chief marketing officer in 2012, and a new chief product officer in 2013 and, in 2014, the promotion of our senior vice president of EMEA sales to be our new executive vice president of worldwide field operations and the transition of our former chief financial officer to his new role as chief customer officer and executive vice president, operations strategy. As new senior personnel join our company and become familiar with our business strategy and systems, or as existing senior personnel assume new roles within the company, their integration or transition could result in disruption to our ongoing operations.
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
Furthermore, from time to time, we have experienced an increased level of turnover in our direct sales force, particularly in the first quarter of a year. For example, in the first quarter of 2015, we experienced higher than expected sales force turnover. Such increase in the turnover rate affects our ability to generate software revenues. Although we have hired replacements in our sales force and are continuing to hire additional sales personnel to grow our business, we typically experience lower productivity from newly hired sales personnel for a period of six to twelve months. We continue to invest in training for our sales personnel, including updates to cover new, acquired, or enhanced products, as we broaden our product platform. In addition, we periodically make adjustments to our sales organization in response to a variety of internal and external factors, such as market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount and cost levels. Such adjustments may be temporarily disruptive and result in reduced productivity. If we are unable to effectively attract, train and retain new sales personnel, particularly sales specialists or domain experts, or if we experience an increase in the level of sales force turnover or decrease in sales force productivity, our ability to generate license revenues and our growth rate may be negatively affected.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. On occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term. For example, the recent strength of the U.S. dollar negatively affected our reported revenue for the first quarter of 2015, and we expect current exchange rate conditions to adversely impact our revenue growth for the remainder of 2015. As our international operations grow, if the current dramatic fluctuations in foreign currency exchange rates continue or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income.
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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 23% and 25% of our total revenues in first quarter of 2015 and 2014, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
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
From time to time, we evaluate potential acquisitions in complementary businesses, products, or technologies. For example, we acquired StrikeIron and Proact in 2014, Active Endpoints in 2013, and Data Scout and TierData in 2012. Also, in the fourth quarter of 2012, we completed the takeover offer for Heiler Software, a publicly-traded German company. The squeeze-out of the remaining shareholders was effective in the second quarter of 2013, increasing our ownership to 100 percent. Certain minority shareholders of Heiler Software have initiated appraisal proceedings before the Stuttgart District Court for review of the adequacy of the cash compensation paid in connection with the squeeze-out. These proceedings may result in an increase of the cash compensation to be paid to minority shareholders if the court finds that the valuation underlying the cash compensation was too low.
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
We make significant efforts to maintain the security and integrity of our product source code and computer systems. However, the threats to network and data security are increasingly diverse and sophisticated. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse, and denial of service attacks, sophisticated nation-state and nation-state supported actors now engage in intrusions and attacks (including advanced persistent threat intrusions), and fundamental software vulnerabilities add to the risks to our products and computer systems, including our internal network, and the information they store and process. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Like all software products, our software is vulnerable to such incidents. The impact of such an incident could disrupt the proper functioning of our software products, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and cause other destructive outcomes. If this were to occur, our reputation may suffer, customers may stop buying our products, we could face lawsuits and potential liability and our financial performance could be negatively affected. In addition, as we continue to devote more resources to evaluate our systems and products for security vulnerabilities, the cost of addressing these vulnerabilities could reduce our operating margins. If we do not address security vulnerabilities or otherwise provide adequate security features in our products, certain customers, particularly government and other public sector customers, may delay or stop purchasing our products. Furthermore, the risks related to network or security incidents will increase as we continue to develop our cloud products and services, which may store, transmit and process our customers' sensitive, proprietary or confidential data, including personal or identifying information, in cloud-based IT environments. We also work with third party vendors to process credit card payments by our customers. Unauthorized access or security incidents, including the unauthorized disclosure of sensitive, proprietary or confidential data, such as credit card information, could expose us to loss of this data, litigation, indemnity obligations and significant other liabilities, which may adversely affect our business. In addition, we also have acquired a number of companies, products, services and technologies over the years. As a result, we may inherit additional IT security issues when we integrate these acquisitions.

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
In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for revenue recognition and lease accounting. For example, the FASB issued a new financial accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" - that supersedes nearly all existing U.S. GAAP revenue recognition guidance. The standard is currently effective for us in the first quarter of 2017 and early adoption is not permitted. However, the FASB voted to propose deferral of the effective date of the standard by one year, potentially making it effective for us in the first quarter of 2018, subject to the FASB's due process procedures and final decision. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions and may require the implementation of additional systems prior to our adoption of this accounting standard that may result in additional operating costs. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. Furthermore, a change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions. It is not clear if we have the proper systems and controls in place to accommodate such changes.
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
In September 2014, we entered into a credit agreement for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for us to request to increase the revolving loan commitments or to enter into tranches of term loans by an aggregate amount of up to $30.0 million with new or additional commitments, for a total credit facility of up to $250.0 million. No amounts were outstanding under the credit agreement as of March 31, 2015. The credit agreement contains affirmative and negative covenants, including covenants that may limit or restrict our and our subsidiaries' ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into hedging agreements, enter into certain transactions with affiliates, pay dividends or make distributions, repurchase stock, enter into restrictive agreements and enter into sale and leaseback transactions, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated leverage ratio and a consolidated interest coverage ratio. We were in compliance with all covenants under the credit agreement as of March 31, 2015. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. The breach of any of these covenants for any reason could result in an event of default under our credit facility. The credit agreement also contains events of default that, include among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. If such an event of default occurs, all of our outstanding debt thereunder, if any, could become immediately due and payable, which could result in a default under any other outstanding debt that we may have incurred and could lead to an acceleration of the obligations related to such other outstanding debt. The existence of such a default could preclude us from borrowing funds under our credit facility. Any such default under our credit facility, if not cured or waived, could have a material adverse effect on us. If our cash is utilized to repay any outstanding debt, depending on the amount of debt outstanding, we could experience an immediate and significant reduction in working capital available to operate our business. Even if we are able to comply with all of the applicable covenants under our credit facility, the restrictions on our ability to operate our business could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions, investments and other corporate opportunities that may be beneficial to the business.
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates, which may result in impairment or loss of value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio, which consists primarily of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds, and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline. We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual

Report on Form 10-K for the year ended December 31, 2014. During the three months ended March 31, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 — January 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	$—	—	$500,000
February 1 — February 28
From employees (1)	113,595	$41.54	—	—
Repurchase program (2)	5,725,190	$41.92	5,725,190	$200,000
March 1 — March 31
From employees (1)	—	—	—	—
Repurchase program (2)	—	$—	—	$200,000
Total	5,838,785	$41.91	5,725,190
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
This program does not have a specific expiration date and authorizes repurchases in the open market. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of our outstanding common stock, with such authorization aggregating to $300 million. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under our stock repurchase program. Subsequently in February 2015, we entered into separate accelerated stock repurchase ("ASR") agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The final number of shares to be repurchased will be based on our volume-weighted average stock price less a discount during the term of the transactions. This final settlement of shares is expected to occur no later than the end of second quarter of 2015. As of March 31, 2015, $200.0 million of the previous authorizations remained available for future repurchases. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program and Note 14. Subsequent Events of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Italics Inc., Italics Merger Sub Inc., and Informatica Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 7, 2015, Commission File No. 0-25871).

10.1	Master Confirmation dated as of February 3, 2015 - J.P. Morgan Securities LLC, as agent for the JPMorgan Chase Bank, National Association.
10.2	Master Confirmation dated as of February 3, 2015 - Merrill Lynch International acting through its agent Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.3	Form of Executive Severance Agreement between the Company and each of its executive officers (other than the Chief Executive Officer)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2015	INFORMATICA CORPORATION

/s/ MICHAEL BERRY
Michael Berry
EVP and Chief Financial Officer

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2015

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Italics Inc., Italics Merger Sub Inc., and Informatica Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 7, 2015, Commission File No. 0-25871).

10.1	Master Confirmation dated as of February 3, 2015 - J.P. Morgan Securities LLC, as agent for the JPMorgan Chase Bank, National Association.
10.2	Master Confirmation dated as of February 3, 2015 - Merrill Lynch International acting through its agent Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.3	Form of Executive Severance Agreement between the Company and each of its executive officers (other than the Chief Executive Officer)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.