Form 10-Q
period 2015-06-30
INFORMATICA CORP
filed 2015-08-06
CIK 1080099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________
FORM 10-Q
___________________

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
or
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
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of August 3, 2015, there were approximately 104,428,000 shares of the registrant’s Common Stock outstanding.

INFORMATICA CORPORATION

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INFORMATICA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$536,258	$368,531
Short-term investments	21,739	353,130
Accounts receivable, net of allowances of $3,447 and $3,465, respectively	188,509	235,705
Deferred tax assets	44,749	46,867
Prepaid expenses and other current assets	42,809	25,447
Total current assets	834,064	1,029,680
Property and equipment, net	152,507	159,708
Goodwill	545,668	551,196
Other intangible assets, net	35,662	43,161
Long-term deferred tax assets	29,026	32,032
Other assets	9,667	13,809
Total assets	$1,606,594	$1,829,586
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,284	$12,009
Accrued liabilities	56,964	60,404
Accrued compensation and related expenses	67,062	88,336
Income taxes payable	—	6,895
Deferred revenues	331,660	324,296
Total current liabilities	473,970	491,940
Long-term deferred revenues	17,661	14,679
Long-term income taxes payable	29,262	30,350
Other liabilities	3,578	3,666
Total liabilities	524,471	540,635
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 200,000 shares authorized; 104,063 shares and
108,704 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	104	109
Additional paid-in capital	535,685	773,419
Accumulated other comprehensive loss	(41,316)	(31,789)
Retained earnings	587,650	547,212
Total stockholders’ equity	1,082,123	1,288,951
Total liabilities and stockholders' equity	$1,606,594	$1,829,586
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Software	$110,846	$103,455	$214,572	$206,498
Service	151,020	147,258	297,830	287,312
Total revenues	261,866	250,713	512,402	493,810
Cost of revenues:
Software	3,226	2,450	6,602	5,569
Service	41,973	43,343	82,524	83,572
Amortization of acquired technology	2,589	3,286	5,339	7,271
Total cost of revenues	47,788	49,079	94,465	96,412
Gross profit	214,078	201,634	417,937	397,398
Operating expenses:
Research and development	50,044	48,850	100,721	94,535
Sales and marketing	103,724	96,784	201,126	188,368
General and administrative	21,214	20,019	42,313	40,072
Amortization of intangible assets	1,031	1,384	2,122	2,920
Acquisitions and other charges	8,609	771	9,967	860
Total operating expenses	184,622	167,808	356,249	326,755
Income from operations	29,456	33,826	61,688	70,643
Interest income	533	1,179	1,404	2,332
Interest expense	(59)	(166)	(145)	(293)
Other income (expense), net	2,820	(198)	3,188	(282)
Income before income taxes	32,750	34,641	66,135	72,400
Income tax provision	13,867	11,812	25,695	24,718
Net income	$18,883	$22,829	$40,440	$47,682
Basic net income per common share	$0.18	$0.21	$0.38	$0.44
Diluted net income per common share	$0.18	$0.20	$0.38	$0.43
Shares used in computing basic net income per common share	104,574	109,739	105,247	109,453
Shares used in computing diluted net income per common share	106,565	111,601	106,991	111,770
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18,883	$22,829	$40,440	$47,682
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit (expense) of $(248), $(118), $1,312 and $(279)	6,952	(312)	(10,051)	257
Available-for-sale investments:
Change in net unrealized gain, net of tax expense of $(43), $(77), $(198) and $(134)	68	125	319	218
Less: reclassification adjustment for net gain included in net income, net of tax expense of $(118), $(1), $(120) and $(2)	(189)	(2)	(192)	(4)
Net change, net of tax (expense) benefit of $75, $(76), $(78) and $(132)	(121)	123	127	214
Cash flow hedges:
Change in unrealized (loss) gain, net of tax benefit (expense) of $72, $(250), $(404) and $(800)	(117)	406	654	1,304
Less: reclassification adjustment for net (gain) loss included in net income, net of tax (expense) benefit of $(23), $(104), $(160) and $81	(36)	(168)	(257)	133
Net change, net of tax (expense) benefit of $95, $(146), $(244) and $(881)	(153)	238	397	1,437
Total other comprehensive income (loss), net of tax effect	6,678	49	(9,527)	1,908
Total comprehensive income, net of tax effect	$25,561	$22,878	$30,913	$49,590
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$40,440	$47,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,544	9,066
Stock-based compensation	30,396	29,607
Deferred income taxes	4,478	(3,426)
Tax benefits from stock-based compensation	2,589	225
Excess tax benefits from stock-based compensation	(3,505)	(2,634)
Amortization of intangible assets and acquired technology	7,461	10,191
Gain on investment in equity interest	(1,396)	—
Changes in operating assets and liabilities:
Accounts receivable	47,196	23,491
Prepaid expenses and other assets	(10,474)	(2,324)
Accounts payable and accrued liabilities	(18,269)	(6,009)
Income taxes payable	(10,048)	(14,861)
Deferred revenues	10,834	11,073
Net cash provided by operating activities	109,246	102,081
Investing activities:
Purchases of property and equipment	(3,074)	(8,707)
Purchases of investments	(49,330)	(165,893)
Investment in equity interest, net	2,612	(282)
Maturities of investments	64,202	113,300
Sales of investments	316,342	4,600
Business acquisition, net of cash acquired	—	(54,614)
Net cash provided by (used in) investing activities	330,752	(111,596)
Financing activities:
Net proceeds from issuance of common stock	38,471	31,742
Repurchases and retirement of common stock	(300,000)	(55,872)
Withholding taxes related to restricted stock units net share settlement	(9,198)	(5,978)
Payment of contingent consideration	—	(3,061)
Excess tax benefits from stock-based compensation	3,505	2,634
Net cash used in financing activities	(267,222)	(30,535)
Effect of foreign exchange rate changes on cash and cash equivalents	(5,049)	4
Net increase (decrease) in cash and cash equivalents	167,727	(40,046)
Cash and cash equivalents at beginning of period	368,531	297,818
Cash and cash equivalents at end of period	$536,258	$257,772
See accompanying notes to condensed consolidated financial statements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of Informatica Corporation (“Informatica,” or the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all normal and recurring adjustments that are necessary to fairly present the results of the interim periods presented. All of the amounts included in this Quarterly Report on Form 10-Q related to the condensed consolidated financial statements and notes thereto as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2015, or any other future period.
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
Certain reclassifications have been made within the condensed consolidated statements of cash flows to conform to the current year presentation. A change was made to present redemptions by issuers of debt securities held by the Company as part of net cash provided by maturities of investments to reflect that these redemptions are an acceleration of the maturity of the debt investment. Redemptions were previously presented as part of net cash provided by sales of investments. This change in presentation did not affect total net cash used in investing activities and conforming changes have been made for all prior periods presented. Net cash provided by redemptions of $26.4 million was reclassified from sales of investments to maturities of investments for the six months ended June 30, 2014.
Certain reclassifications have been made within the condensed consolidated statements of income. The Company previously presented $1.4 million of expenses related to the Merger (as defined below) and other stockholder matters as part of general and administrative expenses during the three months ended March 31, 2015 that have been reclassified and presented in acquisitions and other charges in the six months ended June 30, 2015. This change in presentation did not affect total operating expenses during the six months ended June 30, 2015.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merger Agreement
On April 6, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ithaca Holdco 2 LLC, a Delaware limited liability company (formerly known as Italics Inc., “Newco”) and Ithaca Merger Sub LLC, a Delaware limited liability company formerly known as Italics Merger Sub Inc. and wholly-owned subsidiary of Newco (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Newco.
At the effective time of the Merger, each share of the Company’s common stock issued and outstanding as of immediately prior to the effective time, subject to certain exceptions, will be canceled and extinguished and automatically converted into the right to receive cash in an amount equal to $48.75, without interest thereon. Generally, all outstanding employee stock options immediately before the effective date of the transaction will be canceled and converted into a right to receive an amount in cash equal to $48.75 per stock option, without interest, less the exercise price. All stock options with an exercise price greater than $48.75 will be canceled without payment. Generally, the performance and market conditions for the performance restricted stock units ("PRSUs") granted during 2015 will be deemed achieved at 100% of the applicable target levels unless the applicable agreements governing the PRSUs specify a greater level of achievement, in which case this greater number of PRSUs will be deemed achieved. All vested RSUs and vested PRSUs (as determined by the Merger Agreement) will be canceled and converted into a right to receive cash in an amount equal to $48.75 per RSU and PRSU, without interest. Generally, the remaining unvested RSUs and PRSUs will be assumed and converted to a right to receive cash equal to $48.75 per award subject to continued employment through an accelerated vesting period. For purposes of the unvested RSUs and PRSUs, each vest date underlying the applicable awards will be accelerated by 12 months. See Note 8. Stock-Based Compensation of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
Newco and Merger Sub have secured committed financing, consisting of a combination of equity to be provided by the Canada Pension Plan Investment Board (“CPPIB”) and investment funds (the “Permira Funds”) advised by Permira Advisers LLC and debt financing from Bank of America, Goldman Sachs Bank, Credit Suisse Securities, Macquarie Capital, Morgan Stanley Senior Funding, Nomura Securities International, RBC Capital Markets and Deutsche Bank Securities, the aggregate proceeds of which, together with the Company’s available cash, cash equivalents or marketable securities will be sufficient for Newco and Merger Sub to pay the aggregate merger consideration and all related fees and expenses.  The Merger is not subject to a financing condition.
Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), antitrust regulatory approval in the European Union, Turkey, Russia and Israel, and the receipt of written notice from the Committee on Foreign Investment in the United States ("CFIUS") that it has concluded its review of the joint voluntary notice that will be made by the parties to the Merger Agreement pursuant to Section 721 of the Defense Production Act, as amended, with a determination that there are no unresolved national security concerns with respect to the transaction contemplated by the Merger Agreement, and approval by the Company's stockholders. The Company has received antitrust regulatory approval (or the required waiting periods have expired or terminated) in the European Union, Turkey, Russia, Israel, and under the HSR Act. In addition, the Company has received the required written notice from CFIUS. Furthermore, on June 23, 2015, the Company held a special meeting of stockholders, who voted on and approved the Merger.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, as part of its simplification initiative and clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license. Existing GAAP does not include explicit guidance about a customer's accounting for fees paid in a cloud computing arrangement. This ASU eliminates the current requirement that customers analogize to the leases standard when determining the assets acquired in a software license arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software licenses element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. As a result of this ASU, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The ASU is effective for us beginning in 2016, with early adoption permitted. An entity can elect to adopt the ASU either (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. For prospective transition, the only disclosure requirements at transition are the nature of and reason for the change in accounting principle, the transition method, and a qualitative description of the description of the financial statement line items affected by the change. For retrospective transition, the disclosure requirements at transition include the requirements for prospective transition and quantitative information about the effects of the accounting change. The Company is currently assessing its pending adoption of ASU 2015-05 on its consolidated financial statements and disclosures.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those good and services. The FASB decided to delay the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for calendar year public companies will be January 1, 2018. ASU 2014-09 allows for two methods of adoption: (a) "full retrospective" adoption, meaning the standard is applied to all periods presented, or (b) "modified retrospective" adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the 2017 opening retained earnings balance. The Company has not yet selected a transition method and is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and disclosures.

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
Fair Value Measurement of Financial Assets and Liabilities
The following table summarizes financial assets and financial liabilities that the Company measures at fair value on a recurring basis as of June 30, 2015 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (i)	$185,710	$185,710	$—	$—
Time deposits (ii)	20,697	20,697	—	—
Marketable debt securities (ii)	1,042	—	1,042	—
Total money market funds, time deposits, and marketable debt securities	207,449	206,407	1,042	—
Foreign currency derivatives (iii)	199	—	199	—
Total assets	$207,648	$206,407	$1,241	$—
Liabilities:
Foreign currency derivatives (iv)	$192	$—	$192	$—
Total liabilities	$192	$—	$192	$—

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
Money Market Funds, Time Deposits, and Marketable Debt Securities
The Company uses a market approach for determining the fair value of all its Level 1 and Level 2 money market funds, time deposits, and marketable securities. The Company's marketable securities consist of municipal securities.
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
To determine the fair value of its municipal securities, the Company uses a third party pricing source for each security. If the market price is not available from the third party source, pricing from the Company's investment custodian is used.
Foreign Currency Derivatives and Hedging Instruments
The Company uses the income approach to value the derivatives using observable Level 2 market inputs at the measurement date and standard valuation techniques to convert future amounts to a single present value amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the derivative assets and liabilities. The Company records its derivative assets and liabilities at gross in the condensed consolidated balance sheet and uses mid-market pricing as a practical expedient for fair value measurements. Key inputs for foreign currency derivatives are the spot rates, forward rates, interest rates, and credit derivative market rates. The spot rate for each foreign currency is the same spot rate used for all balance sheet translations at the measurement date and is sourced from the Federal Reserve Bulletin. The following values are interpolated from commonly quoted intervals available from Bloomberg: forward points and the London Interbank Offered Rate (“LIBOR”) used to discount and determine the fair value of assets and liabilities. Credit default swap spread curves

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

identified per counterparty at month end in Bloomberg are used to discount derivative assets for counterparty non-performance risk, all of which have terms of nine months or less. The Company discounts derivative liabilities to reflect the Company’s own potential non-performance risk to lenders and has used the spread over LIBOR on its most recent corporate borrowing rate.
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
There were no transfers between Level 1, Level 2 and Level 3 categories during the three and six months ended June 30, 2015 and 2014.
See Note 5. Accumulated Other Comprehensive Income (Loss), Note 6. Derivative Financial Instruments, and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion.
Note 2.  Cash, Cash Equivalents, and Short-Term Investments
The Company's short-term investments are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of tax. Realized gains or losses and other-than-temporary impairments, if any, on available-for-sale securities are reported in other income or expense as incurred. Realized gains recognized for the three and six months ended June 30, 2015 was $0.3 million. Realized gains recognized for the three and six months ended June 30, 2014 were negligible. The cost of securities sold was determined based on the specific identification method.
The following table summarizes the Company’s cash, cash equivalents, and short-term investments as of June 30, 2015 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash	$350,548	$—	$—	$350,548
Cash equivalents:
Money market funds	185,710	—	—	185,710
Total cash equivalents	185,710	—	—	185,710
Total cash and cash equivalents	536,258	—	—	536,258
Short-term investments:
Time deposits	20,697	—	—	20,697
Municipal notes and bonds	1,046		(4)	1,042
Total short-term investments	21,743	—	(4)	21,739
Total cash, cash equivalents, and short-term investments	$558,001	$—	$(4)	$557,997
The mix of cash, cash equivalents, and short-term investments as of June 30, 2015 shifted in anticipation of the pending Merger.

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
See Note 1. Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for further information regarding the fair value of the Company's financial instruments.
The following table summarizes the fair value and gross unrealized losses related to the Company’s short-term investments, aggregated by investment category that have been in a continuous unrealized loss position for less than twelve months, at June 30, 2015 (in thousands):

	Less Than 12 months
	Fair Value	Gross Unrealized Losses
Municipal notes and bonds	1,046	(4)
Total	$1,046	$(4)
The changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. There are no short-term investments at June 30, 2015 that have been in a continuous unrealized loss position for greater than twelve months.
The following table summarizes the cost and estimated fair value of the Company’s short-term investments by contractual maturity at June 30, 2015 (in thousands):

	Cost	Fair Value
Due within one year	$20,697	$20,697
Due after two years	$1,046	$1,042
Total	$21,743	$21,739

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.  Intangible Assets and Goodwill
The carrying amounts of the intangible assets other than goodwill as of June 30, 2015 and December 31, 2014 are as follows (in thousands, except years):

	June 30, 2015			December 31, 2014			Weighted Average Useful Life (Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed and core technology	$145,892	$(117,508)	$28,384	$145,929	$(112,169)	$33,760	6
Other Intangible Assets:
Customer relationships	45,178	(41,477)	3,701	45,178	(39,766)	5,412	5
All other (i)	19,144	(15,567)	3,577	19,145	(15,156)	3,989	4-9
Total other intangible assets	64,322	(57,044)	7,278	64,323	(54,922)	9,401
Total intangible assets, net	$210,214	$(174,552)	$35,662	$210,252	$(167,091)	$43,161
____________________

(i)	All other includes vendor relationships, trade names, covenants not to compete, and patents.

Total amortization expense related to intangible assets was $3.6 million and $4.7 million for the three months ended June 30, 2015 and 2014, respectively and $7.5 million and $10.2 million for the six months ended June 30, 2015 and 2014, respectively. Certain intangible assets were recorded in foreign currencies; and therefore, the gross carrying amount and accumulated amortization are subject to foreign currency translation adjustments.
As of June 30, 2015, the amortization expense related to identifiable intangible assets in future periods is expected to be as follows (in thousands):

	Acquired Technology	Other Intangible Assets (ii)	Total Intangible Assets
Remaining 2015	$5,030	$2,180	$7,210
2016	8,888	2,450	11,338
2017	6,874	1,152	8,026
2018	4,758	729	5,487
2019	2,332	449	2,781
Thereafter	502	318	820
Total expected amortization expense	$28,384	$7,278	$35,662
____________________

(ii)	Other Intangible Assets includes customer relationships, vendor relationships, trade names, covenants not to compete, and patents.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows (in thousands):

June 30, 2015
Beginning balance as of December 31, 2014	$551,196
Subsequent goodwill adjustments	(5,528)
Ending balance as of June 30, 2015	$545,668
During the six months ended June 30, 2015, the Company recorded subsequent goodwill net reductions of $5.5 million related to foreign currency translation adjustments. The goodwill is partially deductible for tax purposes. See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion of goodwill from acquisitions.
Note 4.  Borrowings
Credit Agreement
On September 26, 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) that matures on September 26, 2019. The Credit Agreement provides for an unsecured revolving credit facility in an amount of up to $220.0 million, with an option for the Company to request to increase the revolving loan commitments or to enter into tranches of term loans in an aggregate amount of up to $30.0 million, for a total credit facility of up to $250.0 million. The revolving credit facility has sublimits for swingline loans available on a same day basis of up to $10.0 million and for the issuance of standby letters of credit in a face amount up to $20.0 million. No amounts were outstanding under the Credit Agreement as of June 30, 2015, and a total of $220.0 million remained available for borrowing.
On July 1, 2015, the Company terminated the Credit Agreement with each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, and all agreements related thereto. There were no outstanding borrowings under the Credit Agreement at the time of its termination and the Company did not incur any early termination penalty in connection with the termination. The Company terminated the Credit Agreement in anticipation of the pending Merger.
Note 5.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended June 30, 2015, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive (loss) income as of March 31, 2015	$(48,315)	$119		$202		$(47,994)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications, net of tax (expense) benefit of $(248), $(43), $ and $72	6,952	68		(117)		6,903
Net gain reclassified from accumulated other comprehensive income (loss), net of tax expense of $ —, $(118) and $(23)	—	(189)	(i)	(36)	(ii)	(225)
Total other comprehensive income (loss), net of tax effect (iii)	6,952	(121)		(153)		6,678
Accumulated other comprehensive (loss) income as of June 30, 2015	$(41,363)	$(2)		$49		$(41,316)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

____________________

(i)	The before-tax gain of $307 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax gain of $14 and $45 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax expense related to the net gain reclassified from accumulated other comprehensive (loss) income was included in income tax provision on the condensed consolidated statements of income.
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the three months ended June 30, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive (loss) income as of March 31, 2014	$(2,310)	$154		$803		$(1,353)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications, net of tax expense of $(118), $(77) and $(250)	(312)	125		406		219
Net gain reclassified from accumulated other comprehensive (loss) income, net of tax expense of $ —, $(1) and $(104)	—	(2)	(i)	(168)	(ii)	(170)
Total other comprehensive (loss) income, net of tax effect (iii)	(312)	123		238		49
Accumulated other comprehensive (loss) income as of June 30, 2014	$(2,622)	$277		$1,041		$(1,304)
____________________

(i)	The before-tax loss of $3 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $66 and $206 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax expense related to the net gain reclassified from accumulated other comprehensive (loss) income was included in income tax provision on the condensed consolidated statements of income.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the six months ended June 30, 2015, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Gain (Loss) on Cash Flow Hedges		Total
Accumulated other comprehensive (loss) income as of December 31, 2014	$(31,312)	$(129)		$(348)		$(31,789)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications, net of tax benefit (expense) of $1,312, $(198) and $(404)	(10,051)	319		654		(9,078)
Net gain reclassified from accumulated other comprehensive (loss) income , net of tax expense of $ —, $(120) and $(160)	—	(192)	(i)	(257)	(ii)	(449)
Total other comprehensive (loss) income, net of tax effect (iii)	(10,051)	127		397		(9,527)
Accumulated other comprehensive (loss) income as of June 30, 2015	$(41,363)	$(2)		$49		$(41,316)
____________________

(i)	The before-tax gain of $312 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax gain of $102 and $315 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)	The tax expense related to the net gain reclassified from accumulated other comprehensive (loss) income was included in income tax provision on the condensed consolidated statements of income.
The following table summarizes the changes in accumulated balances for each component of other comprehensive income (loss) for the six months ended June 30, 2014, net of taxes (in thousands):

	Cumulative Translation Adjustments	Net Unrealized Gain (Loss) on Available-for-Sale Investments		Net Unrealized Loss on Cash Flow Hedges		Total
Accumulated other comprehensive (loss) income as of December 31, 2013	$(2,879)	$63		$(396)		$(3,212)
Other comprehensive income (loss):
Other comprehensive income before reclassifications, net of tax expense of $(279), $(134) and $(800)	257	218		1,304		1,779
Net (gain) loss reclassified from accumulated other comprehensive income, net of tax (expense) benefit of $ —, $(2) and $81	—	(4)	(i)	133	(ii)	129
Total other comprehensive income (loss), net of tax effect (iii)	257	214		1,437		1,908
Accumulated other comprehensive (loss) income as of June 30, 2014	$(2,622)	$277		$1,041		$(1,304)

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

____________________

(i)	The before-tax gain of $6 was included in other expense, net on the condensed consolidated statements of income.

(ii)
The before-tax losses of $54 and $160 were included in cost of service revenues and operating expenses, primarily research and development expense, respectively on the condensed consolidated statements of income.

(iii)
The tax (expense) benefit related to the net (gain) loss reclassified from accumulated other comprehensive income (loss) was included in income tax provision on the condensed consolidated statements of income.

The Company did not have any other-than-temporary impairment recognized in accumulated other comprehensive income (loss) as of June 30, 2015 and December 31, 2014.
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
The Company has forecasted the amount of its anticipated foreign currency expenses based on its historical performance and its projected financial plan. As of June 30, 2015, the remaining open foreign exchange contracts, carried at fair value, are hedging Indian rupee expenses and have a maturity of nine months or less. These foreign exchange contracts mature monthly as the foreign currency denominated expenses are paid and any gain or loss is offset against operating expense. Once the hedged item is recognized, the cash flow hedge is de-designated and subsequent changes in value are recognized in other income (expense) to offset changes in the value of the resulting non-functional currency monetary assets or liabilities.
The notional amounts of these foreign exchange forward contracts in U.S. dollar equivalents were to buy $26.1 million and $45.9 million of Indian rupees as of June 30, 2015 and December 31, 2014, respectively.
Balance Sheet Hedges
Balance Sheet hedges consist of cash flow hedge contracts that have been de-designated and non-designated balance sheet hedges. These foreign exchange contracts are carried at fair value and either did not or no longer qualify for hedge accounting treatment and are not designated as hedging instruments. Changes in the value of the foreign exchange contracts are recognized in other income (expense) and offset the foreign currency gain or loss on the underlying net monetary assets or liabilities. The notional amounts of foreign currency contracts open at period end in US dollar equivalents were to buy $16.0 million and $10.6 million of Indian rupees at June 30, 2015 and December 31, 2014, respectively. The notional amounts of foreign currency contracts open at period end in U.S. dollar equivalents were to sell $3.7 million of Indian rupees and $57.1 million of Euros at June 30, 2015 and December 31, 2014, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the fair value amounts for the foreign exchange contracts designated and not designated as hedging instruments at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(ii)	Fair Value Derivative Assets(i)	Fair Value Derivative Liabilities(iii)
Derivatives designated as hedging instruments	$116	$74	$141	$761
Derivatives not designated as hedging instruments	83	118	169	154
Total fair value of derivative instruments	$199	$192	$310	$915
____________________

(i)	Included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

(ii)	Included in accrued liabilities on the condensed consolidated balance sheets.

(iii)	Included in accrued liabilities and other liabilities on the consolidated balance sheets.
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

The following table sets forth the offsetting of derivative assets as of June 30, 2015 and December 31, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(i)	Cash Collateral Pledged	Net Amount
As of June 30,
2015:
Foreign exchange contracts	$199	$—	$199	$(42)	$—	$157
As of December 31,
2014:
Foreign exchange contracts	$310	$—	$310	$(62)	$—	$248
____________________

(i)
The balances at June 30, 2015 and December 31, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with the master netting agreements.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth the offsetting of derivative liabilities as of June 30, 2015 and December 31, 2014 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments(ii)	Cash Collateral Pledged	Net Amount
As of June 30,
2015:
Foreign exchange contracts	$192	$—	$192	$(42)	$—	$150
As of December 31,
2014:
Foreign exchange contracts	$915	$—	$915	$(62)	$—	$853
____________________

(ii)
The balances at June 30, 2015 and December 31, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with the master netting agreements.

The Company evaluates prospectively as well as retrospectively the effectiveness of its hedge programs using statistical analysis. Prospective testing is performed at the inception of the hedge relationship and quarterly thereafter. Retrospective testing is performed on a quarterly basis.
The before-tax effects of derivative instruments designated as cash flow hedges on the accumulated other comprehensive (loss) income and condensed consolidated statements of income for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of (loss) gain recognized in other comprehensive income (effective portion)	$(189)	$656	$1,058	$2,104
Amount of gain (loss) reclassified from accumulated other comprehensive income to cost of service revenues and operating expenses (effective portion)	$59	$272	$417	$(214)
Amount of (loss) gain on derivatives due to hedge ineffectiveness recognized in cost of service revenues and operating expenses	$(21)	$—	$95	$—
No amounts were excluded from the assessment of hedge effectiveness during the three and six months ended June 30, 2015 and 2014.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The before-tax gain (loss) recognized in other income (expense), net for non-designated foreign currency forward contracts for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) recognized in other income (expense), net	$109	$(6)	$32	$69
See Note 1. Summary of Significant Accounting Policies, Note 5. Accumulated Other Comprehensive Income (Loss), and Note 11. Commitments and Contingencies of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for a further discussion.
Note 7.  Stock Repurchase Program
The Company's Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of the Company's outstanding common stock, with such authorizations aggregating to $300 million. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under our stock repurchase program. Subsequently in February 2015, we entered into separate accelerated stock repurchase ("ASR") agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5,725,000 shares on February 4, 2015. In June 2015, the ASR agreements were settled and the Company received an additional 773,000 shares, which were retired. In total, 6,498,000 shares were delivered under the ASR agreements at an average repurchase price of $46.17 per share.
The repurchase program authorized by the Board of Directors does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. As of June 30, 2015, $200 million of the previous authorizations remained available for future repurchases.
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company records stock-based compensation for options, RSUs and PRSUs granted net of estimated forfeiture rates. The Company estimates forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical forfeitures to estimate its future forfeiture rates.
The fair value of the Company’s stock-based awards was estimated based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Option grants:
Expected volatility	21%	37%	21% -31%	37 - 40%
Expected dividends	—	—	—	—
Expected term of options (in years)	3.5	3.5	3.5	3.5
Risk-free interest rate	1.2%	1.3%	1.1%	1.1%
ESPP: (i)
Expected volatility	—%	—%	29%	36%
Expected dividends	—	—	—	—
Expected term of ESPP (in years)	—	—	0.5	0.5
Risk-free interest rate	—%	—%	0.1%	0.1%
PRSUs with market conditions:
Expected volatility	—%	—%	30% - 39%	—%
Expected dividends	—	—	—	—
Risk-free interest rate	—%	—%	1.0%	—%
____________________

(i)	ESPP purchases are scheduled for the last day of January and July of each year.
The allocations of the stock-based compensation, net of estimated income tax benefit, for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of service revenues	$1,480	$1,454	$3,018	$2,918
Research and development	5,228	5,214	10,288	9,876
Sales and marketing	5,143	5,137	9,912	9,843
General and administrative	3,455	3,556	7,178	6,970
Total stock-based compensation	15,306	15,361	30,396	29,607
Estimated tax benefit of stock-based compensation	(4,059)	(4,189)	(8,099)	(8,051)
Total stock-based compensation, net of estimated tax benefit	$11,247	$11,172	$22,297	$21,556

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Activity
A summary of stock option activity through June 30, 2015 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	7,186	$35.82	4.25	$31,514
Granted	471	$42.59
Exercised	(957)	$27.87
Forfeited or expired	(366)	$37.62
Outstanding at June 30, 2015	6,334	$37.43	4.25	$70,928
Exercisable at June 30, 2015	3,884	$37.12	3.50	$45,050
Restricted Stock Unit Activity
A summary of RSU activity, excluding PRSUs, through June 30, 2015 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	2,513	—
Awarded	930	$43.07
Released	(528)	$39.95
Forfeited	(191)	$38.05
Outstanding at June 30, 2015	2,724	—
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

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of PRSU activity based upon PRSUs granted in 2013 and 2014, certified and actually achieved through June 30, 2015 is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2014	306
Achieved	138
Released	(136)
Forfeited	(32)
Outstanding at June 30, 2015	276
The grant date fair value of PRSUs released during the six months ended June 30, 2015 was approximately $5.1 million.
A summary of PRSU activity during the six months ended June 30, 2015 for awards that have not been certified by the Compensation Committee of the Board of Directors as achieved is presented below (in thousands):

Number of Shares
Outstanding at December 31, 2014	—
Granted	237
Forfeited	(5)
Outstanding at June 30, 2015	232
As of June 30, 2015, there were approximately 508,000 unvested PRSUs with a grant date fair value of $20.8 million.
Note 9.  Income Taxes
The Company's effective tax rates were 42% and 34% for the three months ended June 30, 2015 and 2014, respectively, and 39% and 34% for the six months ended June 30, 2015 and 2014, respectively. The rates for the three and six months ended June 30, 2015 were higher than the federal statutory rate of 35% mainly due to a change in management assertion with respect to our foreign undistributed earnings. The rates for the three and six months ended June 30, 2014 were similar to the federal statutory rate of 35% as the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction were offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to unrecognized tax benefits. The tax rates for three and six months ended June 30, 2015 and 2014 do not include the federal research and development tax credit benefit as the credit was not reinstated for the respective interim periods.
As of December 31, 2014, the Company had approximately $128.2 million of undistributed earnings from its foreign subsidiaries for which the Company had not provided U.S. income or applicable foreign withholding taxes. During the three months ended June 30, 2015, the Company changed its assertion for undistributed foreign earnings and expects to use its available cash that the Company holds in foreign jurisdictions as part of the acquisition consideration for the pending Merger. Consequently, the Company provided for U.S. income taxes (after the consideration of foreign tax credit) and applicable foreign withholding taxes on all foreign undistributed earnings as these earnings will be repatriated to the U.S.
The repatriation is expected to generate a total of $5.6 million of additional U.S. income tax expense in 2015.  This includes $7.4 million of U.S. income tax expense for the current year earnings generated by foreign subsidiaries and $1.8 million of net discrete tax benefit recorded for prior year cumulative undistributed earnings in the three months ended June 30, 2015.  The current and prior year income tax benefit from corresponding foreign tax credits are included in the computation of the U.S. income tax expenses provided on undistributed foreign earnings because the Company believes it is more-likely-than-not that it will realize the benefit from these foreign tax credits before they expire.
 ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. In assessing the need for any additional valuation allowance for the three months ended June 30, 2015, the Company considered all available evidence both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.
As a result of this analysis for the three months ended June 30, 2015, consistent with prior periods, it was considered more likely than not that the Company's deferred tax assets would be realized except for any increase to the deferred tax assets related to the California research and development credit and certain operating losses incurred outside of the United States. A valuation

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowance has been recorded against this portion of the state tax credit, even though this attribute has an indefinite life. In addition, the Company recorded a valuation allowance related to the deferred tax assets attributable to certain operating losses incurred outside of the United States.
The unrecognized tax benefits related to ASC 740, if recognized, would impact the income tax provision by $28.2 million and $26.6 million as of June 30, 2015 and 2014, respectively. The Company has elected to include interest and penalties as a component of income tax expenses. Accrued interest and penalties as of June 30, 2015 and 2014 were approximately $2.7 million and $3.7 million, respectively. As of June 30, 2015, the gross unrecognized tax benefit was approximately $34.3 million.
The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company has been informed by certain state and foreign taxing authorities that it was selected for examination. Most state and foreign jurisdictions have three to six open tax years at any point in time. The field work for certain state and foreign audits have commenced and are at various stages of completion as of June 30, 2015.
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
Note 10.  Net Income per Common Share
The following table sets forth the calculation of basic and diluted net income per share for the three months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18,883	$22,829	$40,440	$47,682
Weighted-average shares of common stock used to compute basic net income per share (excluding unvested restricted stock)	104,574	109,739	105,247	109,453
Effect of dilutive common stock equivalents:
Dilutive effect of unvested restricted stock units	1,088	559	1,013	606
Dilutive effect of employee stock options	903	1,303	731	1,711
Shares used in computing diluted net income per common share	106,565	111,601	106,991	111,770
Basic net income per common share	$0.18	$0.21	$0.38	$0.44
Diluted net income per common share	$0.18	$0.20	$0.38	$0.43
Weighted average stock options and restricted stock units excluded from calculation due to anti-dilutive effect	611	5,147	2,254	4,900

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 11.  Commitments and Contingencies
Lease Obligations
The Company leases certain office facilities under various non-cancelable operating leases, which expire at various dates through 2024 and require the Company to pay operating costs, including property taxes, insurance, and maintenance.
Future minimum lease payments as of June 30, 2015 under non-cancelable operating leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2015	$6,212
2016	10,420
2017	8,946
2018	7,774
2019	6,324
Thereafter	8,126
Total future minimum operating lease payments	$47,802
Warranties
The Company generally provides a warranty for its software products and services to its customers for a period of three to six months. The Company’s software products’ media are generally warranted to be free from defects in materials and workmanship under normal use, and the products are also generally warranted to substantially perform as described in certain Company documentation and the product specifications. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in a customer’s signed contract. In the event there is a failure of such warranties, the Company generally will correct or provide a reasonable work-around or replacement product. To date, the Company’s product warranty expense has not been significant. The warranty accrual as of June 30, 2015 and December 31, 2014 was not material.
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
The Company believes its internal development processes and other policies and practices limit its exposure related to these indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. To date, the Company has not had to reimburse any of its customers for any losses related to these indemnification provisions, and no material claims against the Company are outstanding as of June 30, 2015. The Company cannot determine the maximum amount of potential future payments, if any, related to such indemnification provisions due to the limited and infrequent history of prior indemnification claims.
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
On April 16, 2015, two stockholder class action complaints were filed in the Court of Chancery of the State of Delaware on behalf of a putative class of the Company’s stockholders: Luciano Scotto v. Sohaib Abbasi et al., Case No. 10913 (filed April 16, 2015) and Janice Ridgeway v. Informatica Corporation et al., Case No. 10917 (filed April 16, 2015).   The two complaints were then consolidated by court order on May 5, 2015 and re-captioned as In re Informatica Corporation Shareholder Litigation, Consolidated C.A. No. 10913-VCL (the “Consolidated Complaint”). On May 13, 2015, a third complaint, Janet Daniels v. Informatica Corp., et al., Case No. 11016, was filed in the Court of Chancery of the State of Delaware (the “Daniels Complaint”) The complaints generally allege that, in connection with the acquisition of the Company by Newco, the Informatica directors breached their fiduciary duties owed to the Company’s stockholders by agreeing to sell the company for purportedly inadequate consideration, engaging in a flawed sales process, and agreeing to a number of purportedly preclusive deal protection devices.  The complaints further allege that Newco, Merger Sub, the Permira Funds, CPPIB, and the Company aided and abetted the Board of Directors in the alleged breaches of fiduciary duties. The Consolidated Complaint and the Daniels Complaint also allege that the Informatica directors breached their fiduciary duties by omitting material information necessary for stockholders to make an informed vote. The complaints seek, among other things, an order enjoining the close of the transaction or, in the event that the transaction is consummated, an award of rescission and/or rescissory damages.
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
No customer accounted for more than 10% of revenue in the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, no customer accounted for more than 10% of the accounts receivable balance. North America revenues include the United States and Canada. Revenue from international customers (defined as those customers outside of North America) accounted for 32% and 36% of total revenues during the three months ended June 30, 2015 and 2014, respectively, and 33% and 36% of total revenues for the six months ended June 30, 2015 and 2014, respectively.

INFORMATICA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total revenue by geographic region is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
North America	$179,222	$159,973	$343,095	$313,817
Europe, the Middle East, and Africa	56,762	60,581	113,467	120,783
Other	25,882	30,159	55,840	59,210
Total revenues	$261,866	$250,713	$512,402	$493,810
Property and equipment, net by geographic region are summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Property and equipment, net:
North America	$139,567	$143,482
Europe, the Middle East, and Africa	8,973	10,902
Other	3,967	5,324
Total property and equipment, net	$152,507	$159,708

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
We license our software and provide services to end-user customers in a wide variety of industries located in over 80 countries, including automotive, energy and utilities, entertainment/media, financial services, healthcare, insurance, manufacturing, public sector, retail, services, technology, telecommunications, and travel/transportation. During the three months ended June 30, 2015, our largest vertical industry sectors for new license orders were financial services, healthcare and telecommunications. Approximately 68% and 64% of our total revenue during the three months ended June 30, 2015 and 2014, respectively, was from North America, which includes the U.S. and Canada. Historically, most of our international revenue has been generated in Europe, the Middle East and Africa (EMEA). No customer accounted for more than 5% of total revenue in the first two quarters of 2015 or the full year 2014, 2013, and 2012. On occasion, foreign currency exchange rates have been particularly volatile and have affected our financial results. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term, and we expect current exchange rate conditions to continue to adversely impact our revenue growth for the full year of 2015. Our strategic partners include systems integrators, resellers and distributors, original equipment manufacturers (OEMs), and strategic technology partners, including enterprise application providers, database vendors, and enterprise information integration vendors.
Total revenues increased by 4% in the three months ended June 30, 2015 to $261.9 million from $250.7 million in the comparable period a year ago. Our software revenues increased by 7% in the three months ended June 30, 2015 from the same period in 2014 due to a 39% increase in subscription revenues and a 1% increase in license revenues. Service revenues increased by 3% in the three months ended June 30, 2015 from the same period in 2014 due to a 6% growth in maintenance revenues offset by an 8% decrease in consulting and education services.
Total revenues increased by 4% in the six months ended June 30, 2015 to $512.4 million from $493.8 million in the comparable period a year ago. Software revenues increased by 4% in the six months ended June 30, 2015 from the same period in 2014 due to a 43% increase in subscription revenues offset by a 3% decrease in license revenues. Service revenues increased by 4% in the six months ended June 30, 2015 from the same period in 2014 due to a 6% growth in maintenance revenues offset by a 3% decrease in consulting and education services.
For the three months ended June 30, 2015 and 2014, our income from operations calculated in accordance with U.S. generally accepted accounting principles (GAAP) was $29.5 million and $33.8 million, respectively. Our non-GAAP income from operations was $57.0 million and $54.6 million in the three months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, our GAAP net income was $18.9 million and $22.8 million, respectively. Our non-GAAP net income was $39.8 million and $38.5 million in the three months ended June 30, 2015 and 2014, respectively. See Non-GAAP Financial Measures below for a reconciliation of GAAP to non-GAAP financial measures.
For the six months ended June 30, 2015 and 2014, our income from operations calculated in accordance with GAAP was $61.7 million and $70.6 million, respectively. Our non-GAAP income from operations was $109.5 million and $111.3 million in the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, our GAAP net income was $40.4 million and $47.7 million, respectively. Our non-GAAP net income was $76.7 million and $78.1 million in the six months ended June 30, 2015 and 2014, respectively. See Non-GAAP Financial Measures below for a reconciliation of GAAP to non-GAAP financial measures.
We believe that recent trends in technology are enhancing our growth opportunities. In particular, the continued adoption of cloud services, the diversity of customer, social and mobile interaction data, the richness of big data and the vulnerabilities in securing data are redefining business computing. We are focused on four distinct market opportunities for long-term growth aligned with these trends: cloud integration, MDM, data integration for next-generation analytics and data security. Our growth strategies include expanding to more cloud ecosystems and delivering more types of cloud services; offering more MDM solutions for critical business priorities, the cloud and big data; delivering more productivity tools for big data for IT developers and more data preparation capabilities for business users; and securing more types of data and offering innovative security intelligence capabilities. Recently, we launched Informatica Rev to empower business users to be self-sufficient in data integration and preparation for analytics, and Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.
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
Pending Merger
On April 6, 2015, we entered into an agreement and plan of merger (the “merger agreement”) to be acquired by the Canada Pension Plan Investment Board and investment funds advised by Permira Advisers LLC for $48.75 in cash for each share of our common stock.  Consummation of the merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in the European Union, Turkey, Russia and Israel, the receipt of written notice from the Committee on Foreign Investment in the United States ("CFIUS") that it has concluded its review of the joint voluntary notice that will be made by the parties to the merger agreement pursuant to Section 721 of the Defense Production Act, as amended, with a determination that there are no unresolved national security concerns with respect to the transaction contemplated by the merger agreement, and approval by our stockholders.  We have received antitrust regulatory approval (or the required waiting periods have expired or terminated) in the European Union, Turkey, Russia, Israel, and under the HSR Act.  In addition, we have received the required written notice from CFIUS. Furthermore, on June 23, 2015, we held a special meeting of stockholders, who voted on and approved the merger.
See Note 1 - Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for additional details.
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
Results of Operations
The following table presents certain financial data for the three and six months ended June 30, 2015 and 2014 as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Software	42%	41%	42%	42%
Service	58	59	58	58
Total revenues	100	100	100	100
Cost of revenues:
Software	1	1	1	1
Service	16	18	16	17
Amortization of acquired technology	1	1	1	2
Total cost of revenues	18	20	18	20
Gross profit	82	80	82	80
Operating expenses:
Research and development	19	19	20	19
Sales and marketing	40	38	40	37
General and administrative	8	8	8	8
Amortization of intangible assets	—	1	—	1
Acquisitions and other charges	3	—	2	—
Total operating expenses	70	66	70	65
Income from operations	12	14	12	15
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	1	—	1	—
Income before income taxes	13	14	13	15
Income tax provision	6	5	5	5
Net income	7%	9%	8%	10%
Revenues
Total revenues during the three months ended June 30, 2015 increased by 4% to $261.9 million compared to $250.7 million for the same period in 2014. Our software revenues slightly increased by 7% during the three months ended June 30, 2015 from the same period in 2014 due to a 39% increase in subscription revenues and a 1% increase in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand for our subscription offerings. The increase in license revenues was primarily due to an increase in the average transaction price of license transactions partially offset by a decrease in the number of transactions and foreign currency fluctuations. Service revenues increased by 3% during the three months ended June 30, 2015 from the same period in 2014 due to a 6% growth in maintenance revenues offset by an 8% decrease in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the decrease in consulting and education services revenues was primarily driven by the decrease in consulting revenue.
During the six months ended June 30, 2015, total revenues increased by 4% to $512.4 million from $493.8 million in the comparable period a year ago. Software revenues increased by 4% during the six months ended June 30, 2015 from the same period in 2014 due to a 43% increase in subscription revenues offset by a 3% decrease in license revenues. The increase in subscription revenues was due to growth in the installed customer base and higher customer demand of subscription offerings. The decrease in license revenues reflected a decrease in the number of transactions partially offset by an increase in average transaction size of license transactions during the six months ended June 30, 2015 compared to the same period in 2014. Service revenues increased by 4% during the six months ended June 30, 2015 from the same period in 2014 due to a 6% growth in maintenance revenues, offset by a 3% decrease in consulting and education services. The maintenance revenues growth was attributable to the increased size of our installed customer base, and the decrease in consulting and education services revenues was primarily driven by changes in foreign currency exchange rates.

The average transaction amount for license orders greater than $100,000 during the three months ended June 30, 2015, including upgrades for which we charge customers an additional fee, increased to $544,000 from $465,000 in the same period of 2014. The average transaction amount for orders greater than $100,000 for the six months ended June 30, 2015, including upgrades for which we charge our customers an additional fee, increased to $550,000 from $439,000 in the same period of 2014. We offer two types of upgrades: (1) upgrades that are not part of the post-contract services for which we charge customers an additional fee, and (2) upgrades that are part of the post-contract services that we provide to our customers at no additional charge, when and if available.
The number of software transactions greater than $1.0 million remained at 23 during the three months ended June 30, 2015 consistent with the same period in 2014. The number of transactions greater than $1.0 million increased to 40 during the six months ended June 30, 2015 from 36 in the same period of 2014.
The following table and discussion compare our revenues for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Software revenues:
License	$88,317	$87,293	1%	$170,696	$175,804	(3)%
Subscription	22,529	16,162	39%	43,876	30,694	43%
Total software revenues	110,846	103,455	7%	214,572	206,498	4%
Service revenues:
Maintenance	118,894	112,494	6%	234,245	221,765	6%
Consulting and education	32,126	34,764	(8)%	63,585	65,547	(3)%
Total service revenues	151,020	147,258	3%	297,830	287,312	4%
Total revenues	$261,866	$250,713	4%	$512,402	$493,810	4%
Software Revenues
Our software revenues were $110.8 million (or 42% of total revenues) for the three months ended June 30, 2015 compared to $103.5 million (or 41% of total revenues) for the three months ended June 30, 2014, representing an increase of $7.4 million (or 7%). Our software revenues were $214.6 million (or 42% of total revenues) for the six months ended June 30, 2015 compared to $206.5 million (or 42% of total revenues) for the six months ended June 30, 2014, representing an increase of $8.1 million (or 4%).
License Revenues
Our license revenues increased to $88.3 million (or 34% of total revenues) for the three months ended June 30, 2015 from $87.3 million (or 35% of total revenues) for the three months ended June 30, 2014. Our license revenues decreased to $170.7 million (or 33% of total revenues) for the six months ended June 30, 2015 from $175.8 million (or 36% of total revenues) for the six months ended June 30, 2014. The increase in license revenues of $1.0 million (or 1%) for the three months ended June 30,

2015 compared to the same period in 2014 was primarily due to an increase in the average transaction price of license transactions partially offset by a decrease in the number of transactions and foreign currency fluctuations. The decrease of $5.1 million (or 3%) in license revenues for the six months ended June 30, 2015 compared to the same period in 2014 were primarily due to a decrease in the number of transactions partially offset by an increase in average transaction size of license transactions in the first six months of 2015, compared to the same period in 2014.
Subscription Revenues
Subscription revenues, which primarily represent revenues from customers and partners under subscription-based licenses for a variety of cloud and data-as-a-service offerings, increased to $22.5 million (or 9% of total revenues) for the three months ended June 30, 2015 compared to $16.2 million (or 6% of total revenues) for the three months ended June 30, 2014. Subscription revenues increased to $43.9 million (or 9% of total revenues) for the six months ended June 30, 2015 from $30.7 million (or 6% of total revenues) for the six months ended June 30, 2014.
The increases of $6.4 million (or 39%) and $13.2 million (or 43%) in subscription revenues for the three months and six months ended June 30, 2015, respectively, compared to the same period in 2014 were primarily due to an increase in the installed base of subscription customers and higher customer demand.
Service Revenues
Maintenance Revenues
Maintenance revenues increased to $118.9 million (or 45% of total revenues) for the three months ended June 30, 2015 compared to $112.5 million (or 45% of total revenues) for the three months ended June 30, 2014. Maintenance revenues increased to $234.2 million (or 46% of total revenues) for the six months ended June 30, 2015 compared to $221.8 million (or 45% of total revenues) for the six months ended June 30, 2014. The increases of $6.4 million (or 6%) and $12.5 million (or 6%) in maintenance revenues for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 were primarily due to the increasing size of our installed customer base.
Consulting and Education Revenues
Consulting and education revenues decreased to $32.1 million (or 12% of total revenues) for the three months ended June 30, 2015 compared to $34.8 million (or 14% of total revenues) for the three months ended June 30, 2014. Consulting and education revenues decreased to $63.6 million (or 12% of total revenues) for the six months ended June 30, 2015 compared to $65.5 million (or 13% of total revenues) for the six months ended June 30, 2014. The decreases of $2.6 million (or 8%) and $2.0 million (or 3%) in consulting and education revenues for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 were primarily driven by changes in foreign currency exchange rates.
International Revenues
Our international revenues were $82.6 million (or 32% of total revenues) and $90.7 million (or 36% of total revenues) for the three months ended June 30, 2015 and 2014, respectively. Our international revenues were $169.3 million (or 33% of total revenues) and $180.0 million (or 36% of total revenues) for the six months ended June 30, 2015 and 2014, respectively. The decrease of $8.1 million (or 9%) in international revenues for the three months ended June 30, 2015 compared to the same period in 2014 was due to decreases in software revenues in Latin America, maintenance revenues in EMEA, and consulting revenues in EMEA and Asia-Pacific. The decrease in software revenues in Latin America during the three months ended June 30, 2015 was driven by a decline in license revenues due primarily to a decrease in license orders and due to the three months ended June 30, 2014 being benefited by the recognition of previously deferred amounts where revenue is recognized upon cash receipt. The decreases in maintenance revenues and consulting revenues in EMEA and Asia-Pacific were primarily driven by foreign currency fluctuations offset by an increase in our installed customer base. The decrease of $10.7 million (or 6%) in international revenues for the six months ended June 30, 2015 compared to the same period in 2014 was due to decreases in software revenues in Latin America offset by an increase in Asia-Pacific, and decreases in maintenance and consulting revenues in EMEA. The decrease in software revenues in Latin America during the six months ended June 30, 2015 was driven by a decline in license revenues due primarily to a decrease in license orders and due to the six months ended June 30, 2014 being benefited by the recognition of previously deferred amounts where revenue is recognized upon cash receipt. The increase in software revenues in Asia Pacific was driven by higher license bookings due to broader adoption of our software products and increase in our installed customer base. The decreases in maintenance revenues and consulting revenues were primarily driven by foreign currency fluctuations offset by an increase in our installed customer base.

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
We typically ship products shortly after the receipt of an order, which is common in the software industry, and historically our backlog of license orders awaiting shipment at the end of any given quarter has varied. Aggregate backlog and deferred revenues at June 30, 2015 were approximately $368 million compared to $336.2 million at June 30, 2014 and $374.9 million at December 31, 2014. The change in the second quarter of 2015 from the comparable period of 2014 was primarily due to increases in deferred software and service revenues, partially offset by a decrease in aggregate backlog. The international portion of aggregate backlog and deferred revenues may fluctuate with changes in foreign currency exchange rates. Aggregate backlog and deferred revenues as of any particular date are not necessarily indicative of future results.
Cost of Revenues
The following table sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Cost of software revenues	$3,226	$2,450	32%	$6,602	$5,569	19%
Cost of service revenues	41,973	43,343	(3)%	82,524	83,572	(1)%
Amortization of acquired technology	2,589	3,286	(21)%	5,339	7,271	(27)%
Total cost of revenues	$47,788	$49,079	(3)%	$94,465	$96,412	(2)%
Cost of software revenues, as a percentage of software revenues	3%	2%	1%	3%	3%	—%
Cost of service revenues, as a percentage of service revenues	28%	29%	(1)%	28%	29%	(1)%
Cost of Software Revenues
Our cost of software revenues is a combination of costs of license and subscription revenues. Cost of license revenues consists primarily of software royalties, product packaging, documentation, and production costs. Cost of subscription revenues consists primarily of fees paid to third party vendors for hosting services related to our subscription services and royalties paid to postal authorities and other vendors that provide content for our data-as-a-service offerings. Cost of software revenues increased to $3.2 million (or 3% of software revenues) for the three months ended June 30, 2015 compared to $2.5 million (or 2% of software revenues) in the same period of 2014. Cost of software revenues increased to $6.6 million (or 3% of software revenues) for the six months ended June 30, 2015 compared to $5.6 million (or 3% of software revenues) in the same period of 2014.
The $0.8 million (or 32%) increase for the three months ended June 30, 2015 compared to the same period in 2014, was primarily due to a $0.9 million increase in software royalties, partially offset by a $0.1 million decrease in fees paid to third party vendors for hosting services. The $1.0 million (or 19%) increase for the six months ended June 30, 2015 compared to the same period in 2014, was primarily due to a $1.5 million increase in software royalties, partially offset by a $0.5 million decrease in fees paid to third party vendors for hosting services and documentation costs.
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
Cost of service revenues decreased to $42.0 million (or 28% of service revenues) during the three months ended June 30, 2015 compared to $43.3 million (or 29% of service revenues) in the same period of 2014. Cost of service revenues decreased to $82.5 million (or 28% of service revenues) for the six months ended June 30, 2015 compared to $83.6 million (or 29% of service revenues) in the same period of 2014.
The $1.4 million (or 3%) decrease during the three months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $2.2 million decrease in subcontractor fees, partially offset by a $0.7 million increase in personnel related costs (including stock-based compensation) and a $0.1 million increase in general overhead costs. The $1.0 million (or 1%) decrease for the six months ended June 30, 2015 compared to the same period of 2014 was primarily due to $4.0 million decrease in subcontractor fees, partially offset by a $2.2 million increase in personnel related costs (including stock-based compensation), a $0.5 million increase in reimbursable expenses, and a $0.3 million increase in general overhead costs.
Amortization of Acquired Technology
The following table sets forth, for the periods indicated, our amortization of acquired technology (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Amortization of acquired technology	$2,589	$3,286	(21)%	$5,339	$7,271	(27)%
Amortization of acquired technology is the amortization of technologies acquired through business acquisitions and technology licenses. Amortization of acquired technology decreased to $2.6 million for the three months ended June 30, 2015 from $3.3 million in the same period of 2014. Amortization of acquired technology decreased to $5.3 million for the six months ended June 30, 2015 from $7.3 million in the same period of 2014.
The decrease of $0.7 million (or 21%) for the three months ended June 30, 2015, compared to the same period of 2014 was primarily due to a $0.6 million decrease in amortization of certain technologies that were fully amortized after June 30, 2014, and a $0.6 million net decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up when the technology is first acquired. These decreases were offset by a $0.5 million increase in amortization relating to technologies and backlog acquired in connection with our StrikeIron and Proact acquisitions.
The decrease of $1.9 million (or 27%) for the six months ended June 30, 2015, compared to the same period of 2014 was primarily due to a $1.5 million decrease in amortization of certain technologies that were fully amortized after June 30, 2014, and a $1.4 million net decrease in amortization of certain acquired technologies which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up when the technology is first acquired. These decreases were offset by a $1.0 million increase in amortization relating to technologies and backlog acquired in connection with our StrikeIron and Proact acquisitions.
See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information regarding our acquisitions.

Operating Expenses
Research and Development
The following table sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Research and development	$50,044	$48,850	2%	$100,721	$94,535	7%
Our research and development expenses consist primarily of salaries and other personnel-related expenses, consulting services, facilities, and related overhead costs associated with the development of new products, enhancement and localization of existing products, quality assurance, and development of documentation for our products. Research and development expenses increased to $50.0 million (or 19% of total revenues) and $100.7 million (or 20% of total revenues) for the three and six months ended June 30, 2015, respectively, compared to $48.9 million (or 19% of total revenues) and $94.5 million (or 19% of total revenues) for the three and six months ended June 30, 2014, respectively. All software development costs for software intended to be marketed to customers have been expensed in the period incurred since the costs incurred subsequent to the establishment of technological feasibility have not been significant.
The $1.2 million (or 2%) increase during the three months ended June 30, 2015 compared to the same period of 2014 was primarily due to a $1.1 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $0.1 million increase in general overhead costs. The $6.2 million (or 7%) increase during the six months ended June 30, 2015 as compared to the same period of 2014 was primarily due to a $6.6 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount and a $0.1 million increase in general overhead costs, partially offset by a $0.5 million decrease in outside services.
Sales and Marketing
The following table sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Sales and marketing	$103,724	$96,784	7%	$201,126	$188,368	7%
Our sales and marketing expenses consist primarily of personnel costs, including commissions and bonuses, as well as costs of public relations, seminars, marketing programs, lead generation, travel, and trade shows. Sales and marketing expenses increased to $103.7 million (or 40% of total revenues) and $201.1 million (or 38% of total revenues) for the three and six months ended June 30, 2015, respectively, compared to $96.8 million (or 38% of total revenues) and $188.4 million (or 37% of total revenues) for the three and six months ended June 30, 2014, respectively.
The $6.9 million (or 7%) increase for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $5.2 million increase in personnel-related costs (including stock-based compensation),a $1.6 million increase in outside services and marketing programs, and a $0.1 million increase in general overhead costs. The $12.8 million (or 7%) increase for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to an $9.4 million increase in personnel-related costs, a $2.5 million increase in outside services and marketing programs, and a $0.9 million increase in general overhead costs.
General and Administrative
The following table sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
General and administrative	$21,214	$20,019	6%	$42,313	$40,072	6%

Our general and administrative expenses consist primarily of personnel costs for finance, human resources, legal, and general management, as well as professional service expenses associated with recruiting, legal, tax and accounting services. General and administrative expenses increased to $21.2 million (or 8% of total revenues) and $42.3 million (or 8% of total revenues) for the three and six months ended June 30, 2015, respectively, compared to $20.0 million (or 8% of total revenues) and $40.1 million (or 8% of total revenues) for the three and six months ended June 30, 2014.
The $1.2 million (or 6%) increase for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $0.7 million increase in outside services, a $0.3 million increase in general overhead costs, and a $0.2 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount. The $2.2 million (or 6%) increase for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $1.0 million increase in personnel-related costs (including stock-based compensation) as a result of increased headcount, a $0.8 million increase in outside services, and a $0.4 million increase in general overhead costs. The Company previously presented $1.4 million of expenses related to the Merger and other stockholder matters as part of general and administrative expenses during the three months ended March 31, 2015 that have been reclassified and presented in acquisitions and other charges in the six months ended June 30, 2015. This change in presentation did not affect total operating expenses during the six months ended June 30, 2015.
Amortization of Intangible Assets
The following table sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Amortization of intangible assets	$1,031	$1,384	(26)%	$2,122	$2,920	(27)%
Amortization of intangible assets is the amortization of customer relationships, vendor relationships, trade names, and covenants not to compete acquired through prior business acquisitions, and patents acquired. Amortization of intangible assets decreased to $1.0 million (or less than 1% of total revenues) for the three months ended June 30, 2015 from $1.4 million (or 1% of total revenues) for the three months ended June 30, 2014. Amortization of intangible assets decreased to $2.1 million (or less than 1% of total revenues) for the six months ended June 30, 2015 from $2.9 million (or 1% of total revenues) for the six months ended June 30, 2014.
The decrease of $0.4 million (or 26%) in amortization of intangible assets for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $0.4 million decrease in amortization of certain intangibles that were fully amortized after June 30, 2014 and a $0.4 million net decrease in amortization of certain intangibles which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up when the technology is first acquired. These decreases were offset by a $0.4 million increase in amortization primarily related to intangibles acquired in connection with our StrikeIron acquisition.
The decrease of $0.8 million (or 27%) in amortization of intangible assets for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $0.8 million of decrease in amortization of certain intangibles that were fully amortized after June 30, 2014 and a $0.9 million net decrease in amortization of certain intangibles which are amortized using a method based on expected cash flows. Generally cash flows decline over time after an initial ramp up when the technology is first acquired. These decreases were offset by a $0.9 million increase in amortization primarily relating to intangible assets acquired in connection with our StrikeIron acquisition.
See Note 13. Acquisitions of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information regarding our acquisitions.

Acquisitions and Other Charges
The following table sets forth, for the periods indicated, our acquisitions and other charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Acquisitions and other charges	$8,609	$771	1,017%	$9,967	$860	1,059%
The acquisitions and other charges incurred during the three and six months ended June 30, 2015 of $8.6 million and $10.0 million, respectively, are primarily related to the pending Merger and other non-routine shareholder matters and primarily consist of advisory and consulting, legal, accounting, tax, and other professional service fees, and Securities and Exchange Commission ("SEC") filing fees associated with the special shareholders' meeting. The Company previously presented $1.4 million of expenses related to the Merger and other stockholder matters as part of general and administrative expenses during the three months ended March 31, 2015 that have been reclassified and presented in acquisitions and other charges in the six months ended June 30, 2015. This change in presentation did not affect total operating expenses during the six months ended June 30, 2015.
The acquisitions and other charges incurred during the three and six months ended June 30, 2014 of $0.8 million and $0.9 million, respectively, are related to our acquisitions of other companies and primarily consist of legal, accounting, tax, bankers', consulting, and other professional service fees, changes in fair value and other adjustments of contingent consideration, adjustments related to hold-back, and severance liabilities to former employees of acquirees.
Interest and Other Income, Net
The following table sets forth, for the periods indicated, our interest and other income, net (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Interest income	$533	$1,179	(55)%	$1,404	$2,332	(40)%
Interest expense	(59)	(166)	(64)%	(145)	(293)	(51)%
Other income (expense), net	2,820	(198)	1,524%	3,188	(282)	1,230%
Interest and other income, net	$3,294	$815	304%	$4,447	$1,757	153%
Interest and other income, net consists primarily of interest income earned on our cash, cash equivalents, and short-term investments, as well as foreign exchange transaction gains and losses, and interest expense. The increase in interest and other income, net, of $2.5 million (or 304%) for the three months ended June 30, 2015 compared to the same period in 2014, was primarily due to $1.8 million in gains from the sale of investment in an equity interest and marketable securities, foreign exchange transaction gains of $1.2 million, offset by a $0.5 million net decrease in interest income and interest expense primarily due to lower investment balances and lower yields.
The increase in interest and other income, net, of $2.7 million (or 153%) for the six months ended June 30, 2015 compared to the same period in 2014, was primarily due to a $1.9 million in gains from sale of investment in an equity interest and marketable securities, foreign exchange transaction gains of $1.6 million, offset by a $0.8 million net decrease in interest income and interest expense primarily due to lower investment balances and lower yields.

Income Tax Provision
The following table sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Income tax provision	$13,867	$11,812	17%	$25,695	$24,718	4%
Effective tax rate	42%	34%	8%	39%	34%	5%
Our effective tax rates were 42% and 34% for the three months ended June 30, 2015 and 2014, respectively, and 39% and 34% for the six months ended June 30, 2015 and 2014, respectively. Our rates for the three and six months ended June 30, 2015 were higher than the federal statutory rate of 35% mainly due to a change in management's assertion with respect to our foreign undistributed earnings. Our rates for the three and six months ended June 30, 2014 were similar to the federal statutory rate of 35% as the benefits of foreign earnings in lower-tax jurisdictions and the domestic manufacturing deduction were offset by nondeductible stock-based compensation, state income taxes, and the accrual of reserves related to unrecognized tax benefits. The tax rates for both periods do not include the federal research and development tax credit benefit as the credit was not reinstated for the respective interim periods.
As of December 31, 2014, we had approximately $128.2 million of undistributed earnings from its foreign subsidiaries for which we had not provided U.S. income or applicable foreign withholding taxes. During the three months ended June 30, 2015, we changed our assertion for undistributed foreign earnings and expect to use its available cash that we hold in foreign jurisdictions as part of the acquisition consideration for the pending Merger. Consequently, we provided for U.S. income taxes (after the consideration of foreign tax credit) and applicable foreign withholding taxes on all foreign undistributed earnings as these earnings will be repatriated to the U.S.
The repatriation is expected to generate a total of $5.6 million of additional U.S. income tax expense in 2015.  This includes $7.4 million of U.S. income tax expense for the current year earnings generated by foreign subsidiaries and $1.8 million of net discrete tax benefit recorded for prior year cumulative undistributed earnings in the three months ended June 30, 2015.  The current and prior year income tax benefit from corresponding foreign tax credits are included in the computation of the U.S. income tax expenses provided on undistributed foreign earnings because we believe it is more-likely-than-not that we will realize the benefit from these foreign tax credits before they expire.
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

For the three and six months ended June 30, 2015 and 2014, the GAAP and non-GAAP financial measures were as follows (in thousands, except for percentages and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Income from operations	$29,456	$33,826	$61,688	$70,643
Non-GAAP income from operations	$56,991	$54,628	$109,512	$111,301
Percentage of income from operations to total revenues	11%	13%	12%	14%
Non-GAAP percentage of income from operations to total revenues	22%	22%	21%	23%
Net income	$18,883	$22,829	$40,440	$47,682
Non-GAAP net income	$39,770	$38,539	$76,651	$78,068
Diluted net income per share	$0.18	$0.20	$0.38	$0.43
Non-GAAP diluted net income per share	$0.37	$0.35	$0.72	$0.70
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Total revenues	$261,866	$250,713	$512,402	$493,810

Income from operations	$29,456	$33,826	$61,688	$70,643

Percentage of income from operations to total revenues	11%	13%	12%	14%

Plus:
Amortization of acquired technology - Cost of revenues	2,589	3,286	5,339	7,271
Amortization of intangible assets - Operating expenses	1,031	1,384	2,122	2,920
Acquisitions and other charges - Operating expenses	8,609	771	9,967	860
Stock-based compensation - Cost of revenues and Operating expenses	15,306	15,361	30,396	29,607
Non-GAAP income from operations	$56,991	$54,628	$109,512	$111,301

Non-GAAP percentage of income from operations to total revenues	22%	22%	21%	23%

Net income	$18,883	$22,829	$40,440	$47,682

Plus:
Amortization of acquired technology - Cost of revenues	2,589	3,286	5,339	7,271
Amortization of intangible assets - Operating expenses	1,031	1,384	2,122	2,920
Acquisitions and other charges - Operating expenses	8,609	771	9,967	860
Stock-based compensation - Cost of revenues and Operating expenses	15,306	15,361	30,396	29,607
Gain on investment in equity interest - Other income and expenses	(1,396)	—	(1,396)	—
Gain on foreign currency related to cash repatriation, net - Other income and expenses	(1,377)	—	(1,377)	—
Income tax adjustments	(3,875)	(5,092)	(8,840)	(10,272)
Non-GAAP net income	$39,770	$38,539	$76,651	$78,068

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Diluted net income per share:
Diluted GAAP net income per share	$0.18	$0.20	$0.38	$0.43
Plus:
Amortization of acquired technology	0.02	0.03	0.05	0.07
Amortization of intangible assets	0.01	0.01	0.02	0.02
Acquisitions and other charges	0.08	0.01	0.09	0.01
Stock-based compensation	0.14	0.14	0.28	0.26
Gain on investment in equity interest	(0.01)	—	(0.01)	—
Gain on foreign currency related to cash repatriation, net	(0.01)	—	(0.01)	—
Income tax adjustments	(0.04)	(0.04)	(0.08)	(0.09)
Diluted Non-GAAP net income per share	$0.37	$0.35	$0.72	$0.70

Shares used in computing diluted Non-GAAP net income per share	106,565	111,601	106,991	111,770
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
Acquisition and other charges. We exclude certain expense items resulting from the pending acquisition of Informatica by a company controlled by Canada Pension Plan Investment Board and investment funds advised by Permira Advisers LLC, non-routine stockholder matters, and our acquisitions of other companies. The excluded expenses include the following, when applicable: (1) advisory and consulting, legal, accounting, tax, other professional service fees, and SEC filing fees to the extent associated with the Merger and our acquisitions of other companies; and (2) changes in fair value and other adjustments of contingent consideration, adjustments related to hold-back, and severance liabilities to former employees of acquirees. We consider these adjustments, to some extent, to be unpredictable and dependent on the frequency and size of acquisitions that occur during a given period. Furthermore, acquisitions result in non-continuing operating expenses, which would not otherwise have been incurred in the normal course of organic business operations, with respect to each acquisition. During the three months ended June 30, 2015, we recognized into operating expenses $8.8 million in costs related to the Merger. During the three months ended March 31, 2015, Informatica previously presented $1.4 million of expenses related to the Merger and other non-routine stockholder matters as a part of general and administrative expenses that have been reclassified and presented as acquisitions and other charges for the six months ended June 30, 2015.
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
Gain on investment in equity interest. We excluded a realized gain related to an investment in an equity interest.
Gain on foreign currency related to cash repatriation. We excluded gains resulting from derivative instruments entered into in order to hedge certain foreign currency fluctuations as we anticipate the repatriation of foreign cash in preparation for the Merger, partially offset by losses from the foreign currency revaluation of the proceeds of the derivative instruments.

Income tax adjustments. The income tax effects that are excluded from the non-GAAP measures relate to the tax impact on the difference between GAAP and non-GAAP expenses, primarily related to stock-based compensation, acquisitions and other charges, and amortization of acquired technology and intangible assets. In addition, we excluded the increase in the income tax provision during the three months ended June 30, 2015 resulting from our current plans to not indefinitely reinvest the net undistributed earnings of our foreign subsidiaries due to the Merger.
Liquidity and Capital Resources
We have funded our operations primarily through cash flows from operations and equity and debt offerings in the past. As of June 30, 2015, we had $558.0 million in available cash and cash equivalents and short-term investments. Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services, and facilities and related costs. We have also used cash to purchase property and equipment, repurchase common stock from the open market to reduce the dilutive impact of stock option issuances, and acquire businesses and technologies to expand our product offerings.
Approximately 38% of our cash, cash equivalents, and short-term investments are held by our foreign subsidiaries. The Company expects to use most of its available cash as part of the acquisition consideration for the pending Merger, to the extent not used for local working capital needs. Consequently, the Company will provide for U.S. income and applicable foreign withholding taxes on all undistributed foreign earnings.
The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$109,246	$102,081
Cash provided by (used in) investing activities	$330,752	$(111,596)
Cash used in financing activities	$(267,222)	$(30,535)
Operating Activities: Cash provided by operating activities for the six months ended June 30, 2015 was $109.2 million, representing an increase of $7.2 million from the six months ended June 30, 2014. This increase resulted primarily from a $23.7 million increase in net cash inflow from accounts receivable, a $6.6 million increase in net cash inflow from adjustments for non-cash expenses, and a $4.8 million decrease in net cash outflow from income taxes payable. These were partially offset by a $12.3 million increase in net cash outflow from accounts payable and accrued liabilities, an $8.2 million increase in net cash outflow from prepaid expenses and other assets, a 7.2 million decrease in net income, and a $0.2 million decrease in net cash inflow from deferred revenues. In the beginning of the first quarter of 2015, we changed our vacation policy for employees based in the United States and paid $12.6 million of accrued but unused vacation as of the end of 2014 and the related employer portion of payroll taxes. We recognized excess tax benefits from stock-based compensation of $3.5 million during the six months ended June 30, 2015. This amount is recorded as a use of cash from operating activities and an offsetting amount is recorded as a source of cash provided by financing activities. We made net cash payments for taxes in different jurisdictions of $28.7 million during the six months ended June 30, 2015, which includes a one-time $5.3 million payment for a contested tax assessment from the German taxing authorities. We do not expect resolution of the contested tax assessment in 2015. We made cash payments of $7.0 million for costs related to the Merger and non-routine shareholder matters during the six months ended June 30, 2015. Our “days sales outstanding” in accounts receivable remained flat at 66 days at both June 30, 2015 and June 30, 2014.
Investing Activities:  Net cash provided by investing activities for the six months ended June 30, 2015 was $330.8 million due to sales of investments of $316.3 million, maturities of investments of $64.2 million, and sale of an investment in an equity interests for $3.7 million. Proceeds from maturities and sales of investments are primarily used to fund the two accelerated stock repurchase ("ASR") agreements entered into during February 2015 with two different banks, where we paid an aggregate $300 million to repurchase our common stock, and reserved for use as consideration in the Merger. These cash inflows were partially offset by $49.3 million in purchases of investments, $3.1 million in purchases of property and equipment, and a $1.1 million investment in an equity interest.
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
Financing Activities:  Net cash used in financing activities for the six months ended June 30, 2015 was $267.2 million due to repurchases and retirement of our common stock of $300.0 million as part of the two ASR agreements and withholding taxes for restricted stock units net share settlement of $9.2 million. These amounts were partially offset by proceeds received from the issuance of common stock to option holders and participants of our ESPP of $38.5 million and excess tax benefits from stock-based compensation of $3.5 million.
We receive cash from the exercise of common stock options and the sale of common stock under our ESPP. Although we expect to continue to receive some proceeds from the issuance of common stock to option holders and participants of our current ESPP purchase period, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors, including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan, and overall market conditions.
Our Board of Directors has approved a stock repurchase program for the Company to repurchase its common stock. The primary purpose of the program is to enhance shareholder value, including partially offsetting the dilutive impact of stock-based incentive plans. The number of shares to be purchased and the timing of the purchases are based on several factors, including the price of the Company's common stock, the Company's liquidity and working capital needs, general business and market conditions, and other investment opportunities. These purchases can be made from time to time in the open market and are funded from the Company’s available working capital. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of the Company's outstanding common stock, with such authorizations aggregating to $300 million. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under our stock repurchase program. Subsequently in February 2015, we entered into separate ASR agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. The ASR agreements concluded in June 2015 and we received approximately 0.8 million in additional shares for a total of 6.5 million shares repurchased at an average price of $46.17 per share. The repurchase program authorized by the Board of Directors does not have an expiration date. Repurchased shares are retired and reclassified as authorized and unissued shares of common stock. As of June 30, 2015, $200.0 million of the previous authorizations remained available for future repurchases.
See Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report for information regarding the number of shares purchased under the stock repurchase program.
On June 2, 2015, Merger Sub, a wholly owned subsidiary of Newco, entered into an agreement to issue an aggregate of $650 million principal amount of 7.125% Senior Notes, due in 2023 (the "Notes"), in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. On June 16, 2015 (the "Closing Date"), Merger Sub entered into an escrow agreement with the Trustee and Deutsche Bank Trust Company Americas, National Association as escrow agent, pursuant to which, on the Closing Date, Merger Sub deposited the gross proceeds of $650.0 million received in connection with the offering of the Notes into an escrow account together with cash provided by us in an amount of $2.6 million sufficient to fund accrued and unpaid interest on the Notes through July 6, 2015. On July 26, 2015, we deposited an additional $3.9 million into the escrow account to fund accrued and unpaid interest on the Notes through August 5, 2015. On July 30, 2015, we deposited an additional $1.8 million into the escrow account to fund accrued and unpaid interest on the Notes through August 14, 2015. If the escrow conditions are not satisfied by October 13, 2015, the funds held in the escrow account will be released to redeem the Notes at a price equal to the initial issue price of the Notes plus accrued interest up until the date of the redemption.
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

Contractual Obligations and Operating Leases
The following table summarizes our significant contractual obligations, including future minimum lease payments at June 30, 2015, under non-cancelable operating leases with original terms in excess of one year, and the effect of such obligations on our liquidity and cash flows in the future periods (in thousands):

	Payment Due by Period
	Total	Remaining 2015	2016 and 2017	2018 and 2019	2020 and Beyond
Operating lease payments	$47,802	$6,212	$19,366	$14,098	$8,126
The above commitment table does not include approximately $29.3 million of long-term income tax liabilities recorded in accordance with ASC 740, Income Taxes. We are unable to make a reasonably reliable estimate of the timing of these potential future payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above. For further information, see Note 9. Income Taxes of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended June 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of the market risks we encounter.
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
Change in internal control over financial reporting.  There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, and the approval of certain government or regulatory agencies in the United States, the European Union, Turkey, Russia and Israel. We have received antitrust regulatory approval (or the required waiting periods have expired or terminated) in the United States, the European Union, Turkey, Russia, Israel. Furthermore, on June 23, 2015, we held a special meeting of stockholders, who voted on and approved the merger. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
The Merger gives rise to inherent risks that include:

•	the inability to complete the Merger due to the failure to satisfy the conditions to the completion of the Merger;

•	pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

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

•
the risk that if the Merger is not completed, investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger.

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
Rapid technological changes, including changes in customer requirements and preferences, are characteristic in the software industry. In particular, in the market for enterprise data integration software and services, especially for broader data integration initiatives, we have experienced increased competition from new and emerging technologies and increased market confusion from our customers or prospective customers about the benefits of our products compared to other solutions. In order to address the expanding data integration needs of our customers and prospective customers, and to respond to rapid technological changes, technological trends and customer concerns, we introduce new products and technology enhancements on a regular basis, including products we acquire. For example, recently we launched Informatica Rev to empower business users to be self-sufficient in data integration and preparation for analytics, and Secure@Source, a new product that enables customers to discover and classify sensitive data and assess risks associated with data proliferation.  We intend to continue increasing our investments to develop new products and product enhancements. The introduction of new products, integration of acquired products and enhancement of existing products, is a complex and costly process involving inherent risks, such as:

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
Our quarterly operating results, including our software revenues and particularly our license revenues, have fluctuated in the past and may do so in the future. These fluctuations have caused our stock price to decline and could cause our stock price to significantly fluctuate or decline in the future. Our license revenues, which are primarily sold on a perpetual license basis, are difficult to forecast accurately and are vulnerable to short-term shifts in customer demand. Also, we may experience order deferrals by customers in anticipation of future new product introductions or product enhancements, as well as a result of their particular budgeting and purchase cycles. The continued global economic and geopolitical uncertainty is also likely to cause further customer order deferrals or reductions, stricter customer purchasing controls and approval processes, and adversely affect budgeting and purchase cycles. By comparison, our short-term expenses are relatively fixed and based in part on our expectations of future revenues. In addition, our backlog of license orders at the end of a given fiscal period has tended to vary. Furthermore, we generally recognize a substantial portion of our license revenues in the last month of each quarter and, sometimes in the last few weeks or days of each quarter. The first and second quarters of 2015 followed this trend. As a result, we cannot predict the adverse impact caused by cancellations or delays in prospective orders until the end of each quarter. Moreover, the expansion of our product portfolio through the introduction of new products and enhancements has increased the complexity and size of our transactions. The likelihood of an adverse impact may be greater if we experience increased average transaction sizes due to a mix of relatively larger deals in our sales pipeline.
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
Our international sales and operations expose us to fluctuations in foreign currency exchange rates. An unfavorable change in the exchange rate of foreign currencies against the U.S. dollar would result in lower revenues when translated into U.S. dollars, although operating expenses would be lower as well. On occasion exchange rates have been particularly volatile and have affected quarterly revenue and profitability. Recent fluctuations in foreign currency exchange rates may negatively affect our revenues in the near term. For example, the recent strength of the U.S. dollar negatively affected our reported revenue for the first and second quarters of 2015, and we expect current exchange rate conditions to adversely impact our revenue growth for the remainder of 2015. As our international operations grow, if the current dramatic fluctuations in foreign currency exchange rates continue or increase, the effect of changes in foreign currency exchange rates could become material to revenue, operating expenses, and income.
Our international operations expose us to increased risks that could limit our future growth.
We have significant operations outside the United States, including sales and professional services operations, software development centers and customer support centers. We have recently expanded our presence and capabilities in a number of major geographic regions, and we plan to continue such expansion. Our international operations are subject to numerous risks, including:

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
As our business has grown, we have become increasingly subject to the risks arising from adverse changes in the domestic and global economies, particularly Europe. Revenues from Europe, the Middle East, and Africa (“EMEA”) accounted for approximately 22% and 24% of our total revenues during the three and six months ended June 30, 2015 and 2014, respectively. We have experienced the adverse effect of economic slowdowns in the past, which resulted in a significant reduction in capital spending by our customers, as well as longer sales cycles and the deferral or delay of purchases of our products.
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
Most of our sales to government entities have been made indirectly through providers that sell our products. Government entities may have contractual or other legal rights to terminate contracts with our providers for convenience or due to a default, and any such termination may adversely impact our future results of operations. For example, if the provider receives a significant portion of its revenue from sales to such governmental entity, the financial health of the provider could be substantially harmed, which could negatively affect our future sales to such provider. Governments routinely audit and investigate government contractors, and we may be subject to such audits and investigations. For example, we recently received a letter from the U.S. Department of Justice notifying us that they have commenced a civil False Claims Act investigation in connection with our sales of products to the federal government through resellers and distributors holding Multiple Award Schedule contracts with the General Services Administration. If such an audit or investigation uncovers improper or illegal activities, including any misuse of confidential or classified information by our employees, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with such government entity. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us or our employees or should our products not perform as contemplated in government deployments.
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
In addition, the FASB is currently working together with the International Accounting Standards Board (“IASB”) to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP and those who are required to follow International Financial Reporting Standards (“IFRS”). These projects may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, but not limited to, principles for revenue recognition and lease accounting. For example, the FASB issued a new financial accounting standard for revenue recognition in May 2014 - Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)" - that supersedes nearly all existing U.S. GAAP revenue recognition guidance. The FASB decided to delay the effective date of the standard by one year, making it effective for us in the first quarter of 2018. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it could change the way we account for certain of our sales transactions and may require the implementation of additional systems prior to our adoption of this accounting standard that may result in additional operating costs. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. Furthermore, a change in accounting principles from GAAP to IFRS may have a material impact on our financial statements. A change in existing financial accounting standards or practices may even retroactively adversely affect previously reported transactions. It is not clear if we have the proper systems and controls in place to accommodate such changes.
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
We maintain an investment portfolio, which typically consists of certificates of deposit, commercial paper, corporate notes and bonds, money market funds, time deposits, municipal securities, U.S. government and agency notes and bonds, and equity securities. Although we follow an established investment policy, which specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment, and other criteria in order to help mitigate our exposure to interest rate and credit risk, the assets in our investment portfolio may lose value or become impaired, or our interest income may decline. We may be required to record impairment charges for other-than-temporary declines in fair market value in our investments. Future fluctuations in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our operating results and financial condition. See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. During the six months ended June 30, 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
The following table provides information about the repurchase of our common stock for the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — April 30
From employees (1)	—	—	—	—
Repurchase program (2)	—	—	—	$200,000
May 1 — May 31
From employees (1)	93,129	$48.10	—	—
Repurchase program (2)	—			$200,000
June 1 — June 30
From employees (1)	—	—	—	—
Repurchase program (2)	772,699		772,699	$200,000
Total	865,828		772,699
____________

(1)	The repurchases from employees represent shares canceled in settlement of employee minimum statutory tax withholding obligations due upon the vesting of restricted stock units.
(2)
This program does not have a specific expiration date and authorizes repurchases in the open market. In each of January, July, and October of 2014, the Board of Directors approved the repurchase of up to an additional $100 million of our outstanding common stock, with such authorization aggregating to $300 million. In January 2015, we announced that the Board of Directors approved an additional $337 million to augment its existing authorization under our stock repurchase program. Subsequently in February 2015, we entered into separate accelerated stock repurchase ("ASR") agreements with two financial institutions to repurchase an aggregate of $300 million of our common stock. Under the terms of the ASR agreements, we paid an aggregate of $300 million in cash and received an initial delivery of approximately 5.7 million shares on February 4, 2015. In June 2015, the ASR agreements settled, and we received an additional 0.8 million shares, which were retired. In total, approximately 6.5 million shares were delivered under the ASR agreements at an average repurchase price of $46.17 per share. As of June 30, 2015, $200.0 million of the previous authorizations remained available for future repurchases. For further information about our stock repurchase program, see Note 7. Stock Repurchase Program of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Ithaca Holdco 2, LLC (formerly known as Italics Inc.), Ithaca Merger Sub LLC  (formerly known as Italics Merger Sub Inc., and Informatica Corporation (incorporated by reference to Exhibit 2.1 of Informatica Corporation’s Current Report on Form 8-K filed on April 7, 2015).

3.1	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 7, 2015, Commission File No. 0-25871).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 5, 2015	INFORMATICA CORPORATION

/s/ MICHAEL BERRY
Michael Berry
EVP and Chief Financial Officer

INFORMATICA CORPORATION
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2015

Exhibit Number	Document

2.1
Agreement and Plan of Merger, dated as of April 6, 2015, by and among Ithaca Holdco 2, LLC (formerly known as Italics Inc.), Ithaca Merger Sub LLC  (formerly known as Italics Merger Sub Inc., and Informatica Corporation (incorporated by reference to Exhibit 2.1 of Informatica Corporation’s Current Report on Form 8-K filed on April 7, 2015).

3.1	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 7, 2015, Commission File No. 0-25871).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
____________________

*	Furnished, not filed.